Form 10-Q
period 2005-06-30
Centennial Bank Holdings, Inc.
filed 2005-09-26
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-124855

CENTENNIAL BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-2150446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1331 Seventeenth St., Suite 300 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

303-296-9600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of August 31, 2005 there were 53,081,750 shares of the registrant’s common stock outstanding, including 1,178,816 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	June 30, 2005	December 31, 2004
	(In thousands)
Assets
Cash and due from banks	$67,177	67,927
Federal funds sold	1,200	23,000

Cash and cash equivalents	68,377	90,927

Time deposits with banks	5,000	5,000
Securities available for sale, at fair value	132,018	125,687
Securities held to maturity (fair value of $502 and $645 at June 30, 2005 and December 31, 2004)	506	640
Bank stocks, at cost	14,835	12,770
Other investments	—	1,405

Total investments	152,359	145,502

Loans held for sale	6,030	7,301
Loans, net of unearned discount	1,718,213	1,641,821
Less allowance for loan losses	(25,535)	(25,022)

Net loans	1,698,708	1,624,100

Premises and equipment, net	47,416	44,921
Foreclosed assets	4,438	5,707
Accrued interest receivable	9,957	9,062
Goodwill	331,626	328,185
Other intangible assets, net	47,056	53,360
Other assets	8,272	7,795
Assets held for sale	93,633	89,642

Total assets	$2,461,842	2,399,201

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

	June 30, 2005	December 31, 2004
	(In thousands)
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$483,921	477,999
Interest-bearing demand	519,098	581,580
Savings	79,514	81,725
Time	506,647	537,195

Total deposits	1,589,180	1,678,499

Securities sold under agreements to repurchase and federal fund purchases	53,797	27,492
Accrued interest payable	2,886	2,313
Borrowings	159,441	39,770
Subordinated debentures	41,677	42,079
Deferred tax liability, net	13,825	12,076
Other liabilities	8,778	10,350
Liabilities associated with assets held for sale	75,711	71,208

Total liabilities	1,945,295	1,883,787

Commitments and contingencies

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 52,333,334 shares issued at June 30, 2005 and December 31, 2004; 51,902,934 and 52,333,334 outstanding at June 30, 2005 and December 31, 2004	52	52
Additional paid-in capital	511,868	511,588
Retained earnings	8,483	3,796
Accumulated other comprehensive income (loss)	803	(22)

	521,206	515,414
Less cost of shares in treasury, 430,400 shares at June 30, 2005	(4,659)	—

Total stockholders’ equity	516,547	515,414

Total liabilities and stockholders’ equity	$2,461,842	2,399,201

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Successor)	2004 (Predecessor)	2005 (Successor)	2004 (Predecessor)
	(In thousands, except per share data)
Interest income:
Loans, including fees	$30,583	10,326	$59,080	20,528
Investment securities:
Taxable	348	223	648	443
Tax-exempt	591	5	1,083	10
Dividends	199	64	369	119
Federal funds sold and other	647	11	1,231	22

Total interest income	32,368	10,629	62,411	21,122

Interest expense:
Deposits	4,765	2,259	8,393	4,947
Federal funds purchased and repurchase agreements	267	22	444	46
Subordinated debentures	596	174	1,170	318
Borrowings	870	546	1,206	961

Total interest expense	6,498	3,001	11,213	6,272

Net interest income	25,870	7,628	51,198	14,850
Provision for loan losses	—	600	1,700	1,000

Net interest income, after provision for loan losses	25,870	7,028	49,498	13,850
Noninterest income:
Customer service and other fees	1,993	1,021	3,922	2,036
Gain (loss) on sale of securities	(14)	—	9	(66)
Gain on sale of loans	257	—	627	—
Gain (loss) on sale of assets	95	(39)	341	26
Other	8	5	18	20

Total noninterest income	2,339	987	4,917	2,016
Noninterest expense:
Salaries and employee benefits	5,609	2,633	20,396	5,633
Occupancy expense	1,660	527	3,288	1,098
Furniture and equipment	881	307	1,666	613
Amortization of intangible assets	3,095	—	6,189	—
Merger, acquisition and transition expenses	5,005	—	5,448	—
Other general and administrative	4,967	1,738	9,213	3,744

Total noninterest expense	21,217	5,205	46,200	11,088

Income before income taxes	6,992	2,810	8,215	4,778
Income tax expense	2,431	1,071	2,734	1,699

Income from continuing operations	4,561	1,739	5,481	3,079
Loss on disposition of discontinued operations, net of tax (Note 10)	(1,244)	—	(1,244)	—
Income from discontinued operations, net of tax	273	—	450	—

Net income	$3,590	1,739	$4,687	3,079

Earnings per share—basic:
Income from continuing operations	$0.09	1.12	$0.10	1.98
Income from discontinued operations, net of tax	(0.02)	—	(0.01)	—
Net income	0.07	1.12	0.09	1.98
Earnings per share—diluted:
Income from continuing operations	$0.09	1.10	$0.10	1.95
Income from discontinued operations, net of tax	(0.02)	—	(0.01)	—
Net income	0.07	1.10	0.09	1.95
Weighted average shares outstanding	52,179,857	1,557,293	52,256,172	1,554,660
Fully diluted average shares outstanding	52,179,857	1,584,068	52,256,172	1,581,483

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Successor)	2004 (Predecessor)	2005 (Successor)	2004 (Predecessor)
Net income	$3,590	1,739	4,687	3,079
Other comprehensive income (loss), net of tax
Change in net unrealized loss on securities available for sale	538	(305)	825	(224)

Comprehensive income	$4,128	1,434	5,512	2,855

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Six months Ended June 30,
	2005 (Successor)	2004 (Predecessor)
	(In thousands)
Cash flows from operating activities:
Net income	$4,687	3,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,882	558
Loss on disposition of discontinued operations	1.244	—
Gain on sale of foreclosed assets	(250)	(26)
Loss on disposal of premises and equipment	(98)	3
Gain on sale of securities	(635)	56
Stock dividends	(117)	(40)
Net accretion and amortization on securities and debt obligations	(63)	36
Provision for loan losses	1,700	1,000
Deferred income tax benefit	(2,423)	(42)
Amortization of intangibles	6,190	—
Proceeds from sales of loans held for sale	47,185	—
Originations of loans held for sale	(45,287)	—
Net change in:
Accrued interest receivable and other assets	(9,521)	(573)
Accrued interest payable and other liabilities	7,518	698

Net cash provided by operating activities	12,012	4,749

Cash flows from investing activities (net of assets and liabilities acquired in acquisitions):
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	100,252	51,393
Purchases	(108,064)	(50,124)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	130	174
Purchases	—	(611)
Loan originations and principal collections, net	(79,629)	9,804
Proceeds from sales of foreclosed assets	3,290	4,304
Proceeds from sale of other investments	1,516	—
Proceeds from sale of premises and equipment	373	138
Payments on discontinued operations	(43)	—
Additions to premises and equipment	(4,763)	(180)

Net cash provided (used) by investing activities	(86,938)	14,898

Cash flows from financing activities (net of assets and liabilities acquired in acquisitions):
Net change in deposits	(88,945)	(37,560)
Net change in short-term borrowings	90,907	8,280
Proceeds from issuance of long-term debt	31,267	10,231
Net change in federal funds purchased and repurchase agreements	23,806	29
Net proceeds from sale of common stock	—	766
Repurchase of common stock	(4,659)	—

Net cash provided (used) by financing activities	52,376	(18,254)

Net change in cash and cash equivalents	(22,550)	1,393
Cash and cash equivalents, beginning of period	90,927	23,731

Cash and cash equivalents, end of period	$68,377	25,124

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$11,369	6,313

Income taxes paid	$1,044	664

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$1,770	1,717

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. and Subsidiaries (the Company), is primarily engaged in the business of banking, providing services to individual and corporate customers principally in Colorado.

On July 16, 2004, Centennial Bank Holdings, Inc. and its wholly owned subsidiary, Centennial Bank of the West (Predecessor) was acquired by Centennial C Corp (CCC) in a cash purchase funded by the proceeds of CCC’s sale of 18,500,000 shares of its common stock. Centennial Bank Holdings, Inc. was then merged with and into CCC, which changed its name to Centennial Bank Holdings, Inc. (Successor). For presentation purposes, consolidated statements of income, comprehensive income, and cash flows are presented for the six months ended June 30, 2005 (Successor) and the six months ended June 30, 2004 (Predecessor). On December 31, 2004, Centennial Bank Holdings, Inc. purchased all of the outstanding stock of Guaranty Corporation. Guaranty Corporation’s subsidiaries include Guaranty Bank and Trust Company, First National Bank of Strasburg, and Collegiate Peaks Bank. Accordingly, the consolidated balance sheets as of June 30, 2005 and December 31, 2004 (Successor) include the accounts of Guaranty Corporation and subsidiaries. These acquisitions were accounted for under the purchase method of accounting through which the purchase price was allocated to the tangible and intangible assets and liabilities acquired. The accompanying Predecessor statements of income, comprehensive income and cash flows for the six months ended June 30, 2004 do not reflect the effects of purchase accounting and, therefore are not comparable to the Successor financial statements for the periods subsequent to the acquisitions.

(a)	Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets and liabilities, goodwill and other intangible assets.

(c)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, fixtures and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell. Assets to be disposed are separately presented in the consolidated balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

(d)	Segments of an Enterprise and Related Information

The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented in this report. The Company has three active operating subsidiaries, namely, the bank subsidiaries, otherwise known as Centennial Bank of the West, Guaranty Bank and Trust Company and Collegiate Peaks Bank. On April 14, 2005, the Company merged First National Bank of Strasburg into Guaranty Bank and Trust Company. The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in determining its reportable segments and related disclosures. None of the Company’s other subsidiaries meets the 10% threshold for disclosure under SFAS No. 131.

(e)	Stock Incentive Plan

On April 5, 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan, or the Plan, subject to Stockholder approval. The Plan provides for grants of stock options, restricted stock awards, restricted stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. At the Company’s annual meeting on June 2, 2005, the Company’s stockholders approved the Plan. No grants had been made under this Plan as of June 30, 2005.

(f)	Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

(2)	Securities

The amortized cost and estimated fair value of debt securities are as follows:

	June 30, 2005 (Successor)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$19,891	3	(71)	19,823
U.S. government agencies	11,492	—	(9)	11,483
State and municipal	53,768	1,241	(33)	54,976
Mortgage-backed	44,950	67	(287)	44,730
Marketable equity securities	1,003	3	—	1,006

Securities available for sale	$131,104	1,314	(400)	132,018

Securities held to maturity:
Mortgage-backed	$506	—	(4)	502

	December 31, 2004 (Successor)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$38,170	—	—	38,170
U.S. government agencies	8,482	—	(3)	8,479
State and municipal	34,320	1		34,321
Mortgage-backed	43,748	124	(159)	43,713
Marketable equity securities	1,004	—	—	1,004

Securities available for sale	$125,724	125	(162)	125,687

Securities held to maturity:
Mortgage-backed	$640	5	—	645

(3)	Loans

A summary of net loans by loan type at the dates indicated is as follows:

	June 30, 2005 (Successor)	December 31, 2004 (Successor)
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$712,002	638,007
Construction	341,885	308,545
Equity lines of credit	73,936	81,936
Commercial loans	449,028	458,171
Agricultural loans	64,485	62,199
Lease financing	860	912
Installment loans to individuals	54,421	64,625
Overdrafts	547	5,589
SBA and other	22,201	22,004

	1,719,365	1,641,988
Less:
Allowance for loan losses	(25,535)	(25,022)
Net of unearned discount	(1,152)	(167)

	1,692,678	1,616,799
Loans available for sale	6,030	7,301

	$1,698,708	1,624,100

A summary of transactions in the allowance for loan losses for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005 (Successor)	June 30, 2004 (Predecessor)	June 30, 2005 (Successor)	June 30, 2004 (Predecessor)
	(In thousands)
Balance, beginning of period	$26,561	7,261	$25,022	7,653
Provision for loan losses	—	600	1,700	1,000
Loans charged off	(1,206)	(783)	(1,711)	(1,736)
Recoveries on loans previously charged-off	180	164	524	325

Balance, end of period	$25,535	7,242	$25,535	7,242

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2005 (Successor)	December 31, 2004 (Successor)
	(In thousands)
Impaired loans with a specific valuation allowance	$28,390	27,970
Impaired loans without a specific valuation allowance	4,287	7,632

Total impaired loans	$32,677	35,602

Valuation allowance related to impaired loans	$17,556	9,290

Average investment in impaired loans	$38,027	11,422

No interest income was recognized on impaired loans during the six months ended June 30, 2005 and 2004. At June 30, 2005, no additional funds were committed to be advanced in connection with impaired loans. At June 30, 2005 and December 31, 2004, the total investment in loans on nonaccrual was approximately $9,975,000 and $11,905,000, respectively.

(4)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase combinations are tested for impairment no less than annually.

Intangible assets with definite lives are amortized over their respective estimated useful lives of two to 14 years to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired.

The changes in the carrying amount of goodwill for the periods ended June 30, 2005 and December 31, 2004 are as follows:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
	(In thousands)
Balance, beginning of period	$328,185	9,226
Elimination of preacquisition goodwill	—	(9,226)
Goodwill acquired on July 17, 2004	—	104,684
Goodwill acquired on December 31, 2004	—	223,501
Adjustment to goodwill
Increase related to income taxes	3,441	—

Balance, end of period	$331,626	328,185

The Company revised its estimated value for its discontinued operations in the second quarter of 2005 based on additional information available related to the sale of the Collegiate Peaks Bank subsidiary. This revision resulted in a $794,000 reallocation of goodwill between the holding company and Collegiate Peaks Bank. The Company determined that it would have an estimated tax liability associated with the sale of Collegiate Peaks Bank, resulting in additional goodwill of $3,441,000.

The following table presents the gross amounts of core deposits and customer relationships intangibles and the related accumulated amortization at the dates indicated:

	Useful life	June 30, 2005 (Successor)	December 31, 2004 (Successor)
		(In thousands)
Non-compete employment agreement	2 years	$3,606	3,720
Core deposit intangible Centennial Bank	10 years	4,715	4,715
Core deposit intangible First National Bank	13.6 years	—	8,941
Core deposit intangible Guaranty Bank	9 to 13.6 years	45,702	36,761

		54,023	54,137
Accumulated amortization		(6,967)	(777)

		$47,056	53,360

Amortization expense for intangible assets for the six months ended June 30, 2005 and 2004 was $6,190,000 and none, respectively.

(5)	Borrowings

Borrowed funds include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a line of credit with First Tennessee. The FHLB borrowings are collateralized by a blanket pledge and security agreement. The Company had $159,441,000 and $39,770,000 outstanding under these borrowings at June 30, 2005 and December 31, 2004, with a total commitment of $243,027,000 at June 30, 2005.

(6)	Subordinated Debentures and Trust Preferred Securities

Excluding unamortized premium of $448,000, the Company had a $41,229,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 7.9% at June 30, 2005. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five years after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2005 (dollars in thousands):

Series	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.6%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.2%	N/A
CenBank Trust III	4/15/2004	15,454	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	6.2%	10/15/2005
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	6.6%	10/15/2005

*	Call date represents the earliest call date by the Company without penalty.

These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the Company’s banking regulator, has promulgated the capital regulations affecting trust preferred securities with a five-year transition period ending March 31, 2009. The regulations currently in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2005.

(7)	Commitments

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2005 (Successor)	December 31, 2004 (Successor)
	(In thousands)
Commitments to extend credit	$564,297	468,059
Standby letters of credit	36,230	71,266
Commercial letters of credit	479	574

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Commitments to extend credit under overdraft protection agreements are commitments for possible future extensions of credit to existing deposit customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

The Company enters into commercial letters of credit on behalf of its customers which authorize a third party to draw drafts on the Company up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Company to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

(8)	Capital Ratios

At June 30, 2005 and December 31, 2004, the Company had leverage ratios of 9.54% and 8.70%, Tier 1 risk-weighted capital ratios of 10.12% and 9.39%, and total risk-weighted capital ratios of 11.37% and 10.64%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

(9)	Business Combination

On December 21, 2004, the Company entered into a definitive agreement to acquire all of the outstanding stock of First MainStreet Financial, Ltd. in exchange for approximately 10 million Company shares with an estimated value of $10.50 per share. Management anticipates this merger will close on October 1, 2005.

(10)	Assets Held for Sale and Discontinued Operations

The Company has decided to sell its Collegiate Peaks Bank subsidiary and has classified its assets and liabilities as held for sale at the lower of cost or fair value at June 30, 2005. As of June 30, 2005, the Company has recorded an impairment of fair value for Collegiate Peaks Bank of $1,201,000. The $1,201,000 consisted of 2005 net income of $450,000 that will not be reflected as an adjustment to the sale price, a $794,000 reduction to the value of the Collegiate Peaks Bank from its estimated value at December 31, 2004 of $18,434,000, offset by the payment of $43,000 of disposition costs during the six months ended June 30, 2005. Earnings from Collegiate Peaks between June 30, 2005 and its disposition date will be offset by an increased impairment as the purchase price will not be adjusted for the additional earnings. Completion of the sale of the subsidiary is anticipated in the fourth quarter of 2005. The Company had no income from operations from the subsidiary in 2004, as the subsidiary was acquired in connection with the purchase of Guaranty Corporation on December 31, 2004. The following table presents the assets and liabilities of the subsidiary which are held for sale at June 30, 2005 and the summary results of operations of the subsidiary for the six months ended June 30, 2005:

June 30, 2005
(In thousands)
Assets held for sale:
Cash and cash equivalents	$10,301
Investments	16,395
Loans and leases, net	52,768
Other intangible assets	3,574
Goodwill	8,922
Other assets	2,874

Fair value adjustment	(1,201)

Total assets held for sale	$93,633

Liabilities associated with assets held for sale:
Deposits	$68,769
Securities sold under repurchase agreements	5,246
Other liabilities	1,696

Total liabilities associated with assets held for sale	$75,711

Six months Ended June 30, 2005
(In thousands)
Interest income	$2,248
Noninterest income	216
Net income	450

(11)	Subsequent Event

On June 24, 2005, the Company announced the signing of a definitive agreement to acquire all the outstanding stock and options of Foothills Bank for $27.5 million in cash. Foothills Bank is located in the Wheatridge, Colorado, and had $126 million in assets, $95 million in net loans and $115 million in deposits at June 30, 2005. This transaction, which is subject to regulatory approval and the approval of Foothills Bank’s shareholders, is expected to close during the fourth quarter of 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2005. This analysis should be read in conjunction with our 2004 consolidated financial statements as filed on our Form S-1 registration statement and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis.

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other “Risk Factors” referenced in our 2005 Form S-1 registration statement. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We assume no obligation to update such forward-looking statements. The forward-looking statements are made as of the date of this Report, and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. All forward-looking statements contained in this Report are expressly qualified by these cautionary statements.

Overview

We are a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits, originating commercial loans, real estate loans, including construction loans and mortgage loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, fees from the sale or referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates also impact our financial condition, results of operations and cash flows.

Recent Developments

On March 3, 2004, we were incorporated in Delaware under the name Centennial C Corp. On July 16, 2004, in a cash purchase funded by the proceeds of our sale of 18,500,000 shares of our common stock, we acquired our predecessor and changed our name to Centennial Bank Holdings, Inc. On December 31, 2004, we acquired Guaranty Corporation, a bank holding company and a Colorado corporation, which operated 18 branches in Colorado through its three banking subsidiaries. The acquisitions were accounted for using the purchase method of accounting. Centennial’s financial statements as of December 31, 2004 present the consolidated financial position of Centennial at December 31, 2004, which includes Guaranty. The results of operations for the three and six months ended June 30, 2004 reflect our predecessor only.

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies that we believe are critical and involve significant management judgment.

Allowance for Loan Losses

The loan portfolio is the largest category of assets on our balance sheets. We determine probable losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses monthly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is much more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

We estimate the appropriate level of loan loss allowance by conducting a detailed review of a significant number of much smaller portfolio segments that comprise the consumer and commercial loan portfolios. We segment the loan portfolio into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The risk profile of certain segments of the loan portfolio may be improving, while the risk profile of others may be deteriorating. As a result, changes in the appropriate level of the allowance for different segments may offset one another. Adjustments to the allowance represent the impact from the analysis of all loan segments.

Investment in Debt and Equity Securities

We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position and results of operations. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

Deferred Income Taxes

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is evaluated for impairment annually, unless there are factors present that may be indicative of a potential impairment, in which case, a goodwill impairment test is performed more frequently than annually. The first step in testing for impairment is to determine the fair value of each reporting unit. If the carrying amount of any reporting unit exceeds its fair value, an impairment to goodwill is recorded. The evaluation of goodwill involves estimations of discount rates, the timing of projected future cash flows, and utilization of market based valuation techniques. The assumptions used in the evaluation of goodwill are subject to change with changes in economic conditions and other factors. Changes in assumptions used to evaluate this intangible asset affect its value and could have a material adverse impact on our results of operations.

Purchase Accounting

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. In connection with our mergers and acquisitions, we estimate the fair value of assets and liabilities as required, including intangible assets, based on various methods, including market prices, discounted cash flows, and other present value valuation techniques. The valuation methods we use may require management to make numerous estimates and assumptions.

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to our 2004 consolidated financial statements set forth in our Form S-1 to gain a better understanding of how our financial performance is measured and reported.

Results of Operations

The following table summarizes certain key financial results for us for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and ratio data)	2005 (Successor)	2004 (Predecessor)	Change - Favorable (Unfavorable)	2005 (Successor)	2004 (Predecessor)	Change - Favorable (Unfavorable)
Results of Operations:
Interest income	$32,368	$10,629	$21,739	$62,411	$21,122	$41,289
Interest expense	6,498	3,001	(3,497)	11,213	6,272	(4,941)

Net interest income	25,870	7,628	18,242	51,198	14,850	36,348
Provision for loan losses	—	600	600	1,700	1,000	(700)

Net interest income after provision for losses	25,870	7,028	18,842	49,498	13,850	35,648
Noninterest income	2,339	987	1,352	4,917	2,016	2,901
Noninterest expense	21,217	5,205	(16,012)	46,200	11,088	(35,112)

Income before income taxes	6,992	2,810	4,182	8,215	4,778	3,437
Provision for income taxes	2,431	1,071	(1,360)	2,734	1,699	(1,035)

Income from continuing operations	4,561	1,739	2,822	5,481	3,079	2,402
Income (loss) from discontinued operations	(971)	—	(971)	(794)	—	(794)

Net income	$3,590	$1,739	$1,851	$4,687	$3,079	$1,608

Share Data:
Basic earnings per share	$0.07	$1.12	nm	$0.09	$1.98	nm
Diluted earnings per share	$0.07	$1.10	nm	$0.09	$1.95	nm
Average shares outstanding	52,179,857	1,557,293	nm	52,256,172	1,554,660	nm
Diluted average shares outstanding	52,179,857	1,584,068	nm	52,256,172	1,581,483	nm

nm - Change in earnings per share is not meaningful due to the acquisition of the predecessor in July 2004.

Net income increased $1.6 million from $3.1 million for the six months ended June 30, 2004 to $4.7 million for the six months ended June 30, 2005. The change in net income consisted of $4.5 million of net income attributable to bank operations of Guaranty, an increase in net income of $0.1 million over our predecessor’s banking operations, and an increased net loss of $2.2 million at the holding company over our predecessor’s net loss. During the six months ended June 30, 2005, we experienced a loss from discontinued operations of $.8 million, which represents the difference between the expected net proceeds from the sale of our Collegiate Peaks Bank subsidiary and the amount estimated as its value at December 31, 2004.

Net interest income increased $36.3 million from $14.9 million for the six months ended June 30, 2004 to $51.2 million for the six months ended June 30, 2005. Excluding the net interest income of $34.7 million generated by the subsidiary banks we acquired from Guaranty, net interest income increased to $16.5 million from $14.9 million and was offset by an increase of $0.7 million in provision for loan losses and an increase of $4.2 million in noninterest expense. Interest income increased $41.3 million from $21.1 million for the six months ended June 30, 2004 to $62.4 million for the six months ended June 30, 2005. Interest expense increased $4.9 million from $6.3 million for the six months ended June 30, 2004 to $11.2 million for the six months ended June 30, 2005. Excluding the interest income and interest expense of the subsidiary banks we acquired from

Guaranty, we experienced an increase in interest income of $0.6 million to $21.8 million for the first six months of 2005 and a decrease in interest expense of $1.0 million to $5.3 million for the first six months of 2005. The single largest cause of the increase in interest income is the result of an increased real estate loan portfolio balances during the first six months of 2005 compared to the first six months of 2004. Our decrease in interest expense is primarily due to the accretion of $0.8 million during the first six months of 2005 of fair value adjustments on CDs that resulted from the acquisition of our predecessor. No such accretion took place in the first six months of 2004. The net impact of the increase in our interest income and interest expense excluding the effect of the Guaranty acquisition is a $1.6 million increase from the first six months of 2004. The $0.7 million increase in the provision for loan losses in 2005 over 2004 was the result of a provision for a large loan during the first six months of 2005. Additional information on the provision for loan losses is provided below under “-Provision for Loan Losses” and “-Allowance for Loan Losses.”

Net Interest Income and Net Interest Margin

Net interest income increased $36.3 million from $14.9 million for the six months ended June 30, 2004 to $51.2 million for the six months ended June 30, 2005. Interest income increased $41.3 million from $21.1 for the six months ended June 30, 2004 to $62.4 million for the six months ended June 30, 2005. Interest expense increased $4.9 million from $6.3 million for the six months ended June 30, 2004 to $11.2 million for the six months ended June 30, 2005. Excluding the net interest income of $34.7 million generated by the subsidiary banks we acquired from Guaranty, net income increased $1.6 million from $14.9 million. Excluding the interest income and interest expense of the subsidiary banks we acquired from Guaranty, total interest income increased $0.6 million to $21.8 million for the six months ended June 30, 2005 and total interest expense decreased $1.0 million to $5.3 million for the six months ended June 30, 2005. The $0.9 million decrease in interest expense is primarily due to the accretion of $0.9 million during the first six months of 2005 of fair value adjustments on CDs that resulted from the acquisition of our predecessor completed in the third quarter of 2004. There was no similar accretion recorded in the first six months of 2004. Average interest-earning assets increased $1,177.1 million from $657.5 million for the six months ended June 30, 2004 to $1,834.6 million for the six months ended June 30, 2005. Excluding the average balances of interest-earning assets of the subsidiary banks we acquired from Guaranty, average interest-earning assets increased to $659.9 million for the first two quarters of 2005 from $657.5 million for the first two quarters of 2004.

Average yield on interest-earning assets increased from 6.5% for the six months ended June 30, 2004 to 6.9% for the six months ended June 30, 2005. Excluding the average yield on interest-earning assets of the subsidiary banks we acquired from Guaranty, the average yield on our interest-earning assets still increased to 6.9% for the six months ended June 30, 2005 from 6.5% for the six months ended June 30, 2004. The majority of the increase in the average yield on our total interest earning assets resulted from an increase in the average yields on our loan portfolio.

Interest expense on our interest-bearing liabilities decreased from 2.2% for the six months ended June 30, 2004 to 1.7% for the six months ended June 30, 2005. Excluding the interest expense on our interest-bearing liabilities of the subsidiary banks we acquired from Guaranty, the interest expense on our average interest-bearing liabilities decreased to 2.1% for the first half of 2005 from 2.2% for the first half of 2004. The ratio of average noninterest-bearing deposits to average total deposits increased from 12.4% for the six months ended June 30, 2004 to 29.3% for the six months ended June 30, 2005. Excluding the average noninterest-bearing deposits and average total deposits of the subsidiary banks we acquired from Guaranty, the ratio of average noninterest-bearing deposits to average total deposits increased during the first six months of 2005 to 15.6% from 12.4% for the first six months of 2004. The ratio of savings accounts to average total deposits increased from 4.5% for the six months ended June 30, 2004 to 5.2% for the six months ended June 30, 2005, excluding the deposit accounts of the subsidiary banks we acquired from Guaranty. Lower cost deposit accounts increased to 9.3% for the six months ended June 30, 2005 from 8.3% for the six months ended June 30, 2004, excluding the deposit accounts of the subsidiary banks we acquired from Guaranty.

Our net interest margin increased from 4.5% for the six months ended June 30, 2004 to 5.6% for the six months ended June 30, 2005. Excluding the net interest income, average interest-earning and average interest-bearing liabilities of the subsidiary banks we acquired form Guaranty, our net interest income increased to 5.0% for the six months ended June 30, 2005 from 4.5% for the six months ended June 30, 2004 as a result of the change in deposit mix discussed above.

The following tables present for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	Six months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans held for investment(1)(2)(3)	$1,662,796	$59,082	7.17%	$621,294	$20,528	6.64%
Investments:
Taxable(1)	89,578	1,396	3.14%	31,483	442	2.82%
Tax-exempt(4)	41,937	1,082	5.20%	448	10	4.49%
Equity securities	13,086	322	4.96%	4,108	135	6.61%
Other earning assets	27,238	529	3.92%	208	7	6.77%

Total interest earning assets	1,834,635	62,411	6.86%	657,541	21,122	6.46%
Non-earning assets:
Cash and due from banks	54,520			19,277
Other assets	514,091			24,401

Total assets	$2,403,246			$701,219

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$116,553	$197	0.34%	$45,960	$61	0.27%
Money market	522,544	3,692	1.42%	112,997	613	1.09%
Savings	81,860	286	0.70%	25,328	61	0.48%
Time certificates of deposit	437,401	4,218	1.94%	303,398	4,212	2.79%

Total interest-bearing deposits	1,158,358	8,393	1.46%	487,683	4,947	2.04%
Borrowings:
Repurchase agreements	29,861	360	2.43%	9,128	34	0.75%
Federal funds purchased	5,275	84	3.21%	2,132	12	1.13%
Subordinated debentures	41,845	1,145	5.52%	30,929	961	6.25%
Borrowings	75,763	1,231	3.28%	36,147	318	1.77%

Total interest-bearing liabilities	1,311,102	11,213	1.72%	566,019	6,272	2.23%
Noninterest-bearing liabilities:
Demand deposits	479,144			69,017
Other liabilities	94,827			3,474

Total liabilities	1,885,073			638,510
Stockholders’ equity	518,173			62,709

Total liabilities and stockholders’ equity	$2,403,246			$701,219

Net interest income		$51,198			$14,850

Net interest margin			5.63%			4.54%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

(2)	Includes average non-accrual loans of $10.5 million and $18.9 million for the six months ended June 30, 2005 and 2004, respectively.

(3)	Net loan fees of $4.1 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively, are included in the yield computation.

(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$38,554	$1,723	$36,831
Investments:
Taxable	954	55	899
Tax-exempt	1,072	2	1,070
Equity securities	187	19	168
Due from banks	410	2	408
Other earning assets	112	—	112

Total interest income	41,289	1,801	39,488
Interest expense:
Deposits:
Interest-bearing demand	136	21	115
Money market	3,079	240	2,839
Savings	225	38	187
Time certificates of deposit	6	2	4
Repurchase agreements	326	162	164
Federal funds purchased	72	40	32
Subordinated debentures	184	46	138
Borrowings	913	399	514

Total interest expense	4,941	948	3,993

Net interest income	$36,348	$853	$35,495

Provision for Loan Losses

The provision for loan losses represents a charge against earnings. The provision is that amount required to maintain the allowance for loan losses at a level that in our judgment, is adequate to absorb loan losses inherent in the loan portfolio. In periods when an existing allowance for loan losses is determined to exceed the amount required, the allowance for loan losses is reduced, which decreases the charge to earnings through the provision for loan losses. When an existing allowance for loan losses is deemed to be understated, an additional provision is recorded, resulting in an additional charge to earnings through the provision for loan losses.

We recorded a charge to earnings through the provision for loan losses of $1.7 million for the six months ended June 30, 2005 and $1.0 million for the six months ended June 30, 2004. The primary reason for the increase in our provision of $0.7 million was the deterioration of several large loans during the first three months of 2005. The provisions for loan losses for the six months ended June 30, 2005 and 2004 do not include a provision related to banks acquired from Guaranty. Our net loan charge-offs were $1.2 million for the six months ended June 30, 2005 compared to $1.4 million for the six months ended June 30, 2004.

Noninterest Income

The following table presents the major categories of noninterest income:

	Six months Ended June 30,
	2005	2004	Increase (Decrease)
	(In thousands)
Customer service fees	$3,922	$2,036	$1,886
Gain (loss) on sale of securities	9	(66)	75
Gain (loss) on sale of assets	341	26	315
Net gain on sale of loans	627	—	627
Other	18	20	(2)

Total noninterest income	$4,917	$2,016	$2,901

Total noninterest income increased $2.9 million from $2.0 million for the first six months ended June 30, 2004 to $4.9 million in the first six months ended June 30, 2005. Excluding the noninterest income of $3.0 million of the subsidiary banks we acquired from Guaranty, noninterest income decreased $0.1 million from the first six months of 2004 to $1.9 million for the first six months of 2005.

Noninterest Expense

The following table presents, for the years indicated, the major categories of noninterest expense:

	Six Months Ended June 30,
	2005	2004	Increase (Decrease)
	(In thousands)
Salaries and employee benefits	$20,396	$5,633	$14,763
Occupancy	3,288	1,098	2,190
Furniture and equipment	1,666	613	1,053
Amortization	6,189	—	6,189
Professional services	2,480	235	2,245
Merger, acquisition and transition expenses	5,448	—	5,448
Other	6,733	3,509	3,224

Total noninterest expense	$46,200	$11,088	$35,112

Total noninterest expense increased $35.1 million from $11.1 million for the six months ended June 30, 2004 to $46.2 million for the six months ended June 30, 2005. Excluding the noninterest expense of $30.9 million of the subsidiary banks we acquired from Guaranty, noninterest expense increased $4.2 million for the six months ended June 30, 2004 to $15.3 million for the six months ended June 30, 2005. In addition to the acquisition of Guaranty, several factors contributed to this increase in noninterest expense. Professional services expenses increased $2.2 million due to a change in external auditors, the outsourcing of our internal audit functions, the outsourcing of loan review services, and the initiation of the process of complying with the Sarbanes-Oxley Act. In addition to $4.5 million of merger, acquisition and transition related expenses incurred by the Guaranty banks, we incurred $0.9 million for the six months ended June 30, 2005. Our intangible amortization expense increased by $0.8 million in excess of the $5.3 million of Guaranty amortization for the six months ended June 30, 2005 from the core deposit intangible that resulted from the acquisition of our predecessor.

Financial Condition

The following table sets forth certain key consolidated balance sheet data:

	At June 30, 2005	At December 31, 2004	Increase (Decrease)
	(In thousands)
Earning assets	$1,891,027	$1,828,853	$62,174
Total assets	2,461,842	2,399,201	63,435
Deposits	1,589,180	1,678,499	(89,319)

Loans

The following table sets for the amount of our loans outstanding at the dates indicated.

	June 30, 2005	December 31, 2004	Increase (Decrease)	% Change
	(In thousands)
Real estate—mortgage	$785,938	$719,943	$65,995	9.2%
Real estate—construction	341,885	308,545	33,340	10.8%
Commercial	449,028	458,171	(9,143)	(2.0)%
Agricultural	64,485	62,199	2,286	3.7%
Consumer	54,421	64,625	(10,204)	(15.8)%
Leases receivable and other	23,608	28,505	(4,897)	(17.2)%

Total gross loans	1,719,365	1,641,988	77,377	4.7%
Less: allowance for loan losses	(25,535)	(25,022)	513	2.1%
Deferred loan fees	(1,152)	(167)	985	589.8%

Net loans	$1,692,678	$1,616,799	$75,879	4.7%

Loans held for sale at lower of cost or market	$6,030	$7,301	$1,271	(17.4)%

Our lending portfolio increased 4.7%, or $77.4 million from December 31, 2004. In addition to loan portfolio growth, we also had a change in the mix of loans within the portfolio. We experienced a decrease in commercial loans, which is the continued result of a shift away from high risk, lower yield loans, such as purchased accounts receivable from businesses and loans and leases from car dealerships. Our deferred loan fees increased from a minimal balance at December 31, 2004 established after the purchase accounting associated with our acquisition of our predecessor and Guaranty.

Nonperforming Assets

Credit risk related to nonperforming assets arises as a result of lending activities. To manage this risk, we employ frequent monitoring procedures and take prompt corrective action when necessary. We employ a risk rating system that identifies the overall potential amount of risk associated with each loan in our loan portfolio. This monitoring and rating system is designed to help management determine current and potential problems so that corrective actions can be taken promptly.

Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and analysis of the borrower’s financial condition, that the collection of interest is doubtful.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest, loans that have been restructured, and other real estate owned. For reporting purposes, other real estate owned (“OREO”) consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

	June 30, 2005	December 31, 2004	Increase (Decrease)
	(Dollars in thousands)
Nonaccrual loans and leases, not restructured	$9,975	$11,905	$(1,930)
Accruing loans past due 90 days or more	280	2,494	(2,214)

Total nonperforming loans (NPLs)	10,255	14,399	(4,144)
Other real estate owned	4,438	5,707	(1,269)

Total nonperforming assets (NPAs)	$14,693	$20,106	$(5,413)

Selected ratios:
NPLs to total loans held for investment	0.60%	0.88%	(0.28)%
NPAs to total assets	0.60%	0.84%	(0.24)%

Nonperforming loans decreased by $4.1 million from $14.4 million as of December 31, 2004 to $10.3 million as of June 30, 2005. The majority of this decrease is due to a $2.2 million decrease in the balance of loans 90 days or more past due as of June 30, 2005. Of this $2.2 million decrease, $0.6 million is due to the reclassification of a loan 90 days or more past due as of December 31, 2004 to other real estate owned as of June 30, 2005 and $1.8 million of loans 90 days or more past due as of December 31, 2004 that are current as of June 30, 2005. Other real estate owned (“OREO”) decreased $1.3 million from $5.7 million as of June 30, 2004 to $4.4 million as of June 30, 2005. Of this $1.3 million decrease, $1.1 million is the result of the sale of a commercial real estate property during the second quarter of 2005 that was carried as OREO property as of December 31, 2004.

Impaired Loans

Impaired loans are commercial, commercial real estate, other real estate-related and individually significant mortgage and consumer loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories overlap. Nonaccrual loans include impaired loans which are not reviewed on an individual basis for impairment, and represent loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. We may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan or the loan is not a commercial, commercial real estate, other real estate-related or an individually significant mortgage or consumer loan.

In determining whether or not a loan is impaired, we apply our loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed, and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs.

We had OREO property with an aggregate carrying value of $4.4 million at June 30, 2005 and $5.7 million at December 31, 2004. Of the $5.7 million at December 31, 2004 $3 million was acquired in the acquisition of Guaranty. We believe that our OREO properties are readily marketable.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb loan losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating an allowance for all other loans.

As discussed above, a loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. A loan that has been purchased or acquired in a transfer is considered impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. We have evaluated the loans we acquired in our acquisitions of our predecessor and Guaranty for impairment, and management believes that no additional impairment exists at this time. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

In estimating the general allowance for loan losses, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned risk ratings using regulatory definitions of “special mention,” “substandard,” and “doubtful”. Loans graded as “loss” are generally charged off immediately.

For each general allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon three years of historical loss rates, adjusted for qualitative factors affecting loan portfolio collectibility as described above. Qualitative adjustment factors are expressed in basis points and adjust historical loss factors downward up to 40 basis points and upward up to 75 basis points.

The specific allowance for impaired loans and the general allowance are combined to determine the required allowance for loan losses. The amount calculated is compared to the actual allowance for loan losses at each quarter end and any shortfall is covered by an additional provision for loan losses. As a practical matter, our allowance methodology may show that an unallocated allowance exists at quarter end.

Six Months Ended June 30, 2005
(Dollars in thousands)
Allowance for loan losses:
Beginning balance, December 31, 2004	$25,022
Allowance acquired through acquisitions	—
Loan charge offs
Real estate—mortgage	881
Real estate—construction	20
Commercial	526
Agricultural	32
Consumer	227
Leases receivable and other	23

Total loan charge offs	1,709

Recoveries:
Real estate—mortgage	87
Real estate—construction	84
Commercial	190
Agricultural	11
Consumer	107
Lease receivable and other	43

Total recoveries	522

Net loan charge offs	1,187

Provision for the allowance for loan losses	1,700

Ending balance, June 30, 2005	$25,535

Loans held for investment	$1,718,213
Average loans held for investment	1,658,523
Non-performing loans	10,255
Selected ratios:
Net charge-offs to average loans held for investment	0.14%
Provision for the allowance for loans held for investment to average loans held for investment	0.21%
Allowance for loans to loans held for investment at end of period	1.49%
Allowance for loans to nonperforming loans	249.00%

The allowance for loan losses of $25.5 million at June 30, 2005 represented 1.5% of total loans and 249.0% of nonperforming loans as of that date. At December 31, 2004 the allowance for loan losses of $25.0 million represented 1.5% of total loans and 173.78% of nonperforming loans. Annualized charge-offs to average loans held for investment were 0.2% for the six months ended June 30, 2005 compared to annualized recoveries to average loans of 0.1% for the six months ended June 30, 2005.

Investment Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimize credit risk.

The carrying value of our portfolio of investment securities at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004	Increase (Decrease)	% Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$19,823	$38,170	$(18,347)	(48.1)%
U.S. Government agencies	11,483	8,479	3,004	35.4%
Obligations of state and political subdivisions	54,976	34,321	20,655	60.2%
Mortgage backed securities	44,730	43,713	1,017	2.3%
Marketable equity securities	1,006	1,004	2	0.2%

Total securities available-for-sale	$132,018	$125,687	$6,331	5.0%

Securities held-to-maturity:
Mortgage-backed securities	$506	$640	$(134)	20.9%

Bank stocks, at cost	$14,835	$12,770	$2,065	16.2%

The carrying value of our investment securities at June 30, 2005 totaled $147.4 million compared to $139.1 million at December 31, 2004. We restructured the makeup of our investment portfolio during the first six months of 2005 away from lower yielding securities to somewhat higher yielding securities with acceptable risk profiles. This restructuring accounts for the majority of the changes in the carrying values from December 31, 2004 June 30, 2005. The acquisition of Guaranty accounted for $102.7 million of the $105.5 million increase from 2003 to 2004. The remaining increase of $2.8 million was related to the additional available liquidity resulting from the decrease in our loan portfolio over this same period.

Borrowings

Excluding unamortized premium of $448,000, the Company had a $41,229,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 7.9% at June 30, 2005. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. We amortized $402,000 of premium for the six months ended June 30, 2005.

Our borrowings increased by $119.7 million at June 30, 2005 from December 31, 2004. The use of borrowing was precipitated by a decrease in deposits of $89.3 million with a $75.1 million increase in our loan portfolio during the six month period ended June 30, 2005.

Borrowed funds include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a line of credit with First Tennessee. The FHLB borrowings are collateralized by a blanket pledge and security agreement and the stock of the Company’s subsidiaries. The Company had $159,441,000 and

$39,770,000 outstanding under these borrowings at June 30, 2005 and December 31, 2004, with a total commitment of $243,027,000 at June 30, 2005.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high risk loans, and adding the products together.

At June 30, 2005, the Company had a leverage ratio of 9.54%, Tier 1 risk-weighted capital ratio of 10.12% and total risk-weighted capital ratio of 11.37%. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

Contractual Obligations

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2005 (Successor)	December 31, 2004 (Successor)
	(In thousands)
Commitments to extend credit	$564,297	468,059
Standby letters of credit	36,230	71,266
Commercial letters of credit	479	574

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer. Commitments to extend credit under overdraft protection agreements are commitments for possible future extensions of credit to existing deposit customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

The Company enters into commercial letters of credit on behalf of its customers which authorize a third party to draw drafts on the Company up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Company to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, liquidity, capital expenditures or capital resources.

Liquidity

Based on our existing business plan, we believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

On a stand-alone basis, we currently rely on dividends from our subsidiary banks as the main source of liquidity. At June 30, 2005, the amount available for dividends from our banks, including First National Bank of Strasburg, which was subsequently merged with Guaranty Bank and Trust Company, without regulatory approval, was $16.7 million. We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, and for the payment of dividends to our shareholders.

The banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Our goal is to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below approximately 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities not pledged as collateral expressed as a percentage of total deposits) above approximately 15%.

Our deposits tend to be cyclical, decreasing at the beginning of the year and ramping up during the balance of the year. In addition, while fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Our individual bank and holding company Asset Liability Management Committees, or our ALCOs, address interest rate risk. The committees are comprised of members of our senior management, with a board member on the holding company ALCO. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our board of directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within board-approved limits, the board may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

We monitor and evaluate our interest rate risk position on a quarterly basis using traditional gap analysis, earnings at risk analysis and economic value at risk analysis under 100 and 200 basis point change scenarios. Each of these analyses measures different interest rate risk factors inherent in the balance sheet. Traditional gap analysis, although not a complete view of these risks, provides a fair representation of our current interest rate risk exposure. Traditional gap analysis calculates the dollar amount of mismatches between assets and liabilities, at certain time periods, whose interest rates are subject to repricing at their contractual maturity date or repricing period.

Gap Analysis

A traditional measure of a financial institution’s interest rate risk is the static gap analysis. A static gap is the difference between the amount of assets and liabilities that are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At June 30, 2005, we had a positive gap of $169,000, or 7% percent of our total assets, that would be subject to repricing within one year, with a total positive gap $527,000, or 21% of our total assets. The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of June 30, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	Less than 3 months	3 months to 1 year	1 to 5 years	Over 5 years	Non-rate sensitive	Total
Interest-bearing cash and cash equivalents	$14,425	$5,000	$—	$—	$—	$19,425
Investment securities	26,563	21,072	40,748	44,141	14,835	147,359
Loans, gross	1,162,189	225,322	269,685	58,253	8,794	1,724,243
All other assets	42,315	10,485	10,872	12,719	494,424	570,815

Totals	$1,245,492	$261,879	$321,305	$115,113	$518,053	$2,461,842

Deposits	$795,777	$258,009	$50,474	$—	$484,920	$1,589,180
Assets under repurchase agreements and federal funds purchases	53,797	—	—	—	—	53,797
Borrowings	150,352	—	4,871	4,218	—	159,441
Subordinated debentures	—	25,764	—	15,913	—	41,677
All other liabilities	48,070	6,839	2,398	—	43,099	100,406
Stockholders’ equity	—	—	—	—	517,341	517,341

Totals	$1,047,996	$290,612	$57,743	$20,131	$1,045,360	$2,461,842

Period gap	197,496	(28,733)	263,562	94,982	(527,307)
Cumulative gap	197,496	168,763	432,325	527,307
Cumulative rate sensitive gap %	8%	7%	18%	21%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

In December 2004, an adversary proceeding was filed in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. The Court recently granted our motion for summary judgment and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. We intend to continue to vigorously contest the remaining claims, which amount to approximately $2.5 million.

In July 2005 and September 2005, two actions were filed in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities against Guaranty Bank and Trust Company and a former officer. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations, violations of the Colorado Organized Crime Control Act and a civil conspiracy causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are in excess of $13.1 million and statutory treble damages. At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations.

We are party to various other legal proceedings in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2005	—	$—	—	—
May 2005	—	—	—	—
June 2005	400,000	10.80	—	—

Totals	400,000	$10.80	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of shareholders on June 2, 2005.

(b)	The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

David C. Boyles

G. Hank Brown

Edward B. Cordes

John M. Eggemeyer

William R. Farr

Richard G. McClintock

Stephen B. Shraiberg

Matthew P. Wagner

Albert C. Yates

(c)	At the annual meeting, shareholders voted on (1) the election of the Company’s directors; (2) an amendment and restatement of the Company’s Certificate of Incorporation; and (3) adoption of the Company’s 2005 Stock Incentive Plan. All nominees for director were elected, the amendment and restatement of the Company’s Certificate of Incorporation was approved, and the Company’s 2005 Stock Incentive Plan was adopted and approved. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non- votes
Election of Directors:
David C. Boyles	44,262,986	—	—	3,740,600	—
G. Hank Brown	47,584,586	—	—	419,000	—
Edward B. Cordes	47,584,586	—	—	419,000	—
John M. Eggemeyer	44,262,986	—	—	3,740,600	—
William R. Farr	44,262,986	—	—	3,740,600	—
Richard G. McClintock	47,584,586	—	—	419,000	—
Stephen B. Shraiberg	47,584,586	—	—	419,000	—
Matthew P. Wagner	47,584,586	—	—	419,000	—
Albert C. Yates	47,584,586	—	—	419,000	—

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non- votes
Amend and Restate Certificate of Incorporation	28,152,752	5,693,000	—	—	14,157,834
2005 Stock Incentive Plan	29,491,852	4,353,900	—	—	14,157,834

ITEM 5.	Other Information

None to report.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124855), as amended).

3.2	Bylaws of the Company, as amended to date (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124855), as amended).

31.1	15d-14(a) Certification of Chief Executive Officer.

31.2	15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 26, 2005	CENTENNIAL BANK HOLDINGS, INC.

/S/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer