Form 10-Q
period 2005-09-30
Centennial Bank Holdings, Inc.
filed 2005-11-14
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of October 31, 2005 there were 62,411,268 shares of the registrant’s common stock outstanding, including 1,286,131 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except for share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$94,033	67,927
Federal funds sold	—	23,000

Cash and cash equivalents	94,033	90,927

Time deposits with banks	5,000	5,000
Securities available for sale, at fair value	122,097	125,687
Securities held to maturity (fair value of $386 and $645 at September 30, 2005 and December 31, 2004)	386	640
Bank stocks, at cost	24,834	12,770
Other investments	—	1,405

Total investments	152,316	145,502

Loans held for sale	6,015	7,301
Loans, net of unearned discount	1,763,533	1,641,821
Less allowance for loan losses	(25,019)	(25,022)

Net loans	1,744,529	1,624,100

Premises and equipment, net	48,472	44,921
Foreclosed assets	2,532	5,707
Accrued interest receivable	11,375	9,062
Goodwill	331,626	328,185
Other intangible assets, net	44,087	53,360
Other assets	12,402	7,795
Assets held for sale	98,797	89,642

Total assets	$2,540,169	2,399,201

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except for share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$531,970	477,999
Interest-bearing demand	594,634	581,580
Savings	73,575	81,725
Time	521,430	537,195

Total deposits	1,721,609	1,678,499

Securities sold under agreements to repurchase and federal fund purchases	31,304	27,492
Accrued interest payable	3,292	2,313
Borrowings	118,335	39,770
Subordinated debentures	41,476	42,079
Deferred tax liability, net	12,278	12,076
Other liabilities	8,987	10,350
Liabilities associated with assets held for sale	80,854	71,208

Total liabilities	2,018,135	1,883,787

Commitments and contingencies

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 53,509,650 and 52,333,334 shares issued at September 30, 2005 and December 31, 2004; 53,079,250 and 52,333,334 outstanding at September 30, 2005 and December 31, 2004	52	52
Additional paid-in capital	512,142	511,588
Retained earnings	13,614	3,796
Accumulated other comprehensive income (loss)	885	(22)

	526,693	515,414
Less cost of shares in treasury, 430,400 shares at September 30, 2005	(4,659)	—

Total stockholders’ equity	522,034	515,414

Total liabilities and stockholders’ equity	$2,540,169	2,399,201

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Successor		Predecessor
	Three Months Ended September 30, 2005	Period from July 17, 2004 to September 30, 2004	Period from July 1, 2004 to July 16, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$32,909	8,347	1,732
Investment securities:
Taxable	49	102	42
Tax-exempt	714	4	—
Dividends	300	55	11
Federal funds sold and other	542	121	5

Total interest income	34,514	8,629	1,790

Interest expense:
Deposits	6,648	1,251	393
Federal funds purchased and repurchase agreements	293	37	4
Subordinated debentures	669	313	93
Borrowings	1,031	94	35

Total interest expense	8,641	1,695	525

Net interest income	25,873	6,934	1,265
Provision for loan losses	—	—	3,700

Net interest income (loss), after provision for loan losses	25,873	6,934	(2,435)
Noninterest income:
Customer service and other fees	2,035	752	186
Gain on sale of loans	433	—	—
Gain on sale of assets	260	18	189
Other	4	29	35

Total noninterest income	2,732	799	410
Noninterest expense:
Salaries and employee benefits	9,828	2,334	971
Occupancy expense	1,651	435	102
Furniture and equipment	924	248	49
Amortization of intangible assets	2,968	296	—
Merger, acquisition and transition expenses	752	—	—
Other general and administrative	4,604	1,243	2,304

Total noninterest expense	20,727	4,556	3,426

Income (loss) before income taxes	7,878	3,177	(5,451)
Income tax expense	2,748	1,379	(1,288)

Income (loss) from continuing operations	5,130	1,798	(4,163)
Loss on disposition of discontinued operations, net of tax	(340)	—	—
Income from discontinued operations, net of tax	340	—	—

Net income (loss)	$5,130	1,798	(4,163)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.10	0.09	(2.67)
Income from discontinued operations, net of tax	—	—	—
Net income (loss)	0.10	0.09	(2.67)
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.10	0.09	(2.67)
Income from discontinued operations, net of tax	—	—	—
Net income (loss)	0.10	0.09	(2.67)
Weighted average shares outstanding	51,902,934	19,000,000	1,557,568
Effect of unvested share awards	99,085	—	—

Fully diluted average shares outstanding	52,002,019	19,000,000	1,557,568

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for share and per share data)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	Period from July 17, 2004 to September 30, 2004	Period from January 1, 2004 to July 16, 2004
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$91,989	8,347	22,260
Investment securities:
Taxable	697	102	485
Tax-exempt	1,797	4	10
Dividends	669	55	130
Federal funds sold and other	1,773	121	27

Total interest income	96,925	8,629	22,912

Interest expense:
Deposits	15,041	1,251	5,340
Federal funds purchased and repurchase agreements	737	37	50
Subordinated debentures	1,839	313	1,054
Borrowings	2,237	94	353

Total interest expense	19,854	1,695	6,797

Net interest income	77,071	6,934	16,115
Provision for loan losses	1,700	—	4,700

Net interest income, after provision for loan losses	75,371	6,934	11,415
Noninterest income:
Customer service and other fees	5,957	752	2,222
Gain (loss) on sale of securities	11	—	(66)
Gain on sale of loans	1,060	—	—
Gain on sale of assets	601	18	215
Other	20	29	55

Total noninterest income	7,649	799	2,426
Noninterest expense:
Salaries and employee benefits	30,224	2,334	6,604
Occupancy expense	4,939	435	1,200
Furniture and equipment	2,590	248	662
Amortization of intangible assets	9,157	296	—
Merger, acquisition and transition expenses	8,436	—	—
Other general and administrative	11,581	1,243	6,048

Total noninterest expense	66,927	4,556	14,514

Income (loss) before income taxes	16,093	3,177	(673)
Income tax expense	5,482	1,379	411

Income (loss) from continuing operations	10,611	1,798	(1,084)
Loss on disposition of discontinued operations, net of tax (Note 10)	(1,584)	—	—
Income from discontinued operations, net of tax (Note 10)	790	—	—

Net income (loss)	$9,817	1,798	(1,084)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.20	0.09	(0.70)
Loss from discontinued operations, net of tax	(0.01)	—	—
Net income (loss)	0.19	0.09	(0.70)
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.20	0.09	(0.70)
Loss from discontinued operations, net of tax	(0.01)	—	—
Net income (loss)	0.19	0.09	(0.70)
Weighted average shares outstanding	52,137,132	19,000,000	1,554,873
Effect of unvested share awards	33,391	—	—

Fully diluted average shares outstanding	52,170,523	19,000,000	1,554,873

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Three Months Ended September 30, 2005	Period from July 17, 2004 to September 30, 2004	Period from July 1, 2004 to July 16, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$5,130	1,798	(4,163)
Other comprehensive income, net of tax
Change in net unrealized gain on securities available for sale	82	189	159

Comprehensive income (loss)	$5,212	1,987	(4,004)

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	Period from July 17, 2004 to September 30, 2004	Period from January 1, 2004 to July 16, 2004
	(Unaudited)	(Unaudited)
Net income (loss)	$9,817	1,798	(1,084)
Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on securities available for sale	907	189	(66)

Comprehensive income (loss)	$10,724	1,987	(1,150)

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	(Successor)		Predecessor
	Nine months Ended September 30, 2005 (Successor)	Period from July 17, 2004 to September 30, 2004	Period from January 1, 2004 to July 16, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$9,817	1,798	(1,084)
Adjustments to reconcile net income to net cash provided by operating activities:			—
Depreciation and amortization of premises and equipment	2,888	211	600
Equity based compensation	275	—	—
Loss on disposition of discontinued operations	1,584		—
Gain on sale of foreclosed assets	(503)	2	18
Loss on disposal of premises and equipment	(98)	(18)	(51)
Gain on sale of securities and mortgages	(1,071)	(36)	66
Stock dividends received	(211)	(25)	(40)
Net accretion and amortization on securities	636	12	(38)
Provision for loan losses	1,700	—	4,700
Deferred income tax benefit	(3,323)	1,379	(1,616)
Amortization of intangibles and purchase accounting adjustments	9,157	182	—
Proceeds from sales of loans held for sale	78,056	—	—
Originations of loans held for sale	(75,708)	—	—
Other	559	—	—
Net change in:
Accrued interest receivable and other assets	(15,553)	(1,153)	(991)
Accrued interest payable and other liabilities	12,669	262	1,675

Net cash provided by operating activities	20,874	2,614	3,239

Cash flows from investing activities (net of assets and liabilities acquired in acquisitions):
Cash paid for acquisitions, net of cash acquired of $19,884	—	(135,116)	—
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	135,374	15,044	151,089
Purchases	(143,164)	(37,370)	(153,116)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	250	250	174
Loan originations and principal collections, net	(125,525)	3,243	12,676
Proceeds from sales of foreclosed assets	5,204	301	4,260
Proceeds from sale of other investments	1,516	—	—
Proceeds from sale of premises and equipment	373	—	172
Payments on discontinued operations	(74)	—	—
Additions to premises and equipment	(11,910)	(140)	(187)

Net cash provided (used) by investing activities	(137,956)	(153,788)	15,068

Cash flows from financing activities (net of assets and liabilities acquired in acquisitions):
Net change in deposits	42,466	(38,631)	(16,986)
Net change in short-term borrowings	58,405	10,558	(21,570)
Net proceeds from (payments on) long-term debt	20,163	(85)	19,423
Net change in federal funds purchased and repurchase agreements	3,813	19,366	(2,976)
Net proceeds from sale of common stock	—	179,450	2,186
Repurchase of common stock	(4,659)	—	(2,716)

Net cash provided (used) by financing activities	120,188	170,658	(22,639)

Net change in cash and cash equivalents	3,106	19,484	(4,332)
Cash and cash equivalents, beginning of period	90,927	—	23,731

Cash and cash equivalents, end of period	$94,033	19,484	19,399

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$20,236	$1,340	$7,034

Income taxes paid	$5,798	$1,436	$664

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$1,791	$852	$1,859

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. and Subsidiaries (the Company), is primarily engaged in the business of banking, providing services to individual and corporate customers principally in Colorado.

On July 16, 2004, Centennial Bank Holdings, Inc. and its wholly owned subsidiary, Centennial Bank of the West (Predecessor) was acquired by Centennial C Corp (CCC) in a cash purchase funded by the proceeds of CCC’s sale of 18,500,000 shares of its common stock. Centennial Bank Holdings, Inc. was then merged with and into CCC, which changed its name to Centennial Bank Holdings, Inc. (Successor). For presentation purposes, consolidated statements of operations and comprehensive income (loss) are presented for the three and nine months ended September 30, 2005 and the period from July 17, 2004 to September 30, 2004 (Successor) and the periods from July 1, 2004 to July 16, 2004 and January 1, 2004 to July 16, 2004 (Predecessor). Consolidated cash flows are presented for the nine months ended September 30, 2005 (Successor) and the periods from July 17, 2004 to September 30, 2004 and January 1, 2004 to July 16, 2004 (Predecessor). On December 31, 2004, Centennial Bank Holdings, Inc. purchased all of the outstanding stock of Guaranty Corporation. Guaranty Corporation’s subsidiaries included Guaranty Bank and Trust Company, First National Bank of Strasburg, and Collegiate Peaks Bank. Accordingly, the consolidated balance sheets as of September 30, 2005 and December 31, 2004 (Successor) include the accounts of Guaranty Corporation and subsidiaries. These acquisitions were accounted for under the purchase method of accounting through which the purchase price was allocated to the tangible and intangible assets and liabilities acquired. The accompanying Predecessor financial statements do not reflect the effects of purchase accounting. As such, the consolidated financial statements of the Company are not comparable to the Predecessor financial statements for the periods prior to the acquisitions.

(a)	Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets and liabilities, goodwill and other intangible assets.

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

(d)	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions in SFAS No. 142. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144).

(e)	Segments of an Enterprise and Related Information

The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented in this report. The Company has three active operating subsidiaries, namely, the bank subsidiaries, otherwise known as Centennial

Bank of the West, Guaranty Bank and Trust Company, and Collegiate Peaks Bank. The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in determining its reportable segments and related disclosures. None of the Company’s other subsidiaries meets the 10% threshold for disclosure under SFAS No. 131.

(f)	Stock Incentive Plan

On April 5, 2005, the Company’s board of directors adopted the 2005 Stock Incentive Plan, or the Plan, subject to stockholder approval. The Plan provides for grants of stock options, restricted stock awards, restricted stock unit awards, stock awards with performance, service and market vesting conditions, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. At the Company’s annual meeting on June 2, 2005, the Company’s stockholders approved the Plan. In accordance with SFAS 123(R), Share-Based Payment, the Company records cost of services based on the fair value of the equity instruments issued as estimated at the grant date. The costs are recorded over the estimated requisite service period.

On August 11, 2005, pursuant to the Plan, the Company granted 1,178,816 shares of stock with performance or service vesting conditions. As of September 30, 2005, the Company had a total of 1,176,316 unvested shares of stock issued, which consisted of 996,500 of unvested shares with unfulfilled performance conditions and 182,316 unvested shares with unfulfilled service conditions. In accordance with SFAS 128 (As Amended), Earnings Per Share, diluted earnings per share does not include the potentially dilutive shares that may result from the stock awards with performance-based vesting conditions that may eventually vest.

The shares granted with performance vesting conditions vest based on the Company achieving certain performance measures. The Company expects 50% of the performance-based awards to vest based on financial results to be achieved for the year ending December 31, 2007, and the remaining 50% of the performance-based awards to vest during the years ending December 31, 2008 through December 31, 2011. The shares granted with service-based vesting conditions vest over a period of one to four years from the date of grant. Compensation expense related to the stock awards for the three and nine months ended September 30, 2005 was $275,000. No stock-based compensation expense was incurred in 2004.

(g)	Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

(2)	Securities

The amortized cost and estimated fair value of debt securities are as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$16,262	—	(85)	16,177
U.S. government agencies	9,491	—	(8)	9,483
State and municipal	53,277	1,484	(28)	54,733
Mortgage-backed	41,002	93	(398)	40,697
Marketable equity securities	1,003	4	—	1,007

Securities available for sale	$121,035	1,581	(519)	122,097

Securities held to maturity:
Mortgage-backed	$386	—	—	386

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$38,170	—	—	38,170
U.S. government agencies	8,482	—	(3)	8,479
State and municipal	34,320	1		34,321
Mortgage-backed	43,748	124	(159)	43,713
Marketable equity securities	1,004	—	—	1,004

Securities available for sale	$125,724	125	(162)	125,687

Securities held to maturity:
Mortgage-backed	$640	5	—	645

(3)	Loans

A summary of net loans by loan type at the dates indicated is as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$507,813	638,007
Construction	451,137	308,545
Equity lines of credit	75,982	81,936
Commercial loans	587,762	458,171
Agricultural loans	65,466	62,199
Lease financing	785	912
Installment loans to individuals	50,776	64,625
Overdrafts	1,063	5,589
SBA and other	24,493	22,004

	1,765,277	1,641,988
Less:
Allowance for loan losses	(25,019)	(25,022)
Net of unearned discount	(1,744)	(167)

	1,738,514	1,616,799
Loans held for sale	6,015	7,301

	$1,744,529	1,624,100

A summary of transactions in the allowance for loan losses for the periods indicated is as follows:

	Three Months Ended September 30, 2005	Nine months Ended September 30, 2005
	(In thousands)
Balance, beginning of period	$25,535	$25,022
Provision for loan losses	—	1,700
Loans charged off	(592)	(2,481)
Recoveries on loans previously charged-off	76	778

Balance, end of period	$25,019	$25,019

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2005	December 31, 2004
	(In thousands)
Impaired loans with a specific valuation allowance	$23,383	27,970
Impaired loans without a specific valuation allowance	4,374	7,632

Total impaired loans	$27,757	35,602

Valuation allowance related to impaired loans	$10,445	9,290

Average investment in impaired loans	$35,459	11,422

Due to a recovery on an impaired loan, interest income of $245,000 was recognized on impaired loans during the nine months ended September 30, 2005. No interest income was recognized for the periods from January 1, 2004 to July 16, 2004 and July 17, 2004 to September 30, 2004. At September 30, 2005, no additional funds were committed to be advanced in connection with impaired loans. At September 30, 2005 and December 31, 2004, the total investment in loans on nonaccrual was approximately $8,352,000 and $11,905,000, respectively.

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

The changes in the carrying amount of goodwill for the periods ended September 30, 2005 and December 31, 2004 are as follows:

	Nine months Ended September 30, 2005	Year Ended December 31, 2004
	(In thousands)
Balance, beginning of period	$328,185	9,226
Elimination of preacquisition goodwill	—	(9,226)
Goodwill acquired on July 17, 2004	—	104,684
Goodwill acquired on December 31, 2004	—	223,501
Adjustment to goodwill
Increase related to income taxes	3,441	—

Balance, end of period	$331,626	328,185

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

The following table presents the gross amounts of core deposits and customer relationships intangibles and the related accumulated amortization at the dates indicated:

	Useful life	September 30, 2005	December 31, 2004
		(In thousands)
Non-compete employment agreement	2 years	$3,606	3,720
Core deposit intangible Centennial Bank	10 years	4,715	4,715
Core deposit intangible Guaranty Bank	9 to 13.6 years	45,700	45,702

		54,021	54,137
Accumulated amortization		(9,934)	(777)

		$44,087	53,360

Amortization expense for intangible assets for the nine months ended September 30, 2005 and the period from July 17, 2004 to September 30, 2004 was $9,157,000 and $296,000, respectively.

(5)	Borrowings

Borrowed funds include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a line of credit with First Tennessee. The FHLB borrowings are collateralized by a blanket pledge and security agreement. The Company had $118,335,000 and $39,770,000 outstanding under these borrowings at September 30, 2005 and December 31, 2004, with a total commitment of $275,219,000 at September 30, 2005.

(6)	Subordinated Debentures and Trust Preferred Securities

Excluding unamortized premium of $247,000, the Company had a $41,229,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 7.9% at September 30, 2005. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2005 (dollars in thousands):

Series	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable Rate	Rate Adjuster	Rate at September 30, 2005	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.6%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.2%	N/A
CenBank Trust III	4/15/2004	15,454	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	6.3%	10/15/2005
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	6.7%	10/15/2005

*	Call date represents the earliest call date by the Company without penalty.

(7)	Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2005 (Successor)	December 31, 2004 (Successor)
	(In thousands)
Commitments to extend credit	$563,214	468,059
Standby letters of credit	33,425	71,266
Commercial letters of credit	232	574

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

At September 30, 2005 and December 31, 2004, the Company had leverage ratios of 9.01% and 8.70%, Tier 1 risk-weighted capital ratios of 9.61% and 9.39%, and total risk-weighted capital ratios of 10.86% and 10.64%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

(9)	Business Combination

On December 20, 2004, the Company entered into a definitive agreement to acquire all of the outstanding stock of First MainStreet Financial, Ltd. in exchange for approximately 10 million Company shares with an estimated value of $10.50 per share. The acquisition of First MainStreet was consummated as of October 1, 2005, pursuant to which First MainStreet Bank, N.A. was merged with and into Centennial Bank of the West.

(10)	Assets Held for Sale and Discontinued Operations

On August 25, 2005, the Company entered into a definitive agreement to sell 100% of the outstanding stock of Collegiate Peaks Bank. The transaction is subject to regulatory approvals and is expected to close late in the fourth quarter of 2005. As of September 30, 2005, the Company has recorded an impairment of fair value for Collegiate Peaks Bank of $1,509,000. The $1,509,000 impairment consisted of 2005 net income of $790,000 that will not be reflected as an adjustment to the sale price, a $794,000 reduction to the value of the Collegiate Peaks Bank from its estimated value at December 31, 2004 of $18,434,000, offset by the payment of $74,000 of disposition costs during the nine months ended September 30, 2005. Earnings from Collegiate Peaks between September 30, 2005 and its disposition date will be offset by an increased impairment, as the purchase price will not be adjusted for the additional earnings. The Company had no income from operations from the subsidiary in 2004, as the subsidiary was acquired in connection with the purchase of Guaranty Corporation on December 31, 2004. The following table presents the assets and liabilities of the subsidiary which are held for sale at September 30, 2005 and the summary results of operations of the subsidiary for the nine months ended September 30, 2005:

September 30, 2005
(In thousands)
Assets held for sale:
Cash and cash equivalents	$17,174
Investments	16,377
Loans and leases, net	51,060
Other intangible assets	3,551
Goodwill	8,922
Other assets	3,222
Fair value adjustment	(1,509)

Total assets held for sale	$98,797

Liabilities associated with assets held for sale:
Deposits	$74,449
Securities sold under repurchase agreements	4,729
Other liabilities	1,676

Total liabilities associated with assets held for sale	$80,854

Nine months Ended September 30, 2005
(In thousands)
Interest income	$3,499
Noninterest income	317
Net income	790

(11)	Subsequent Events

On June 24, 2005, the Company announced the signing of a definitive agreement to acquire all the outstanding stock and options of Foothills Bank for $27.5 million in cash. Foothills Bank is located in Wheat Ridge, Colorado, and had $137 million in assets, $93 million in net loans and $126 million in deposits at September 30, 2005. This transaction was consummated as of November 1, 2005, pursuant to which Foothills Bank was merged with and into Guaranty Bank and Trust Company.

On November 8, 2005, the Company entered into a $70 million 364-day Revolving Credit Agreement with U.S. Bank National Association. This new revolving credit facility replaces the $20 million revolving credit facility the Company had in place with First Tennessee Bank National Association, which was terminated in connection with the Company entering into the new credit facility with U.S. Bank. The new credit facility is secured by a pledge of 100% of the outstanding capital stock of the Company’s bank subsidiary, Guaranty Bank and Trust Company, pursuant to a Pledge Agreement, dated as of November 8, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2005. This analysis should be read in conjunction with our 2004 consolidated financial statements as filed on our Form S-1 registration statement and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis.

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, continued ability to attract and employ qualified personnel, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from natural disasters, the war on terrorism, the conflict with Iraq and its aftermath, and other “Risk Factors” referenced in our Form S-1 registration statement, as supplemented from time to time. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The forward-looking statements are made as of the date of this Report, and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. All forward-looking statements contained in this Report are expressly qualified by these cautionary statements.

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

Background

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

For purposes of comparison and analysis of the three months ended September 30, 2005 to the three months ended September 30, 2004, the period from July 17, 2004 to September 30, 2004 has been combined with the Predecessor period from July 1 to July 16, 2004; and such combined period is hereinafter referred to as the “combined three-month period.” For purposes of comparison and analysis of the nine months ended September 30, 2005 to the nine months ended September 30, 2004, the period from July 17, 2004 to September 30, 2004 has been combined with the Predecessor period from January 1 to July 16, 2004 and such combined period is hereinafter referred to as the “combined nine-month period.”

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

Allowance for Loan Losses

The loan portfolio is the largest category of assets on our consolidated balance sheets. We determine probable losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Purchase Accounting

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. In connection with our mergers and acquisitions, we estimate the fair value of assets and liabilities as required, including intangible assets, based on various methods, including market prices, discounted cash flows, and other present value valuation techniques. The valuation methods we use may require management to make numerous estimates and assumptions.

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to our 2004 consolidated financial statements set forth in our Form S-1 registration statement as supplemented from time to time, to gain a better understanding of how our financial performance is measured and reported.

Results of Operations

The following table summarizes certain key financial results for us for the periods indicated:

	Three Months Ended September 30,				Nine months Ended September 30,
(In thousands, except share data)	2005 (Successor)	2004 (Combined)		Change - Favorable (Unfavorable)	2005 (Successor)	2004 (Combined)		Change - Favorable (Unfavorable)
Results of Operations:
Interest income	$34,514	$10,419		$24,095	$96,925	$31,541		$65,384
Interest expense	8,641	2,220		(6,421)	19,854	8,492		(11,362)

Net interest income	25,873	8,199		17,674	77,071	23,049		54,022
Provision for loan losses	—	3,700		3,700	1,700	4,700		3,000

Net interest income after provision for losses	25,873	4,499		21,374	75,371	18,349		57,022
Noninterest income	2,732	1,209		1,523	7,649	3,225		4,424
Noninterest expense	20,727	7,982		(12,745)	66,927	19,070		(47,857)

Income (loss) before income taxes	7,878	(2,274)		10,152	16,093	2,504		13,589
Provision for income taxes	2,748	91		(2,657)	5,482	1,790		(3,692)

Income from continuing operations	5,130	(2,365)		7,495	10,611	714		9,897
Income (loss) from discontinued operations	—	—		—	(794)	—		(794)

Net income (loss)	$5,130	$(2,365)		$7,495	$9,817	$714		$9,103

Share Data:
Basic earnings per share	$0.10	$(0.12	)(a)	nm	$0.19	$0.04	(a)	nm
Diluted earnings per share	$0.10	$(0.12	)(a)	nm	$0.19	$0.04	(a)	nm
Average shares outstanding	51,902,937	19,000,000		nm	52,137,132	19,000,000		nm
Diluted average shares outstanding	52,002,019	19,000,000		nm	52,170,523	19,000,000		nm

(a)	–	Represents combined net loss of Predecessor and Successor divided by Successor weighted average basic or diluted shares outstanding for the respective period.

nm	-	Change in earnings (loss) per share is not meaningful due to the change in outstanding shares resulting from the acquisition of the predecessor in July 2004.

Net income increased $9.1 million from the combined nine-month period ended September 30, 2004 to $9.8 million for the nine months ended September 30, 2005. Excluding the net income of $8.8 million from the acquisition of Guaranty, the most significant changes between the nine-month period ended September 30, 2005 and the combined nine-month period ended September 30, 2004 are as follows: an increase in the provision for loan loss of $3.0 million and an increase in noninterest expenses of $3.7 million. During the nine months ended September 30, 2005, we experienced $0.8 million loss associated with our decision to sell our Collegiate Peaks Bank subsidiary, which represents the difference between the expected net proceeds from the sale and the amount estimated as its value at December 31, 2004.

Net interest income increased $54.0 million to $77.1 million from combined nine-month period ended September 30, 2004. The acquisition of Guaranty accounted for an increase of $52.8 million. Excluding the net interest income from Guaranty, net interest income increased by $1.3 million for the nine months ended September 30, 2005 from $23.0 million for the combined nine-month period ended September 30, 2004. This increase in net interest income was composed of a $3.3 million increase in interest income against a $2.0 million increase in interest expense.

Net Interest Income and Net Interest Margin

The Company had net interest income of $77.1 million and $25.9 million for the nine months and three months ended September 30, 2005. The Company’s interest income was $96.9 million and $34.5 million for the nine and three months ended September 30, 2005. Interest expense was $19.9 million and $8.6 million for the nine and three months ended September 30, 2005. Interest income and interest expense increased by $63.5 million and $10.7 million, respectively, in 2005 from the combined nine-month period ended September 30, 2004 due to the Guaranty acquisition.

The net interest income for the nine months ended September 30, 2005 increased by $54.0 million to $77.1 million from the combined nine-month period ended September 30, 2005. Net interest income increased by $17.7 million to $25.9 million for the three months ended September 30, 2005 from the combined three-month period ended September 30, 2004. The acquisition of Guaranty accounted for $52.8 million and $18.0 million for the nine and three-month period increases, respectively. Excluding the impact caused by the Guaranty transaction, the net interest income for the nine month period ended September 30, 2005 increased by $1.3 million, or 5.5%, from the combined nine-month period ended September 30, 2004. The primary driver of this increase was an increase in interest rates.

The net interest margin for the nine months ended September 30, 2005 was 5.56%, with a spread of 5% between the earnings on assets of 7.0% and cost of interest bearing liabilities of 2.0%. Our interest margin for the three months ended September 30, 2005 was 5.45%, with an interest spread of 4.7% between our yield on interest bearing assets and cost of interest bearing liabilities. The increasing interest rate environment led to an increase in both our yield on assets and cost of funds during the three months ended September 30, 2005, with the cost of fund increasing more than the yield on the assets. The lower interest margin for the three months ended September 30, 2005 as compared to the nine months ended September 30, 2005 is the result of a temporary increase to our certificate of deposit rates and money market rates that was implemented to increase our deposits.

The following tables present for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	Three months Ended September 30, 2005			Nine months Ended September 30, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans held for investment(1)(2)(3)	$1,728,822	$32,909	7.55%	$1,684,687	$91,989	7.30%
Investments:
Taxable(1)	75,816	638	3.34%	84,940	2,121	3.34%
Tax-exempt(4)	54,822	626	4.53%	46,279	1,797	5.19%
Equity securities	20,435	230	4.47%	15,563	597	5.13%
Other earning assets	15,880	111	2.77%	22,885	421	2.45%

Total interest earning assets	1,895,775	34,514	7.22%	1,854,354	96,925	6.99%
Non-earning assets:
Cash and due from banks	62,416			57,901
Other assets	514,748			514,007

Total assets	$2,472,939			$2,426,262

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$106,906	$103	0.38%	$113,303	$300	0.35%
Money market	498,507	2,605	2.07%	514,444	6,298	1.64%
Savings	76,858	139	0.72%	80,174	425	0.71%
Time certificates of deposit	494,306	3,801	3.05%	455,962	8,018	2.35%

Total interest-bearing deposits	1,176,577	6,648	2.24%	1,163,883	15,041	1.73%
Borrowings:
Repurchase agreements	31,252	249	3.16%	30,330	608	2.68%
Federal funds purchased	4,771	44	3.66%	5,279	132	3.34%
Borrowings and subordinated debentures	157,590	1,700	4.28%	131,082	4,076	4.16%

Total interest-bearing liabilities	1,370,190	8,641	2.50%	1,330,574	19,854	2.00%
Noninterest-bearing liabilities:
Demand deposits	482,336			480,793
Other liabilities	102,445			96,879

Total liabilities	1,954,971			1,908,246
Stockholders’ equity	517,968			518,016

Total liabilities and stockholders’ equity	$2,472,939			$2,426,262

Net interest income		$25,873			$77,071

Net interest margin			5.41%			5.56%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

(2)	Includes average non-accrual loans of $9.2 million and $10.3 million for the three and nine month periods ended September 30, 2005, respectively.

(3)	Net loan fees of $1.8 million and $5.9 million for the three and nine month periods ended September 30, 2005, respectively, are included in the yield computation.

(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

We recorded a charge to earnings through the provision for loan losses of $1.7 million for the nine months ended September 30, 2005 and $4.7 million for the combined nine-month period ended September 30, 2004. We recorded the 2005 provision due to the deterioration of several large loans during the first three months of 2005. The 2004 change reflected a $3.7 million charge during the combined three-month period ended September 30, 2004 that was due to a deterioration of several large loans in the loan portfolio.

Noninterest Income

The following table presents the major categories of noninterest income:

	Nine months Ended September 30,
	2005	Combined 2004	Increase (Decrease)
	(In thousands)
Customer service and other fees	$5,957	$2,974	$2,983
Gain (loss) on sale of securities	11	(66)	75
Gain on sale of assets	601	233	368
Net gain on sale of loans	1,060	—	1,060
Other	20	84	(62)

Total noninterest income	$7,649	$3,225	$4,424

Total noninterest income of $7.6 million for the nine months ended September 30, 2005 increased $4.4 million over the combined nine-month period ended September 30, 2004. The acquisition of Guaranty resulted in a $5.0 million increase to noninterest income. Excluding the impact of the Guaranty transaction, noninterest income decreased by $0.3 million, primarily due to a decrease in service charges and insufficient check fees.

Noninterest Expense

The following table presents, for the years indicated, the major categories of noninterest expense:

	Nine months Ended September 30,
	2005	Combined 2004	Increase
	(In thousands)
Salaries and employee benefits	$30,224	$8,938	$21,286
Occupancy	4,939	1,635	3,304
Furniture and equipment	2,590	910	1,680
Amortization	9,157	296	8,861
Professional services	1,795	644	1,151
Merger, acquisition and transition expenses	8,436	2,240	6,196
Other	9,786	4,407	5,379

Total noninterest expense	$66,927	$19,070	$47,857

Total noninterest expense increased $47.9 million from the combined nine-month period ended September 30, 2004 to $66.9 million for the nine months ended September 30, 2005. Excluding the $44.2 million of noninterest expenses that are the result of the Guaranty acquisition, we incurred an increase in our noninterest expenses of $3.7 million. The primary drivers of the $3.7 million expense were $1.1 million in salaries and benefits, $1.4 million of merger and acquisition costs, $1.0 million in professional services, and $0.9 million of amortization expense. These increases were offset by $0.7 million in reduced costs for other noninterest expenses. The increase in salaries and benefits is the result of compensation programs for designated bank and holding company employees and officers deemed to be key contributors to the success of the Company. The costs associated with the programs have been recorded at the holding company. The merger and acquisition costs incurred during 2005 are associated with the acquisition and integration of Guaranty, while the costs incurred during the combined nine-month period ended September 30, 2004 constituted acquisition related costs for the acquisition of our Predecessor. Our professional services expense has increased primarily due to the costs of registering and operating as a company with publicly traded securities. We have contracted for internal audit and Sarbanes-Oxley implementation services and changed auditors in 2005. The increased amortization expense is the result of amortization of the core deposit intangible asset that was recorded in connection with the acquisition of our Predecessor.

Financial Condition

The following table sets forth certain key consolidated balance sheet data:

	At September 30, 2005	At December 31, 2004	Increase (Decrease)
	(In thousands)
Earning assets	$1,917,580	$1,828,853	$88,727
Total assets	2,540,169	2,399,201	140,968
Deposits	1,721,609	1,678,499	43,110

Loans

The following table sets for the amount of our loans outstanding at the dates indicated.

	September 30, 2005	December 31, 2004	Increase (Decrease)	% Change
	(In thousands)
Real estate—mortgage	$583,795	$719,943	$(136,148)	(18.9)%
Real estate—construction	451,137	308,545	142,592	46.2%
Commercial	587,762	458,171	129,591	28.3%
Agricultural	65,466	62,199	3,267	5.3%
Consumer	50,776	64,625	(13,849)	(21.4)%
Leases receivable and other	26,341	28,505	(2,164)	(7.6)%

Total gross loans	1,765,277	1,641,988	123,289	7.5%
Less: allowance for loan losses	(25,019)	(25,022)	(3)	0.0%
Unearned discount	(1,744)	(167)	1,577	944.3%

Net loans	$1,738,514	$1,616,799	$121,715	7.5%

Loans held for sale at lower of cost or market	$6,015	$7,301	$(1,286)	(17.6)%

Our lending portfolio increased 7.5%, or $121.7 million from December 31, 2004. We maintained a diversified loan portfolio and experienced balanced growth throughout our loan portfolio. The changes in balances for real estate – mortgage, real estate – construction and commercial loans was primarily driven by a change in classification methodology implemented after the acquisition of Guaranty to ensure consistency between the bank subsidiaries.

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

	September 30, 2005	December 31, 2004	Increase (Decrease)
	(Dollars in thousands)
Nonaccrual loans, not restructured	$8,352	$11,905	$(3,553)
Accruing loans past due 90 days or more	1,806	2,494	(688)

Total nonperforming loans (NPLs)	10,158	14,399	(4,241)
Other real estate owned	2,532	5,707	(3,175)

Total nonperforming assets (NPAs)	$12,690	$20,106	$(7,416)

Selected ratios:
NPLs to total loans held for investment	0.58%	0.88%	(0.30)%
NPAs to total assets	0.50%	0.84%	(0.34)%

Nonperforming loans decreased by $4.2 million from December 31, 2004 to $10.2 million as of September 30, 2005. The majority of this decrease is due to a $3.6 million decrease in the nonaccrual loans as of September 30, 2005. Other real estate owned (“OREO”) decreased $3.2 million from December 31, 2004 to $2.5 million as of September 30, 2005. During 2005, we sold two OREO properties for $3.1 million that were held by Guaranty and had a carrying value of approximately $2.7 million. We believe that our OREO properties are readily marketable.

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

In determining whether or not a loan is impaired, we apply our loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed, and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs. At September 30, 2005, we had $27.8 million of impaired loans. We had $17.4 million of loans out of the $27.8 million of impaired loans that had sufficient collateral to ensure collection of the outstanding loan balance. Included in the allowance for loan losses was $10.4 million for impaired loan balances in excess of the respective estimated collateral value.

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

For each general allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon at least three years of historical loss rates, adjusted for qualitative factors affecting loan portfolio collectibility as described above. Qualitative adjustment factors are expressed in basis points and adjust historical loss factors downward up to 40 basis points and upward up to 75 basis points.

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

Nine months Ended September 30, 2005
(Dollars in thousands)
Allowance for loan losses:
Beginning balance, December 31, 2004	$25,022

Loan charge offs
Real estate—mortgage	1,216
Real estate—construction	20
Commercial	921
Agricultural	—
Consumer	226
Leases receivable and other	98

Total loan charge offs	2,481

Recoveries:
Real estate—mortgage	95
Real estate—construction	84
Commercial	422
Agricultural	7
Consumer	69
Lease receivable and other	101

Total recoveries	778

Net loan charge offs	1,703

Provision for the allowance for loan losses	1,700

Ending balance, September 30, 2005	$25,019

Loans held for investment	$1,763,533
Average loans held for investment	1,679,761
Non-performing loans	10,158
Selected ratios:
Net charge-offs to average loans held for investment	0.10%
Provision for the allowance for loans to average loans held for investment	0.10%
Allowance for loans to loans held for investment at end of period	1.42%
Allowance for loans to nonperforming loans	246.30%

The allowance for loan losses of $25.0 million at September 30, 2005 represented 1.4% of total loans and 246.3% of nonperforming loans as of that date. At December 31, 2004 the allowance for loan losses of $25.0 million represented 1.5% of total loans and 173.8% of nonperforming loans.

Investment Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimize credit risk.

The carrying value of our portfolio of investment securities at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004	Increase (Decrease)	% Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$16,177	$38,170	$(21,993)	(57.6)%
U.S. Government agencies	9,483	8,479	1,004	11.8%
Obligations of state and political subdivisions	54,733	34,321	20,412	59.5%
Mortgage backed securities	40,697	43,713	(3,016)	(6.9)%
Marketable equity securities	1,007	1,004	3	0.3%

Total securities available-for-sale	$122,097	$125,687	$(3,590)	(2.9)%

Securities held-to-maturity:
Mortgage-backed securities	$386	$640	$254	(39.7)%

Bank stocks, at cost	$24,834	$12,770	$12,064	94.5%

The carrying value of our investment securities at September 30, 2005 totaled $147.3 million compared to $139.1 million at December 31, 2004. We restructured the makeup of our investment portfolio during the first nine months of 2005 away from lower yielding securities to somewhat higher yielding securities with acceptable risk profiles. This restructuring accounts for the majority of the changes in the carrying values from December 31, 2004.

Borrowings

Excluding unamortized premium of $247,000, the Company had a $41,229,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 7.9% at September 30, 2005. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. During the nine months ended September 30, 2005, $603,000 of premium on these trust preferred securities was amortized against interest expense.

Our borrowings at September 30, 2005 increased by $78.6 million from December 31, 2004 to $118.3 million. The primary reason for the additional borrowings was to fund the increase in our loan portfolio. For the period ended September 30, 2005, our loan portfolio increased by $120.4 million, which was funded by increased deposits of $43.1 million and the additional borrowings.

Borrowed funds include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a revolving line of credit with First Tennessee Bank National Association (“First Tennessee”). The FHLB borrowings are collateralized by a blanket pledge and security agreement and the stock of the Company’s subsidiaries. The Company had $118,335,000 and $39,770,000 outstanding under these borrowings at September 30, 2005 and December 31, 2004, with a total commitment of $275,219,000 at September 30, 2005.

On November 8, 2005, the Company entered into a $70 million 364-day Revolving Credit Agreement with U.S. Bank National Association. This new revolving credit facility replaces the $20 million revolving credit facility the Company had in place with First Tennessee, which was terminated in connection with the Company entering into the new credit facility with U.S. Bank. The new credit facility is secured by a pledge of 100% of the outstanding capital stock of the Company’s bank subsidiary, Guaranty Bank and Trust Company, pursuant to a Pledge Agreement, dated as of November 8, 2005.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high risk loans, and adding the products together.

At September 30, 2005, the Company had a leverage ratio of 9.01%, Tier 1 risk-weighted capital ratio of 9.61% and total risk-weighted capital ratio of 10.86%. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2005 (Successor)	December 31, 2004 (Successor)
	(In thousands)
Commitments to extend credit	$563,214	468,059
Standby letters of credit	33,425	71,266
Commercial letters of credit	232	574

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

On a stand-alone basis, we currently rely on dividends from our subsidiary banks as the main source of liquidity. At September 30, 2005, the amount available for dividends from our banks, without regulatory approval, was $22.0 million. We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, stock redemption and for the payment of dividends to our shareholders, if any.

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

At September 30, 2005, we had a positive gap of $198 million or 7.8% percent of our total assets, that would be subject to repricing within one year, with a total positive gap of $555 million or 21.9% of our total assets. The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of September 30, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	Less than 3 months	3 months to 1 year	1 to 5 years	Over 5 years	Non-rate sensitive	Total
	(In thousands)
Interest-bearing cash and cash equivalents	$20,735	$5,000	$—	$—	$—	$25,735
Investment securities	35,746	20,880	22,995	42,860	24,834	147,317
Loans, gross	1,183,637	225,207	279,452	74,694	6,558	1,769,548
All other assets	53,922	8,242	11,456	8,341	515,610	597,569

Totals	$1,294,040	$259,329	$313,903	$125,895	$547,002	$2,540,169

Deposits	$784,777	$350,378	$54,484	$—	$531,970	$1,721,609
Assets under repurchase agreements and federal funds purchases	31,304	—	—	—	—	31,304
Borrowings	109,246	—	4,871	4,218	—	118,335
Subordinated debentures	—	25,764	—	15,712	—	41,476
All other liabilities	47,235	7,021	2,818	—	48,337	105,411
Stockholder’s equity	—	—	—	—	522,034	522,034

Totals	$972,562	$383,163	$62,173	$19,930	$1,102,341	$2,540,169

Period gap	321,478	(123,834)	251,730	105,965	(555,339)
Cumulative gap	321,478	197,644	449,374	555,339
Cumulative rate sensitive gap %	12.7%	7.8%	17.7%	21.9%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 31, 2004, an adversary proceeding was filed in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Court granted in part our motion for summary judgment and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion requesting reconsideration of the order dismissing those claims. We intend to file a response opposing the trustees’ motion. We intend to continue to vigorously contest the remaining claims, which amount to approximately $2.5 million.

On July 22, 2005 and August 18, 2005, two separate but similar actions were filed in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities against Guaranty Bank and Trust Company and a former officer. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations, violations of the Colorado Organized Crime Control Act and a civil conspiracy causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are in excess of $13.1 million. We intend to vigorously defend these actions.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On November 8, 2005, the Company entered into a $70 million 364-day Revolving Credit Agreement with U.S. Bank National Association. This new revolving credit facility replaces the $20 million revolving credit facility the Company had in place with First Tennessee Bank National Association, which was terminated in connection with the Company entering into the new credit facility with U.S. Bank. The new credit facility is secured by a pledge of 100% of the outstanding capital stock of the Company’s bank subsidiary, Guaranty Bank and Trust Company, pursuant to a Pledge Agreement, dated as of November 8, 2005.

Under the new credit facility, the Company is able to borrow at an interest rate equal to, at the Company’s option, either (i) the lending bank’s federal funds rate plus 1.50%, (ii) the lending bank’s prime rate minus 0.75% or (iii) LIBOR plus 1.50%. As of November 10, 2005, the Company had an aggregate of $11.7 million in debt outstanding under the new credit facility. The new credit facility requires the Company to maintain certain financial and capital ratios, and contains, among other things, other covenants, conditions, representations and warranties and events of default customary for facilities of this type.

U.S. Bank performs various commercial banking services for the Company, for which they receive usual and customary fees.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-124855), as amended).

3.2	Bylaws of the Company, as amended to date (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-124855), as amended).

10.1	Revolving Credit Agreement, dated as of November 8, 2005, between the Company and U.S. Bank National Association.

10.2	Pledge Agreement, dated as of November 8, 2005, between the Company and U.S. Bank National Association.

31.1	15d-14(a) Certification of Chief Executive Officer.

31.2	15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2005	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer