Form 10-K
period 2005-12-31
Centennial Bank Holdings, Inc.
filed 2006-03-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51556

CENTENNIAL BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2150446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 Seventeenth Street, Suite 300 Denver, Colorado	80202
(Address of principal executive offices)	(Zip code)

(303) 296-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12B-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates was approximately $532,441,287. As the registrant’s common stock was not traded on the Nasdaq National Market until October 3, 2005, this amount was based on the $10.50 per share value agreed in the registrant’s merger agreement with First MainStreet Financial, Ltd.

As of March 24, 2006, there were 60,315,464 shares of the registrant’s common stock outstanding, including 1,478,931 shares of unvested restricted stock and performance stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Centennial Bank Holdings, Inc. to be held on May 16, 2006 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CENTENNIAL BANK HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact.

•	Changes in the level of non-performing assets and charge-offs.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability, acts of war or terrorism and natural disasters.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	Acquisitions of acquired businesses and greater than expected costs or difficulties related to the integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

•	The effect of changes in laws and regulations with which we and our subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in our organization, compensation and benefit plans.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events. For additional information concerning risk and uncertainties related to us and our operations, please refer to Items 1 through 7A of this report.

ITEM 1. BUSINESS

Centennial Bank Holdings, Inc.

We are a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2005, those subsidiaries were Centennial Bank of the West, Guaranty Bank and Trust Company, or Guaranty Bank, Collegiate Peaks Bank, or Collegiate Peaks, and First MainStreet Financial, Ltd., or First MainStreet Insurance. On August 25, 2005, we entered into an agreement to sell Collegiate Peaks, which has been classified as held for sale since December 31, 2004. This sale is currently pending. On March 1, 2006, we sold substantially all of the assets of First MainStreet Insurance. We refer to Centennial Bank of the West and Guaranty Bank herein as the “Banks” and when we say “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks, Collegiate Peaks and First MainStreet Insurance. When we refer to “Centennial” or to the holding company, we are referring to the parent company on a standalone basis.

On March 3, 2004, we were incorporated in Delaware under the name Centennial C Corp. On July 16, 2004, in an acquisition financed by a group of investors led by John M. Eggemeyer, we acquired Centennial Bank of the West and changed our name to Centennial Bank Holdings, Inc. At the time of the acquisition, Centennial Bank of the West, which traced its origins to Eaton Bank founded in 1937, operated 12 branches in Colorado. On December 31, 2004, we acquired Guaranty Corporation, a bank holding company and a Colorado corporation, which operated 18 branches in Colorado through its three banks, Guaranty Bank, Collegiate Peaks and First National Bank of Strasburg. On April 14, 2005, we merged First National Bank of Strasburg into Guaranty Bank. On October 1, 2005, we completed our acquisition of First MainStreet Financial, Ltd., pursuant to which First MainStreet Bank, N.A. was merged into Centennial Bank of the West. First MainStreet Financial’s other wholly owned subsidiary, First MainStreet Insurance, Ltd., an independent insurance agency, became a wholly owned subsidiary of Centennial. On November 1, 2005, we completed the acquisition of Foothills Bank, which was merged into Guaranty Bank.

At December 31, 2005, we had total assets of $3.0 billion, net loans of $2.0 billion, deposits of $2.0 billion and stockholders’ equity of $0.6 billion, and we operated 37 branches in Colorado through our three banking subsidiaries.

Our Business

Our Banks are full-service community banks offering an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans, real estate loans, including construction loans and mortgage loans, Small Business Administration guaranteed loans and consumer loans. Centennial Bank of the West also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

Our lending activity is focused on the following areas: construction, commercial real estate, commercial and industrial, residential real estate, consumer, home equity lines and agriculture. We concentrate our lending activities in the following principal areas:

Construction Loans: Our construction loan portfolio is comprised of single-family residential and commercial lending. The vast majority of the loans are for pre-sold homes. In addition, this category includes loans for the construction of commercial buildings, which are primarily owner occupied. There is no particular concentration in the portfolio, as the loans are broadly dispersed both geographically and by builder. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Commercial Real Estate Loans: This portfolio is comprised of loans secured by commercial real estate. The portfolio is not concentrated in one area and ranges from owner occupied to motel properties. In addition, multifamily properties are included in this category. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions.

Commercial and Industrial Loans: Our commercial and industrial loan portfolio is comprised of operating loans secured by inventory and receivables. The portfolio is not concentrated in any particular industry. Repayment of secured commercial and industrial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, valuate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. In addition, commercial business and industrial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

Residential Real Estate Loans: Our residential real estate loan portfolio is primarily comprised of short term or variable rate loans secured by single-family real estate. The portfolio is composed primarily of loans for business purposes that are collateralized by residential real estate. Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that our single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. Accordingly, estimates of the average length of single-family loans that remain outstanding cannot be made with any degree of accuracy. Variable rate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. This portfolio also includes loans originated by our residential mortgage group. Once originated, these mortgages are sold in the secondary market.

Consumer and Other Loans: This category includes miscellaneous consumer loans including overdraft, line-of-credit and indirect auto paper. Our auto paper is originated through established dealers in our market. Consumer loans may be unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Home Equity Lines: Our home equity line portfolio is comprised of home equity lines to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage.

Agriculture Loans: Our agriculture land secured portfolio is comprised primarily of real estate loans to working farms in Adams, Arapahoe, Elbert, Larimer, Morgan and Weld counties. Our agriculture operating loan portfolio is comprised of operating loans to working farms in the same counties. Repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, including weather and changing market prices, which are outside of the control of the borrower. Payments on agricultural operating loans are dependent on the successful operation or management of the farm property for which the operating loan is utilized. Such loans are similarly subject to farming-related risks, including weather and changing market prices.

In addition, we provide traditional deposit accounts such as demand, NOW, Money Market, IRA, time deposits and savings accounts. We believe that our certificate of deposit customers, excluding brokered deposits, represent local relationships. Our branch network enables us to offer a full range of deposits, loans and leases and personalized services to our targeted commercial and consumer customers.

Through our holding company structure, Centennial creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. These centralized functions include finance and accounting, legal and compliance, human resources, operations and systems, and credit administration. The most senior level oversight of these functions is performed at the holding company level for the benefit of the Banks, though each function may have a limited number of Bank employees performing such functions. By consolidating these activities at the holding company and negotiating with vendors for services on behalf of the Company as a whole, we believe the Company is better able to integrate systems and manage consistently across the organization as well as provide such services for lower cost than if the Banks were to obtain or perform such services directly. The Banks reimburse the holding company for the cost of the services performed on their behalf, pursuant to an expense allocation agreement.

Our Philosophy and Strategy

We have established a philosophy of relationship banking: providing highly personalized and responsive services based on exceptional customer service. That philosophy, combined with flexible banking services, is the driving force behind our growth, financial strength and recognition as a strong competitive business within the communities we serve.

Our strategy is to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins and capitalize on the economic growth in our markets. We strive to be a large community-focused banking institution with an emphasis on high quality customer service, commercial banking and low-cost demand deposits, serving the needs of small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to provide a superior level of customer service compared to larger regional and super-regional banks.

In addition to continued growth through our existing branches, we expect to continue to seek opportunities to acquire small to medium-sized banks that will allow us to expand our franchise in a manner consistent with our deposit strategy and community-banking focus. Ideally, the banks we will seek to acquire will be in or contiguous to the existing footprint of the current branch networks of our Banks, which would allow us to consolidate duplicative cost and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of acquired banks, we are able to substantially lower operating costs, improve performance and quickly integrate the acquired company while maintaining the stability of our franchise as well as that of the company we acquire.

Our Principal Markets

We currently have three banking subsidiaries: Centennial Bank of the West, Guaranty Bank and Collegiate Peaks. We currently operate 15 Centennial Bank of the West branches located throughout Colorado’s Northern Front Range. Guaranty Bank operates 17 branches located in the seven-county Denver metropolitan area and two branches in Eastern Colorado. We have entered into an agreement to sell Collegiate Peaks, which operates beyond our principal markets.

The Denver metropolitan area is composed of seven counties: Adams, Arapahoe, Boulder, Broomfield, Denver, Douglas and Jefferson. The metropolitan area stretches from the south in Castle Rock through downtown Denver northward to Boulder and Longmont. The area serves as a major hub of commerce passing from the east coast to the west coast. Denver is the largest city within a 600-mile radius.

Colorado’s Northern Front Range region begins just 30 miles north of central Denver in southern Boulder County. The I-25 corridor north from Denver to Fort Collins is a contiguous stream of small communities/housing developments, open space, farm properties, and both small and large businesses. The region includes the cities of Fort Collins, Loveland, Greeley and Longmont, all located in Boulder, Larimer and Weld counties. Colorado’s Northern Front Range has a regional economy that is a diverse mix of agriculture, advanced technology, manufacturing, service firms, government, education, retail, small business and construction. The region is also the gateway to Rocky Mountain National Park, a year-round tourist destination.

Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. However, approximately 57% of our loan portfolio held for investment at December 31, 2005 consisted of real estate-related loans, including construction loans, miniperm loans and real estate mortgage loans. Moreover, our business activities are currently focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the residential and commercial real estate markets.

Competition

The banking business in Colorado is highly competitive. The market is characterized by a relatively small number of large financial institutions with a large number of offices and numerous small to moderate-sized community banks, including de novo banks. Other entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs and self-service branches.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us.

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, we strive to anticipate and adapt to dynamic competitive conditions, but we cannot assure you as to their impact on our future business, financial condition, results of operations or cash flows or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other competitors in our primary service area, we attempt to use to the fullest extent possible the flexibility that our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts.

Supervision and Regulation

General

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Centennial or our subsidiaries could have a material effect on our business.

Regulatory Agencies

Centennial is a legal entity separate and distinct from its subsidiaries. As a financial holding company and a bank holding company, Centennial is regulated under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. Centennial is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Centennial is listed on the Nasdaq National Market (Nasdaq) under the trading symbol “CBHI,” and is subject to the rules of Nasdaq for listed companies.

As Colorado-chartered banks, Centennial Bank of the West, Guaranty Bank and Collegiate Peaks are subject to supervision, periodic examination, and regulation by the Colorado Division of Banking. As members of the Federal Reserve System, Centennial Bank of the West and Guaranty Bank are also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of Kansas City. Collegiate Peaks is also subject to supervision, periodic examination, and regulation by the FDIC. If, as a result of an examination of the banks, the Federal Reserve Board or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board and the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Colorado-chartered bank would result in the revocation of its charter. The Colorado Division of Banking separately enjoys many of the same remedial powers.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the

GLB Act, which amended the BHC Act, bank holding companies that are financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be “well capitalized” and “well managed” and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The BHC Act generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Financial holding companies like us are also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

The BHC Act, the Federal Bank Merger Act, the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

The principal source of Centennial’s cash revenues is from dividends from its subsidiary banks. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and our bank subsidiaries conduct business. For example, these include limitations on the ability of our bank subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

As members of the Federal Reserve System, each of Centennial Bank of the West and Guaranty Bank is subject to Regulation H, which, among other things, provides that a member bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income (as reportable in its Reports of Condition and Income) during the current calendar year and its retained net income for the prior two calendar years, unless the Federal Reserve has approved the dividend. Regulation H also provides that a member bank may not declare or pay a dividend if the dividend would exceed the bank’s undivided profits as reportable on its Reports of Condition and Income, unless the Federal Reserve and holders of at least two-thirds of the outstanding shares of each class of the bank’s outstanding stock have approved the dividend. Additionally, there are potential additional restrictions and prohibitions if a bank were to be less than well-capitalized.

The FDIC also has the authority to prohibit a bank from engaging in business practices that the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of Collegiate Peaks and other factors, that the FDIC could assert that the payment of dividends or other payments might under some circumstances be such an unsafe or unsound practice and prohibit such payment.

Additionally, as Colorado state-chartered banks, the banks are subject to limitations under Colorado law on the payment of dividends. The Colorado Financial Institutions Code provides that a bank may declare dividends from retained earnings and other components of capital specifically approved by the Banking Board so long as the declaration is made in compliance with rules established by the Banking Board.

In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

As part of our capital and cash management practices at the holding company, we will utilize our bank subsidiaries’ excess capital above the well-capitalized requirement through the payment of dividends to the holding company.

Affiliate Transactions

There are various restrictions on the ability of Centennial and its non-bank subsidiaries to borrow from, and engage in certain other transactions with, Centennial’s subsidiary banks. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of Centennial or its non-bank subsidiaries, to 10% of Centennial’s subsidiary banks’ capital stock and surplus, and, as to Centennial and all such non-bank subsidiaries in the aggregate, to 20% of Centennial’s subsidiary banks’ capital stock and surplus.

Federal law also provides that extensions of credit and other transactions between our subsidiary banks and Centennial or one of our non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to our subsidiary banks as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, we are expected to commit resources to support our subsidiary banks, including at times when we may not be in a financial position to provide it. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Centennial, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our subsidiary banks, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines.

Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

For information regarding the capital ratios and leverage ratio of Centennial and our bank subsidiaries see the discussion under the section captioned “Capital” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22—Regulatory Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

The federal bank regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS’s new capital accord in the near future. We cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on us. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to Centennial and its subsidiaries.

Deposit Insurance

The deposits of our bank subsidiaries are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank’s capital level and supervisory rating. Our bank subsidiaries were not required to pay any deposit insurance premiums in 2005; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Community Reinvestment Act

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as our bank subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of recent high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq National Market has adopted corporate governance rules intended to allow stockholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been implemented or interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred and expect to incur substantial cost to interpret and ensure compliance with the law and its regulations. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to Centennial or any of its subsidiaries could have a material effect on our business.

Employees

At December 31, 2005, we employed 617 full-time equivalent employees. None of our employees is represented by collective bargaining agreements. We believe our employee relations to be good.

Available Information

Centennial maintains an Internet website at www.cbhi.com. At this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cbhi.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

Our Investor Relations Department can be contacted at Centennial Bank Holdings, Inc., 1331 Seventeenth Street, Suite 300, Denver, CO 80202, Attention: Investor Relations, telephone 303-296-9600, or via e-mail to investor.relations@cbhi.com.

(All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.)

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related To Our Business

We Are Subject to Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities which are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to the our management of interest rate risk.

Our Allowance for Loan Losses May Be Insufficient

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

A Downturn in Our Real Estate Markets Could Hurt Our Business

A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 79% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Colorado. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

We are Exposed to Risk of Environmental Liabilities with Respect to Properties to Which We Take Title

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our Profitability Depends Significantly on Economic Conditions in the Colorado Front Range

Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Colorado Front Range, which includes the Denver metropolitan area. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, natural disasters, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. In view of the concentration of our operations and the collateral securing our loan portfolio in Colorado’s Front Range, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We Operate in a Highly Competitive Industry and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject to Extensive Government Regulation and Supervision

We are subject to extensive regulation, supervision and examination. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Colorado Division of Banking, the FDIC, the Federal Reserve Board, other state or federal regulators, the U.S. Congress or the Colorado legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our banks are subject to regulations promulgated by the Colorado Division of Banking, as their chartering authority, and by the FDIC as the insurer of their deposits up to certain limits. Our banks also belong to the Federal Home Loan Bank System and, as members of such system, they are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Topeka. In addition, the Federal Reserve Board regulates and oversees Centennial Bank Holdings, Inc. as a bank holding company, and Centennial Bank of the West and Guaranty Bank as members of the Federal Reserve System, and the FDIC oversees Collegiate Peaks.

This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC’s insurance fund and our depositors and borrowers, rather than our stockholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Colorado’s deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

Our Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We Face Risks Associated With Our Existing and Future Acquisitions

We made two acquisitions in 2004 and another two acquisitions in 2005. We expect to continue to pursue acquisition opportunities. Risks commonly encountered in existing and future acquisitions include, among other things:

•	The difficulty of integrating the operations and personnel of acquired companies and branches.

•	The potential disruption of our ongoing business.

•	The potential diversion of our management’s time and attention.

•	The inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.

•	The inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

•	The potential exposure to unknown or contingent liabilities of the acquired company.

•	Exposure to potential asset quality issues of the acquired company.

•	The possible loss of key employees and customers of the acquired company.

•	Difficulty in estimating the value of the acquired company.

•	Potential changes in banking or tax laws or regulations that may affect the acquired company.

We may not be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our integration of operations of banks or branches that we acquire may not be successfully accomplished and may take a significant amount of time. Our inability to improve the operating performance of acquired banks and branches or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to hire additional employees and retain consultants to assist with integrating our operations, and we cannot assure you that those individuals or firms will perform as expected or be successful in addressing these issues.

Our Growth and Expansion May Strain Our Ability to Manage Our Operations and Our Financial Resources

Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. We anticipate that our business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. Our inability to continue to upgrade or maintain effective operating and financial control systems and to recruit and hire necessary personnel or to successfully integrate new personnel into our operations could adversely impact our financial condition, results of operations and cash flows. In addition, we cannot assure you that our existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth.

We Rely on Dividends From Our Subsidiaries for Most of Our Revenue

Because we are a holding company with no significant assets other than our banks, we currently depend upon dividends from our banks for a substantial portion of our revenues. Our ability to pay dividends will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from our banks. Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law.

The ability of the banks to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the Federal Reserve Board, the FDIC, and the Colorado Division of Banking, or the CDB, as further described in the Supervision and Regulation section of Item 1 of this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or our banks from declaring or paying dividends. Our holding company expenses and obligations with respect to our line of credit with U.S. Bank National Association as well as our trust preferred securities and corresponding subordinated debt securities issued by us may limit or impair our ability to declare or pay dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” for more information on these restrictions.

We are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel Could Harm Our Business

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior executive management, including John M. Eggemeyer, David C. Boyles, Suzanne R. Brennan and Paul W. Taylor. We believe this management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of any one of them could harm our business.

Our Information Systems May Experience an Interruption or Breach in Security

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We Continually Encounter Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We Are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact Our Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Have Incurred and Will Incur Increased Costs and Administrative Responsibilities as a Result of Becoming a Public Company

We became a publicly traded company in October 2005. As a public company, we are required to comply with various laws, regulations and requirements, including the Sarbanes-Oxley Act of 2002 and the rules adopted by the Securities and Exchange Commission, or SEC, and the Nasdaq National Market. These requirements impose substantial responsibilities upon public companies, such as changes in corporate governance practices, disclosure and reporting requirements, and requirements relating to the internal control over financial reporting. Ongoing compliance has caused and will cause us to incur significant legal, accounting and other expenses, and occupies a substantial amount of time of our board of directors and management. These factors could negatively affect our ability to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We Will be Exposed to Risks Relating to the Evaluations of Internal Control Over Financial Reporting Required by Section 404 of the Sarbanes-Oxley Act of 2002

We are currently in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal control over financial reporting. We will be performing the system and process evaluations and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These systems are necessary to produce accurate financial reports and prevent fraudulent financial activity. We will be required to comply with Section 404 beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls, which could or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities such as the SEC or the Nasdaq National Market. In addition, if any material weakness or deficiency is identified or is not remedied, investors may lose confidence in the accuracy of our reported financial information, and our stock price could be significantly adversely affected as a result.

Risks Associated With Our Common Stock

Our Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The Trading Volume in Our Common Stock is Less Than That of Other Larger Financial Services Companies

Although the Company’s common stock is listed for trading on the Nasdaq National Market or Nasdaq, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Concentrated Ownership of our Common Stock Creates a Risk of Sudden Changes in our Share Price

Based on the public filings which beneficial owners of more than five (5) percent of the outstanding shares of our common stock are required to make with the SEC, three institutional investors owned or controlled approximately 26.8% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock.

An Investment in Our Common Stock is Not an Insured Deposit

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Federal Law May Limit the Ability of Another Party to Acquire Us, Which Could Cause Our Stock Price to Decline

The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or entity acquiring “control” of a bank. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Risks Associated With Our Industry

The Earnings of Financial Services Companies are Significantly Affected by General Business and Economic Conditions

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Financial Services Companies Depend on the Accuracy and Completeness of Information About Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers May Decide Not to Use Banks to Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of March 24, 2006, we had a total of 36 branch offices, 19 of which we owned and 17 of which we leased. All of our properties are located in the Colorado Front Range except for the two branches of Collegiate Peaks, which are located in Chaffee County. Centennial Bank of the West operates through 15 branches, including its principal office located at 4650 Royal Vista Circle, Ft. Collins, Colorado 80528. Guaranty Bank operates through 19 branches, including its principal office located at 1331 Seventeenth Street, Denver, Colorado 80202. Centennial’s principal office is located at 1331 Seventeenth Street, Suite 300, Denver, Colorado 80202.

We consider our properties to be suitable and adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted in part our motion for summary judgment and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. On November 21, 2005, the District Court summarily denied the trustees’ motion. We continue to vigorously contest the remaining claims, which amount to approximately $2.5 million. In the fourth quarter of 2005, we established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are in excess of $13.1 million. We intend to continue to vigorously defend these actions.

At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations.

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Since October 3, 2005, our common stock is traded on the National Nasdaq Market (“Nasdaq”) under the symbol “CBHI”. The table below sets forth for the fourth quarter of 2005 the high and low intra-day sales prices per share of our common stock as reported by Nasdaq. Prior to October 3, 2005, there was no established trading market for our stock. We did not declare or pay cash dividends during the period.

	2005
	High	Low
Sales Price Per Share
Fourth Quarter	$13.05	$10.75

On March 24, 2006, the closing price of our common stock on Nasdaq was $11.49 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 419 record holders of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. Our board of directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to the holding company, and such other factors as our board of directors may deem relevant. Our board of directors has determined currently to use our excess capital on repurchases of our common stock. See “Repurchases of Common Stock” below under this Item 5.

Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a holding company with no significant assets other than our bank subsidiaries, we currently depend upon dividends from our bank subsidiaries for a substantial portion of our revenues. Our ability to pay dividends will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from our bank subsidiaries. See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations on the holding company’s receipt of funds from its bank subsidiaries.

The ability of our subsidiary banks to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the Federal Reserve Board, the FDIC, and the Colorado Division of Banking, or the CDB. It is possible, depending upon the financial condition of the bank in question, and other factors, that Federal Reserve Board, the FDIC and/or the CDB could assert that payment of dividends or other payments is an unsafe or unsound practice. As part of our capital and cash management practices at the holding company, we will utilize our bank subsidiaries’ excess capital above the well-capitalized requirement through the payment of dividends to the holding company.

In addition, the Company’s ability to pay dividends to its stockholders is limited by certain provisions of its pledge agreement with U.S. Bank National Association in connection with our line of credit. The agreement provides that if any default occurs and is continuing, all cash dividends distributed by Guaranty Bank shall be delivered to U.S. Bank and held as collateral under the agreement.

Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that have been issued, and in the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the bank subsidiaries to the holding company) with respect to our common stock. See Note 15 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2005:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	2005 Stock Incentive Plan(1)	0	(2)	—	1,221,369	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

Total		0		—	1,221,369

(1)	The 2005 Stock Incentive Plan (the “Incentive Plan”) was approved by the stockholders of the Company at our 2005 Annual Meeting of Stockholders.
(2)	Does not include the 1,278,631 shares of unvested restricted and performance stock awarded in 2005 and outstanding as of December 31, 2005 with an exercise price of zero.
(3)	The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by 1,278,631 shares, which represents the sum of the number of unvested shares of restricted and performance stock awards outstanding at December 31, 2005.
(4)	All of the 1,221,369 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future grants of restricted and performance stock awards. The Company’s current practice is to grant only awards of restricted stock and performance stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future. In 2006, through March 24, 2006, the Company granted (net of forfeitures) 200,300 of performance and restricted stock awards, reducing the shares remaining available for issuance under the Incentive Plan to 1,021,069 shares.

Repurchases of Common Stock

Stock repurchase programs allow us to proactively manage our capital position and return excess capital to stockholders. The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans at the End of the Period
October 1 to October 31, 2005	295,528	(2)	$9.71	N/A	N/A
November 1 to November 30, 2005	1,437,800		$12.19	1,437,800	562,200
December 1 to December 31, 2005	562,200		$12.32	562,200	0

Total	2,295,528		$11.90	2,000,000	0

(1)	On November 14, 2005, we announced our stock repurchase program to repurchase up to 2,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions.
(2)	These shares were repurchased in private transactions prior to us becoming a publicly traded company.

On March 2, 2006, we announced a new stock repurchase program to repurchase up to 3,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2005. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The financial information for Centennial Bank Holdings for the year ended December 31, 2004 separately reflects the activity for the Company for the period July 17, 2004 to December 31, 2004, which we refer to as Successor, and our predecessor for the period January 1, 2004 to July 16, 2004, which we refer to as Predecessor. All financial information relating to the Company prior to July 17, 2004 is for our Predecessor.

	Year Ended December 31,	Period July 17, 2004 to December 31, 2004	Period January 2004 to July 16, 2004	Year Ended December 31,
	Successor			Predecessor
	2005	Successor	Predecessor	2003	2002	2001
	(In thousands, except share, per share and percentage data)
Consolidated Statement of Income Data:
Interest income	$139,563	$19,052	$22,912	$46,100	$51,179	$56,114
Interest expense	31,695	3,762	6,797	16,605	20,990	28,829

Net interest income	107,868	15,290	16,115	29,495	30,189	27,285
Provision for loan losses	3,400	—	4,700	900	3,950	3,927

Net interest income after provision for loan losses	104,468	15,290	11,415	28,595	26,239	23,358

Noninterest income	11,118	1,784	2,426	4,589	3,589	5,622
Noninterest expense	92,849	10,947	14,514	22,048	21,724	19,107

Income (loss) before income taxes	22,737	6,127	(673)	11,136	8,104	9,873
Income tax expense	7,618	2,331	411	4,231	3,082	2,904

Income (loss) from continuing operations	15,119	3,796	(1,084)	6,905	5,022	6,969
Loss from discontinued operations	(437)	—	—	—	—	—

Net income (loss)	$14,682	$3,796	$(1,084)	$6,905	$5,022	$6,969

Share Data:
Basic earnings (loss) per share	$0.27	$0.20	$(0.70)	$4.45	$3.22	$4.76
Diluted earnings (loss) per share	$0.27	$0.20	$(0.70)	$4.37	$3.16	$4.70
Basic earnings (loss) from continuing operations per share	$0.28	$0.20	$(0.70)	$4.45	$3.22	$4.76
Diluted earnings (loss) from continuing operations per share	$0.28	$0.20	$(0.70)	$4.37	$3.16	$4.70

Book value per share	$10.13	$9.85	$37.17	$38.22	$36.46	$32.02
Weighted average shares outstanding—basic	54,222,327	19,199,601	1,554,873	1,550,457	1,558,905	1,464,053
Weighted average shares outstanding—diluted	54,295,083	19,199,601	1,554,873	1,580,086	1,586,987	1,484,127
Common shares outstanding at end of period	60,403,764	52,333,334	1,557,568	1,545,948	1,572,146	1,507,434

	At or for the Year Ended December 31,	At December 31, 2004 or for the period from July 17, 2004 to December 31, 2004		At or for the Year Ended December 31,
	Successor	Successor		Predecessor
	2005			2003	2002	2001
	(In thousands, except share, per share and percentage data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,942	$90,927		$23,731	$27,202	$30,002
Investment and other securities	175,753	145,502		33,588	20,547	20,649
Net loans (including loans held for sale)	2,046,938	1,624,100		619,812	660,628	605,842
Total assets	2,980,757	2,399,201		708,677	745,787	692,552
Deposits	2,048,352	1,678,499		580,435	639,530	596,974
Borrowings	215,872	109,341		66,016	44,704	43,150
Stockholders’ equity	598,748	515,414		59,089	57,316	48,269

Selected Other Balance Sheet Data:
Average assets	$2,558,794	$752,303		$719,499	$727,277	$659,413
Average earning assets	1,956,050	657,485		679,562	684,474	613,111
Average stockholders’ equity	542,684	119,776		58,227	54,629	45,383

Selected Financial Ratios:
Return on average assets(a)	0.57%	0.36	%(b)	0.96%	0.69%	1.06%
Return on average stockholders’ equity(c)	2.71%	2.26	%(d)	11.86%	9.19%	15.36%
Net interest margin(e)	5.51%	5.06	%(f)	4.34%	4.41%	4.45%
Efficiency ratio(g)	67.56%	64.12%		64.69%	64.13%	58.06%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	1.05%	0.84%		2.74%	2.77%	1.87%
Nonperforming loans to total loans	1.44%	0.88%		2.44%	2.69%	2.03%
Allowance for loan losses to total loans	1.33%	1.52%		1.22%	1.38%	1.41%
Allowance for loan losses to nonperforming loans	92.39%	173.78%		49.90%	51.28%	69.78%
Net charge-offs to average loans	0.23%	1.15	%(h)	0.38%	0.52%	0.39%

(a)	Return on average assets is determined by dividing net income by average assets.
(b)	Represents net income for the period July 17, 2004 to December 31, 2004 divided by Successor average assets.
(c)	Return on average stockholders’ equity is determined by dividing net income by average stockholders’ equity.
(d)	Represents Successor net income divided by Successor average stockholders’ equity.
(e)	Net interest margin is determined by dividing net interest income (fully taxable equivalent) by average interest-earning assets.
(f)	Represents net income for the period July 17, 2004 to December 31, 2004 divided by Successor average interest-earning assets.
(g)	Efficiency ratio is determined by dividing total noninterest expense, less amortization expense, by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.
(h)	Represents net charge-offs for the period July 17, 2004 to December 31, 2004 divided by Successor average loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements and Factors that Could Affect Future Results” set forth in the beginning of Part I of this report, as well as the discussion set forth in “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data.”

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits, originating commercial loans, real estate loans, including construction loans and mortgage loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and leases and consumer loans and, to a lesser extent, fees from the sale or referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

On July 16, 2004, in a cash purchase funded by the proceeds of our sale of 18,500,000 shares of our common stock, we acquired our Predecessor and changed our name to Centennial Bank Holdings, Inc. On December 31, 2004, we acquired Guaranty Corporation, including its bank subsidiaries Guaranty Bank and Trust Company, First National Bank of Strasburg and Collegiate Peaks Bank. On April 14, 2005, we merged First National Bank of Strasburg into Guaranty Bank. We refer to Guaranty Corporation and its subsidiaries as “Guaranty” and to Guaranty Bank and Trust Company (including the merged First National Bank of Strasburg) as “Guaranty Bank”.

The Company’s financial statements as of and for the year ended December 31, 2004 present the consolidated financial position of Centennial at December 31, 2004, which includes Guaranty, and the results of operations of the Predecessor from January 1, 2004 through July 16, 2004 and the Successor from July 17, 2004 through December 31, 2004. The results of operations for 2004 and 2003 with respect to either the Successor or Predecessor do not include Guaranty. With respect to the year ended December 31, 2004 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present results for our Predecessor for the period January 1, 2004 through July 16, 2004, for the Company (Successor) for the period July 17, 2004 through December 31, 2004, and for the year ended December 31, 2004, combined results of operations of the Company (Successor) and our Predecessor. We believe that presenting combined results of operations information for the year ended December 31, 2004 is helpful to our investors. In light of the continuity of management from our Predecessor to our Successor, the information for the year ended December 31, 2004 was combined in a manner similar to entities under common control. The information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2003 represents the financial condition and operating results of our Predecessor.

On October 1, 2005, we consummated our stock-for-stock acquisition of First MainStreet Financial, Ltd., a financial holding company, pursuant to which its wholly owned subsidiary, First MainStreet Bank, N.A., merged with and into Centennial Bank of the West. First MainStreet Financial’s other wholly owned subsidiary, First MainStreet Insurance, Ltd., an independent insurance agency, became a wholly owned subsidiary of

Centennial Bank Holdings, Inc. We subsequently sold the insurance agency on March 1, 2006. The acquisition of First MainStreet resulted in the issuance of 9,517,727 shares of our common stock. We acquired $245.2 million of loans and $332.8 million of deposits as a result of the First MainStreet acquisition.

On November 1, 2005, we completed the acquisition of Foothills Bank, which was merged into Guaranty Bank. Foothills had $90.8 million in loans and deposits of $114.2 million at consummation of the transaction.

On August 25, 2005, we entered into an agreement to sell Collegiate Peaks, which has been classified as held for sale since December 31, 2004. See Note 24 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The agreement provides, with certain exceptions, that either party may terminate the agreement if the transaction is not consummated by March 31, 2006.

Acquisitions

Entity	Date of Completion
Centennial Bank Holdings, Inc. (Predecessor)	July 16, 2004
— Centennial Bank of the West
Guaranty Corporation	December 31, 2004
— Collegiate Peaks Bank
— Guaranty Bank and Trust Company
— First National Bank of Strasburg (merged into Guaranty Bank on April 14, 2005)
First Mainstreet Financial, Ltd.	October 1, 2005
— First MainStreet Bank, N.A. (merged into Guaranty Bank)
— First MainStreet Insurance, Ltd.
Foothills Bank (merged into Guaranty Bank)	November 1, 2005

Divestitures

Entity	Date of Completion
First MainStreet Insurance, Ltd. (asset sale)	March 1, 2006
Collegiate Peaks Bank	Pending

Application of Critical Accounting Policies and Accounting Estimates

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

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to our consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.

RESULTS OF OPERATIONS

Our discussion of the results of operations is not comparable between 2005 and 2004. Our 2005 results include the operations of all of our acquisitions, while 2004 and earlier reflect only the operations of Centennial Bank of the West.

	Successor	Successor		Predecessor		Combined Predecessor and Successor		Predecessor
	Year Ended December 31,	Period July 17, 2004 to December 31, 2004		Period January 2004 to July 16, 2004				Year Ended December 31,	Change—Favorable (Unfavorable)
	2005					2004		2003	2005 v 2004	2004 v 2003
	(In thousands, except share, per share and percentage data)
Consolidated Statement of Income Data:
Interest income	$139,563	$19,052		$22,912		$41,964		$46,100	$97,599	$(4,136)
Interest expense	31,695	3,762		6,797		10,559		16,605	(21,136)	6,046

Net interest income	107,868	15,290		16,115		31,405		29,495	76,463	1,910
Provision for loan losses	3,400	—		4,700		4,700		900	1,300	(3,800)

Net interest income after provision for loan losses	104,468	15,290		11,415		26,705		28,595	77,763	(1,890)
Noninterest income	11,118	1,784		2,426		4,210		4,589	6,908	(379)
Noninterest expense	92,849	10,947		14,514		25,461		22,048	(67,388)	(3,413)

Income (loss) before income taxes	22,737	6,127		(673)		5,454		11,136	17,283	(5,682)
Income tax expense	7,618	2,331		411		2,742		4,231	(4,876)	1,489

Income (loss) from continuing operations	$15,119	$3,796		$(1,084)		$2,712		$6,905	$12,407	$(4,193)
Loss from discontinued operations	(437)	—		—		—		—	(437)	—

Net income (loss)	$14,682	$3,796		$(1,084)		$2,712		$6,905	$11,970	$(4,193)

Share Data:
Basic earnings (loss) per share	$0.27	$0.20		$(0.70)		$0.14	(a)	$4.45	$0.13	$(4.31)
Diluted earnings (loss) per share	$0.27	$0.20		$(0.70)		$0.14	(a)	$4.37	$0.13	$(4.23)
Return on average assets	0.57%	0.97	%(d)	0.29	%(d)	0.36	%(b)	0.96%	0.21%	-0.60%
Return on average equity	2.71%	7.97	%(d)	3.28	%(d)	2.26	%(c)	11.86%	5.26%	-9.60%

(a)	Represents combined net income of Predecessor and Successor divided by Successor weighted average basic or diluted shares outstanding.

(b)	Represents Predecessor and Successor combined net income divided by Successor average assets.
(c)	Represents Predecessor and Successor combined net income divided by Successor average stockholders’ equity.
(d)	Returns have been annualized.

2005 Compared to Combined 2004

Net income increased to $14.7 million for the year ended December 31, 2005 from $2.7 million for the year ended December 31, 2004. Our return on average assets was 0.6% and return on average stockholders’ equity was 2.7% for the year ended December 31, 2005, compared to 0.4% and 2.3% for the year ended December 31, 2004. Factors impacting our operations in 2005 consist of the inclusion of the operations of Guaranty in 2005 as a result of our acquisition at December 31, 2004, the acquisitions of First MainStreet and Foothills in the fourth quarter of 2005 and expenses incurred to become a publicly traded company, which occurred on October 3, 2005. Due to the significance of these factors, every aspect of our operations was significantly impacted. The acquisitions altered the components of our net interest income by changing the mix of loans and deposits. Our noninterest income and expenses were significantly impacted as we combined the operations of Guaranty Bank, Centennial Bank of the West and First MainStreet and went through the process of becoming a publicly traded company. In addition to the impact of these factors, our 2005 interest income and interest expense both increased from 2004 due to a rising rate environment.

Combined 2004 Compared to 2003

Net income decreased to $2.7 million for the year ended December 31, 2004 from $6.9 million for the year ended December 31, 2003. Our return on average assets was 0.4% and return on average stockholders’ equity was 2.3% for the year ended December 31, 2004, compared to 1.0% and 11.9% for the year ended December 31, 2003.

Our net interest income increased to $31.4 million from $29.5 million, but was offset by an increase of $3.8 million in the provision for loan losses and an increase of $3.4 million in noninterest expenses, leading to a decrease in net income of $4.2 million. We experienced a decrease in both interest income and interest expense due to continued low interest rates during 2004. We experienced a greater proportional reduction in our interest expense as compared to our interest income, resulting in an increase of $1.9 million in net interest income from 2003. Deterioration in the quality of several significant loans in 2004 required an increase in our allowance for loan loss, resulting in the $3.8 million increase in the provision for loan losses. Additional information on the provision for loan losses is provided below under “—Provision for Loan Losses” and “—Allowance for Loan Losses.”

Net Interest Income

Net interest income is our primary source of income and represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

2005 Compared to Combined 2004

Our net interest income for 2005 increased $76.5 million from 2004. The acquisition of Guaranty Bank contributed $71.2 million to this increase. Excluding the effect of the Guaranty Bank acquisition, interest income increased $10.1 million and interest expense increased $4.8 million. Interest income and interest expense increased as a result of an increasing rate environment in 2005 and the acquisitions of First MainStreet Bank and Foothills Bank in the fourth quarter of 2005. Average interest-earning assets increased $1.3 billion from $0.7 billion for 2004 to $2.0 billion for 2005. The acquisition of Guaranty Bank represents the majority of this increase.

The following table presents for the years indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Successor			Combined Successor/Predecessor
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,778,973	$132,245	7.43%	$613,643	$40,580	6.61%
Investment securities (1)
Taxable	85,467	1,599	1.87%	31,203	961	3.08%
Tax-exempt	53,101	2,708	5.10%	415	16	3.86%
Equity Securities (4)	18,340	1,076	5.87%	5,519	256	4.64%
Other earning assets	20,170	1,935	9.59%	6,705	151	2.25%

Total interest-earning assets	1,956,050	139,563	7.13%	657,485	41,964	6.38%
Non-earning assets:
Cash and due from banks	63,165			19,998
Other assets	539,579			74,820

Total assets	$2,558,794			$752,303

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	122,967	436	0.35%	49,068	125	0.25%
Money Market	535,974	10,141	1.89%	118,677	1,273	1.07%
Savings	85,539	624	0.73%	26,283	128	0.49%
Time certificates of deposit	501,564	13,672	2.73%	282,774	6,456	2.28%

Total interest-bearing deposits	1,246,044	24,873	2.00%	476,802	7,982	1.67%
Borrowings:
Repurchase agreements	29,844	861	2.89%	14,993	190	1.27%
Federal funds purchased	4,712	130	2.76%	1,197	15	1.25%
Subordinated debentures	41,695	2,515	6.03%	27,591	1,764	6.39%
Borrowings	90,050	3,316	3.68%	15,000	608	4.05%

Total interest-bearing liabilities	1,412,345	31,695	2.24%	535,583	10,559	1.97%
Noninterest bearing liabilities
Demand deposits	503,868			92,525
Other liabilities	99,897			2,758

Total liabilities	2,016,110			630,866
Stockholder’s Equity	542,684			121,437

Total liabilities and stockholders’ equity	$2,558,794			$752,303

Net interest income		$107,868			$31,405

Net interest margin			5.51%			4.78%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Includes average non-accrual loans of $14.1 and $14.3 for the years ended December 31, 2005 and 2004, respectively

(3)	Net loan fees of $8.0 million and $3.9 million for the years ended December 31, 2005 and 2004 are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

The average yield on our interest-earning assets increased to 7.1% in 2005 from 6.4% in 2004. The average yield on the loan portfolio increased 82 basis points from 2004 to 2005 due to increases in interest rates. In addition, the average yield on the investment portfolio increased 98 basis points from 2004 to 2005 due to increases in interest rates and the addition of the higher yielding investment portfolio of Guaranty Bank.

The cost of our average interest-bearing liabilities increased to 2.2% in 2005 from 2.0% in 2004. This increase is due to increased interest rates paid on deposits in response to intensified competition for deposit dollars as well as the use of higher cost borrowings as a result of our effort to reposition our interest-bearing deposits. This increase is mitigated by an increase in average non-interest bearing deposit balances to average total deposit balances from 16% in 2004 to 29% in 2005 due to the acquisition of Guaranty Bank. Although the cost of time certificates of deposit has increased to 2.7% in 2005 from 2.3% in 2004, the average time certificates of deposit as a percentage of average total deposits decreased from 50% in 2004 to 29% in 2005, reducing the impact of rising interest rates.

Although our net interest margin declined slightly in the fourth quarter due to the acquisitions of First MainStreet and Foothills, our net interest margin increased year over year to 5.5% in 2005 from 4.8% in 2004. This increase is a result of the factors discussed in the preceding paragraphs.

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

	Year Ended December 31, 2005 Compared to Year Ended Year Ended December 31, 2004
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross loans, net of unearned fees	$91,665	$5,624	$86,041
Investment securities
Taxable	638	(186)	824
Tax-exempt	2,692	7	2,685
Equity Securities	820	84	736
Other earning assets	1,784	1,104	680

Total interest income	97,599	6,633	90,966

Interest expense:
Deposits:
Interest-bearing demand	311	64	247
Money Market	8,868	1,583	7,285
Savings	496	90	406
Time certificates of deposit	7,216	1,446	5,770
Borrowings:
Repurchase agreements	671	378	293
Federal funds purchased	115	33	82
Subordinated debentures	751	(93)	844
Borrowings	2,708	(50)	2,758

Total interest expense	21,136	3,451	17,685

Net interest income	$76,463	$3,182	$73,281

Combined 2004 Compared to 2003

Our net interest income for 2004 increased $1.9 million, or 6.5%, compared to 2003. This increase resulted from a reduction of $4.1 million in interest income and a greater decrease of $6.0 million in interest expense. Total interest income and expense both decreased as a result of ongoing declines in interest rates throughout much of 2004. Average interest-earning assets decreased to $657.5 million during 2004 compared to $679.6 million during 2003.

The average yield on our interest-earning assets fell to 6.4% in 2004 from 6.8% in 2003. The decrease in the average yield on our interest-earning assets resulted from a general decline in interest rates. Despite this decline, the yield on the portfolio increased 21 basis points from 2003 to 2004.

The cost of our average interest-bearing liabilities decreased to 1.9% in 2004 from 2.9% in 2003. In addition to broad declines in the average rates paid on deposit balances, the ratio of average noninterest-bearing deposits to average total deposits increased during 2004 to 16.3% from 12.3% during 2003. Average time certificates of deposit as a percentage of average total deposits decreased to 49.7% in 2004 from 57.8% in 2003. The cost of the time deposits is mostly attributable to the decrease in interest rates rather than a decrease in volume. In addition, lower-

cost savings accounts increased to 4.7% of average total deposits during 2004 from 4.0% in 2003. The cost of deposits and other borrowings, exclusive of subordinated debentures, decreased to 1.7% in 2004 from 2.6% in 2003.

As a result of the above factors, our net interest margin increased to 4.8% in 2004 from 4.3% in 2003.

The following table presents for the years indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Combined Predecessor and Successor			Predecessor
	Average Balances	Interest Income or Expense	Average Yield or Cost	Average Balances	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$613,643	$40,580	6.61%	$651,034	$45,173	6.94%
Investments:
Taxable(1)	31,203	961	3.08%	26,089	858	3.29%
Tax-exempt	415	16	3.86%	705	53	7.52%
Equity securities(4)	5,519	256	4.64%	—	—	0.00%
Other earning assets	6,705	151	2.25%	1,734	16	0.92%

Total interest earning assets	657,485	41,964	6.38%	679,562	46,100	6.78%
Non-earning assets:
Cash and due from banks	19,998			19,328
Other assets	74,820			20,609

Total assets	$752,303			$719,499

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$49,068	$125	0.25%	$43,788	$155	0.35%
Money market	118,677	1,273	1.07%	115,349	1,706	1.48%
Savings	26,283	128	0.49%	24,532	152	0.62%
Time certificates of deposit	282,774	6,456	2.28%	353,580	12,367	3.50%

Total interest-bearing deposits	476,802	7,982	1.67%	537,249	14,380	2.68%
Borrowings:
Repurchase agreements	14,993	190	1.27%	8,705	78	0.90%
Federal funds purchased	1,197	15	1.25%	1,438	18	1.25%
Subordinated debentures	27,591	1,764	6.39%	16,470	1,720	10.44%
Borrowings	15,000	608	4.05%	19,586	409	2.09%

Total interest-bearing liabilities	535,583	10,559	1.97%	583,448	16,605	2.85%
Noninterest-bearing liabilities:
Demand deposits	92,525			75,008
Other liabilities	2,758			2,816

Total liabilities	630,866			661,272
Stockholders’ equity	121,437			58,227

Total liabilities and stockholders’ equity	$752,303			$719,499

Net interest income		$31,405			$29,495

Net interest margin			4.78%			4.34%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Includes average non-accrual loans of $14.3 million and $15.3 million for the years ended December 31, 2004 and 2003, respectively.
(3)	Net loan fees of $3.9 million and $4.7 million for the years ended December 31, 2004 and 2003, respectively, are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$(4,593)	$(2,066)	$(2,527)
Investments:
Taxable	103	25	78
Tax-exempt	(37)	(20)	(17)
Equity securities	256	—	256
Other earning assets	135	45	90

Total interest income	(4,136)	(2,016)	(2,120)
Interest expense:
Deposits:
Interest-bearing demand	(30)	(21)	(9)
Money market	(433)	(392)	(41)
Savings	(24)	(18)	(6)
Time certificates of deposit	(5,911)	(3,749)	(2,162)
Repurchase agreements	112	41	71
Federal funds purchased	(3)	—	(3)
Short-term borrowings	44	16	28
Long-term debt	199	159	40

Total interest expense	(6,046)	(3,964)	(2,082)

Net interest income	$1,910	$1,948	$(38)

Provision for Loan Losses

The provision for loan losses in each year represents a charge against earnings. The provision is that amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses in the loan portfolio. The allowance for loan loss reflects factors such as past loan loss experience, general economic conditions, analysis of certain identified loans, collateralization of loans, and other pertinent factors. A charge to earnings is recorded to the extent that the estimated probable loan losses exceed the allowance for loan losses. In periods when an existing allowance for loan losses is determined to exceed the amount required, the allowance for loan losses is reduced, which decreases the charge to earnings through the provision for loan losses. The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral value lessen our exposure to loan loss expense.

For discussion of impaired loans and associated collateral values and additional analysis of factors impacting the provision for loan losses, see “Financial Condition—Nonperforming Assets and Potential Problem Loans” below.

Combined 2005 Compared to 2004

We recorded a charge to earnings through the provision for loan losses of $3.4 million during 2005 and $4.7 million during 2004. Our 2005 loan charge-offs net of recoveries was $4.1 million compared to $4.6 million in 2004.

During the first quarter of 2005, we downgraded several loans, resulting in the establishment of $1.5 million charge to provision expense. In addition, we charged our provision for $0.2 million in the first quarter of 2005 for a nonaccrual commercial loan due to the deterioration of collateral value. In the fourth quarter of 2005, we downgraded a $7.2 million construction loan relationship due to borrowings reaching the fully funded commitment prior to the completion of the construction project. We believe the loss exposure is approximately $1.7 million, which we charged to the provision for loan loss expense in the fourth quarter.

Combined 2004 Compared to 2003

The provision during 2004 is attributed to the deterioration in the quality of a few large loan relationships, requiring an additional charge to the provision for loan loss. Additionally, the increase in historical net charge-off loans had increased, warranting an increase in the allowance for loan losses through provision expense.

Our Predecessor encountered a decline in its loan portfolio during 2004. Loans for three real estate borrowers were classified as impaired and required a provision of $0.8 million. The commercial and agriculture portfolios had seven loans that were deemed impaired and required a provision of $1.7 million. Our Predecessor also increased its provision by $0.9 million for home equity credit loans and the estimated impact on the portfolio of rising interest rates. Our management deemed the allowance for loan losses as acquired from the Predecessor to be adequate and did not make additional adjustments during the period from July 17, 2004 through December 31, 2004. No loans had events during that period that required a change in loan quality classification.

We recorded a charge to earnings through the provision for loan losses of $4.7 million during 2004 and $0.9 million during 2003. We charged off net loan balances of $4.6 million in 2004 compared to $2.5 million in 2003. The increase in the provision for 2004 was due to an increase in loan net charge-offs in 2004. The net charge-offs in 2003 were $2.5 million, requiring a provision of $0.9 million in 2003 in order to establish an adequate reserve for allowance on loan losses at December 31, 2003. In 2004, we experienced deterioration in the quality of a few large loan balances late in 2004, requiring an additional charge to the provision for loan loss.

Noninterest Income

The following table presents our major categories of noninterest income:

	Year Ended December 31, 2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004	Combined Predecessor and Successor 2004	Year Ended December 31, 2003	2005 v 2004	2004 v 2003
	(In thousands)
Service charges and fees on deposit accounts	$5,701	$1,305	$1,707	$3,012	$3,157	$2,689	$(145)
Gain on sale of mortgages	1,316	—	—	—	—	1,316	—
Merchant income	524	278	221	499	578	25	(79)
ATM income	453	100	286	386	395	67	(9)
Other income	3,124	101	212	313	459	2,811	(146)

Total noninterest income	$11,118	$1,784	$2,426	$4,210	$4,589	$(379)	$(379)

2005 Compared to Combined 2004

Noninterest income increased to $11.1 million in 2005 from $4.2 million in 2004 for an increase of $6.9 million. The increase in 2005 is primarily related to the acquisition of Guaranty Bank. Noninterest income of $6.5 million, or 58.5% of the $11.1 million, is related to noninterest income from Guaranty Bank. Income from First MainStreet Insurance accounted for $0.8 million, or 7.3%, and trust income accounted for $0.4 million, or 3.8%, each relating to the acquisition of First MainStreet in the fourth quarter 2005. Partially offsetting this increase was the decline in service charges in 2005 associated with the increase in interest rates related to earnings credits for business accounts.

Combined 2004 Compared to 2003

In 2004, noninterest income decreased by $0.4 million, or 8.3%, from $4.6 million in 2003. The decrease in noninterest income is due primarily to a $0.2 million decrease in gain on sales of investment securities due to a one-time sale of stock in 2003. We also experienced a decrease in noninterest income of $0.1 million due to fewer insufficient fund charges in 2004 as compared to 2003.

Noninterest Expense

2005 Compared to Combined 2004

Total noninterest expense for 2005 was $92.8 million, representing an increase of $67.3 million from the 2004 combined total of $25.5 million. The primary cause of the increase is the inclusion of expenses from Guaranty in the 2005 balances. During 2005, we incurred $12.5 million of amortization expense related to core deposit intangible assets and noncompete agreements that resulted from the acquisition of Predecessor, Guaranty, First MainStreet and Foothills. We also incurred $10.5 million of costs associated with the acquisitions and the integration of the banks into our financial and operational systems. The following table presents the major categories of noninterest expense (dollars in thousands):

	Year Ended December 31, 2005	% of total
Salaries and employee benefits	$41,928	45.2%
Occupancy expense	6,918	7.5%
Furniture and equipment	3,792	4.1%
Amortization	12,458	13.4%
Professional services	5,195	5.6%
Merger, acquisition and transition	10,491	11.3%
Advertising and business development	2,502	2.7%
Technology and processing	2,448	2.6%
Delivery and postage	1,274	1.4%
Insurance, taxes and assessments	1,384	1.5%
Communications	905	1.0%
Office and operating supplies	1,061	1.1%
Loan related costs	1,189	1.3%
Other	1,304	1.4%

Total noninterest expense	$92,849	100.0%

Combined 2004 Compared to 2003

Noninterest expense increased by $3.4 million during 2004 to $25.5 million from $22.0 million in 2003. The primary cause of the increase in expenses was the purchase of our Predecessor. Salaries and employee benefits increased as a result of retention and executive bonuses offered in connection with the acquisition. Professional fees increased as a result of the acquisition, and the amortization expense increased primarily due to the core deposit intangible created by the purchase transaction. The following table presents, for the years indicated, the major categories of noninterest expense:

	Successor	Predecessor	Combined Predecessor and Successor	Predecessor	Change— Increase (Decrease)
	For the Period July 17, 2004 to December 31, 2004	For the Period January 1, 2004 to July 16, 2004	2004	Year Ended December 31, 2003	2004 v 2003
	(In thousands)
Salaries and employee benefits	$5,874	$6,104	$11,978	$11,447	$531
Occupancy and equipment	1,634	1,862	3,496	3,665	(169)
Data and item processing	552	676	1,228	1,239	(11)
Amortization	778	—	778	—	778
Postage and courier	190	223	413	418	(5)
Professional fees	22	3,469	3,491	1,226	2,265
ATM expenses	166	215	381	426	(45)
Administration	466	556	1,022	909	113
Examinations & assessments	74	90	164	175	(11)
Merchant expense	195	210	405	471	(66)
Loan related costs	397	356	753	671	82
Advertising and business development	242	268	510	615	(105)
Operating supplies	119	114	233	271	(38)
Director fees	139	190	329	184	145
Other	99	181	280	331	(51)

Total noninterest expense	$10,947	$14,514	$25,461	$22,048	$3,413

Income Taxes

2005 Compared to Combined 2004

We recorded tax provisions of $7.6 million in 2005 and $2.7 million in 2004. Our effective tax rates were 33.5% for 2005 and 50% for 2004. The 2005 effective rate was less than the statutory rate of 38% primarily due to tax-exempt interest income. Nondeductible expenses associated with the 2004 acquisitions were the primary cause of the 50% effective tax rate in 2004.

Combined 2004 Compared to 2003

We recorded tax provisions of $2.7 million in 2004 and $4.2 million in 2003. Our effective tax rates were 50% for 2004 and 38% for 2003. The increase in effective rate is primarily due to nondeductible acquisition expenses in 2004.

FINANCIAL CONDITION

The following table sets forth certain key consolidated balance sheet data:

	Year Ended December 31,
	Successor	Successor	Predecessor
	2005	2004	2003
	(Dollars in thousands)
Earning Assets	$2,232,818	$1,828,853	$661,067
Total Assets	2,980,757	2,399,201	708,677
Deposits	2,048,352	1,678,499	580,435

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated. We had no foreign loans or energy-related loans at December 31:

	Successor				Predecessor
	2005		2004		2003		2002		2001
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Real estate—mortgage	$934,044	46%	$719,943	43%	$343,965	54%	$310,528	46%	$182,635	30%
Real estate—construction	251,648	12	308,545	19	110,316	18	128,285	19	182,930	30
Commercial	724,929	35	458,171	28	68,867	11	91,320	14	87,111	14
Agricultural	71,707	3	62,199	4	71,384	11	95,729	14	113,256	18
Consumer	63,121	3	64,625	4	29,797	5	39,168	6	43,137	7
Leases receivable and other	27,004	1	28,505	2	4,138	1	5,843	1	6,510	1

Total gross loans	2,072,453	100%	1,641,988	100%	628,467	100%	670,873	100%	615,579	100%

Less: allowance for loan losses	(27,475)		(25,022)		(7,653)		(9,257)		(8,701)
Deferred loan fees	(4,860)		(167)		(1,002)		(988)		(1,036)

Net Loans	$2,040,118		$1,616,799		$619,812		$660,628		$605,842

Loans held for sale at lower of cost or market	$6,820		$7,301		$—		$—		$—

Our loan portfolio held for investment increased by $425.8 million, or 25.9%, from December 31, 2004 to $2.1 billion as of December 31, 2005. The acquisitions of First MainStreet and Foothills Bank accounted for $245.2 million and $90.8 million of the increase, respectively. Excluding loans acquired through acquisitions, the organic growth in the portfolio was $89.8 million, or 5.5%. In addition, we have $20.0 million of loans structured as a security and carried in the securities portfolio of the balance sheet.

Our loans held for sale portfolio decreased slightly from $7.3 million in 2004 to $6.8 million in 2005. Our portfolio of loans held for sale is made up of residential mortgage loans. The majority of this decrease is the result of increasing mortgage interest rates late in the fourth quarter of 2004 and throughout 2005. The increasing rate environment put downward pressure on the demand for residential mortgages, reducing residential mortgage originations.

Loan Maturities

The following table shows the amounts of loans outstanding at December 31, 2005, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans.

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(In thousands)
Real estate—mortgage	$431,835	$328,732	$174,053	$934,620	$117,568	$385,215
Real estate—construction	206,116	40,754	5,267	252,137	5,460	40,561
Commercial	378,280	218,076	123,165	719,521	111,238	230,003
Agricultural	37,337	24,677	9,693	71,707	12,328	22,042
Consumer	17,611	32,307	15,754	65,672	42,780	5,282
Lease receivable and other	4,782	5,158	18,856	28,796	3,777	20,238

Total	$1,075,961	$649,704	$346,788	$2,072,453	$293,151	$703,341

Nonperforming Assets and Potential Problem Loans

Credit risk related to nonperforming assets arises as a result of lending activities. To manage this risk, we employ frequent monitoring procedures, and take prompt corrective action when necessary. We employ a risk rating system that identifies the overall potential amount of risk associated with each loan in our loan portfolio. This monitoring and rating system is designed to help management determine current and potential problems so that corrective actions can be taken promptly.

Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and analysis of the borrower’s financial condition, that the collection of interest is doubtful.

	At December 31,
	Successor		Predecessor
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$29,608	$11,905	$15,338	$18,037	$12,104
Accruing loans past due 90 days or more	131	2,494	—	16	366

Total nonperforming loans (NPLs)	29,739	14,399	15,338	18,053	12,470
Other real estate owned	1,465	5,707	4,087	2,634	455

Total nonperforming assets (NPAs)	$31,204	$20,106	$19,425	$20,687	$12,925

Selected ratios:
NPLs to total loans held for investment	1.44%	0.88%	2.44%	2.69%	2.03%
NPAs to total assets	1.05%	0.84%	2.74%	2.77%	1.87%

Nonperforming assets increased $11.1 million from $20.1 million as of December 31, 2004 to $31.2 million as of December 31, 2005. Nonaccrual loan balances increased $17.7 million, while accruing loans past due 90 days or more decreased $2.4 million and other real estate owned decreased $4.2 million. Of the increase in nonaccrual loans, $7.2 million was due to a single loan relationship, where we believe the maximum loss exposure is approximately $1.7 million, which is fully reserved. In addition to this loan relationship, the increase in nonperforming loans in general was a result of the implementation of a standardized company-wide loan grading protocol and a more intensive third party loan review process. These changes were undertaken by us to identify loan problems on a more timely basis and address any deterioration in loan quality at an earlier stage.

Other real estate owned declined by $4.2 million to $1.5 million at December 31, 2005, from $5.7 million at December 31, 2004. The decrease in other real estate owned was due to the sale of several properties in 2005. Other real estate owned is subject to fluctuation that is influenced by the process of working out our existing nonaccrual loans.

Impaired loans

A loan is considered impaired when it is probable that we will be unable to collect principal and interest payments in accordance with the terms of the loan agreement. The acquired impaired loans are valued at the present value of expected cash flows at the date of acquisition. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs. Impaired loans that have been purchased or acquired in a transfer in fiscal years beginning after December 15, 2005 are considered impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at acquisition.

The following is a summary of information pertaining to impaired loans at December 31:

	2005 (Successor)	2004 (Successor)
	(Dollars in thousands)
Impaired loans with a valuation allowance	$44,267	27,970
Impaired loans without a valuation allowance	6,023	7,632

Total impaired loans	$50,290	35,602

Valuation allowance related to impaired loans	$10,360	9,290

Valuation Allowance as percent of impaired loans	20.6%	26.1%

Our impaired loans at December 31, 2005 increased by $14.7 million, or 41.3%, from December 31, 2004. The impaired loan balance was impacted by the changes impacting our nonperforming loans mentioned in the preceding section and what we perceive as a softening of certain sectors of the real estate market. We increased our allowance on impaired loans at December 31, 2005 by $1.1 million from 2004. The impaired loan loss allowance as a percentage of impaired loans at December 31, 2005 was 20.6% compared with 26.1% at December 31, 2004. While our impaired loans increased 41.3% from 2004, the allowance associated with impaired loans increased by 11.5%. The increase in impaired loans did not result in a proportional increase in our allowance due to the collateral position associated with the impaired loans. The impaired loan portfolio had a greater proportion of collateral value to loan value at December 31, 2005 over the comparable December 31, 2004 portfolio.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable loan losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a general allowance for probable losses on other loans. Impaired loans are discussed in the previous section.

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

For each general allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon three years of historical loss rates and adjusted for qualitative factors affecting loan portfolio collectibility as described above.

The specific allowance for impaired loans and the general allowance are combined to determine the required allowance for loan losses. The amount calculated is compared to the actual allowance for loan losses at each quarter end and any shortfall is covered by an additional provision for loan losses.

The table below summarizes loans held for investment, average loans held for investment, nonperforming loans and changes in the allowance for loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

	Successor	Successor	Predecessor
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Beginning balance	$25,022	$7,653	$9,257	$8,701	$6,422
Allowance acquired through acquisition	3,855	17,304	—	—	740
Unfunded commitment allowance (1)	(718)	—	—	—	—
Loan charge offs:
Real estate—mortgage	1,740	1,232	708	710	168
Real estate—construction	200	67	207	185	370
Commercial	2,848	2,413	975	1,500	1,980
Agricultural	35	709	810	1,083	102
Consumer	670	867	719	554	515
Lease receivable and other	48	23	182	167	—

Total loan charge offs	5,541	5,311	3,601	4,199	3,135

Recoveries:
Real estate—mortgage	188	36	78	271	83
Real estate—construction	135	9	194	11	56
Commercial	802	302	523	332	215
Agricultural	73	190	116	8	171
Consumer	133	126	166	149	222
Lease receivable and other	126	13	20	34	—

Total loan recoveries	1,457	676	1,097	805	747

Net loan charge-offs	4,084	4,635	2,504	3,394	2,388

Provision for the allowance for loan losses	3,400	4,700	900	3,950	3,927

Ending balance	$27,475	$25,022	$7,653	$9,257	$8,701

Loans held for investment	$2,067,593	$1,641,821	$627,465	$669,885	$614,543
Average loans held for investment	1,774,241	614,543	652,046	658,378	621,069
Non-performing loans	29,739	14,339	15,338	18,053	12,470
Selected ratios:
Net charge-offs to average loans held for investment	0.23%	0.76%	0.38%	0.52%	0.39%
Provision for the allowance for loans to average loans	0.19%	0.76%	0.14%	0.60%	0.63%
Allowance for loans to loans held for investment at end of period	1.33%	1.52%	1.22%	1.38%	1.41%
Allowance for loans to non-performing loans	92.39%	173.78%	49.90%	51.28%	69.78%

(1)	The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities at December 31, 2005.

The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

	At December 31,
	Successor				Predecessor
	2005		2004		2003		2002		2001
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage	$10,611	38.6%	$7,139	28.5%	$3,703	54.6%	$4,575	46.3%	$1,752	29.6%
Real estate—construction	1,928	7.0%	2,844	11.4%	1,012	17.6%	1,208	19.1%	1,272	29.7%
Commercial	9,115	33.2%	6,185	24.7%	1,635	11.0%	1,550	13.6%	1,763	14.2%
Agricultural	477	1.7%	1,463	5.8%	385	11.4%	580	14.3%	1,393	18.4%
Consumer	721	2.6%	1,458	5.8%	549	4.7%	748	5.8%	1,180	7.0%
Leases receivable and other	8	0.0%	137	0.5%	41	0.7%	49	0.9%	109	1.1%
General valuation (a)	4,615	16.9%	5,796	23.3%	328	0.0%	547	0.0%	1,232	0.0%

Total	$27,475	100.0%	$25,022	100.0%	$7,653	100.0%	$9,257	100.0%	$8,701	100.0%

(a)	Represents our estimate of risk of probable loss associated with general economic conditions and portfolio concentrations that are not directly correlated to a specific loan classification

Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at December 31, 2005, 2004 and 2003 was as follows:

	At December 31,
	Successor		Predecessor
	2005	2004	2003
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$13,076	$38,170	$—
U.S. Government agencies	5,367	8,479	11,295
Obligations of states and political subdivisions	72,893	34,321	475
Mortgage backed securities	50,043	43,713	15,976
Marketable equity securities	1,702	1,004	1,000

Total securities available-for-sale	$143,081	$125,687	$28,746

Securities held-to-maturity:
Mortgage-backed securities	$5,798	$640	$1,089

Bank stocks, at cost	$26,874	$12,770	$3,753

The carrying value of our investment securities at December 31, 2005 totaled $175.8 million compared to $139.1 million at December 31, 2004, and $33.6 million at December 31, 2003. We restructured the makeup of our investment portfolio during the first six months of 2005 away from lower yielding securities to somewhat higher yielding securities with acceptable risk profiles. This restructuring accounts for the majority of the changes in the carrying values from December 31, 2004 to December 31, 2005. The acquisitions of First Mainstreet and Foothills during 2005 contributed to the $36.7 million increase to the portfolio from 2004 to 2005. First Mainstreet accounted for $37.2 million and Foothills accounted for $3.2 million of the increase from 2004 to 2005. This increase was offset by maturities of U.S. government treasury and agency securities that were not replaced. We had $20.0 million of loans structured as an investment security and carried as an obligation of states and political subdivisions at December 31, 2005. The acquisition of Guaranty accounted for $102.7 million of the $105.5 million increase from 2003 to 2004.

The following table shows the maturities of investment securities at December 31, 2005, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	At December 31, 2005
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$13,076	2.96%	$—	0.00%	$—	0.00%	$—	0.00%
U.S. Government agencies	2,991	3.84%	2,376	4.56%	—	0.00%	—	0.00%
Obligations of states and political subdivisions	2,779	3.84%	38,400	4.99%	13,227	4.04%	18,487	5.95%
Mortgage backed securities	—	0.00%	1,804	4.41%	21,985	4.71%	26,254	4.33%
Marketable equity securities	—	0.00%	694	4.65%	—	0.00%	1,008	5.59%

Total securities available-for-sale	$18,846	3.23%	$43,274	4.94%	$35,212	4.46%	$45,749	5.01%

Securities held-to-maturity:
Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$5,798	5.18%

At December 31, 2005 we held $26.9 million of other securities consisting of equity securities with no maturity date, which are not reflected in the above schedule.

Deposits

Total deposits were $2.0 billion at December 31, 2005 and $1.7 billion at December 31, 2004. Excluding the $1.2 billion of deposits at subsidiary banks we acquired from Guaranty, total deposits as of December 31, 2004 were $0.5 billion. At December 31, 2003, total deposits were $580.4 million. Deposits acquired during the fourth quarter of 2005 from the acquisitions of First MainStreet and Foothills were $332.8 million and $114.2 million, respectively. These increases were offset by a decline in organic deposits of $77.1 million. The decline in organic deposits was due primarily to the overall reduction in certificates of deposit and a decline in money market account balances, in each case due to our strategy to reposition our interest-bearing deposits.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	At December 31,
	Successor		Combined Predecessor and Successor		Predecessor
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing demand	$122,967	0.35%	$49,068	0.25%	$43,788	0.35%
Money market	535,974	1.89%	118,677	1.07%	115,349	1.48%
Savings	85,539	0.73%	26,283	0.49%	24,532	0.62%
Time	501,564	2.73%	282,774	2.28%	353,580	3.50%
Noninterest bearing deposits	503,868	0.00%	92,525	0.00%	75,008	0.00%

Totals	$1,749,912	2.00%	$569,327	1.67%	$612,257	2.68%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2005 and December 31, 2004.

	At December 31,
	2005	2004
	(In thousands)
Due in three months or less	$169,729	$203,806
Due in three months through six months	79,289	48,426
Due in over six months through twelve months	91,578	60,430
Due in over twelve months	30,203	29,290

Total	$370,799	$341,952

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated. Our acquisitions were the primary driver in the 2004 to 2005 change of deposit mix.

	At December 31,
	Successor		Combined Predecessor and Successor		Predecessor
	2005		2004		2003
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Interest bearing demand	$122,967	7.03%	$49,068	8.62%	$43,788	7.15%
Money market	535,974	30.63%	118,677	20.85%	115,349	18.84%
Savings	85,539	4.89%	26,283	4.62%	24,532	4.01%
Time	501,564	28.66%	282,774	49.67%	353,580	57.75%
Noninterest bearing deposits	503,868	28.79%	92,525	16.25%	75,008	12.25%

Total	$1,749,912	100.00%	$569,327	100.00%	$612,257	100.00%

Borrowings

Subordinated Debentures and Trust Preferred Securities

In September 2000, our Predecessor formed CenBank Statutory Trust I and completed an offering of $10.0 million 10.6% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Subordinated Debentures issued by our predecessor. Interest paid on the 10.6% Debentures will be distributed to the holders of the 10.6% Preferred Securities. Distributions payable on the 10.6% Preferred Securities are recorded as interest expense in the consolidated statements of income. These 10.6% Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. The 10.6% Preferred Securities are subject to mandatory redemption upon repayment of the 10.6% Debentures. We have the right, subject to events of default, to defer payments of interest on the 10.6% Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the 10.6% Debentures. The 10.6% Debentures mature on September 7, 2030, which may be shortened by us to not earlier than September 7, 2010, if certain conditions are met, or at anytime upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.6% Debentures or the 10.6% Preferred Securities.

In February 2001, our Predecessor formed CenBank Statutory Trust II and completed an offering of $5.0 million 10.2% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Predecessor and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Subordinated Debentures issued by our predecessor. Interest paid on the 10.2% Debentures will be distributed to the holders of the 10.2% Preferred Securities. Terms and conditions of the 10.2% Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The 10.2% Debentures mature on February 22, 2031, which may be shortened by us to not earlier than February 22, 2011, if certain conditions are met, or at anytime upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.2% Debentures or the 10.2% Preferred Securities.

In April 2004, our Predecessor formed CenBank Statutory Trust III and completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Predecessor and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Subordinated Debentures issued by our predecessor. Interest paid on the floating rate Debentures will be distributed to the holders of the floating rate Preferred Securities. Terms and conditions of the floating rate Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The floating rate Debentures mature on April 15, 2034, which may be shortened by us to not earlier than April 15, 2009, if certain conditions are met, or at anytime upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the floating rate Debentures or the floating rate Preferred Securities.

In June 2003, Guaranty Corporation formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Guaranty and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued by Guaranty. We assumed Guaranty’s obligations relating to such securities upon our acquisition of Guaranty. Interest paid on the debt securities will be distributed to the holders of the Preferred Securities. We have the right, subject to events of default, to defer payments of interest on the subordinated debt securities at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the subordinated debt securities. The subordinated debt securities mature on July 7, 2033, which may be shortened by us to not earlier than July 7, 2008, if certain conditions are met, or at anytime upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trust, the subordinated debt securities or the trust preferred securities.

For financial reporting purposes, the trusts were treated as our non-banking subsidiaries and consolidated in the consolidated financial statements prior to December 31, 2003. Since our adoption of FIN 46R on December 31, 2003, the trusts are treated as investments and not consolidated in the consolidated financial statements. Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the securities issued by the trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2005, all of the $40.0 million of the trusts’ securities outstanding qualified as Tier 1 capital.

In March 2005, the Federal Reserve Board issued a final rule that continues to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

Other Borrowings

We have a revolving line of credit and several term notes with the Federal Home Loan Bank. At December 31, 2005, we had $106.1 million and $15.0 million, respectively. The maximum credit allowance for total borrowings includes term notes and the line of credit. The maximum credit allowance is $324.3 million at December 31, 2005. The interest rate on the line of credit varies daily with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement, as amended, with U.S. Bank National Association that contains certain financial covenants, including maintaining a minimum return on average assets, not exceeding a maximum nonperforming assets to total loans ratio, loan loss reserve requirements, and maintaining regulatory capital ratios that permit the Company to qualify as well-capitalized. As of December 31, 2005, we had an outstanding balance of $7.8 million and were in compliance with all debt covenants, as amended. The line of credit has a variable rate based on the federal funds rate. The interest rate at December 31, 2005 was 5.7%. The line of credit is secured by the stock of Guaranty Bank. U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

CAPITAL

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

	Actual as of December 31, 2005	Minimum Capital Requirement	Minimum Requirement for “Well- Capitalized” Institution
Leverage Ratio
Consolidated Centennial Bank Holdings, Inc.	7.97%	4.0%	N/	A
Guaranty Bank & Trust Company	8.15%	4.0%	5.0%
Centennial Bank of the West	8.24%	4.0%	5.0%
Collegiate Peaks Bank	9.72%	4.0%	5.0%

Tier 1 Risk-Based Capital Ratio
Consolidated Centennial Bank Holdings, Inc.	8.83%	4.0%	6.0%
Guaranty Bank & Trust Company	8.81%	4.0%	6.0%
Centennial Bank of the West	9.19%	4.0%	6.0%
Collegiate Peaks Bank	13.87%	4.0%	6.0%

Total Risk-Based Capital Ratio
Consolidated Centennial Bank Holdings, Inc.	10.08%	8.0%	10.0%
Guaranty Bank & Trust Company	10.06%	8.0%	10.0%
Centennial Bank of the West	10.44%	8.0%	10.0%
Collegiate Peaks Bank	15.07%	8.0%	10.0%

LIQUIDITY

Based on our existing business plan, we believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

We rely on dividends from our subsidiary banks as a primary source of liquidity for the holding company. We plan to continue to utilize the available dividends from the banks for holding company operations, subject to regulatory and other restrictions. In general, the banks are able to dividend earnings to the holding company, subject to the banks maintaining a well-capitalized ratio. We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

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

Liquid assets represented approximately 8.1% of total assets at December 31, 2005. We believe that if the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank, could be employed to meet those current and presently anticipated funding needs.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES, AND CONTRACTUAL OBLIGATIONS

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2005:

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Contractual Obligations
Subordinated Debentures	$41,275	$—	$—	$—	$41,275
Treasury Tax and Loan note	1,275	1,275	—	—	—
U.S. Bank Line of Credit	7,808	7,808	—	—	—
Federal Home Loan Bank Obligations	121,115	111,447	2,131	3,935	3,602
Operating Lease Obligations	24,731	2,844	5,796	4,774	11,317
Purchase Obligations	8,053	2,938	3,402	1,713	—

Totals	$204,257	$126,312	$11,329	$10,422	$56,194

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of credit-related commitments, of which only a portion are expected to be funded.

The following table sets forth our significant commitments at December 31, 2005:

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Commitments
Commitments to extend credit	$634,737	$418,384	$167,587	$40,841	$7,925
Standby letters of credit	37,952	29,269	8,574	109	—
Commercial letters of credit	472	472	—	—	—

Totals	$673,161	$448,125	$176,161	$40,950	$7,925

For further information on off-balance sheet arrangements, see Note 16 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Asset Liability Management Committee, or ALCO, addresses interest rate risk. The committee is comprised of members of our senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

Gap Analysis

A traditional measure of a financial institution’s interest rate risk is the static gap analysis. Traditional gap analysis calculates the dollar amount of mismatches between assets and liabilities, at certain time periods, whose interest rates are subject to repricing at their contractual maturity date or repricing period. A static gap is the difference between the amount of assets and liabilities that are expected to mature or re-price within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At December 31, 2005, we had a negative gap of $13.7 million, or (0.5)% of our total assets, that would be subject to re-pricing within one year, with a total positive gap of $580.1 million, or 19.5% of our total assets. The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of December 31, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date:

	Less than 3 months	3 months to 1 year	1 to 5 years	Over 5 years	Non-rate sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$10,127	$—	$—	$—	$—	$10,127
Investment securities	24,339	29,133	28,556	66,851	26,874	175,753
Loans, gross	1,242,738	252,309	450,155	109,316	19,895	2,074,413
All other assets	46,433	10,490	16,275	7,696	639,570	720,464

Totals	$1,323,637	$291,932	$494,986	$183,863	$686,339	$2,980,757

Deposits	$1,063,257	$325,101	$66,183	$—	$593,811	$2,048,352
Assets under repurchase agreements and federal funds purchases	29,076	—	—	—	—	29,076
Borrowings	130,198	—	—	—	—	130,198
Subordinated debentures	—	25,764	—	15,511	—	41,275
All other liabilities	49,181	6,643	3,400	—	73,884	133,108
Stockholders’ equity	—	—	—	—	598,748	598,748

Totals	$1,271,712	$357,508	$69,583	$15,511	$1,266,443	$2,980,757

Period gap	51,925	(65,576)	425,403	168,352	(580,104)
Cumulative gap	51,925	(13,651)	411,752	580,104
Cumulative rate sensitive gap %	1.7%	-0.5%	13.8%	19.5%

At December 31, 2005, we had approximately $1.616 billion in assets and $1.629 billion in liabilities repricing within one year, with our rate sensitive liabilities exceeding our risk sensitive assets by $13.7 million. This means that $13.7 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). This analysis indicates that at December 31, 2005, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificate of deposit.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally re-price along with a movement in market rates, while nonterm deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we have experienced higher net interest income when rates rise, and lower net interest income when rates fall, in contrast to what is indicated by the gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Centennial Bank Holdings, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	57

Independent Auditors’ Report	58

Consolidated Balance Sheets at December 31, 2005 and 2004	59

Consolidated Statements of Income, Year Ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)	60

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Year Ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)	61

Consolidated Statements of Cash Flows, Year Ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)	62

Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Centennial Bank Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Centennial Bank Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 and the periods July 17, 2004 to December 31, 2004 (Successor) and January 1, 2004 to July 16, 2004 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Bank Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the periods July 17, 2004 to December 31, 2004 (Successor), and January 1, 2004 to July 16, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 24, 2006

Independent Auditors’ Report*

Board of Directors

Centennial Bank Holdings, Inc.

Ft. Collins, Colorado

We have audited the accompanying consolidated balance sheets of Centennial Bank Holdings, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial Bank Holdings, Inc. and subsidiaries at December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    FORTNER, BAYENS, LEVKULICH CO., P.C.

Denver, Colorado

February 5, 2004

*	The consolidated financial statements with respect to the year ended December 31, 2002 are not required to be presented in this Annual Report on Form 10-K.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
	(In thousands)
Assets
Cash and due from banks	$88,815	53,256
Interest bearing deposits at banks	37	14,671
Federal funds sold	10,090	23,000

Cash and cash equivalents	98,942	90,927

Time deposits with banks	—	5,000
Securities available for sale, at fair value	143,081	125,687
Securities held to maturity (fair value of $5,686 and $645 at December 31, 2005 and 2004)	5,798	640
Bank stocks, at cost	26,874	12,770
Other investments	—	1,405

Total investments	175,753	145,502

Loans held for sale	6,820	7,301
Loans, net of unearned discount	2,067,593	1,641,821
Less allowance for loan losses	(27,475)	(25,022)

Net loans	2,046,938	1,624,100

Premises and equipment, net	73,429	44,921
Goodwill	392,507	328,185
Other intangible assets, net	54,922	53,360
Other assets	39,996	22,564
Assets held for sale	98,270	89,642

Total assets	$2,980,757	2,399,201

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$593,811	477,999
Interest-bearing demand	722,030	581,580
Savings	99,496	81,725
Time	633,015	537,739

Total deposits	2,048,352	1,678,499
Securities sold under agreements to repurchase and federal fund purchases	44,399	27,492
Borrowings	130,198	39,770
Subordinated debentures	41,275	42,079
Interest payable and other liabilities	37,368	24,739
Liabilities associated with assets held for sale	80,417	71,208

Total liabilities	2,382,009	1,883,787

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 63,159,692 shares issued, 60,403,764 shares outstanding at December 31, 2005 (includes 1,278,631 shares of unvested restricted stock); 52,333,334 shares issued and outstanding at December 31, 2004	63	52
Additional paid-in capital	612,089	511,588
Retained earnings	18,478	3,796
Accumulated other comprehensive income (loss)	93	(22)
Treasury Stock, 2,755,928 common shares, at cost	(31,975)	—

Total stockholders’ equity	598,748	515,414

Total liabilities and stockholders’ equity	$2,980,757	2,399,201

See accompanying notes to consolidated financial statements.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Year ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and Year Ended December 31, 2003 (Predecessor)

	Year Ended December 31, 2005 (Successor)	July 17, 2004 to December 31, 2004 (Successor)	January 1, 2004 to July 16, 2004 (Predecessor)	Year Ended December 31, 2003 (Predecessor)
	(In thousands, except per share data)
Interest income:
Loans, including fees	$132,245	18,320	22,260	45,173
Investment securities:
Taxable	2,955	453	508	858
Tax-exempt	2,708	6	10	53
Dividends	1,076	126	130	—
Federal funds sold and other	579	147	4	16

Total interest income	139,563	19,052	22,912	46,100

Interest expense:
Deposits	24,873	2,642	5,340	14,380
Federal funds purchased and repurchase agreements	991	155	50	505
Subordinated debentures	2,515	710	1,054	1,619
Borrowings	3,316	255	353	101

Total interest expense	31,695	3,792	6,797	16,605

Net interest income	107,868	15,290	16,115	29,495
Provision for loan losses	3,400	—	4,700	900

Net interest income, after provision for loan losses	104,468	15,290	11,415	28,595
Noninterest income:
Customer service and other fees	9,291	1,314	1,698	3,157
Gain (loss) on sale of securities	(7)	36	(66)	152
Other	1,834	434	794	1,280

Total noninterest income	11,118	1,784	2,426	4,589
Noninterest expense:
Salaries and employee benefits	41,928	5,375	6,604	11,447
Occupancy expense	6,918	1,101	1,200	2,137
Furniture and equipment	3,792	533	662	1,528
Amortization of intangible assets	12,458	—	—	—
Merger, acquisition and transition expenses	10,491	—	—	—
Other general and administrative	17,262	3,938	6,048	6,936

Total noninterest expense	92,849	10,947	14,514	22,048

Income (loss) before income taxes	22,737	6,127	(673)	11,136
Income tax expense	7,618	2,331	411	4,231

Income (loss) from continuing operations	15,119	3,796	(1,084)	6,905
Loss on disposition of discontinued operations, net of tax	(1,542)	—	—	—
Income from discontinued operations, net of tax	1,105	—	—	—

Net income (loss)	$14,682	3,796	(1,084)	6,905

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.28	$0.20	$(0.70)	$4.45
Loss from discontinued operations, net of tax	(0.01)	—	—	—
Net income (loss)	0.27	0.20	(0.70)	4.45
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.28	$0.20	$(0.70)	$4.37
Loss from discontinued operations, net of tax	(0.01)	—	—	—
Net income (loss)	0.27	0.20	(0.70)	4.37
Dividends declared per share	—	—	—	2.39

See accompanying notes to consolidated financial statements.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Year Ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Totals
	(In thousands, except share data)
Predecessor:
Balance, December 31, 2002	1,572,146	$1	$26,728	$30,429	$158	$—	$57,316
Comprehensive income (loss):
Net income	—	—	—	6,905	—	—	6,905
Change in net unrealized loss on securities available for sale	—	—	—	—	(79)	—	(79)

Total comprehensive income							6,826
Dividends on common stock	—	—	—	(3,106)	—	—	(3,106)
Repurchase of common stock	(55,530)	—	(3,700)	—	—	—	(3,700)
Issuance of common stock	29,332	—	1,689	—	—	—	1,689
Tax effect of stock options exercised	—	—	64	—	—	—	64

Balance, December 31, 2003	1,545,948	1	24,781	34,228	79	—	59,089
Comprehensive loss:
Net loss	—	—	—	(1,084)	—	—	(1,084)
Change in net unrealized loss on securities available for sale	—	—	—	—	(66)	—	(66)

Total comprehensive loss							(1,150)
Repurchase of common stock	—	—	(2,716)	—	—	—	(2,716)
Issuance of common stock	11,620	—	2,186	—	—	—	2,186
Tax effect of stock options exercised	—	—	480	—	—	—	480

Balance, July 16, 2004	1,557,568	$1	$24,731	$33,144	$13	$—	$57,889

Successor:
Comprehensive income (loss):
Net income	—	$—	$—	$3,796	$—	$—	$3,796
Change in net unrealized loss on securities available for sale	—	—	—	—	(22)	—	(22)
Total comprehensive income							3,774
Issuance of common stock	52,333,334	52	511,588	—	—	—	511,640

Balance, December 31, 2004	52,333,334	52	511,588	3,796	(22)	—	515,414
Comprehensive income (loss):
Net income	—	—	—	14,682	—	—	14,682
Change in net unrealized loss on securities available for sale	—	—	—	—	115	—	115

Total comprehensive income							14,797
Stock compensation awards, net	1,278,631	1	(1)	—	—	—	—
Earned stock award compensation	—	—	800	—	—	—	800
Repurchase of common stock	(2,725,928)	—	—	—	—	(31,975)	(31,975)
Issuance of common stock	9,517,727	10	99,926	—	—		99,936
Costs associated with issuance of common stock	—	—	(504)	—	—	—	(504)
Tax effect of stock options exercised	—	—	280	—	—	—	280

Balance, December 31, 2005	60,403,764	$63	$612,089	$18,478	$93	$(31,975)	$598,748

See accompanying notes to consolidated financial statements.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year Ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	July 17, 2004 to December 31, 2004	January 1, 2004 to July 16, 2004	Year ended December 31, 2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,682	$3,796	$(1,084)	$6,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,484	—	4,700	900
Stock compensation	800	—	—	—
Depreciation and amortization	17,620	823	600	1,317
(Gain) loss on sale of securities	7	(36)	66	(152)
Gain on sale of loans	(1,323)	—	—	—
(Gain) loss on sale of real estate owned and assets	(441)	(8)	(33)	22
Real estate valuation adjustments	567	—	—	—
Loss on dispositions	1,542	—	—	—
Other	283	(30)	(78)	(45)
Deferred income tax	(3,751)	1,606	(1,616)	458
Proceeds from sales of loans held for sale	95,462	—	—	—
Originations of loans held for sale	(93,658)	—	—	—
Net change in:
Accrued interest receivable and other assets	(24,176)	1,757	(991)	1,887
Accrued interest payable and other liabilities	10,042	(998)	1,675	(936)

Net cash provided by operating activities	21,140	6,910	3,239	10,356

Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	36,075	(386,383)	—	—
Activity in available-for-sale securities:
Maturities, prepayments, and calls	219,330	42,202	151,089	59,786
Purchases	(172,942)	(43,487)	(153,116)	(67,895)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	254	250	174	14
Purchases	(1,155)	—	—	(1,107)
Loan originations and principal collections, net	(95,140)	10,695	12,676	32,435
Proceeds from sales of foreclosed assets	7,247	1,014	4,260	5,993
Proceeds from sales of premises and equipment	1,964	—	172	81
Additions to premises and equipment	(9,261)	(184)	(187)	(247)

Net cash provided (used) by investing activities	(13,628)	(375,893)	15,068	29,060

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

Year Ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor), the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)

	(Successor)		(Predecessor)
	Year Ended December 31, 2005	July 17, 2004 to December 31, 2004	January 1, 2004 to July 16, 2004	Year ended December 31, 2003
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in deposits	(68,535)	(83,918)	(16,986)	(59,095)
Net change in short-term borrowings	84,506	13,278	(21,570)	27,839
Proceeds from issuance of debt	—	—	4,200	3,100
Repayment of long-term debt	(659)	(213)	(241)	(6,053)
Net change in federal funds purchased and repurchase agreements	17,415	19,123	(2,976)	(2,461)
Proceeds from sale of common stock	—	511,640	2,186	1,689
Repurchase of common stock	(31,720)	—	(2,716)	(3,700)
Costs associated with issuance of common stock	(504)
Dividends paid on common stock	—	—	—	(3,106)
Issuance of subordinated debentures	—	—	15,464	—
Repayment of subordinated debentures	—	—	—	(1,100)

Net cash provided (used) by financing activities	503	459,910	(22,639)	(42,887)

Net change in cash and cash equivalents	8,015	90,927	(4,332)	(3,471)
Cash and cash equivalents, beginning of period	90,927	—	23,731	27,202

Cash and cash equivalents, end of period	$98,942	$90,927	$19,399	$23,731

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$34,609	$3,631	$7,034	$17,103
Income taxes paid	11,505	1,436	664	3,632
Supplemental disclosure of noncash activities:
Stock issued for acquisitions	99,936	—	—	—
Loans transferred to other real estate owned	2,547	2,007	1,859	7,481

See accompanying notes to consolidated financial statements.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Operations

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2005, those subsidiaries were Guaranty Bank and Trust Company, Centennial Bank of the West, Collegiate Peaks Bank, which was held for sale as of December 31, 2005, and First MainStreet Insurance, Ltd, which we sometimes refer to as Guaranty Bank, CBW, Collegiate Peaks and First MainStreet Insurance, respectively. Reference to “Banks” means Guaranty Bank and CBW, “we” or “Company” means the Company on a consolidated basis with the Banks, Collegiate Peaks and First MainStreet Insurance. Reference to “Centennial” or to the holding company, we are referring to the parent company on a standalone basis.

The Banks are full-service community banks offering an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans, real estate loans, including construction loans and mortgage loans, Small Business Administration guaranteed loans and consumer loans. Centennial Bank of the West also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

On July 16, 2004, Centennial Bank Holdings, Inc. and its wholly owned subsidiary, Centennial Bank of the West (Predecessor), was acquired by Centennial C Corp (CCC) in a cash purchase funded by the proceeds of CCC’s sale of 18,500,000 shares of its common stock. Centennial Bank Holdings, Inc. was then merged with and into CCC, which then changed its name to Centennial Bank Holdings, Inc. (Successor). On December 31, 2004, Centennial Bank Holdings, Inc. acquired Guaranty Corporation. Guaranty Corporation’s subsidiaries included Guaranty Bank and Trust Company, First National Bank of Strasburg and Collegiate Peaks Bank. On April 14, 2005, First National Bank of Strasburg was merged into Guaranty Bank. The acquisitions, as well as our acquisitions in 2005 (see Note 3), were recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

For presentation purposes, consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows are presented for the year ended December 31, 2005 and the period July 17, 2004 to December 31, 2004 (Successor), and the period January 1, 2004 to July 16, 2004 and the year ended December 31, 2003 (Predecessor). The consolidated balance sheet as of December 31, 2004 (Successor) includes the accounts of Guaranty Corporation and subsidiaries. The results of operations for 2004 and 2003 do not include Guaranty Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, deferred tax assets and liabilities, goodwill and other intangible assets.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash, balances due from banks and federal funds sold that have an original maturity of three months or less.

(c) Securities

We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

(d) Loans Held for Sale

Loans originated without the intent to hold to maturity are classified as held for sale. Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires discounts or premiums on loans held for sale be deferred until the related loan is sold. Loans held for sale consist of mortgage loans originated and are secured by residential real estate. Loans held for sale are sold with servicing rights.

Loans are considered sold when the Company surrenders control over the transferred assets to the purchaser, with standard representations and warranties. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the cost basis of the assets sold, the estimated fair value of any assets or liabilities that are newly created as a result of the transaction, and the proceeds from the sale. Losses related to asset quality are recorded against the allowance for valuation losses at the time the loss is probable and quantifiable.

SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, requires best effort and mandatory commitments associated with mortgage loan origination activities to be recorded at fair value in the consolidated balance sheets. To hedge against the changes in the fair value of mortgage loans, the Company enters into best effort commitments to deliver mortgage loans, which locks the price at which the loans will be sold in the secondary market. We conducted an analysis to determine the fair value of these derivative instruments. The loan commitments to lend of $6.0 million and $10.8 million at December 31, 2005 and 2004 that were within the scope of FAS No. 133 resulted in derivative instruments with a fair value that was insignificant to the consolidated financial statements. The loan commitments to sell of $12.9 million and $18.1 million at December 31, 2005 and 2004 resulted in derivative instruments with a fair value that was insignificant to the consolidated financial statements.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e) Loans

The Company grants real estate, commercial, agricultural and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout Colorado. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions of Colorado, among other factors.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loans purchased and loans acquired in business combinations that have evidence of credit deterioration are recorded at the present value of expected amounts of principal and interest to be received, i.e., fair value. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to accrual basis of accounting. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(f) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and at December 31, 2005 the reserve for unfunded loan commitments is included within interest payable and other liabilities.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

An allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions that may affect the borrowers’ ability to pay, and the underlying collateral value of the loans. Loans that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The required allowance for impaired loans is measured on a loan by loan basis for commercial, real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the reserve for unfunded loan commitments. These agencies may require the Company to recognize additions to the allowance and/or the reserve based on their judgments related to information available to them at the time of their examinations.

(g) Other Real Estate Owned and Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost basis or fair value at the date of foreclosure, less estimated costs of disposition. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the assets to be acquired by a charge to the allowance for loan losses, if necessary. Subsequent to foreclosure, management periodically performs analysis of fair value and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses of such assets, changes in the value of the assets, and gain and losses on their disposition are included in noninterest expense.

(h) Premises and Equipment

Land is carried at cost. Buildings, equipment and software are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term. Buildings and leasehold improvements carry an estimated useful life of five to forty years and equipment and software carry an estimated useful life of one to fifteen years. Repairs and maintenance are charged to operations as incurred.

(i) Stock Incentive Plan

The Company’s stockholders approved an equity-based compensation plan in June 2005, which is described in Note 18. The Company accounts for the equity-based compensation using the provisions of SFAS No. 123R, Share-Based Payment. The Company recognizes services received in a share-based payment transaction as services are received. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company recognized $800,000 in compensation expense for services rendered for the year ended December 31, 2005. The Company had no equity-based awards for the period from July 17, 2004 through December 31, 2004.

Prior to the adoption of SFAS No. 123R in 2005, our Predecessor accounted for employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Our Predecessor granted employee stock options at exercise prices equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time resulting in no employee stock option expense reflected in net income.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Accordingly, the application of APB No. 25 generally resulted in no stock option expense. Compensation expense for the period January 1, 2004 to July 16, 2004 and the year ended December 31, 2003 (Predecessor) for option grants assuming the fair value method prescribed by SFAS No. 123 was used, is insignificant to the consolidated financial statements.

(j) Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Recognition of deferred tax assets is based on management’s belief that the benefit related to certain temporary differences, tax operating loss carryforwards, and tax credits are more likely than not to be realized. A valuation allowance is recorded for the amount of the deferred tax items for which it is more likely than not that tax benefits will not be realized.

(k) Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is our only intangible asset with an indefinite life. To accomplish the annual impairment analysis of goodwill, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We have identified one significant reporting unit – banking operations. We have a second reporting unit, First MainStreet Insurance, which is reported at its estimated fair value based on its October 1, 2005 acquisition value. We determined the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our impairment analysis indicated that there was no impairment in our goodwill.

Core deposit intangible assets, which we refer to as CDI, and other definite-lived intangible assets are recognized apart from goodwill at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 years to 15 years. The other definite-lived intangible assets are amortized over their useful lives that range from 1 year to 7 years.

(l) Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, and definite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell. Assets to be disposed are separately presented in the balance sheet and reported at the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

lower of the carrying value or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The gain or loss and income from a disposal group are recorded as discontinued operations on the statement of income.

(m) Segments of an Enterprise and Related Information

The Company operates as one segment. The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented in this report. The Company has four active operating subsidiaries, Centennial Bank of the West, Guaranty Bank and Trust Company, Collegiate Peaks Bank and First MainStreet Insurance. The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in determining its reportable segments and related disclosures. We have determined that banking is our one reportable business segment. The Company’s nonbanking subsidiary does not meet the 10% threshold for disclosure under SFAS No. 131.

(n) Earnings (loss) per Common Share

Basic earnings per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued. Dilutive common shares that may be issued by the Company relate to unvested common shares subject to a service condition for the year ended December 31, 2005, and outstanding stock options that are determined using the treasury stock method for the year period January 1, 2004 to July 16, 2004 and year ended December 31, 2003. Earnings (loss) per common share have been computed based on the following:

	Year Ended December 31, 2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004		Year Ended December 31, 2003
	(Successor)		(Predecessor)
Average common shares outstanding	54,222,327	19,199,601	1,554,873		1,550,457
Effect of dilutive unvested stock grants	72,756	—	—		—
Effect of dilutive options	—	—	—	(1)	29,629

Average shares outstanding to calculate diluted earnings per common share	54,295,083	19,199,601	1,554,873		1,580,086

(1)	Impact of options is antidilutive due to the net loss for the period.

(o) Reclassifications

Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation.

(p) Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), replaces APB No. 20, Accounting Changes” and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for us for accounting changes and corrections of errors beginning January 1, 2006.

(q) Comprehensive Income (Loss)

Accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Following are the components of other comprehensive income (loss) and related tax effects for the periods indicated (in thousands):

	Year Ended December 31, 2005 (Successor)	July 17, 2004 to December 31, 2004 (Successor)	January 1, 2004 to July 16, 2004 (Predecessor)	Year Ended December 31, 2003 (Predecessor)
Holding gains (losses) on available for sale securities	$149	1	(171)	27
Reclassification adjustment for gains and losses realized in income	2	(36)	66	(152)

Net unrealized gains (losses)	151	(35)	(105)	(125)

Tax effect	(58)	13	39	46

Net unrealized gains (losses), net of tax	$93	(22)	(66)	(79)

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(3) Acquisitions

On July 16, 2004, CCC acquired 100% of the stock of Centennial Bank Holdings, Inc. and its wholly-owned subsidiary, Centennial Bank of the West (Predecessor), in a cash acquisition funded by CCC’s sale of its common stock. Centennial Bank Holdings, Inc. was then merged with and into CCC, which then changed its name to Centennial Bank Holdings, Inc. (Successor). On December 31, 2004, the Company acquired the stock of Guaranty Corporation. On October 1, 2005, the Company issued 9,517,727 shares of common stock, valued at $99,432,000, to acquire 100% of the stock of First MainStreet Financial, Ltd. (“FMS”). The value of the shares issued was determined based on Company equity transactions in proximity to the negotiations to purchase FMS and the signing of the related definitive purchase agreement. On November 1, 2005, the Company purchased the stock of Foothills Bank. These acquisitions were recorded using the purchase method of accounting, and accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates. For these acquisitions, the Company has allocated the purchase price based on the estimated fair values of the tangible and intangible assets and liabilities acquired. The purchase price allocations for Foothills Bank and FMS are based on estimates and are subject to change as more information becomes available after final analysis of the fair values of both tangible and intangible assets acquired and liabilities assumed are completed. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired for each acquisition.

	Foothills Bank	First MainStreet Financial, Ltd.	Guaranty Corporation	Centennial Bank of the West
	November 2005	October 2005	December 2004	July 2004
	(In thousands)
Assets:
Cash and cash equivalents	$18,481	$51,907	$131,908	$19,884
Securities available for sale	9,134	65,569	97,315	29,963
Investments—other	497	1,399	11,808	5,309
Loans and leases, net	89,615	242,492	1,035,817	601,035
Premises and equipment	7,351	16,806	35,220	9,939
Identified intangible assets	2,455	11,680	49,422	4,715
Goodwill	14,623	46,258	223,501	104,684
Other assets	1,188	16,092	14,614	9,830
Assets held for sale (Note 24)	—	—	89,642	—

Total assets acquired	143,344	452,203	1,689,247	785,359

Liabilities assumed:
Deposits	114,157	331,937	1,196,948	565,469
Federal funds and securities sold under repurchase agreements	—	6,607	—	8,369
Borrowings	—	—	5,000	21,715
Subordinated debentures	—	—	10,310	32,136
Other liabilities	1,274	7,827	22,606	2,670
Liabilities associated with assets held for sale (Note 24)	—	—	71,208	—
Total liabilities	115,431	346,371	1,306,072	630,359

Total consideration paid	$27,913	$105,832	$383,175	$155,000

Total consideration paid:
Cash paid for common stock	$27,913	$6,400	$383,175	$155,000
Fair value of common stock issued for common stock	—	99,432	—	—

Total consideration paid	$27,913	$105,832	$383,175	$155,000

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reflects the unaudited pro forma results of operations for the years ended December 31, 2005 and 2004, as though the acquisitions had been completed as of January 1, 2004. The unaudited results of operations include the historical accounts of the Company and its acquisitions and pro forma adjustments, including amortization relating to intangible assets, depreciation adjustments to premises and equipment, interest expense on acquisition related borrowings and the tax effect on the pro forma adjustments. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2004.

Unaudited Pro Forma Results of Operations

	Years Ended December 31,
	2005	2004
	(Dollars in thousands, except for share data)
Revenues (net interest income plus noninterest income)	$175,220	$162,285
Net income	17,824	4,781
Net income per share:
Basic	$0.29	$0.08
Diluted	0.29	0.08
Proforma Weighted-average shares outstanding:
Basic	61,269,129	61,555,553
Diluted	61,311,154	61,555,553

(4) Securities

The amortized cost and estimated fair value of debt securities are as follows:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. treasuries	$13,165	—	(89)	13,076
U.S. government agencies	5,391	—	(24)	5,367
State and municipal	72,110	949	(166)	72,893
Mortgage-backed	50,797	29	(783)	50,043
Marketable equity securities	1,697	5	—	1,702

Securities available for sale	$143,160	983	(1,062)	143,081

Securities held to maturity:
Mortgage-backed	$5,798	—	(112)	5,686

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
Securities available for sale:
U.S. treasuries	$38,170	—	—	38,170
U.S. government agencies	8,482	—	(3)	8,479
State and municipal	34,320	1		34,321
Mortgage-backed	43,748	124	(159)	43,713
Marketable equity securities	1,004	—	—	1,004

Securities available for sale	$125,724	125	(162)	125,687

Securities held to maturity:
Mortgage-backed	$640	5	—	645

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2005 (Successor) are shown below. Expected maturities will differ from contractual maturities because borrowers may have the rights to prepay obligations with or without prepayment penalties.

	Available for sale
	Amortized cost	Fair value
	(Amounts in thousands)
Due in one year or less	$18,938	18,845
Due after one year through five years	41,055	41,471
Due after five years through ten years	13,169	13,227
Due after ten years	19,201	19,495

	92,363	93,038
Mortgage-backed securities	50,797	50,043

	$143,160	143,081

	Held to maturity
	Amortized cost	Fair value
	(Amounts in thousands)
Mortgage-backed securities	$5,798	5,686

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Description of securities:
U.S. treasuries	$13,076	(89)	—	—	13,076	(89)
U.S. agencies	5,367	(24)	—	—	5,367	(24)
State and municipalities	21,462	(166)	—	—	21,462	(166)
Mortgage-backed	38,518	(662)	8,776	(233)	47,294	(895)

Total temporarily impaired	$78,423	(941)	8,776	(233)	87,199	(1,174)

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has determined that these investments have only a temporary impairment based on a number of criteria, including interest rate increases, the nature of the investments and the Company’s intent and ability to hold the investments until market price recovery or maturity.

The Company had realized gains of $14,000 and realized losses of $21,000 on the sale of investment securities for the year ended December 31, 2005 (Successor), realized gains of $36,000 on the sale of investment securities for the period July 17, 2004 to December 31, 2004 (Successor), realized gains of $10,000 and realized losses of $76,000 on the sale of investment securities for the period January 1, 2004 to July 16, 2004 (Predecessor) and realized gains of $152,000 on the sale of investment securities for the year ended December 31, 2003 (Predecessor).

Investment securities with carrying values of $76,461,000 and $88,705,000 were pledged at December 31, 2005 and 2004, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

(5) Bank Stocks

The Company, through its subsidiary banks, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka, and is required to maintain an investment in the capital stock of each. No ready market exists for such stock, and they have no quoted market values. For reporting purposes, this stock is assumed to have a market value equal to cost. The Federal Reserve, Federal Home Loan Bank and other equity securities stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investment at December 31 was as follows:

	2005	2004
	(Amounts in thousands)
Federal Reserve Bank of Kansas City	$15,578	5,445
Federal Home Loan Bank of Topeka	10,534	6,649
Other equity securities	762	676

	$26,874	12,770

(6) Other Investments

At December 31, 2004, the Company had an investment in AMG Guaranty Corporation in the amount of approximately $1,405,000 that was acquired through the acquisition of Guaranty Corporation. The investment was sold in 2005 for $1,516,000. The Company owned a 16% voting interest in AMG Guaranty Corporation and accounted for this investment using the equity method of accounting.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7) Loans

A summary of the balances of loans at December 31 follows:

	2005	2004
	(Amounts in thousands)
Loans on real estate:
Residential and commercial mortgage	$863,658	638,007
Construction	251,648	308,545
Equity lines of credit	70,386	81,936
Commercial loans	724,929	458,171
Agricultural loans	71,707	62,199
Lease financing	677	912
Installment loans to individuals	63,121	64,625
Overdrafts	2,006	5,589
SBA and other	24,321	22,004

	2,072,453	1,641,988
Less:
Allowance for loan losses	(27,475)	(25,022)
Unearned discount	(4,860)	(167)

Net loans	$2,040,118	1,616,799

A summary of the allowance for loan losses is as follows:

	Year Ended December 31, 2005 (Successor)	July 17, 2004 to December 31, 2004 (Successor)	January 1, 2004 to July 16, 2004 (Predecessor)	Year Ended December 31, 2003 (Predecessor))
	(Amounts in thousands)
Balance, beginning of period	$25,022	—	7,653	9,257
Provision for loan losses	3,400	—	4,700	900
Loans charged off	(5,541)	(3,549)	(1,762)	(3,601)
Recoveries on loans previously charged-off	1,457	346	330	1,097
Allowance from acquisitions (note 3)	3,855	28,225	—	—
Unfunded commitment allowance (1)	(718)	—	—	—

Balance, end of period	$27,475	25,022	10,921	7,653

(1)	The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to interest payable and other accrued liabilities at December 31, 2005.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of information pertaining to impaired loans at December 31:

	2005	2004
	(Amounts in thousands)
Impaired loans with a valuation allowance	$44,267	27,970
Impaired loans without a valuation allowance	6,023	7,632

Total impaired loans	$50,290	35,602

Valuation allowance related to impaired loans	$10,360	9,290

Average investment in impaired loans	$38,425	11,422

Interest income of $3,636,000 was recognized on impaired loans during the year ended December 31, 2005. No interest income was recognized on impaired loans from July 17, 2004 to December 31, 2004 (Successor) and January 1, 2004 to July 16, 2004 (Predecessor). Interest income recognized on impaired loans in 2003 (Predecessor) was $886,000. At December 31, 2005, no additional funds are committed to be advanced in connection with impaired loans. At December 31, 2005 and 2004, the total investment in loans on nonaccrual was approximately $29,608,000 and $11,905,000, respectively. At December 31, 2005, $131,000 in loans past due ninety days or more were still accruing interest.

(8) Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2005	2004
	(Amounts in thousands)
Land	$15,509	5,108
Buildings	41,121	23,441
Leasehold improvements	6,334	5,252
Equipment	15,632	12,951
Software	435	923
Leasehold interest in land	684	684
Construction in progress	3,134	4,212

	82,849	52,571
Accumulated depreciation and amortization	(9,420)	(7,650)

	$73,429	44,921

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2005 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (amounts in thousands):

2006	$2,844
2007	3,017
2008	2,779
2009	2,376
2010	2,398
Thereafter	11,317

Total future minimum rent commitments	$24,731

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Certain leases contain options to extend the lease terms for five to fifteen years. The cost of such rental is not included in the above rental commitments. Rent expense for the year ended December 31, 2005 and the period July 17, 2004 to December 31, 2004 (Successor), the period January 1, 2004 to July 16, 2004, and the year ended December 31, 2003 (Predecessor) was $3,214,000, $542,000 and $639,000, respectively.

(9) Goodwill

Changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2005 and the period July 17, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to July 16, 2004 (Predecessor) were as follows (amounts in thousands):

Balance as of December 31, 2003	$9,226
Elimination of preacquisition goodwill	(9,226)
Goodwill acquired on July 17, 2004	104,684
Goodwill acquired on December 31, 2004	223,501

Balance as of December 31, 2004	328,185
Goodwill acquired on October 1, 2005	46,258
Goodwill acquired on November 1, 2005	14,623
Adjustment to goodwill—increase related to income taxes	3,441

Balance as of December 31, 2005	$392,507

The Company revised the estimated value for discontinued operations in the second quarter of 2005 based on additional information available related to the sale of the Collegiate Peaks subsidiary. The Company determined that it would have an estimated tax liability associated with the sale of Collegiate Peaks, resulting in additional goodwill of $3,441,000.

(10) Other Intangible Assets

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. In 2005, the Company acquired definite lived intangible assets of $14,135,000 and $54,137,000 in 2004. The amortization expense represents the estimated decline in the value of the underlying intangible assets. The Company had the following definite-lived intangible assets:

	Useful life	December 31, 2005	December 31, 2004
		(Amounts in thousands)
Noncompete employment agreements	1 - 4 years	$3,706	$3,720
Core deposit intangible assets	7 - 15 years	62,975	50,417
Expirations - First MainStreet Insurance	7 years	1,477	—

		68,158	54,137
Accumulated amortization		(13,236)	(777)

		$54,922	$53,360

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for the year ended December 31, 2005 and the period July 17, 2004 to December 31, 2004 (Successor) was $12,458,000 and $777,000 respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (amounts in thousands):

Total
Fiscal year ending:
2006	$12,076
2007	8,889
2008	7,658
2009	6,497
2010	5,380
Thereafter	14,422

$54,922

(11) Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $370,798,000 and $341,952,000, respectively. At December 31, 2005, the scheduled maturities of interest-bearing time deposits are as follows (amounts in thousands):

2006	$566,530
2007	42,900
2008	14,667
2009	5,704
2010	3,109
Thereafter	105

$633,015

(12) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company. At December 31, 2005, the Company’s commitment on securities to be sold under agreements to repurchase was $39,856,000. Total securities sold under agreements to repurchase outstanding at December 31, 2005 and 2004 were $29,076,000 and $27,492,000, respectively.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(13) Borrowings

A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(Amounts in thousands)
December 31, 2005
Short-term borrowings:
Treasury Tax and Loan	$1,275	Variable	Revolving	$ 1,000
FHLB line of credit	106,100	3.90 & 4.22% (variable)	April 2006	324,336
FHLB term note	5,347	Range: 3.91 – 5.15% Weighted Avg. 4.77%	Nov – Dec 2006	See below
U.S. Bank line of credit	7,808	5.68% (variable)	11/7/2006	70,000

Total short-term borrowings	120,530

Long-term borrowings:
FHLB term notes (fixed rate)	9,668	Range: 2.52 – 6.22% Weighted Avg. 3.94%	2007 - 2014	See below

Total borrowings	$130,198

December 31, 2004
Short-term borrowings:
Treasury Tax and Loan	$921	Variable	Revolving	$1,000
FHLB line of credit	12,760	2.28% (variable)	Revolving	See below
FHLB term note	5,000	2.23%	3/29/05	See below
First Tennessee line of credit	12,000	4.47% (variable)	10/1/05	20,000

Total short-term borrowings	30,681

Long-term borrowings:
FHLB term notes (fixed rate)	9,089	Range: 2.52 – 6.11% Weighted Avg. 3.69%	2008 –2014	See below

Total borrowings	$39,770

The Company has executed a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings. The maximum credit allowance for total borrowings includes term notes and the line of credit. The maximum credit allowance is $324,336,000 and $186,878,000 at December 31, 2005 and 2004, respectively.

The Company’s revolving credit agreement, as amended, with U.S. Bank National Association contains certain financial covenants, including maintaining a minimum return on average assets, not exceeding a maximum nonperforming assets to total loans ratio, loan loss reserve requirements, and maintaining regulatory capital ratios that permit the Company to qualify as well-capitalized. As of December 31, 2005, the Company was in compliance with all debt covenants, as amended. The line of credit is secured by the stock of Guaranty Bank.

At December 31, 2005, the scheduled maturities of borrowings are as follows (amounts in thousands):

2006	$120,530
2007	1,356
2008	775
2009	2,385
2010	1,550
Thereafter	3,602

Total borrowings	$130,198

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	2005 (Successor)	Period July 17, 2004 to December 31, 2004 (Successor)	Period January 1, 2004 to July 16, 2004 (Predecessor)	2003 (Predecessor)
Current tax provision:
Federal	$10,064	639	1,779	3,301
State	1,305	86	248	472

	11,369	725	2,027	3,773

Deferred tax provision (benefit):
Federal	(3,434)	1,413	(1,422)	402
State	(317)	193	(194)	56

	(3,751)	1,606	(1,616)	458

	$7,618	2,331	411	4,231

Income tax expense attributable to income (loss) from continued operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income (loss) from operations as a result of the following:

	2005 (Successor)	Period July 17, 2004 to December 31, 2004 (Successor)	Period January 1, 2004 to July 16, 2004 (Predecessor)	2003 (Predecessor)
Tax at statutory federal rate	35.0%	34.0%	34.0%	34.0%
State tax, net of federal benefit	3.0	3.0	3.0	3.1
Tax exempt income	(4.3)	(0.2)	2.6	(1.1)
Nondeductible merger expenses	1.4	—	(106.2)	—
Other	(1.6)	1.2	5.5	2.0

Effective tax rates	33.5%	38.0%	(61.1)%	38.0%

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s net deferred tax liability is included in interest payable and other liabilities on the accompanying balance sheet. Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows (in thousands):

	2005 (Successor)	2004 (Successor)
Deferred tax assets:
Allowance for loan losses	$10,537	9,435
Fair value adjustments on certificates of deposit and subordinated debentures	1,650	982
Other assets, accruals and other real estate owned	1,357	1,401
Unrealized loss on securities	762	14
Intangible assets	752	—
Stock compensation and other	301	—

Total deferred tax assets	15,359	11,832

Deferred tax liability:
Premises and equipment	(4,786)	(3,674)
Fair value adjustments on core deposit intangibles and fixed rate loans	(19,925)	(18,977)
FHLB stock, prepaid assets, equity investees and other liabilities	(1,827)	(1,257)
Deferred gain on investment in subsidiary	(3,321)	—

Total deferred tax liabilities	(29,859)	(23,908)

Net deferred tax liability	$(14,500)	(12,076)

The Company has a federal net operating loss carry forward of $30,000 that is expected to be entirely utilized by 2006. The Company has state net operating loss carry forwards for tax purposes of $1,900,000 that will expire 2006 through 2008. The Company recognized a tax benefit of $280,000 in 2005, associated with the exercise of options granted by Guaranty.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets as of December 31, 2005.

(15) Subordinated Debentures and Trust Preferred Securities

Excluding unamortized premium of $46,000, the Company had a $41,229,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 8.3% at December 31, 2005. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

In September 2000, the Predecessor formed CenBank Statutory Trust I and completed an offering of $10.0 million, 10.6% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Company. The Trust also issued common securities to the Predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Junior Subordinated Debentures (Debentures) issued by the Predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030, which may be shortened by us to not earlier than September 7, 2010, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

In February 2001, the Predecessor formed CenBank Statutory Trust II and completed an offering of $5.0 million 10.2% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the Predecessor and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Junior Subordinated Debentures (Debentures) issued by the Predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on February 22, 2031, which may be shortened by us to not earlier than February 22, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

In April 2004, the Predecessor formed CenBank Statutory Trust III and completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the Predecessor and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Junior Subordinated Debentures (Debentures) issued by the Predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034, which may be shortened by us to not earlier than April 15, 2009, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

In June 2003, Guaranty Corporation formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to Guaranty Corporation and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued by Guaranty. The Company assumed Guaranty Corporation’s obligations relating to such securities upon its acquisition of Guaranty. Interest is paid quarterly and is distributed to the holders of the Preferred Securities. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on July 7, 2033, which may be shortened by us to not earlier than July 7, 2008, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements. Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2005 and 2004, all of such securities outstanding qualified as Tier 1 capital.

(16) Off-Balance Sheet Activities

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

At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2005	2004
	(Amounts in thousands)
Commitments to extend credit	$634,737	468,059
Standby letters of credit	37,952	71,266
Commercial letters of credit	472	574

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

Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

The Company enters into commercial letters of credit on behalf of its customers which authorize a third party to draw drafts on the Company up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Company to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has certain vendor contracts that are noncancelable without significant termination penalties. Future contract payments relating to these contracts are as follows (in thousands):

2006	$1,701
2007	1,701
2008	1,701
2009	1,342
2010	371

$6,816

(17) Contingencies

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted in part our motion for summary judgment and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. On November 21, 2005, the District Court summarily denied the trustees’ motion. We continue to vigorously contest the remaining claims, which amount to approximately $2.5 million. In the fourth quarter of 2005, we established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are in excess of $13.1 million. We intend to continue to vigorously defend these actions.

At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations.

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(18) Employee Benefit Plans

During 2005, the Company had two 401(k) Plans that were merged into one 401(k) Plan at December 30, 2005. Substantially all employees are eligible to participate in the Plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the Plan. For year ended December 31, 2005 and the period July 17, 2004 to December 31, 2004 (Successor), the period January 1, 2004 to July 16, 2004 and the year ended December 31, 2003 (Predecessor), expensed contributions to the Plan were $731,000, $113,000, $146,000 and $244,000 respectively.

The Company’s Predecessor offered an Employee Stock Ownership Plan (ESOP) that covered all active employees who had completed one quarter of service. Subsequent to the purchase of the Predecessor, participation in the ESOP was terminated. The Predecessor allocated contributions to the plan, as determined by the board of directors. The Company reported ESOP compensation expense of $475,737 for the year ended December 31, 2003 (Predecessor). The Predecessor’s ESOP was terminated in 2005.

Stock-Based Compensation

In 2005, the Company’s directors and stockholders approved the 2005 Stock Incentive Plan (the “Incentive Plan”). The Company’s Board of Directors may grant stock-based compensation awards to officers, directors, key employees and consultants under the terms described in the Incentive Plan. The allowable stock-based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity-Based Awards. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of authorized Company common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2005, there were 1,278,631 shares of unvested stock granted (net of forfeitures), with 1,221,369 shares available for grant under the Incentive Plan.

Unvested Stock Awards with a Service Vesting Condition: The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions. During 2005, the Compensation, Nominating and Governance (CNG) Committee of the Company’s Board of Directors awarded 213,631 shares of unvested common stock with a corresponding market value of $2,334,000. The weighted-average grant-date fair value of the grants awarded in 2005 was $10.93 per share. The awarded shares of unvested common stock will vest over a service period of seven months to four years. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2005 using the straight-line method and that portion of the market value relating to future service (unearned equity compensation) will be amortized over the remaining vesting period. Using the straight-line method, the related compensation expense was $224,000 for 2005. At December 31, 2005, 211,131 shares of unvested common stock awards with a service vesting condition were outstanding.

Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs.

Unvested Stock Awards with Performance Vesting Conditions: The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the established performance measures are obtained or the awards terminate. During 2005, the CNG Committee awarded 1,095,000 shares of unvested common stock with performance vesting conditions at a corresponding grant-date fair value of $11,899,000 and a weighted-average grant-date fair value of $10.87 per share. The awarded shares

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

of performance common stock will vest in full, or in part, on the date the CNG Committee, as Administrator of the Incentive Plan, determines that the Company achieved certain financial targets established by the CNG Committee. The awarded shares will vest if the established performance measures are achieved over a designated period of time not to exceed ten years. The related compensation expense was $576,000 for 2005. At December 31, 2005, 1,067,500 shares of unvested performance common stock were outstanding. Of the 1,067,500 shares of performance stock at December 31, 2005, 533,750 shares are expected to vest in the first quarter of 2009 based on December 31, 2008 performance measures, with vesting of the remaining 533,750 shares, based on annual performance measures, expected to occur incrementally during each subsequent first quarter through the first quarter of 2012.

Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until initial vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan.

Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

Deferred Compensation Plans

The Company maintains a Deferred Compensation Plan, effective as of June 30, 2005, for a select group of management or highly compensated employees and non-employee members of the Board. The Deferred Compensation Plan, which is meant to be an unfunded deferred compensation plan, is intended to be exempt from certain requirements of the Employee Retirement Income Security Act of 1974. The Deferred Compensation Plan allows the participants to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. The Deferred Compensation Plan permits participants to elect to have deferred amounts invested in various investment funds. Participation in the Deferred Compensation Plan is voluntary and participants may change their elections annually, or otherwise as permitted by the Deferred Compensation Plan and applicable regulations governing the deferred tax treatment of the Deferred Compensation Plan.

The Company maintains a Director and Executive Deferred Compensation Plan for directors and executives, which is meant to be an unfunded compensation plan maintained for a select group of directors and executive officers. The Director and Executive Deferred Compensation Plan provides the opportunity to defer receipt of certain compensation into a bookkeeping account established under the plan for each participant until termination or upon the occurrence of other specified events. The Company does not expect that any additional directors or executives will participate in this plan, which may be amended or terminated at any time by the Board of Directors.

(19) Stockholders’ Equity

The Predecessor applied the intrinsic-value-based method of accounting prescribed by APB 25, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Predecessor elected to continue to apply the intrinsic-value-based method of accounting described above.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Predecessor had a non-qualified stock option plan for certain officers under which options to purchase shares of Centennial Bank Holdings, Inc. (Predecessor) common stock were granted. Option prices varied from $20.20 to $67.00. The options were exercisable for a period of five years expiring on various dates from 2005 through 2009. At July 16, 2004, 27,325 stock options were exercised when Centennial Bank Holdings, Inc. (Predecessor) was sold. The following is a summary of changes and share activity under the stock option plan.

	January 1, 2004 to July 16, 2004 (Predecessor)		Year Ended December 31, 2003 (Predecessor)
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at the beginning of period	27,325	$50.16	28,700	$44.64
Granted	—	—	7,450	67.00
Exercised	(27,325)	50.16	(6,925)	42.04
Forfeited	—	—	(1,900)	58.72

Outstanding at the end of period	—	—	27,325	50.16

(20) Related-Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $32,765,000 and $44,187,000 at December 31, 2005 and 2004, respectively. There were no related party loans on past due or non-accrual status.

Activity during 2005 regarding outstanding loans to certain related-party loan customers (executive officers, directors, and principal shareholders of the Company, including companies in which they are principal owners) was as follows (in thousands):

Balance, January 1, 2005	$44,187
Advances	79,781
Repayments	(74,975)
Changes due to related party status	(16,228)

Balance, December 31, 2005	$32,765

Deposits from related parties held by the Company at December 31, 2005 and 2004 amounted to $5,337,000 and $12,640,000, respectively.

Castle Creek Financial LLC (“Castle Creek Financial”) serves as the exclusive financial advisor for the Company. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company’s Chairman and Chief Executive Officer. During 2005 and the period from July 7, 2004 to December 31, 2004, the Company paid Castle Creek Financial fees of $1,094,000 million and $7,923,000, respectively, for services related to acquisitions. Castle Creek Financial is also entitled to reimbursement of expenses and, until August 2005, a quarterly retainer. These amounts totaled $68,000 in 2005 and $941,000 for the period from July 7, 2004 to December 31, 2004, respectively.

The Company has incurred costs for facility rental and related services from companies that are affiliated with either executive management or the Board of Directors. In 2005, we paid $1,068,000 to six companies with such relationships. In 2005, Guaranty paid $2,145,000 for construction services on a property to a company that

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

was affiliated with a member of the Guaranty Bank board of directors. For the period from July 7, 2004 to December 31, 2004, the Company paid $213,000 for facility rental and related services to three companies related to either executive management or the Board of Directors. The Predecessor paid $302,000 and $516,000 for the period from January 1, 2004 to July 16, 2004 and the year ended December 31, 2003, respectively, to companies that were affiliated with its executive management or Board of Directors.

The Company entered into an agreement with a company owned by a member of the board of directors of Guaranty Bank and Trust Company to provide valuation services related to the acquisition of the Company’s predecessor. The Company paid $6,000 for the services in 2004.

(21) Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

(b) Securities, Bank Stocks and Other Investments

Fair values for securities are based on quoted market prices. The carrying amount of bank stocks approximates fair value based on the redemption provisions. The carrying value of other investments approximates their fair value.

(c) Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

(d) Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

reporting date (i.e., their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

(e) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(f) Long-term Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(g) Subordinated Debentures

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(h) Accrued Interest

The carrying amounts of accrued interest approximate fair value.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values, and related carrying or notational amounts, of the Company’s financial instruments as of December 31, are as follows:

	2005		2004
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$98,942	98,942	90,927	90,927
Time deposits with banks	—	—	5,000	5,000
Securities available for sale	143,081	143,081	125,687	125,687
Securities held to maturity	5,798	5,686	640	645
Bank stocks	26,874	26,874	12,770	12,770
Other investments	—	—	1,405	1,405
Loans held for sale	6,820	6,820	7,301	7,301
Loans, net	2,040,118	2,019,790	1,616,799	1,614,617
Accrued interest receivable	13,061	13,061	9,062	9,062

Financial liabilities:
Deposits	2,048,352	2,043,667	1,678,499	1,680,083
Federal funds purchased and securities sold under agreements to repurchase	44,399	44,399	27,492	27,492
Short-term borrowings	120,530	120,530	30,681	30,681
Subordinated debentures	41,275	43,910	42,079	41,102
Long-term borrowings	9,668	9,309	9,089	9,108
Accrued interest payable	4,821	4,821	2,313	2,313

(22) Regulatory Requirements

The Company and the bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005, that the Company and all bank subsidiaries met all capital adequacy requirements to which they are subject.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2005, the most recent notifications from the Company’s bank regulatory agencies categorized all the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table. There are no conditions or events since that notification that management believes have changed the categorization of the Company or any of the bank subsidiaries as well capitalized. The Company’s and the bank subsidiaries’ actual capital amounts and ratios for 2005 and 2004 are presented in the table below.

	Actual		Minimum capital requirement		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total capital to risk weighted assets:
Consolidated	$230,834	10.08%	$183,120	8.00%	$228,900	10.00%
CBW	95,871	10.44	73,437	8.00	91,796	10.00
Guaranty Bank	131,670	10.06	104,713	8.00	130,891	10.00
Collegiate Peaks	9,159	15.07	4,862	8.00	6,077	10.00
Tier 1 capital to risk weighted assets:
Consolidated	202,232	8.83	91,559	4.00	137,338	6.00
CBW	84,395	9.19	36,719	4.00	55,078	6.00
Guaranty Bank	115,309	8.81	52,356	4.00	78,533	6.00
Collegiate Peaks	8,430	13.87	2,431	4.00	3,646	6.00
Tier 1 capital to average assets:
Consolidated	202,232	7.97	101,461	4.00	N/A	N/A
CBW	84,395	8.24	40,948	4.00	51,185	5.00
Guaranty Bank	115,309	8.15	56,608	4.00	70,760	5.00
Collegiate Peaks	8,430	9.72	3,470	4.00	4,338	5.00

As of December 31, 2004:
Total capital to risk weighted assets:
Consolidated	$197,054	10.64%	$148,092	8.00%	$185,115	10.00%
CBW	73,817	12.12	48,706	8.00	60,883	10.00
Guaranty Bank	100,875	10.77	74,924	8.00	93,655	10.00
FNB Strasburg	27,554	11.92	18,492	8.00	23,115	10.00
Collegiate Peaks	8,032	13.49	4,764	8.00	5,955	10.00
Tier 1 capital to risk weighted assets:
Consolidated	173,891	9.39	74,046	4.00	111,069	6.00
CBW	66,205	10.87	24,353	4.00	36,530	6.00
Guaranty Bank	89,147	9.52	37,462	4.00	56,193	6.00
FNB Strasburg	24,652	10.67	9,246	4.00	13,869	6.00
Collegiate Peaks	7,382	12.40	2,382	4.00	3,573	6.00
Tier 1 capital to average assets:
Consolidated	173,891	8.70	79,921	4.00	N/A	N/A
CBW	66,205	9.92	26,689	4.00	33,362	5.00
Guaranty Bank	89,147	8.34	42,761	4.00	53,451	5.00
FNB Strasburg	24,652	9.08	10,858	4.00	13,572	5.00
Collegiate Peaks	7,382	9.37	3,150	4.00	3,398	5.00

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $19,196,000 and $8,308,000, respectively.

(23) Subsequent Event

On March 1, 2006, the Company sold substantially all of the assets of First MainStreet Insurance for $3,215,000 and the release of the Company from certain contractual obligations.

(24) Assets Held for Sale and Discontinued Operations

The Company has decided to sell its Collegiate Peaks subsidiary, which was acquired in connection with the purchase of Guaranty Corporation. In accordance with SFAS 144 and SFAS 142, goodwill allocated to Collegiate Peaks was determined based on its relative fair value to the fair value of the other Guaranty Corporation assets and subsidiaries. The Company has classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value at December 31, 2005. The following tables present the assets and liabilities of Collegiate Peaks that are presented as held for sale in the consolidated balance sheets at December 31, 2005 and 2004, and the results of operations that are presented in discontinued operations for the year ended December 31, 2005:

	December 31, 2005	December 31, 2004
	(In thousands)	(In thousands)
Assets held for sale:
Cash and cash equivalents	$19,869	$6,326
Investments	16,647	17,288
Loans and leases, net	48,150	50,732
Intangible assets	3,528	3,435
Goodwill	8,922	8,922
Other assets	1,154	2,939

Total assets held for sale	$98,270	$89,642

Liabilities associated with assets held for sale:
Deposits	$74,069	$65,668
Securities sold under repurchase agreements	4,682	4,174
Other liabilities	1,666	1,366

Total liabilities associated with assets held for sale	$80,417	$71,208

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(In thousands)	(In thousands)
Interest income	$3,969	$4,076
Noninterest income	425	464
Income before income taxes	1,497	1,434
Net income from discontinued operations, net of tax	1,105	1,122

The Company had a net tax benefit of $3,000 from discontinued operations for the year ended December 31, 2005. The accompanying financial statements for the periods January 1, 2004 to July 16, 2004 and July 17, 2004 to December 31, 2004 do not include the results of operations or cash flows for Guaranty Corporation or any of its subsidiaries, including Collegiate Peaks.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(25) Parent Company Only Condensed Financial Information

The following is condensed financial information of Centennial Bank Holdings, Inc. (parent company only).

Balance Sheets

(Parent Company Only)

December 31, 2005 and 2004

	2005	2004
	(In thousands)
ASSETS
Cash	$27	$10,288
Other investments	—	1,405
Goodwill	5,016	1,261
Other intangible assets, net	—	3,720
Investment in subsidiaries	642,666	557,570
Other assets	8,744	3,157

Total assets	$656,453	$577,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings	$7,808	$12,000
Subordinated debentures	41,275	42,079
Other liabilities	8,622	7,908

Total liabilities	57,705	61,987

Stockholders’ equity:
Common stock	62	52
Additional paid-in capital	612,090	511,588
Retained earnings	18,478	3,796
Accumulated other comprehensive income (loss)	93	(22)
Treasury stock	(31,975)	—

Total stockholders’ equity	598,748	515,414

Total liabilities and stockholders’ equity	$656,453	$577,401

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Statements of Income

(Parent Company Only)

Year ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor),

the Period January 1, 2004 to July 16, 2004, and the Year Ended December 31, 2003 (Predecessor)

	2005 (Successor)	Period July 17, 2004 to December 31, 2004 (Successor)	Period January 1, 2004 to July 16, 2004 (Predecessor)	2003 (Predecessor)
	(In thousands)
Income:
Interest income on other investments	$97	$211	$32	$49
Charges for services–subsidiary banks	3,086	—	—	—
Other	119	—	—	—

Total income	3,302	211	32	49
Expenses:
Interest expense (debentures & borrowings)	$2,875	$714	$1,059	$1,720
Salaries and benefits	4,343	—	500	—
Professional services	3,126	258	—	—
Merger, acquisition and transition	2,797	—	1,774	—
Other	439	64	—	99

Total expenses	13,580	1,036	3,333	1,819

Loss before federal income taxes and equity in undistributed net income of subsidiaries	(10,278)	(825)	(3,301)	(1,770)
Income tax benefit	(3,941)	(306)	(414)	(652)

Loss before equity in undistributed net income of subsidiaries	(6,337)	(519)	(2,887)	(1,118)
Equity in undistributed net income of subsidiaries	22,561	4,315	1,803	8,023
Loss from discontinued operation (net of tax)	(1,542)	—	—	—

Net income (loss)	$14,682	$3,796	$(1,084)	$6,905

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Statements of Cash Flow

(Parent Company Only)

Year ended December 31, 2005 and the Period July 17, 2004 to December 31, 2004 (Successor),

the Period January 1, 2004 to July 16, 2004 and the Year Ended December 31, 2003 (Predecessor)

	2005 (Successor)	Period July 17, 2004 to December 31, 2004 (Successor)	Period January 1, 2004 to July 16, 2004 (Predecessor)	2003 (Predecessor)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,682	$3,796	$(1,084)	$6,905
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization	(804)	(367)	—	—
Compensation related to stock grants	470	—	—	—
Gain on sale of assets	(111)	—	—	—
Loss on discontinued operations	1,542	—	—	—
Change in accrued and deferred income taxes, net	227	(306)	—	(652)
Net change in:
Accrued interest receivable and other assets	(6,143)	689	4	716
Accrued interest payable and other liabilities	353	311	(631)	(215)
Equity in earnings of consolidated subsidiaries	(22,561)	(4,315)	(1,803)	(8,023)

Net cash used by operating activities	(12,345)	(192)	(3,514)	(1,269)

Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(516,160)	—	—
Proceeds from sale of assets	1,515	—	—	—
Cash invested in subsidiaries	(4,413)	—	—	—
Payments on discontinued operations	(104)	—	—	—
Dividends received from subsidiaries	41,500	3,000	2,350	5,554

Net cash provided (used) by investing activities	38,498	(513,160)	2,350	5,554

Cash flows from financing activities:
Net changes in short-term borrowings	(4,190)	12,000	(1,575)	1,575
Proceeds from issuance of subordinated debentures	—	—	14,925	—
Payments from retirement of subordinated debentures	—	—	—	(1,100)
Proceeds from sale of common stock		511,640	2,186	1,689
Costs associated with issuance of common stock	(504)
Repurchase of common stock	(31,720)	—	(2,716)	(3,701)
Payments of cash dividends	—	—	—	(3,105)

Net cash provided (used) by financing activities	(36,414)	523,640	12,820	(4,642)

Net change in cash and cash equivalents	(10,261)	10,288	11,656	(357)
Cash and cash equivalents, beginning of period	10,288	—	260	617

Cash and cash equivalents, end of period	$27	$10,288	$11,916	$260

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$99,936	$—	$—	$—

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(26) Quarterly Results of Operations (Unaudited)

2005 Quarterly Results of Operations

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$42,638	$34,514	$32,368	$30,043
Interest expense	11,841	8,641	6,498	4,715

Net interest income	30,797	25,873	25,870	25,328
Provision for loan losses	1,700	—	—	1,700

Net interest income, after provision for loan losses	29,097	25,873	25,870	23,628
Noninterest income	3,469	2,732	2,339	2,578
Noninterest expense	25,922	20,727	21,217	24,983

Income before income taxes	6,644	7,878	6,992	1,223
Income tax expense	2,136	2,748	2,431	303

Income from continuing operations	4,508	5,130	4,561	920
Gain (loss) on sale of discontinued operations, net of tax	42	(340)	(1,244)	—
Income from discontinued operations, net of tax	315	340	273	177

Net income	$4,865	$5,130	$3,590	$1,097

Earnings per share—basic and diluted
Income from continuing operations	0.07	0.10	0.09	0.02
Income (loss) from discontinued operations, net of tax	0.01	—	(0.02)	—
Net income	0.08	0.10	0.07	0.02

2004 Quarterly Results of Operations

	Successor		Predecessor
	Quarter Ended December 31, 2004	Period from July 17, 2004 to September 30, 2004	Period from July 1, 2004 to July 16, 2004	Quarter Ended June 30, 2004	Quarter Ended March 31, 2004
Interest income	$10,423	$8,629	$1,790	$10,629	$10,493
Interest expense	2,067	1,695	525	3,001	3,271

Net interest income	8,356	6,934	1,265	7,628	7,222
Provision for loan losses	—	—	3,700	600	400

Net interest income (loss), after provision for loan losses	8,356	6,934	(2,435)	7,028	6,822
Noninterest income	985	799	410	987	1,029
Noninterest expense	6,391	4,556	3,426	5,205	5,883

Income (loss) before income taxes	2,950	3,177	(5,451)	2,810	1,968
Income tax expense	952	1,379	(1,288)	1,071	628

Net income (loss)	$1,998	$1,798	$(4,163)	$1,739	$1,340

Earnings per share—basic	$0.10	$0.09	$(2.67)	$1.12	$0.86
Earnings per share—diluted	0.10	0.09	(2.67)	1.10	0.85

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at December 31, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including our senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The consolidated financial statements of Centennial Bank Holdings, Inc. and its subsidiaries and independent auditors’ reports are included in Part II (Item 8) of this Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and between the Registrant and First MainStreet Financial, Ltd. (incorporated herein by reference from Exhibit 2.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.2	Indenture, dated September 7, 2000, between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.3	Amended and Restated Declaration of Trust, dated September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.4	Guarantee Agreement, dated September 7, 2000, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.5	Indenture, dated February 22, 2001, State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.6	Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.6 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number	Description of Exhibit
4.7	Guarantee Agreement, dated February 22, 2001, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.7 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.8	Junior Subordinated Indenture, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.8 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.9	Amended and Restated Trust Agreement, dated April 8, 2004, among Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware, the Administrative Trustees and the Registrant (incorporated herein by reference from Exhibit 4.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.10	Guarantee Agreement, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.10 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.11	Assumption Letter, dated December 31, 2004, to Wells Fargo Bank, National Association, and Wells Fargo Delaware Trust Company from the Registrant (incorporated herein by reference from Exhibit 4.11 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.12	Indenture, dated June 30, 2003, between Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.12 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.13	First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.14	Amended and Restated Declaration of Trust, dated June 30, 2003, by the Trustees, the Administrators and Guaranty Corporation (incorporated herein by reference from Exhibit 4.14 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.15	Guarantee Agreement, dated June 30, 2003, by Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.1†	Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.2†	Amended and Restated Employment Agreement, dated as of March 3, 2004 and amended and restated as of February 4, 2005, between Paul W. Taylor and the Registrant (incorporated herein by reference from Exhibit 10.6 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.3†	Employment Agreement, dated as of October 27, 2004, between David C. Boyles and the Registrant (incorporated herein by reference from Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.4†	Employment Agreement, dated as of October 27, 2004, between John Perkins and Guaranty Bank and Trust Company (incorporated herein by reference from Exhibit 10.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.5†	Letter Agreement, dated as of February 7, 2005, between William R. Farr and Centennial Bank of the West (incorporated herein by reference from Exhibit 10.5 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number	Description of Exhibit
10.6†	Employment Agreement, dated as of March 1, 2005, between Zsolt K. Besskó and the Registrant (incorporated herein by reference from Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.7†	Employment Agreement, dated as of May 31, 2005, between Suzanne R. Brennan and the Registrant (incorporated herein by reference from Exhibit 10.14 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.8†	2004 Director and Executive Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.10 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.9†	2005 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.10†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.11†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.12†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.13†	Deferred Compensation Plan, dated as of June 30, 2005 (incorporated herein by reference from Exhibit 10.20 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.14†	Executive Cash Incentive Plan, dated February 22, 2006

10.15	Amended and Restated Letter Agreement, dated as of August 1, 2005, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.18 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.16	Lease Agreement, dated June 30, 2002, between American Eagle Investments, LLC and Centennial Bank of the West (incorporated herein by reference from Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.17	Lease Agreement, dated December 17, 1996, between Stagecoach Stop, LLC and Centennial Bank of the West (incorporated herein by reference from Exhibit 10.22 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.18	Revolving Credit Agreement, dated November 8, 2005, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10-Q filed on November 14, 2004)

10.19	Pledge Agreement, dated as of November 8, 2005, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Form 10-Q filed on November 14, 2004)

10.20	Amendment No. 1 to Revolving Credit Agreement, dated as of March 28, 2006, between U.S. Bank National Association and the Registrant

11.1	Statement re: Computation of Per Share Earnings (See “Item 6. Selected Financial Data” and Note 2(n) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

Exhibit Number	Description of Exhibit
12.1	Statement re: Computation of Ratios (See “Item 6. Selected Financial Data” of this Annual Report on Form 10-K)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Fortner, Bayens & Levkulich & Co., P.C.

24.1	Power of Attorney (included on signature page)

31.1	Section 302 Certifications

32.1	Section 906 Certifications

†	Indicates a management contract or compensatory plan or arrangement

(b) Exhibits

The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c) Excluded Financial Statements

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2006

CENTENNIAL BANK HOLDINGS, INC.

By:	/s/ PAUL W. TAYLOR
Name:	Paul W. Taylor
Title:	Executive Vice President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, David C. Boyles, Paul W. Taylor and Zsolt K. Besskó, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2006

/s/ PAUL W. TAYLOR Paul W. Taylor	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

/s/ DAVID C. BOYLES David C. Boyles	Director	March 29, 2006

G. Hank Brown	Director

/s/ EDWARD B. CORDES Edward B. Cordes	Director	March 29, 2006

/s/ WILLIAM R. FARR William R. Farr	Director	March 29, 2006

Signature	Title	Date

/s/ RICHARD G. MCCLINTOCK Richard G. McClintock	Director	March 29, 2006

/s/ DANIEL M. QUINN Daniel M. Quinn	Director	March 29, 2006

/s/ STEPHEN D. JOYCE Stephen D. Joyce	Director	March 29, 2006

/s/ STEPHEN B. SHRAIBERG Stephen B. Shraiberg	Director	March 29, 2006

/s/ MATTHEW P. WAGNER Matthew P. Wagner	Director	March 29, 2006

/s/ ALBERT C. YATES Albert C. Yates	Director	March 29, 2006