Form 10-Q
period 2006-03-31
Centennial Bank Holdings, Inc.
filed 2006-05-15
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006 there were 59,039,674 shares of the registrant’s common stock outstanding, including 1,448,141 shares of unvested restricted stock.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (In thousands, except for share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$78,089	88,815
Interest bearing deposits at banks	67	37
Federal funds sold	36,555	10,090

Cash and cash equivalents	114,711	98,942

Securities available for sale, at fair value	135,746	143,081
Securities held to maturity (fair value of $5,633 and $5,686 at March 31, 2006 and December 31, 2005)	5,782	5,798
Bank stocks, at cost	30,135	26,874

Total investments	171,663	175,753

Loans held for sale	5,730	6,820
Loans, net of unearned discount	2,005,151	2,067,593
Less allowance for loan losses	(26,999)	(27,475)

Net loans	1,983,882	2,046,938

Premises and equipment, net	76,619	73,429
Goodwill	391,346	392,507
Other intangible assets, net	50,415	54,922
Other assets	36,880	39,996
Assets held for sale	90,994	98,270

Total assets	$2,916,510	2,980,757

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$592,509	593,811
Interest-bearing demand	806,721	722,030
Savings	98,379	99,496
Time	579,467	633,015

Total deposits	2,077,076	2,048,352
Securities sold under agreements to repurchase and federal fund purchases	26,158	44,399
Borrowings	57,213	130,198
Subordinated debentures	41,239	41,275
Interest payable and other liabilities	38,337	37,368
Liabilities associated with assets held for sale	73,103	80,417

Total liabilities	2,313,126	2,382,009

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 63,407,492 shares issued, 60,300,464 shares outstanding at March 31, 2006 (includes 1,463,931 shares of unvested restricted stock); 63,159,692 shares outstanding at December 31, 2005 (includes 1,278,631 shares of unvested restricted stock)	63	63
Additional paid-in capital	612,790	612,089
Retained earnings	25,907	18,478
Accumulated other comprehensive income (loss)	(53)	93
Treasury stock, at cost	(35,323)	(31,975)

Total stockholders’ equity	603,384	598,748

Total liabilities and stockholders’ equity	$2,916,510	2,980,757

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share data)
Interest income:
Loans, including fees	$40,521	28,497
Investment securities:
Taxable	776	300
Tax-exempt	911	492
Dividends	427	170
Federal funds sold and other	75	584

Total interest income	42,710	30,043

Interest expense:
Deposits	10,147	3,628
Federal funds purchased and repurchase agreements	261	177
Subordinated debentures	847	574
Borrowings	1,548	336

Total interest expense	12,803	4,715

Net interest income	29,907	25,328
Provision for loan losses	—	1,700

Net interest income, after provision for loan losses	29,907	23,628
Noninterest income:
Customer service and other fees	1,871	1,929
Gain (loss) on sale of securities	(5)	23
Other	1,246	626

Total noninterest income	3,112	2,578
Noninterest expense:
Salaries and employee benefits	11,435	10,308
Occupancy expense	2,052	1,628
Furniture and equipment	1,165	785
Amortization of intangible assets	2,998	3,094
Merger, acquisition and transition expenses	88	4,922
Other general and administrative	4,002	4,246

Total noninterest expense	21,740	24,983

Income before income taxes	11,279	1,223
Income tax expense	3,990	303

Income from continuing operations	7,289	920
Income from discontinued operations, net of tax	140	177

Net income	$7,429	1,097

Earnings per share—basic:
Income from continuing operations	$0.13	0.02
Income from discontinued operations, net of tax	—	—
Net income	0.13	0.02
Earnings per share—diluted:
Income from continuing operations	$0.13	0.02
Income from discontinued operations, net of tax	—	—
Net income	0.13	0.02
Weighted average shares outstanding—basic	59,057,264	52,332,996
Weighted average shares outstanding—diluted	59,240,780	52,332,996

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net income	$7,429	1,097
Other comprehensive income (loss), net of tax
Change in net unrealized gain on securities available for sale	(146)	287

Comprehensive income	$7,283	1,384

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$7,429	$1,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8	1,700
Stock compensation	700	—
Depreciation and amortization	4,460	4,037
(Gain) loss on sale of securities	5	(23)
Gain on sale of loans	(314)	(370)
(Gain) loss on sale of real estate owned and assets	122	(250)
Loss on dispositions	201	—
Other	(63)	(90)
Proceeds from sales of loans held for sale	21,991	28,305
Originations of loans held for sale	(20,586)	(24,817)
Net change in:
Accrued interest receivable and other assets	8,905	(11,289)
Accrued interest payable and other liabilities	2,213	4,436

Net cash provided by operating activities	25,071	2,736

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	9,956	54,599
Purchases	(6,569)	(63,681)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	—	3
Loan originations and principal collections, net	63,918	(18,939)
Proceeds from sales of foreclosed assets	453	3,178
Proceeds from sales of premises and equipment	115	52
Additions to premises and equipment	(4,730)	(2,569)
Proceeds from sale of subsidiary	1,835	—

Net cash provided (used) by investing activities	64,978	(27,357)

CENTENNIAL BANK HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Three months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from financing activities:
Net change in deposits	20,791	(11,337)
Net change in short-term borrowings	(72,985)	7,974
Net change in federal funds purchased and repurchase agreements	(18,483)	12,181
Repurchase of common stock	(3,603)	(319)

Net cash provided (used) by financing activities	(74,280)	8,499

Net change in cash and cash equivalents	15,769	(16,122)
Cash and cash equivalents, beginning of period	98,942	90,927

Cash and cash equivalents, end of period	$114,711	$74,805

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$14,077	$5,383
Income taxes paid	—	1,097
Supplemental disclosure of noncash activities:
Note receivable from sale of subsidiary	$1,175,000	$—
Loans transferred to other real estate owned	162	79

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2006, those subsidiaries were Guaranty Bank and Trust Company, Centennial Bank of the West, and Collegiate Peaks Bank, referred to as Guaranty Bank, CBW, and Collegiate Peaks, respectively. Collegiate Peaks was held for sale as of March 31, 2006. Reference to “Banks” means Guaranty Bank and CBW, “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks, Collegiate Peaks and First MainStreet Insurance, which was sold on March 1, 2006.

The Banks are full-service community banks offering an array of banking products and services to the communities they serve, including accepting time and demand deposits and originating commercial loans, real estate loans, including construction loans and mortgage loans, Small Business Administration guaranteed loans and consumer loans. CBW also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

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

(c)	Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within interest payable and other liabilities.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Loans that are deemed to be uncollectible are charged off and deducted from the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit.

(d)	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstance indicate that the carrying value may be greater than fair value. The goodwill impairment analysis is based on an evaluation of reporting units. The Company has one significant reporting unit – banking operations.

Core deposit intangible assets, referred to as CDI, and other definite-lived intangible assets are recognized apart from goodwill at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 years to 15 years. The other definite-lived intangible assets are amortized over their useful lives, which range from 1 year to 7 years.

(e)	Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, and definite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The gain or loss and income from a disposal group are recorded as discontinued operations on the consolidated statement of income.

(f)	Stock Incentive Plan

The Company’s 2005 Stock Incentive Plan (“Plan”) provides for grants of stock options, restricted stock awards, restricted stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. The Company accounts for the equity-based compensation using the provisions of SFAS No. 123R, Share-Based Payment. The Company recognizes services received in a share-based payment transaction as services are received. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value (as determined by quoted market prices) of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The stock compensation expense recognized reflects estimated forfeitures, as adjusted based on actual forfeitures. The Company recognized $700,000 in compensation expense for services rendered for the three months ended March 31, 2006. The Company had no equity-based awards for the three months ended March 31, 2005. As of March 31, 2006, the Company had a total of 1,463,931 unvested restricted shares of stock outstanding. As of March 31, 2006, there was $9,072,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5.7 years.

A summary of the status of our stock awards outstanding and the change during the quarter is presented below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2005	1,278,631	$10.88
Awarded	247,800	12.02
Forfeited	(62,500)	11.04

Outstanding at March 31, 2006	1,463,931	11.06

(g)	Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

(2)	Securities

The amortized cost and estimated fair value of debt securities are as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$10,093	—	(67)	10,026
U.S. government agencies	5,400	—	(39)	5,361
State and municipal	71,889	924	(169)	72,644
Mortgage-backed	47,017	47	(1,052)	46,012
Marketable equity securities	1,697	6	—	1,703

Securities available for sale	$136,096	977	(1,327)	135,746

Securities held to maturity:
Mortgage-backed	$5,782	—	(149)	5,633

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$13,165	—	(89)	13,076
U.S. government agencies	5,391	—	(24)	5,367
State and municipal	72,110	949	(166)	72,893
Mortgage-backed	50,797	29	(783)	50,043
Marketable equity securities	1,697	5	—	1,702

Securities available for sale	$143,160	983	(1,062)	143,081

Securities held to maturity:
Mortgage-backed	$5,798	—	(112)	5,686

(3)	Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$878,918	863,658
Construction	221,368	251,648
Equity lines of credit	67,284	70,386
Commercial loans	702,556	724,929
Agricultural loans	57,054	71,707
Lease financing	615	677
Installment loans to individuals	56,986	63,121
Overdrafts	760	2,006
SBA and other	24,339	24,321

	2,009,880	2,072,453
Less:
Allowance for loan losses	(26,999)	(27,475)
Net of unearned discount	(4,729)	(4,860)

	$1,978,152	2,040,118

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

Three Months Ended March 31, 2006
(In thousands)
Balance, beginning of period	$27,475
Provision for loan losses	—
Loans charged off	(1,091)
Recoveries on loans previously charged-off	615

Balance, end of period	$26,999

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	March 31, 2006	December 31, 2005
	(In thousands)
Impaired loans with a specific valuation allowance	$28,034	44,267
Impaired loans without a specific valuation allowance	12,554	6,023

Total impaired loans	$40,588	50,290

Valuation allowance related to impaired loans	$9,296	10,360

Average investment in impaired loans	$45,439	38,425

Interest income of $935,000 was recognized on impaired loans during the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, the total investment in loans on nonaccrual was approximately $28,746,000 and $29,608,000, respectively.

(4)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase combinations are tested for impairment no less than annually.

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired.

The changes in the carrying amount of goodwill for the periods ended March 31, 2006 and December 31, 2005 are as follows:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
	(In thousands)
Balance, beginning of period	$392,507	328,185
Goodwill acquired on October 1, 2005	—	46,258
Goodwill acquired on November 1, 2005	—	14,623
Goodwill associated with disposal of subsidiary (Note 9)	(1,161)	—
Adjustment to goodwill-increase related to income taxes	—	3,441

Balance, end of period	$391,346	392,507

The Company revised its estimated value for its discontinued operations in the second quarter of 2005 based on additional information available related to the sale of Collegiate Peaks. The Company determined that, upon consummation of the sale, it would have an estimated tax liability associated with the sale of Collegiate Peaks, resulting in additional goodwill of $3,441,000.

The following table presents the gross amounts of core deposits and customer relationships intangibles and the related accumulated amortization at the dates indicated:

	Useful life	March 31, 2006	December 31, 2005
		(In thousands)
Non-compete employment agreements	2 years	$3,606	3,706
Core deposit intangible assets	7 –15 years	62,975	62,975
Expirations – First MainStreet Insurance	7 years	—	1,477

		66,581	68,158
Accumulated amortization		(16,166)	(13,236)

		$50,415	54,922

Amortization expense for intangible assets for the three months ended March 31, 2006 and 2005 was $2,998,000 and $3,094,000, respectively.

(5)	Borrowings

Borrowed funds include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a line of credit with U.S. Bank National Association. The Company had $57,213,000 and $130,198,000 outstanding under these borrowings at March 31, 2006 and December 31, 2005, with a total commitment of $387,846,000 at March 31, 2006.

At March 31, 2006, borrowings were $57,213,000 and consisted of $33,100,000 and $14,867,000 on a line of credit and term notes at the Federal Home Loan Bank, respectively, $8,234,000 on the U.S. Bank revolving credit agreement, and a $1,012,000 Treasury Tax and Loan note balance.

Our maximum credit allowance for total borrowings at the Federal Home Loan Bank as of March 31, 2006 was $316,846,000. The interest rate on the line of credit varies with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. We have a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70,000,000 revolving credit agreement, as amended, with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, and regulatory capital ratios that permit the Company to qualify as well-capitalized. As of March 31, 2006, the Company had $8.2 million drawn on this line at a rate of 6.05% and was in compliance with all debt covenants, as amended. The interest rate varies based on a spread over the federal funds rate. The line of credit is secured by stock of Guaranty Bank.

(6)	Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 8.6% at March 31, 2006. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2006 (dollars in thousands):

Series	Date Issued	Principal Amount	Maturity Date	Call Date*	Fixed or Variable Rate	Rate Adjuster	Rate at March 31, 2006	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/15/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	7.30%	4/15/2006
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	7.70%	4/15/2006

*	Call date represents the earliest date the Company can call the debentures without penalty.

(7)	Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2006	December 31, 2005
	(In thousands)
Commitments to extend credit	$590,321	634,737
Standby letters of credit	35,780	37,952
Commercial letters of credit	378	472

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

At March 31, 2006 and December 31, 2005, the Company had leverage ratios of 8.45% and 7.97%, Tier 1 risk-weighted capital ratios of 9.38% and 8.83%, and total risk-weighted capital ratios of 10.63% and 10.08%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

(9)	Business Disposition

On March 1, 2006, the Company sold substantially all of the assets of its First MainStreet Insurance, Ltd. subsidiary for $3,215,000 and the release of the Company from certain contractual obligations. The sale of the subsidiary did not result in a gain or loss due to a reallocation of the initial goodwill allocated to First MainStreet Insurance, Ltd. First MainStreet Insurance, Ltd. net income for the three months ended March 31, 2006 of $17,000 is included in income from discontinued operations.

(10)	Assets Held for Sale and Discontinued Operations

Pursuant to the Company’s 2005 decision to sell its Collegiate Peaks subsidiary, the Company classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value as of March 31, 2006 and December 31, 2005. The following tables present the assets and liabilities of Collegiate Peaks that are presented as held for sale in the consolidated balance sheets at March 31, 2006 and December 31, 2005, and the results of operations that are presented in discontinued operations for the three months ended March 31, 2006.

	March 31, 2006	December 31, 2005
	(In thousands)
Assets held for sale:
Cash and cash equivalents	$12,870	$19,869
Investments	17,157	16,647
Loans and leases, net	47,634	48,150
Other intangible assets	3,504	3,528
Goodwill	8,922	8,922
Other assets	907	1,154

Total assets held for sale	$90,994	$98,270

Liabilities associated with assets held for sale:
Deposits	$66,866	$74,069
Securities sold under repurchase agreements	4,440	4,682
Other liabilities	1,797	1,666

Total liabilities associated with assets held for sale	$73,103	$80,417

	Three months Ended March 31,
	2006	2005
	(In thousands)
Interest income	$1,059	$1,081
Noninterest income	91	156
Income from discontinued operations, net of tax	325	177

The Company had a net tax benefit of $123,000 from discontinued operations for the three months ended March 31, 2006.

(11)	Subsequent Event

On August 25, 2005, the Company executed a definitive agreement for the sale of Collegiate Peaks. On April 25, 2006, the Company terminated the definitive agreement. In connection with the termination of the agreement, management of the Company decided to retain Collegiate Peaks as a separately operating bank subsidiary. Beginning in the 2006 second quarter, Collegiate Peaks will not be reflected as discontinued operations, with its assets and liabilities no longer classified as available for sale.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 1, 1A, 6, 7, 7A and 8 of our 2005 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this report or from historical performance.

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses through our bank subsidiaries. At March 31, 2006, those subsidiaries included Guaranty Bank and Trust Company, Centennial Bank of the West, and Collegiate Peaks Bank, which was held for sale at March 31, 2006. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis. We refer to Guaranty Bank and Trust Company as Guaranty Bank, Centennial Bank of the West as CBW, and Collegiate Peaks Bank as Collegiate Peaks. We refer to Guaranty Bank and CBW as the Banks.

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

On October 1, 2005, we consummated our stock-for-stock acquisition of First MainStreet Financial, Ltd., a financial holding company, pursuant to which its wholly owned subsidiary, First MainStreet Bank, N.A., merged with and into CBW. First MainStreet Financial’s insurance agency, First MainStreet Insurance, Ltd., was subsequently sold by us on March 1, 2006. The acquisition of First MainStreet resulted in the issuance of 9,517,727 shares of our common stock. We acquired $245.2 million of loans and $332.8 million of deposits as a result of the First MainStreet acquisition. On November 1, 2005, we completed the acquisition of Foothills Bank, which was merged into Guaranty Bank. Foothills had $90.8 million in loans and deposits of $114.2 million at consummation of the transaction.

On April 25, 2006, we terminated the definitive agreement to sell Collegiate Peaks. The Company intends to retain Collegiate Peaks as a separately operating bank subsidiary.

Results of Operations

The following table summarizes certain key financial results for us for the periods indicated:

	Three Months Ended March 31,
	2006	2005	Change - Favorable (Unfavorable)
	(In thousands, except share data)
Results of Operations:
Interest income	$42,710	$30,043	$12,667
Interest expense	12,803	4,715	(8,088)

Net interest income	29,907	25,328	4,579
Provision for loan losses	—	1,700	1,700

Net interest income after provision for loan losses	29,907	23,628	6,279
Noninterest income	3,112	2,578	534
Noninterest expense	21,740	24,983	3,243

Income before income taxes	11,279	1,223	10,056
Income tax expense	3,990	303	(3,687)

Income from continuing operations	7,289	920	6,369
Income from discontinued operations (net of tax)	140	177	(37)

Net income	$7,429	$1,097	$6,332

Share Data:
Basic earnings per share	$0.13	$0.02	$0.11
Diluted earnings per share	$0.13	$0.02	$0.11
Average shares outstanding	59,057,264	52,332,996	6,724,268
Diluted average shares outstanding	59,240,780	52,332,996	6,907,784

Net income increased to $7.4 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. Several factors significantly contributed to this change in net income. In the first three months of 2005, we incurred a charge of $4.9 million for change of control and retention bonuses related to the December 31, 2004 acquisition of Guaranty Corporation. We recorded a provision for loan losses of $1.7 million in the 2005 first quarter. No provision was taken in the 2006 first quarter based on management’s assessment of the adequacy of the allowance. Our 2006 first quarter net interest income, noninterest income, and noninterest expense categories, when compared to the 2005 first quarter, have all been impacted by the 2005 fourth quarter acquisitions of First MainStreet and Foothills Bank.

Net Interest Income and Net Interest Margin

The three months ended March 31, 2006 resulted in net interest income of $29.9 million, an increase of $4.6 million from the three months ended March 31, 2005. Interest income and interest expense increased due to the rising rate environment and the acquisitions of First MainStreet and Foothills Bank during the 2005 fourth quarter.

Interest income increased $12.7 million, while interest expense increased $8.1 million from the 2005 first quarter. Average interest-earning assets increased by $0.4 billion from March 31, 2005 to $2.2 billion as of March 31, 2006. The acquisitions of First MainStreet and Foothills Bank during the 2005 fourth quarter contributed significantly to increases in interest income, interest expense, and average interest-earning assets.

Our net interest margin declined from 5.6% for the three months ended March 31, 2005 to 5.4% for the three months ended March 31, 2006. The rising interest rate environment led to an increased yield on earning assets and the cost of interest-bearing liabilities. The increase in the cost of funding was greater than the increased yield on earning assets for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, resulting in the decline in our net interest margin.

The average yield on our interest-earning assets increased to 7.8 % for the first quarter 2006 from 6.7% for the 2005 first quarter. The increase in the average yield on the loan portfolio accounts for the majority of this increase, contributing 98 basis points to this ratio.

The average cost on our interest-bearing liabilities increased to 3.1% during the 2006 first quarter from 1.5% during the 2005 first quarter. Interest-bearing deposit costs increased 1.5% from March 31, 2005 to March 31, 2006. Our average cost of interest bearing deposits increased due to the effect of the rising interest rate environment. The rising interest rate environment has also affected the cost of our borrowings, which increased from 3.7% for the three months ended March 31, 2005 to 5.7% for the three months ended March 31, 2006.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of yields earned.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$2,048,380	$40,521	8.02%	$1,642,497	$28,497	7.04%
Investment securities (1):
Taxable	72,893	776	4.32%	98,676	299	1.23%
Tax-exempt	72,933	911	5.07%	37,286	491	5.34%
Equity Securities (4)	28,733	427	6.03%	14,180	171	4.89%
Other earning assets	6,044	75	5.03%	31,280	585	7.58%

Total interest-earning assets	2,228,983	42,710	7.77%	1,823,919	30,043	6.68%

Nonearning assets:
Cash and due from banks	78,425			54,764
Other assets	622,304			513,172

Total assets	$2,929,712			$2,391,855

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$173,758	$152	0.35%	$115,491	$90	0.32%
Money Market	587,737	4,215	2.91%	532,462	1,718	1.31%
Savings	99,187	184	0.75%	84,134	146	0.70%
Time certificates of deposit	612,721	5,603	3.71%	454,302	1,674	1.49%

Total interest-bearing deposits	1,473,403	10,154	2.79%	1,186,389	3,628	1.25%
Borrowings:
Repurchase agreements	23,359	239	4.15%	28,156	150	2.16%
Federal funds purchased	1,436	22	6.21%	3,630	27	3.02%
Subordinated debentures	41,256	847	8.33%	41,945	553	5.35%
Borrowings	136,059	1,541	4.59%	45,196	357	3.20%

Total interest-bearing liabilities	1,675,513	12,803	3.10%	1,305,316	4,715	1.46%

Noninterest bearing liabilities:
Demand deposits	540,189			475,412
Other liabilities	112,620			93,487

Total liabilities	2,328,322			1,874,215
Stockholders’ equity	601,390			517,640

Total liabilities and stockholders’ equity	$2,929,712			$2,391,855

Net interest income		$29,907			$25,328

Net interest margin			5.44%			5.63%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2)	Includes average nonaccrual loans of $17.7 million and $11.6 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Net loan fees of $2.0 million and $2.3 million for the three months ended March 31, 2006 and 2005 are included in the yield computation.

(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$12,024	$4,352	$7,672
Investment securities:
Taxable	477	532	(55)
Tax-exempt	420	(24)	444
Equity Securities	256	47	209
Other earning assets	(510)	(150)	(360)

Total interest income	12,667	4,757	7,910
Interest expense:
Deposits:
Interest-bearing demand	62	12	50
Money Market	2,497	2,302	195
Savings	38	11	27
Time certificates of deposit	3,929	3,180	749
Repurchase agreements	89	109	(20)
Federal funds purchased	(5)	(12)	7
Subordinated debentures	294	303	(9)
Borrowings	1,184	210	974

Total interest expense	8,088	6,115	1,973

Net interest income	$4,579	$(1,358)	$5,937

Provision for Loan Losses

The provision for loan losses represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that in our judgment, is adequate to absorb loan losses inherent in the loan portfolio. In periods when an existing allowance for loan losses is determined to exceed the amount required, the allowance for loan losses is reduced, which decreases the charge to earnings through the provision for loan losses. When an existing allowance for loan losses is deemed to be understated, an additional provision is recorded, resulting in an additional charge to earnings through the provision for loan losses.

During the 2005 first quarter, we recorded a provision for loan loss of $1.7 million. During the same period of 2006, no provision was recorded. The provision taken in 2005 was primarily due to the deterioration of a commercial loan, requiring a provision of $0.9 million. In addition, in 2005 we recorded an additional provision of $0.4 million for conditions affecting our residential real estate portfolio.

Noninterest Income

The following table presents the major categories of noninterest income:

	Three months Ended March 31,
	2006	2005	Increase (Decrease)
		(In thousands)
Customer service and other fees	$2,632	$1,929	$703
Gain (loss) on sale of securities	(5)	23	(28)
Gain on sale of loans	314	370	(56)
Gain (loss) on sale of assets	(91)	246	(337)
Other	262	10	252

Total noninterest income	$3,112	$2,578	$534

For the three months ended March 31, 2006, noninterest income was $3.1 million compared to $2.6 million for the three months ended March 31, 2005.

Service charges and fees related to deposits contributed $0.7 million to the increase from the 2005 first quarter, with $0.3 million reflecting the result of the 2006 implementation of a new service charge program. The primary driver of the remaining service charges and fees increase was the 2005 fourth quarter acquisitions of First MainStreet and Foothills Bank. Other noninterest income increased primarily as the result of the $0.2 million sale of our CBW merchant credit card servicing rights during the 2006 first quarter. Partially offsetting these increases to noninterest income was a net reduction in the gain on sale of assets of $0.3 million. During the 2005 first quarter, we recorded a gain on sale of assets of $0.2 million and during the 2006 first quarter, we incurred a loss on sale of assets of $0.1 million.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three months Ended March 31,
	2006	2005	Increase (Decrease)
		(In thousands)
Salaries and employee benefits	$11,435	$10,308	$1,127
Occupancy expense	2,052	1,628	424
Furniture and equipment	1,165	785	380
Amortization of intangible assets	2,998	3,094	(96)
Merger, acquisition and transition expenses	88	4,922	(4,834)
Other general and administrative	4,002	4,246	(244)

Total noninterest expense	$21,740	$24,983	$(3,243)

Noninterest expense declined $3.2 million from the three months ended March 31, 2005 to $21.7 million for the three months ended March 31, 2006. The primary cause of this decrease was merger, acquisition and transition expenses of $4.9 million incurred in the 2005 first quarter. The 2005 first quarter merger, acquisition and transition expenses reflected the acquisition and transition costs associated with the 2004 purchases of our predecessor and Guaranty Corporation, including the payment of severance and retention bonuses. The 2006 first quarter expenses reflected the remaining integrations associated with the First MainStreet and Foothills Bank acquisitions. Salaries and employee benefits, occupancy expense, and furniture and equipment expense increased by $1.9 million, primarily due to the additional employees and facilities acquired in the First MainStreet and Foothills Bank acquisitions.

Financial Condition

The following sets forth certain key consolidated balance sheet data:

	At March 31, 2006	At December 31, 2005	Increase (Decrease)
	(In thousands)
Net loans (including loans held for sale)	$1,983,882	$2,046,938	$(63,056)
Total assets	2,916,510	2,980,757	(64,247)
Deposits	2,077,076	2,048,352	28,724

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

	March 31, 2006	December 31, 2005	Increase (Decrease)	% Change
	(In thousands)
Real estate - mortgage	$946,202	$934,044	$12,158	1.3%
Real estate - construction	221,368	251,648	(30,280)	(12.0)%
Commercial	702,556	724,929	(22,373)	(3.1)%
Agricultural	57,054	71,707	(14,653)	(20.4)%
Consumer	56,986	63,121	(6,135)	(9.7)%
Leases receivable and other	25,714	27,004	(1,290)	(4.8)%

Total gross loans	2,009,880	2,072,453	(62,573)	(3.0)%
Less: allowance for loan losses	(26,999)	(27,475)	476	(1.7)%
Unearned discount	(4,729)	(4,860)	131	(2.7)%

Net Loans	$1,978,152	$2,040,118	$(61,966)	(3.0)%

Loans held for sale at lower of cost or market	$5,730	$6,820	$(1,090)	(16.0)%

As of March 31, 2006, our loan portfolio held for investment was $2.0 billion, reflecting a $62.0 million decrease from December 31, 2005. This decline in the loan portfolio was primarily due to the increased pace of loan repayments in our commercial and construction real estate portfolio. Our agricultural loan portfolio has declined due to increased competition. In addition to the loans balances listed above, we had $20.0 million of loans structured as a security and recorded as a security on the balance sheet at March 31, 2006 and December 31, 2005.

Our loans held for sale decreased slightly from $6.8 million at December 31, 2005 to $5.7 million as of March 31, 2006. Our portfolio of loans held for sale is made up of residential mortgage loans. The majority of this decrease is the result of increasing mortgage rates. The increasing rate environment put downward pressure on the demand for residential mortgage, reducing the mortgage originations.

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

	At or for the:
	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Change from December 31, 2005
Nonaccrual loans	$28,746	$29,608	$(862)
Accruing loans past due 90 days or more	1	131	(130)
Other real estate owned	1,267	1,465	(198)

Total nonperforming assets	$30,014	$31,204	$(1,190)

Nonperforming loans	$28,747	$29,739	$(992)
Other impaired loans	11,841	20,551	(8,710)

Total impaired loans	$40,588	$50,290	$(9,702)
Allocated allowance for loan losses	(9,296)	(10,360)	1,064

Net investment in impaired loans	$31,292	$39,930	(8,638)

Charged-off loans	$(1,091)	$(5,541)	$4,450
Recoveries	615	1,457	(842)

Net charge-off loans	$(476)	$(4,084)	$3,608

Allowance for loan losses to loans, net of deferred fees and costs	1.35%	1.33%	0.02%
Allowance for credit losses to loans, net of deferred fees and costs	1.38%	1.36%	0.02%
Allowance for loan losses to nonaccrual loans	93.92%	92.80%	1.13%
Allowance for credit losses to nonaccrual loans	96.42%	95.22%	1.20%
Allowance for loan losses to nonperforming assets	89.95%	88.05%	1.91%
Allowance for loan losses to impaired loans	66.52%	54.63%	11.89%
Allowance for credit losses to nonperforming assets	92.35%	90.35%	2.00%
Nonperforming assets to loans, net of deferred fees and costs, and other real estate owned	1.50%	1.51%	(0.01)%
Annualized net charge-offs to average loans	(0.09)%	(0.23)%	0.14%
Nonaccrual loans to loans, net of deferred fees and costs	1.43%	1.43%	0.00%

Nonaccrual loans decreased by $0.9 million to $28.7 million at March 31, 2006 from $29.6 million at December 31, 2005, primarily due to pay-downs on three loans during the 2006 first quarter. Additionally, several nonaccrual loans were charged off during the first quarter for $0.8 million. These decreases in nonaccrual balances were offset by the downgrade of several smaller loans during the first quarter. The largest loan transferred to nonaccrual status was a $0.8 million real estate loan that was acquired with the purchase of Foothills Bank. In addition, $3.3 million of commercial and real estate loans were transferred to nonaccrual status during the quarter, each with a balance of $0.5 million or less.

Compared to December 31, 2005, other real estate owned decreased $0.2 million from $1.5 million to $1.3 million as of March 31, 2006. However, as the Company goes through the process of working out its existing nonaccrual loans, it expects other real estate owned to increase.

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

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating an allowance for probable losses on other loans. The specific allowance for impaired loans and the remaining allowance are combined to determine the required allowance for loan losses. The amount calculated is compared to the actual allowance for loan losses and adjustments are recorded through the provision for loan losses.

Three Months Ended March 31, 2006
(In thousands)
Balance, December 31, 2005	$27,475

Loan charge-offs:
Real estate - mortgage	523
Real estate - construction	10
Commercial	442
Agricultural	21
Consumer	23
Lease receivable and other	72

Total loan charge offs	1,091

Recoveries:
Real estate - mortgage	44
Real estate - construction	34
Commercial	483
Agricultural	—
Consumer	53
Lease receivable and other	1

Total loan recoveries	615

Net loan charge-offs	(476)
Provision for loan losses	—

Balance, March 31, 2006	$26,999

The allowance for loan losses of $27.0 million at March 31, 2006 represented 1.4% of total loans and 93.9% of nonperforming loans as of that date. At December 31, 2005, the allowance for loan losses of $27.5 million was 1.3% of the 2005 average loans held for investment and 92.4% of nonperforming loans. The expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Nonperforming loans with high collateral value to loan value require a relatively smaller reserve than uncollateralized loans or loans with minimal collateral coverage. At March 31, 2006, our nonperforming loans continued to have estimated collateral values in relation to loan values that allow for an allowance to nonperforming loan ratio of less than 100%.

Investment Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005	Increase (Decrease)	% Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$10,026	$13,076	$(3,050)	(30.4)%
U.S. Government agencies	5,361	5,367	(6)	(0.1)%
Obligations of states and political subdivisions	72,644	72,893	(249)	(0.3)%
Mortgage backed securities	46,012	50,043	(4,031)	(8.8)%
Marketable equity securities	1,703	1,702	1	0.1%

Total securities available-for-sale	$135,746	$143,081	$(7,335)	(5.4)%

Securities held-to-maturity:
Mortgage-backed	$5,782	$5,798	$(16)	(0.3)%

Bank stocks, at cost	$30,135	$26,874	$3,261	10.8%

The carrying value of our investment securities at March 31, 2006 was $171.7 million, compared to December 31, 2005 of $175.8 million. The decrease in the portfolio is due to the maturity of several U.S. Treasury securities with a principal balance of $3.0 million and $4.0 million of maturities and paydowns on mortgage backed securities. These maturities were offset by an increase of $3.3 million in bank stocks. Additional Federal Reserve Bank stock was purchased based on the increase in capital and surplus at Centennial Bank of the West after the acquisition of First MainStreet. At March 31, 2006 and December 31, 2005, $20.0 million of loans structured as a security were reflected as securities available-for-sale.

Deposits

At the end of the 2006 first quarter, deposits were $2.1 billion, which reflects an increase of $28.7 million from December 31, 2005. As of March 31, 2006, deposits increased $410.3 million, or 25%, over the 2005 first quarter. The acquisitions of First MainStreet and Foothills Bank contributed $447.0 million in deposits.

	At March 31, 2006		At December 31, 2005
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$592,509	28.53%	$593,811	28.99%
Interest bearing demand	186,493	8.98%	160,283	7.82%
Money market	620,228	29.86%	561,747	27.42%
Savings	98,379	4.74%	99,496	4.86%
Time	579,467	27.89%	633,015	30.91%

	$2,077,076	100.00%	$2,048,352	100.00%

Borrowings and Subordinated Debentures

At March 31, 2006, our outstanding borrowings were $57.2 million. These borrowings consisted of $33.1 million and $14.9 million on a line of credit and term notes at the Federal Home Loan Bank, respectively, $8.2 million on a U.S. Bank revolving credit agreement, and a $1.0 million Treasury Tax and Loan balance.

Our maximum credit allowance for total borrowings at the Federal Home Loan Bank as of March 31, 2006 was $316.8 million. The interest rate on the line of credit varies with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. We have a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement, as amended, with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that permit the Company to qualify as well-capitalized. As of March 31, 2006, the Company had $8.2 million drawn on this line at a rate of 6.05% and was in compliance with all debt covenants, as amended. The interest rate varies based on a spread over the federal funds rate. The line of credit is secured by stock of Guaranty Bank. U.S. Bank performs various banking services for the Company for which they receive usual and customary fees.

At March 31, 2006, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 8.6%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high-risk loans, and adding the products together.

At March 31, 2006, the Company had a leverage ratio of 8.45%, Tier 1 risk-weighted capital ratio of 9.38% and total risk-weighted capital ratio of 10.63%. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2006	December 31, 2005
	(In thousands)
Commitments to extend credit	$590,321	$634,737
Standby letters of credit	35,780	37,952
Commercial letters of credit	378	472

Totals	$626,479	$673,161

Liquidity

Based on our existing business plan, we believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

We rely on dividends from our Banks as a primary source of liquidity for the holding company. We plan to continue to utilize the available dividends from the Banks for holding company operations, subject to regulatory and other restrictions. In general, the Banks are able to dividend earnings to the holding company, subject to the Banks maintaining a well-capitalized ratio. We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

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

Liquid assets represented approximately 8.6% of total assets at March 31, 2006. We believe that if the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank, could be employed to meet those current and presently anticipated funding needs.

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

Allowance for Loan Losses — The loan portfolio is the largest category of assets on our balance sheets. We determine probable losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Investment in Debt and Equity Securities — We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position and results of operations. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

Impairment of Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is evaluated for impairment annually, unless there are factors present that may be indicative of a potential impairment, in which case, a goodwill impairment test is performed more frequently than annually. The first step in testing for impairment is to determine the fair value of each reporting unit. If the carrying amount of any reporting unit exceeds its fair value, an impairment to goodwill is recorded. The evaluation of goodwill involves estimations of discount rates, the timing of projected future cash flows, and utilization of market based valuation techniques. The assumptions used in the evaluation of goodwill are subject to change with changes in economic conditions and other factors. Changes in assumptions used to evaluate this intangible asset affect its value and could have a material adverse impact on our results of operations.

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to our unaudited condensed consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

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

Gap Analysis — A traditional measure of a financial institution’s interest rate risk is the static gap analysis. Traditional gap analysis calculates the dollar amount of mismatches between assets and liabilities, at certain time periods, whose interest rates are subject to repricing at their contractual maturity date or repricing period. A static gap is the difference between the amount of assets and liabilities that are expected to mature or re-price within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At March 31, 2006, we had a negative gap of $7.5 million, or (0.3)% of our total assets, that would be subject to repricing within one year, with a total positive gap of $572.4 million, or 19.6% of our total assets. The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest-bearing liabilities as of March 31, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date:

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Nonrate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$36,622	$—	$—	$—	$—	$36,622
Investment securities	27,120	21,761	28,933	63,714	30,135	171,663
Loans, gross	1,177,929	237,260	454,856	112,743	28,093	2,010,881
All other assets	37,860	9,330	20,928	7,314	621,912	697,344

Totals	$1,279,531	$268,351	$504,717	$183,771	$680,140	$2,916,510

Deposits	$1,070,227	$346,449	$66,916	$—	$593,484	$2,077,076
Assets under repurchase agreements and federal funds purchases	26,158	—	—	—	—	26,158
Borrowings	48,979	8,234	—	—	—	57,213
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	46,049	9,266	410	—	55,715	111,440
Stockholders’ equity	—	—	—	—	603,384	603,384

Totals	$1,191,413	$363,949	$67,326	$41,239	$1,252,583	$2,916,510

Period gap	88,118	(95,598)	437,392	142,532	(572,443)
Cumulative gap	88,118	(7,480)	429,912	572,444
Cumulative rate sensitive gap %	3.0%	-0.3%	14.7%	19.6%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

On July 22, 2005 and August 18, 2005, two separate but similar actions were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are in excess of $13.1 million. In a series of preliminary rulings in April 2006, the District Court dismissed a number of the claims representing alleged damages in excess of $1.0 million. We intend to file dispositive motions to address both liability and damage aspects of the investors’ complaints. We will continue to vigorously defend these actions.

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

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the 2006 first quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans at the End of the Period
January 1 to January 31, 2006	N/A	N/A	N/A	N/A
February 1 to February 28, 2006	N/A	N/A	N/A	N/A
March 1 to March 31, 2006	288,600	$11.60	288,600	2,711,400

Total	288,600	$11.60	288,600	2,711,400

(1)	No shares were purchased other than as part of a publicly announced plan.

(2)	On March 2, 2006, we announced a stock repurchase program to repurchase up to 3,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On April 25, 2006, the Company amended its 2005 Stock Incentive Plan to not allow option or award repricing unless the Company obtains stockholder approval.

On May 11, 2006, the Company entered into Amendment No. 2 to the Revolving Credit Agreement with U.S. Bank National Association to eliminate the loan loss reserve financial covenant.

David C. Boyles, President and Chief Operating Officer and director of the Company, has stated that he intends to retire by December 31, 2006, the end of the term of his employment agreement. The Company is in the process of planning an orderly management transition.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated 2005 Stock Incentive Plan.

10.2	Amendment No. 2 to Revolving Credit Agreement, dated as of May 11, 2006, between U.S. Bank National Association and the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer