Form 10-Q
period 2006-06-30
Centennial Bank Holdings, Inc.
filed 2006-08-14
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No   ☒

As of August 7, 2006 there were 58,713,782 shares of the registrant’s common stock outstanding, including 1,789,451 shares of unvested stock grants.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact.

•	Changes in the level of nonperforming assets and charge-offs.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation and interest rate, securities market and monetary fluctuations.

•	Political instability, acts of war or terrorism and natural disasters.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	Acquisitions of acquired businesses and greater than expected costs or difficulties related to the integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

•	The effect of changes in laws and regulations with which we and our subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in our organization, compensation and benefit plans.

•	The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We do not intend to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands, except for share data)
Assets
Cash and due from banks	$86,038	$88,815
Interest bearing deposits at banks	35	37
Federal funds sold	4,626	10,090

Cash and cash equivalents	90,699	98,942

Securities available for sale, at fair value	170,433	143,081
Securities held to maturity (fair value of $6,719 and $5,686 at June 30, 2006 and December 31, 2005, respectively)	7,012	5,798
Bank stocks, at cost	30,265	26,874

Total investments	207,710	175,753

Loans held for sale	4,588	6,820
Loans, net of unearned discount	1,927,222	2,067,593
Less allowance for loan losses	(25,297)	(27,475)

Net loans	1,906,513	2,046,938

Premises and equipment, net	76,604	73,429
Goodwill	391,346	392,507
Other intangible assets, net	47,417	54,922
Other assets	35,582	39,996
Assets held for sale	94,410	98,270

Total assets	$2,850,281	$2,980,757

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$528,943	$593,811
Interest-bearing demand	810,686	722,030
Savings	94,480	99,496
Time	563,945	633,015

Total deposits	1,998,054	2,048,352
Securities sold under agreements to repurchase and federal fund purchases	30,371	44,399
Borrowings	76,376	130,198
Subordinated debentures	41,239	41,275
Interest payable and other liabilities	30,759	37,368
Liabilities associated with assets held for sale	77,518	80,417

Total liabilities	2,254,317	2,382,009

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 63,733,702 shares issued, 59,189,674 shares outstanding at June 30, 2006 (includes 1,565,343 shares of unvested stock); 63,159,692 shares issued, 60,403,764 shares outstanding at December 31, 2005 (includes 1,278,631 shares of unvested stock)	64	63
Additional paid-in capital	613,596	612,089
Retained earnings	31,633	18,478
Accumulated other comprehensive income (loss)	(475)	93
Treasury stock, at cost	(48,854)	(31,975)

Total stockholders’ equity	595,964	598,748

Total liabilities and stockholders’ equity	$2,850,281	$2,980,757

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share data)
Interest income:
Loans, including fees	$40,644	$30,583	$81,165	$59,080
Investment securities:
Taxable	718	696	1,494	1,373
Tax-exempt	1,055	591	1,966	1,083
Dividends	433	199	860	369
Federal funds sold and other	116	299	191	506

Total interest income	42,966	32,368	85,676	62,411

Interest expense:
Deposits	11,533	4,765	21,680	8,393
Federal funds purchased and repurchase agreements	293	267	554	444
Subordinated debentures	901	596	1,748	1,170
Borrowings	851	870	2,399	1,206

Total interest expense	13,578	6,498	26,381	11,213

Net interest income	29,388	25,870	59,295	51,198
Provision for credit losses	—	—	—	1,700

Net interest income, after provision for loan losses	29,388	25,870	59,295	49,498
Noninterest income:
Customer service and other fees	2,993	1,993	5,625	3,922
Gain (loss) on sale of securities	—	(14)	(5)	9
Other	612	360	1,097	986

Total noninterest income	3,605	2,339	6,717	4,917
Noninterest expense:
Salaries and employee benefits	12,082	10,088	23,517	20,396
Occupancy expense	1,994	1,660	4,046	3,288
Furniture and equipment	1,231	881	2,396	1,666
Amortization of intangible assets	2,999	3,095	5,997	6,189
Merger, acquisition and transition expenses	1,539	2,762	1,627	5,448
Other general and administrative	5,159	2,731	9,161	9,213

Total noninterest expense	25,004	21,217	46,744	46,200

Income before income taxes	7,989	6,992	19,268	8,215
Income tax expense	2,612	2,431	6,602	2,734

Income from continuing operations	5,377	4,561	12,666	5,481
Income (loss) from discontinued operations, net of tax	349	(971)	489	(794)

Net income	$5,726	$3,590	$13,155	$4,687

Earnings (loss) per share–basic:
Income from continuing operations	$0.09	$0.09	$0.22	$0.10
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	—	(0.01)
Net income	0.10	0.07	0.22	0.09
Earnings (loss) per share–diluted:
Income from continuing operations	$0.09	$0.09	$0.22	$0.10
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	—	(0.01)
Net income	0.10	0.07	0.22	0.09
Weighted average shares outstanding-basic	58,053,314	52,179,857	58,552,516	52,256,172
Weighted average shares outstanding-diluted	58,352,355	52,179,857	58,849,243	52,256,172

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$5,726	$3,590	$13,155	$4,687
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on securities available for sale	(422)	538	(568)	825

Comprehensive income	$5,304	$4,128	$12,587	$5,512

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$13,155	$4,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	1,700
Stock compensation	1,508	—
Depreciation and amortization	9,009	8,009
Loss (gain) on sale of securities	5	(9)
Loss (gain) on sale of loans	(545)	(626)
Loss (gain) on sale of real estate owned and assets	(50)	(348)
Loss on discontinued operations	201	1,244
Other	(173)	(117)
Proceeds from sales of loans held for sale	39,711	47,185
Originations of loans held for sale	(36,935)	(45,287)
Net change in:
Accrued interest receivable and other assets	8,835	(9,521)
Accrued interest payable and other liabilities	(6,182)	5,095

Net cash provided by operating activities	28,554	12,012

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	20,652	100,252
Purchases	(53,735)	(108,064)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	10	130
Loan originations and principal collections, net	137,316	(79,629)
Proceeds from sales of foreclosed assets	1,213	3,290
Proceeds from sales of premises and equipment	189	1,889
Additions to premises and equipment	(6,035)	(4,806)
Proceeds from sale of subsidiary	1,835	—

Net cash provided (used) by investing activities	101,445	(86,938)

Cash flows from financing activities:
Net change in deposits	(54,817)	(88,945)
Net change in short-term borrowings	(53,545)	90,907
Repayment of long-term debt	(265)	31,267
Net change in federal funds purchased and repurchase agreements	(12,480)	23,806
Repurchase of common stock	(17,135)	(4,659)

Net cash provided (used) by financing activities	(138,242)	52,376

Net change in cash and cash equivalents	(8,243)	(22,550)
Cash and cash equivalents, beginning of period	98,942	90,927

Cash and cash equivalents, end of period	$90,699	$68,377

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$27,002	$11,369
Income taxes paid	10,933	1,044
Supplemental disclosure of non-cash activities:
Loans transferred to other real estate owned	524	1,770

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2006, those subsidiaries were Guaranty Bank and Trust Company, Centennial Bank of the West, and Collegiate Peaks Bank, referred to as Guaranty Bank, CBW, and Collegiate Peaks, respectively. Collegiate Peaks was held for sale as of June 30, 2006. Reference to “Banks” means Guaranty Bank and CBW, and “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks, Collegiate Peaks and First MainStreet Insurance, which was sold on March 1, 2006.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, deferred tax assets and liabilities, and the initial valuation and periodic evaluation for impairment of goodwill and other intangible assets.

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

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for grants of stock options, restricted stock awards, restricted stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. The Company accounts for the equity-based compensation using the provisions of SFAS No. 123R, Share-Based Payment. The Company recognizes services received in a share-based payment transaction as services are received. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award (as determined by quoted market prices). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The stock compensation expense recognized reflects estimated forfeitures, as adjusted as necessary based on actual forfeitures. The Company recognized $807,000 and $1,508,000 in compensation expense for services rendered for the three and six months ended June 30, 2006. The Company had no equity-based awards for the six months ended June 30, 2005. At June 30, 2006, the Company had a total of 1,565,343 unvested restricted shares of stock issued. At June 30, 2006, there was $11,342,000 of unrecognized compensation costs related to unvested share-based compensation granted under the Plan. That costs is expected to be recognized over a weighted-average period of 5.0 years.

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2005	1,278,631	$10.88
Awarded	574,010	10.96
Forfeited	(254,500)	10.86
Vested	(32,798)	10.50

Outstanding at June 30, 2006	1,565,343	$10.91

(g)	Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

(2)	Securities

The amortized cost and estimated fair value of debt securities are as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$7,036	—	(37)	6,999
U.S. government agencies	5,408	—	(62)	5,346
State and municipal	113,521	1,019	(359)	114,181
Mortgage-backed	43,692	10	(1,520)	42,182
Marketable equity securities	1,719	6	—	1,725

Securities available for sale	$171,376	1,035	(1,978)	170,433

Securities held to maturity:
Mortgage-backed	$7,012	—	(293)	6,719

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$13,165	—	(89)	13,076
U.S. government agencies	5,391	—	(24)	5,367
State and municipal	72,110	949	(166)	72,893
Mortgage-backed	50,797	29	(783)	50,043
Marketable equity securities	1,697	5	—	1,702

Securities available for sale	$143,160	983	(1,062)	143,081

Securities held to maturity:
Mortgage-backed	$5,798	—	(112)	5,686

Certain individual securities have been in a continuous unrealized loss position for 12 months or longer at June 30, 2006. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. The Company has concluded that the continuous unrealized loss position of 12 months or longer is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, an impairment was not recognized in our consolidated statements of income.

(3)	Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$854,826	$863,658
Construction	214,254	251,648
Equity lines of credit	64,355	70,386
Commercial loans	664,202	724,929
Agricultural loans	52,897	71,707
Lease financing	1,101	677
Installment loans to individuals	54,955	63,121
Overdrafts	1,993	2,006
SBA and other	23,376	24,321

	1,931,959	2,072,453
Less:
Allowance for loan losses	(25,297)	(27,475)
Net of unearned discount	(4,737)	(4,860)

	$1,901,925	2,040,118

Loans available for sale	$4,588	$6,820

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

Six Months Ended June 30, 2006
(In thousands)
Balance, beginning of period	$27,475
Provision for (recovery on) loan losses	(283)
Loans charged off	(3,103)
Recoveries on loans previously charged-off	1,208

Balance, end of period	$25,297

A summary of transactions in the allowance for losses on unfunded commitments for the period indicated is as follows:

Six Months Ended June 30, 2006
(In thousands)
Balance, beginning of period	$718
Provision for losses on unfunded commitments	283

Balance, end of period	$1,001

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2006	December 31, 2005
	(In thousands)
Impaired loans with a specific valuation allowance	$14,534	$44,267
Impaired loans without a specific valuation allowance	32,400	6,023

Total impaired loans	$46,934	$50,290

Valuation allowance related to impaired loans	$5,685	$10,360

Average investment in impaired loans	$45,909	$38,425

Interest income of $2,087,000 was recognized on impaired loans during the six months ended June 30, 2006. At June 30, 2006 and December 31, 2005, nonaccrual loans were $30,684,000 and $29,608,000, respectively.

(4)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase combinations are tested for impairment no less frequently than annually.

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired.

The changes in the carrying amount of goodwill for the periods ended June 30, 2006 and December 31, 2005 are as follows:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
	(In thousands)
Balance, beginning of period	$392,507	$328,185
Goodwill acquired on October 1, 2005	—	46,258
Goodwill acquired on November 1, 2005	—	14,623
Goodwill associated with disposal of subsidiary (Note 10)	(1,161)	—
Adjustment to goodwill-increase related to income taxes	—	3,441

Balance, end of period	$391,346	$392,507

With respect to the year ended December 31, 2005, the Company revised its estimated value for its discontinued operations in the second quarter of 2005 based on additional information available related to the sale of Collegiate Peaks. At that time, the Company determined that, upon consummation of the sale, it would have an estimated tax liability associated with the sale of Collegiate Peaks, resulting in additional goodwill of $3,441,000.

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

	Useful life	June 30, 2006	December 31, 2005
		(In thousands)
Noncompete employment agreements	2 years	$3,606	$3,706
Core deposit intangible assets	7 – 15 years	62,975	62,975
Expirations – First MainStreet Insurance	7 years	—	1,477

		66,581	68,158
Accumulated amortization		(19,164)	(13,236)

		$47,417	$54,922

Amortization expense for intangible assets for the six months ended June 30, 2006 and 2005 was $5,997,000 and $6,189,000, respectively.

(5)	Borrowings

Borrowings include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a revolving credit agreement with U.S. Bank National Association. The Company had $76,376,000 and $130,198,000 outstanding under these obligations at June 30, 2006 and December 31, 2005, with a total available commitment of $388,655,000 at June 30, 2006.

At June 30, 2006, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank, of $49,900,000 and $14,738,000, respectively, $10,964,000 under the U.S. Bank revolving credit agreement and a $774,000 Treasury Tax and Loan note balance.

The maximum allowable balance for borrowing at the Federal Home Loan Bank at June 30, 2006 was $317,655,000. The interest rate on the line of credit varies with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities serves as collateral for these borrowings.

The Company has a $70 million revolving credit agreement with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that require the Company to qualify as well-capitalized. The interest rate on this revolving credit agreement, which varies based on a spread over the federal funds rate, was 6.6% at June 30, 2006. The Company was in compliance with all debt covenants at quarter end. This agreement is secured by Guaranty Bank stock.

(6)	Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 and $41,275,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 8.9% and 8.3% at June 30, 2006 and December 31, 2006. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2006 (dollars in thousands):

Series	Date Issued	Principal Amount	Maturity Date	Call Date*	Fixed or Variable Rate	Rate Adjuster	Rate at June 30, 2006	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/15/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	7.72%	7/15/2006
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	8.17%	7/15/2006

*	Call date represents the earliest date the Company can call the debentures without penalty.

(7)	Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2006	December 31, 2005
	(In thousands)
Commitments to extend credit	$594,321	$634,737
Standby letters of credit	36,263	37,952
Commercial letters of credit	318	472

	$630,902	$673,161

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

The Company enters into commercial letters of credit on behalf of its customers, which authorize a third party to draw drafts on the Company up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Company to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

(8)	Capital Ratios

At June 30, 2006 and December 31, 2005, the Company had leverage ratios of 8.56% and 7.97%, Tier 1 risk-weighted capital ratios of 9.41% and 8.83%, and total risk-weighted capital ratios of 10.64% and 10.08%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

(9)	Merger, Acquisition and Transition Expenses

The Company recorded merger, acquisition, and transition expenses of $1,539,000 and $1,627,000 for the three and six months ended June 30, 2006, respectively, and included $1,425,000 of contractual severance obligations associated with the management transition announced in May 2006.

(10)	Assets Held for Sale and Discontinued Operations

Business Disposition — Discontinued Operations

On March 1, 2006, the Company sold substantially all of the assets of its First MainStreet Insurance, Ltd. subsidiary for $3,215,000, of which $1,835,000 was paid in cash at closing, and the release of the Company from certain contractual obligations. The sale of the subsidiary did not result in a gain or loss due to a reallocation of the initial goodwill allocated to First MainStreet Insurance, Ltd. First MainStreet Insurance, Ltd. net income for the period from January 1, 2006 to March 1, 2006 of $17,000 is included in income from discontinued operations for the three months ended March 31, 2006 and six months ended June 30, 2006.

Assets Held for Sale

On June 19, 2006, the Company signed a definitive agreement to sell Collegiate Peaks to a new group of investors. This agreement follows the August 25, 2005 definitive agreement for the sale of Collegiate Peaks that was terminated on April 25, 2006. Pursuant to the Company’s 2005 decision to sell Collegiate Peaks, the Company classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value as of June 30, 2006 and December 31, 2005. The following tables present the assets and liabilities of Collegiate Peaks that are presented as held for sale in the consolidated balance sheets at June 30, 2006 and December 31, 2005, and the results of operations that are presented in discontinued operations for the six months ended June 30, 2006 and June 30, 2005.

	June 30, 2006	December 31, 2005
	(In thousands)
Assets held for sale:
Cash and cash equivalents	$14,703	$19,869
Investments	16,997	16,647
Loans and leases, net	49,544	48,150
Other intangible assets	3,481	3,528
Goodwill	8,922	8,922
Other assets	763	1,154

Total assets held for sale	$94,410	$98,270

Liabilities associated with assets held for sale:
Deposits	$69,703	$74,069
Securities sold under repurchase agreements	6,230	4,682
Other liabilities	1,585	1,666

Total liabilities associated with assets held for sale	$77,518	$80,417

	Six Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)
Interest income	$2,646	$2,248
Noninterest income	187	216
Net income	681	450

Income from Discontinued Operations

The income from discontinued operations consisted of the following:

Six Months Ended June 30, 2006
(In thousands)
Net income – First MainStreet Insurance, Ltd.	$17
Net income – Collegiate Peaks	681
Impairment of Collegiate Peaks assets	(325)
Tax benefit	124
Intercompany elimination	(8)

Income from discontinued operations	$489

(11)	Contingencies

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted in part our motion for summary judgment and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. On November 21, 2005, the District Court summarily denied the trustees’ motion. We continue to vigorously contest the remaining claims, which amount to approximately $2.8 million, approximately $2.5 million of which relate to overdraft-related claims and approximately $0.3 million of which relate to preferential transfer claims. We have established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

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

At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations. To the extent that these suits are not settled or dismissed, the Company will incur ongoing legal costs, to the extent such legal costs will not be covered by insurance, that could have an adverse impact on our results of operations.

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

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses, through our bank subsidiaries. At June 30, 2006, those subsidiaries included Guaranty Bank and Trust Company, Centennial Bank of the West, and Collegiate Peaks Bank, which was held for sale at June 30, 2006. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis. We refer to Guaranty Bank and Trust Company as Guaranty Bank, Centennial Bank of the West as CBW, and Collegiate Peaks Bank as Collegiate Peaks. We refer to Guaranty Bank and CBW as the Banks.

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

On June 19, 2006, the Company signed a definitive agreement to sell Collegiate Peaks to a new group of management-led investors. This agreement follows the August 25, 2005 definitive agreement for the sale of Collegiate Peaks that was terminated on April 25, 2006. Pursuant to the Company’s 2005 decision to sell Collegiate Peaks, the Company classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value as of June 30, 2006 and December 31, 2005.

Results of Operations

The following table summarizes certain key financial results for us for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change - Favorable (Unfavorable)	2006	2005	Change - Favorable (Unfavorable)
(In thousands, except share data)
Results of Operations:
Interest income	$42,966	$32,368	$10,598	$85,676	$62,411	$23,265
Interest expense	13,578	6,498	(7,080)	26,381	11,213	(15,168)

Net interest income	29,388	25,870	3,519	59,295	51,198	8,097
Provision for loan losses	—	—	—	—	1,700	1,700

Net interest income after provision for loan losses	29,388	25,870	3,519	59,295	49,498	9,797
Noninterest income	3,605	2,339	1,267	6,717	4,917	1,800
Noninterest expense	25,004	21,217	(3,787)	46,744	46,200	(544)

Income before income taxes	7,989	6,992	999	19,268	8,215	11,053

Income tax expense	2,612	2,431	(182)	6,602	2,734	(3,868)

Income from continuing operations	5,377	4,561	817	12,666	5,481	7,185
Income (loss) from discontinued operations (net of tax)	349	(971)	1,319	489	(794)	1,283

Net income	$5,726	$3,590	$2,136	$13,155	$4,687	$8,468

Share Data:
Basic earnings per share	$0.10	$0.07	$0.03	$0.22	$0.09	$0.13
Diluted earnings per share	$0.10	$0.07	$0.03	$0.22	$0.09	$0.13
Average shares outstanding	58,053,314	52,179,857	5,873,457	58,552,516	52,256,172	6,296,344
Diluted average shares outstanding	58,352,355	52,179,857	6,172,498	58,849,243	52,256,172	6,593,071

Net income for the three and six month periods ended June 30, 2006 reflected increases over the same prior year periods by $2.1 million and $8.5 million. Several factors significantly contributed to this increase in net income. In the first quarter 2005, we incurred a charge of $4.9 million for change of control and retention bonuses related to the December 31, 2004 acquisition of Guaranty Corporation. We recorded a provision for loan losses of $1.7 million in the first quarter 2005. No provision was taken in the 2006 first or second quarters based on management’s assessment of the adequacy of our allowance for loan loss. Our 2006 net interest income, noninterest income, and noninterest expense categories, when compared to 2005, have all been impacted by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank.

Net Interest Income and Net Interest Margin

Net interest income, which is our primary source of revenue, represents the difference between interest earned on assets and interest paid on liabilities. The interest rate spread is the difference between the yield on our interest bearing assets and liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(Dollars in thousands)
Net interest income	$29,388	$29,907	$30,797	$25,873	$25,870
Interest rate spread	4.66%	4.67%	4.54%	4.72%	5.06%
Net interest margin	5.51%	5.44%	5.39%	5.41%	5.63%

Our net interest income has declined for the first two quarters of 2006 from the fourth quarter 2005. The decline in net interest income has been caused in part by a contraction in our loan portfolio. Our net interest margin has improved in the first two quarters of 2006 from the fourth quarter 2005 due mainly to continued increases in our prime lending rate in response to the rise in market interest rates combined with our disciplined approach to deposit pricing.

The following tables present, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages. Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

	Quarter Ended June 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,958,639	$40,643	8.32%	$1,682,734	$30,583	7.29%
Investment securities (1)
Taxable	72,183	718	3.99%	80,524	696	3.47%
Tax-exempt	75,540	1,055	5.60%	46,536	591	5.09%
Equity securities (4)	30,137	458	6.08%	13,394	168	5.03%
Other earning assets	4,629	92	8.01%	21,248	330	6.23%

Total interest-earning assets	2,141,128	42,966	8.05%	1,844,436	32,368	7.04%
Non-earning assets:
Cash and due from banks	76,451			$54,495
Other assets	618,853			514,586

Total assets	$2,836,432			$2,413,517

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$175,008	$193	0.44%	$117,604	$107	0.36%
Money market	637,214	5,405	3.40%	512,736	1,974	1.54%
Savings	95,709	179	0.75%	79,755	140	0.70%
Time certificates of deposit	566,560	5,749	4.07%	419,987	2,544	2.43%

Total interest-bearing deposits	1,474,491	11,526	3.14%	1,130,082	4,765	1.69%
Borrowings:
Repurchase agreements	26,419	283	4.30%	31,547	210	2.67%
Federal funds purchased	145	2	4.95%	6,901	57	3.31%
Subordinated debentures	41,239	901	8.76%	41,809	596	5.72%
Borrowings	66,126	866	5.25%	105,747	870	3.30%

Total interest-bearing liabilities	1,608,420	13,578	3.39%	1,316,086	6,498	1.98%
Noninterest bearing liabilities:
Demand deposits	519,168			481,242
Other liabilities	108,888			95,403

Total liabilities	2,236,476			1,892,731
Stockholders’ equity	599,956			520,786

Total liabilities and stockholders’ equity	$2,836,432			$2,413,517

Net interest income		$29,388			$25,870

Net interest margin			5.51%			5.63%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2)	The calculation of average gross loans includes nonaccrual loans.

(3)	Net loan fees of $1.9 million for each of the three months ended June 30, 2006 and 2005 are included in the yield computation.

(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$2,003,053	$81,165	8.17%	$1,662,796	$59,080	7.17%
Investment securities (1)
Taxable	72,536	1,494	4.15%	89,578	1,373	3.09%
Tax-exempt	74,244	1,966	5.34%	41,937	1,083	5.21%
Equity securities (4)	29,439	860	5.89%	13,086	369	5.69%
Other earning assets	6,358	191	6.06%	27,238	506	3.75%

Total interest-earning assets	2,185,630	85,676	7.90%	1,834,635	62,411	6.86%
Non-earning assets:
Cash and due from banks	77,257			54,520
Other assets	621,854			514,091

Total assets	$2,884,741			$2,403,246

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$174,386	$345	0.40%	$116,553	$197	0.34%
Money market	612,612	9,619	3.17%	522,544	3,692	1.42%
Savings	97,438	362	0.75%	81,860	286	0.70%
Time certificates of deposit	590,513	11,354	3.88%	437,401	4,218	1.94%

Total interest-bearing deposits	1,474,949	21,680	2.96%	1,158,358	8,393	1.46%
Borrowings:
Repurchase agreements	24,897	522	4.23%	29,861	360	2.43%
Federal funds purchased	787	18	4.68%	5,275	84	3.21%
Subordinated debentures	41,247	1,748	8.55%	41,845	1,170	5.64%
Borrowings	100,899	2,413	4.82%	75,763	1,206	3.21%

Total interest-bearing liabilities	1,642,779	26,381	3.24%	1,311,102	11,213	1.72%
Noninterest bearing liabilities:
Demand deposits	529,433			479,144
Other liabilities	110,702			94,827

Total liabilities	2,282,914			1,885,073
Stockholders’ equity	601,827			518,173

Total liabilities and stockholders’ equity	$2,884,741			$2,403,246

Net interest income		$59,295			$51,198

Net interest margin			5.47%			5.63%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2)	The calculation of average gross loans includes nonaccrual loans.

(3)	Net loan fees of $3.9 million and $4.0 million for the six months ended June 30, 2006 and 2005, respectively, are included in the yield computation.

(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

Our second quarter 2006 average yield on interest-earning assets increased by 1.0% to 8.1% from the second quarter of the prior year, while our average cost of interest-bearing liabilities increased by 1.4% to 3.4%. For the six months ended June 30, 2006, our average yield increased by 1.0% and interest costs increased by 1.5% from the prior year. The changes between the 2006 and 2005 periods have been impacted by the rising interest rate environment and the integration of the First MainStreet and Foothills Bank loan portfolios that were acquired in the fourth quarter of 2005.

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

	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$22,083	$8,986	$13,097

Investment securities
Taxable	98	241	(143)
Tax-exempt	884	29	855
Equity securities	538	70	468
Other earning assets	(338)	841	(1,179)

Total interest income	23,265	10,167	13,098

Interest expense:
Deposits:
Interest-bearing demand	148	38	110
Money market	5,927	5,194	733
Savings	76	19	57
Time certificates of deposit	7,136	5,277	1,859
Repurchase agreements	162	209	(47)
Federal funds purchased	(65)	70	(135)
Subordinated debentures	578	594	(16)
Borrowings	1,206	726	480

Total interest expense	15,168	12,127	3,041

Net interest income	$8,097	$(1,960)	$10,057

Provision for Credit Losses

The provision for credit losses represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses and the reserve for unfunded commitments at a level that, in our judgment, is adequate to absorb losses inherent in the loan portfolio. In periods when an existing allowance or reserve is determined to exceed the amount required, the allowance or reserve is reduced, which decreases the charge to earnings through the provision for loan losses. When an existing allowance or reserve is deemed to be understated, an additional provision is recorded, resulting in an additional charge to earnings through the provision for credit losses.

During the 2005 first quarter, we recorded a provision for loan loss of $1.7 million. During the same period of 2006, no provision was recorded. The provision taken in 2005 was primarily due to the deterioration of a commercial loan, requiring a provision of $0.9 million. In addition, in 2005 we recorded an additional provision of $0.4 million for conditions affecting our residential real estate portfolio. We did not record a charge to earnings for the second quarter of 2006 or 2005 for either our allowance for loan loss or reserve for unfunded commitments.

Noninterest Income

The following table presents the major categories of noninterest income:

	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(In thousands)
Customer service and other fees	$2,993	$2,632	$2,524	$2,035	$1,993
Gain (loss) on sale of securities	—	(5)	(16)	—	(14)
Gain (loss) on sale of loans	230	314	256	433	257
Gain (loss) on sale of assets	179	(91)	(195)	260	95
Other	203	262	97	4	8

Total noninterest income	$3,605	$3,112	$2,666	$2,732	$2,339

Our quarterly noninterest income increased each quarter in 2006 from the quarter ended December 31, 2005 noninterest income. Customer service and other fees increased due to new deposit products and corresponding service charges implemented in early 2006. Other noninterest income increased primarily as the result of the $0.2 million sale of our CBW merchant credit card servicing rights during the first quarter 2006. Our increase in noninterest income for the second quarter 2006 over the second quarter 2005 was impacted by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(In thousands)
Salaries and employee benefits	$12,082	$11,435	$11,202	$9,828	$10,088
Occupancy expense	1,994	2,052	1,947	1,651	1,660
Furniture and equipment	1,231	1,165	1,188	924	881
Amortization of intangible assets	2,999	2,998	3,232	2,968	3,095
Merger, acquisition and transition expenses	1,539	88	1,995	752	2,762
Other general and administrative	5,159	4,002	5,492	4,604	2,731

Total noninterest expense	$25,004	$21,740	$25,056	$20,727	$21,217

Our second quarter 2006 noninterest expense increased from the first quarter 2006 and the second quarter 2005 by $3.3 million and $3.8 million, respectively. These increases in noninterest expenses were in part caused by a transition expense of $1.4 million due to contractual severance obligations incurred by the Company pursuant to its management transition announced in May 2006, salary and benefit expense increasing by $0.6 million, $0.4 million of which was associated with the hiring of new employees, and professional services increasing by $0.8 million, which included fees relating to the implementation of Sarbanes-Oxley Act Section 404 requirements. Our increase in noninterest expense for the second quarter 2006 over the second quarter 2005 was impacted by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank.

Financial Condition

The following sets forth certain key consolidated balance sheet data:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(In thousands)
Net loans (including loans held for sale)	$1,906,513	$1,983,882	$2,046,938	$1,744,529	$1,698,708
Total assets	2,850,281	2,916,510	2,980,757	2,540,169	2,461,842
Total deposits	1,998,054	2,077,076	2,048,352	1,721,609	1,589,180

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(In thousands)
Real estate - mortgage	$919,181	$946,202	$934,044	$583,795	$785,938
Real estate - construction	214,254	221,368	251,648	451,137	341,885
Commercial	664,202	702,556	724,929	587,762	449,028
Agricultural	52,897	57,054	71,707	65,466	64,485
Consumer	54,955	56,986	63,121	50,776	54,421
Leases receivable and other	26,470	25,714	27,004	26,341	23,608

Total gross loans	1,931,959	2,009,880	2,072,453	1,765,277	1,719,365
Less: allowance for loan losses	(25,297)	(26,999)	(27,475)	(25,019)	(25,535)
Unearned discount	(4,737)	(4,729)	(4,860)	(1,744)	(1,152)

Net Loans	$1,901,925	$1,978,152	$2,040,118	$1,738,514	$1,692,678

Loans held for sale	$4,588	$5,730	$6,820	$6,015	$6,030

Our June 30, 2006 loan portfolio declined by $138.2 million from its December 31, 2005 balance, led by a $59.7 million decrease in our commercial loans and $52.3 million decrease in our real estate loans. The commercial loan portfolio decreased due to scheduled paydowns. In addition to the paydowns, our efforts to improve the credit quality of our commercial loan portfolio have limited commercial loan growth. The decline in the real estate portfolio was primarily due to an increased pace of loan repayments. However, a $40.0 million loan in the second quarter was structured as a municipal investment security, which is carried on the balance sheet as a security available for sale.

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

	At or for the Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(In thousands)
Nonaccrual loans and leases, not restructured	$30,684	$28,746	$29,608	$8,352	$9,975
Accruing loans past due 90 days or more	84	1	131	1,806	280
Other real estate owned	1,041	1,267	1,465	2,532	4,438

Total nonperforming assets	$31,809	$30,014	$31,204	$12,690	$14,693

Nonperforming loans	$30,768	$28,747	$29,739	$23,383	$10,255
Other impaired loans	16,166	11,841	20,551	4,374	22,422

Total impaired loans	$46,934	$40,588	$50,290	$27,757	$32,677
Allocated allowance for loan losses	(5,685)	(9,296)	(10,360)	(10,445)	(17,556)

Net investment in impaired loans	$41,249	$31,292	$39,930	$17,312	$15,121

Charged-off loans	$(2,012)	$(1,091)	$(3,060)	$(592)	$(1,206)
Recoveries	593	615	679	76	180

Net charge-off loans	$(1,419)	$(476)	$(2,381)	$(516)	$(1,026)

Allowance for loan losses to loans, net of deferred fees and costs	1.31%	1.35%	1.33%	1.43%	1.50%
Allowance for credit losses to loans, net of deferred fees and costs	1.36%	1.38%	1.36%	1.43%	1.50%
Allowance for loan losses to nonaccrual loans	82.44%	93.92%	92.80%	299.56%	255.99%
Allowance for credit losses to nonaccrual loans	85.71%	96.42%	95.22%	299.56%	255.99%
Allowance for loan losses to nonperforming assets	79.53%	89.95%	88.05%	197.16%	173.79%
Allowance for credit losses to nonperforming assets	82.68%	92.35%	90.35%	197.16%	173.79%
Allowance for loan losses to impaired loans	53.90%	66.52%	54.63%	90.14%	78.14%
Nonperforming assets to loans, net of deferred fees, and other real estate owned	1.65%	1.50%	1.51%	0.73%	0.86%
Annualized net charge-offs to average loans	(0.29)%	(0.09)%	(0.53)%	(0.12)%	(0.25)%
Nonaccrual loans to loans, net of deferred fees and costs	1.59%	1.43%	1.43%	0.48%	0.59%

Nonperforming assets of $31.8 million at June 30, 2006 reflected increases of $1.8 million from March 31, 2006 and $0.6 million from December 31, 2005. Our loan portfolio continues to contain a few large loan relationships with credit quality issues, resulting in an increase in our June 30, 2006 nonaccrual balance. At June 30, 2006 and March 31, 2006, seven lending relationships at each date accounted for 57.6% and 65.1%, respectively, of the total nonperforming assets. In response to our increased level of nonperforming assets, we have further intensified our loan review process and have made several loan policy modifications. In addition, in early 2006, we appointed a chief credit officer to manage the credit processes at our subsidiary banks.

Allowance for Credit Losses

The allowance for loan losses and provision for unfunded commitments is maintained at a level that, in our judgment, is adequate to absorb probable loan losses in the loan portfolio. The amount of the allowance and reserve is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

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

	Six Months Ended
Allowance for Loan Losses	June 30, 2006	June 30, 2005
	(In thousands)
Balance, beginning of period	$27,475	$25,022
Loan charge-offs:
Real estate - mortgage	1,118	881
Real estate - construction	1,033	20
Commercial	684	526
Agricultural	24	32
Consumer	234	227
Lease receivable and other	10	23

Total loan charge-offs:	3,103	1,709

Recoveries:
Real estate - mortgage	109	87
Real estate - construction	41	84
Commercial	909	190
Agricultural	27	11
Consumer	122	107
Lease receivable and other	—	43

Total loan recoveries	1,208	522

Net loan charge-offs	1,895	1,187
Provision for loan losses	(283)	1,700

Balance, end of period	$25,297	$25,535

The allowance for loan losses of $25.3 million at June 30, 2006 represented 1.3% of loans, net of unearned discount and 82.4% of nonaccrual loans as of that date. At December 31, 2005, the allowance for loan losses was 1.3% of the loans, net of unearned discount and 92.8% of nonaccrual loans. Nonperforming loans with high collateral value to loan value require a relatively smaller reserve than uncollateralized loans or loans with minimal collateral coverage. At June 30, 2006, our nonperforming loans continued to have estimated collateral values in relation to loan values that allow for an allowance to nonperforming loan ratio of less than 100%.

Investment Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005	Increase Decrease	% Change
	(In thousands)
Securities available for sale:
U.S. Treasury securities	$6,999	$13,076	$(6,077)	(46.5)%
U.S. Government agencies	5,346	5,367	(21)	(0.4)%
Obligations of states and political subdivisions	114,181	72,893	41,288	56.6%
Mortgage backed securities	42,182	50,043	(7,891)	(15.7)%
Marketable equity securities	1,725	1,702	23	1.4%

Total securities available for sale	$170,433	$143,081	$27,352	19.1%

Securities held to maturity:

Mortgage-backed	$7,012	$5,798	$1,214	20.9%

The carrying value of our investment securities at June 30, 2006 was $170.4 million, compared to December 31, 2005 of $143.1 million. The most significant change in our investment portfolio was the addition of a $40.0 million municipal security. The decrease in U.S. Treasury securities was the result of the maturity of several U.S. Treasury securities, with the decrease in mortgage-backed securities caused by paydowns.

Deposits

At June 30, 2006, deposits were $2.0 billion, which reflects a decrease of $50.3 million from December 31, 2005. Our deposit strategy is to replace high cost deposits with lower cost core deposits, and in particular with demand deposit accounts. The percentage of time deposits to total deposits decreased 2.7 points, while the percentage of noninterest-bearing deposits and interest-bearing demand deposits decreased from 36.8% of total deposits to 34.5%, or 2.3 points.

	At June 30, 2006		At December 31, 2005
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$528,943	26.47%	$593,811	28.99%
Interest-bearing demand	161,005	8.06%	160,283	7.82%
Money market	649,681	32.52%	561,747	27.42%
Savings	94,480	4.73%	99,496	4.86%
Time	563,945	28.22%	633,015	30.91%

	$1,998,054	100.00%	$2,048,352	100.00%

Borrowings and Subordinated Debentures

At June 30, 2006, our outstanding borrowings were $76.4 million. These borrowings consisted of $49.9 million and $14.7 million on a line of credit and term notes at the Federal Home Loan Bank, respectively, $11.0 million on a U.S. Bank revolving credit agreement, and a $0.8 million Treasury Tax and Loan balance.

Our maximum credit allowance for total borrowings at the Federal Home Loan Bank as of June 30, 2006 was $388.7 million. The interest rate on the line of credit varies with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. We have a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement, as amended, with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that permit the Company to qualify as well-capitalized. The interest rate on this revolving credit agreement, which varies based on a spread over the federal funds rate, was 6.6% at June 30, 2006. We were in compliance with all debt covenants at quarter end. This agreement is secured by Guaranty Bank stock. U.S. Bank performs various banking services for the Company for which they receive usual and customary fees in addition to providing us with this credit facility.

At June 30, 2006, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 8.9%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

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

At June 30, 2006, the Company had a total risk-weighted capital ratio of 10.64%, a Tier 1 risk-weighted capital ratio of 9.41% and a leverage ratio of 8.56%. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

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

At June 30, 2006, the following financial instruments were outstanding whose contract amounts represented credit risk:

June 30, 2006
(In thousands)
Contractual Obligations
Commitments to extend credit	$594,321
Standby letters of credit	36,263
Commercial letters of credit	318

Totals	$630,902

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

The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Historically, our deposits tend to be cyclical, decreasing at the beginning of the year and ramping up during the balance of the year. In addition, while fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

We believe that if the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank could be employed to meet those current and presently anticipated funding needs.

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

Allowance for Loan Losses — The loan portfolio is the largest category of assets on our balance sheet. We determine probable losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 to gain a better understanding of how our financial performance is measured and reported.

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

At June 30, 2006, we had a negative gap of 4.6% of our total assets, which represents the $130.5 million deficiency of interest-earning assets under interest-bearing liabilities that would reprice within one year. Our cumulative gap indicates that we have $486.9 million of assets in excess of liabilities that are subject to repricing. The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest-bearing liabilities as of June 30, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date:

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Nonrate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$4,661	$—	$—	$—	$—	$4,661
Investment securities	31,293	15,694	28,323	102,135	30,265	207,710
Loans, gross	1,102,759	235,149	450,589	113,620	29,693	1,931,810
All other assets	35,501	9,761	23,510	6,790	630,538	706,100

Totals	$1,174,214	$260,604	$502,422	$222,545	$690,496	$2,850,281

Deposits	$1,093,032	$312,244	$63,835	$—	$528,943	$1,998,054
Assets under repurchase agreements and federal funds purchases	30,371	—	—	—	—	30,371
Borrowings	65,412	10,964	—	—	—	76,376
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	45,916	7,365	2,520	—	52,476	108,277
Stockholders’ equity	—	—	—	—	595,964	595,964

Totals	$1,234,731	$330,573	$66,355	$41,239	$1,177,383	$2,850,281

Period gap (assets minus liabilities)	$(60,517)	$(69,969)	$436,067	$181,306	$(486,887)
Cumulative gap	$(60,517)	$(130,486)	$305,581	$486,887
Cumulative rate sensitive gap %	(2.1)%	(4.6)%	10.7%	17.1%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted in part our motion for summary judgment and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. On November 21, 2005, the District Court summarily denied the trustees’ motion. We continue to vigorously contest the remaining claims, which amount to approximately $2.8 million, approximately $2.5 million of which relate to overdraft-related claims and approximately $0.3 million of which relate to preferential transfer claims. We have established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

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

At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations. To the extent that these suits are not settled or dismissed, the Company will incur ongoing legal costs, to the extent such legal costs will not be covered by insurance, that could have an adverse impact on our results of operations.

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

(a) None.

(b) None.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the 2006 second quarter.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans at the End of the Period
April 1 to April 30, 2006	425,000	$11.20	425,000	2,286,400
May 1 to May 31, 2006	820,000	10.68	820,000	1,466,400
June 1 to June 30, 2006	N/A	N/A	N/A	N/A
Total	1,245,000	$10.87	1,245,000	1,466,400

(1)	No shares were purchased other than as part of a publicly announced plan.

(2)	On March 2, 2006, we announced a stock repurchase program to repurchase up to 3,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions. Shares purchased through June 30, 2006 under this plan were 1,533,600.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 16, 2006.

(b)	The following directors were elected at the annual meeting to serve until the next annual meeting of stockholders and thereafter until their successors are duly elected and qualified:

David C. Boyles

G. Hank Brown

Edward B. Cordes

John M. Eggemeyer, III

William R. Farr

Stephen D. Joyce

Richard G. McClintock

Daniel M. Quinn

Stephen B. Shraiberg

Matthew P. Wagner

Albert C. Yates

(c)	At the annual meeting, stockholders voted on the election of the Company’s directors. All nominees for director were elected. The results of the voting were as follows:

Matter	For	Against/ Withheld	Abstentions	Broker Non-votes
Election of Directors:
David C. Boyles	42,271,942	212,066	—	—
G. Hank Brown	42,174,392	309,816	—	—
Edward B. Cordes	40,161,097	2,323,111	—	—
John M. Eggemeyer, III	42,248,159	236,049	—	—
William R. Farr	42,135,789	348,419	—	—
Stephen D. Joyce	42,306,274	177,934	—	—
Richard G. McClintock	42,174,392	309,816	—	—
Daniel M. Quinn	41,992,545	491,663	—	—
Stephen B. Shraiberg	41,253,739	230,469	—	—
Matthew P. Wagner	42,135,789	348,419	—	—
Albert C. Yates	42,323,145	161,063	—	—

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

10.1	Employment Agreement, dated May 16, 2006, between Daniel M. Quinn and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 17, 2006).

10.2	Transition Agreement, dated May 16, 2006, between David C. Boyles and the Registrant (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 17, 2006).

10.3	Transition Agreement, dated May 16, 2006, between John W. Perkins and the Registrant (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 17, 2006).

10.4	Transition Agreement, dated May 16, 2006, between Daryll D. Southwick and the Registrant (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on May 17, 2006).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer