Form 10-Q
period 2006-09-30
Centennial Bank Holdings, Inc.
filed 2006-11-13
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006 there were 58,167,715 shares of the registrant’s common stock outstanding, including 1,764,025 shares of unvested stock grants.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands, except for share data)
Assets
Cash and due from banks	$63,782	$88,852
Federal funds sold	7,800	10,090

Total cash and cash equivalents	71,582	98,942

Securities available for sale, at fair value	164,284	143,081
Securities held to maturity (fair value of $10,042 and $5,686 at September 30, 2006 and December 31, 2005)	10,133	5,798
Bank stocks, at cost	31,683	26,874

Total investments	206,100	175,753

Loans held for sale	2,100	6,820
Loans, net of unearned discount	1,979,406	2,067,593
Less allowance for loan losses	(25,977)	(27,475)

Net loans	1,955,529	2,046,938

Premises and equipment, net	76,575	73,429
Goodwill	391,346	392,507
Other intangible assets, net	44,558	54,922
Other assets	43,549	39,996
Assets held for sale	97,408	98,270

Total assets	$2,886,647	$2,980,757

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$524,808	$593,811
Interest-bearing demand	793,852	722,030
Savings	88,695	99,496
Time	560,909	633,015

Total deposits	1,968,264	2,048,352

Securities sold under agreements to repurchase and federal fund purchases	36,635	44,399
Borrowings	136,965	130,198
Subordinated debentures	41,239	41,275
Interest payable and other liabilities	28,270	37,368
Liabilities associated with assets held for sale	80,059	80,417

Total liabilities	2,291,432	2,382,009

Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized, 63,961,010 shares issued, 58,483,606 shares outstanding at September 30, 2006 (includes 1,719,275 shares of unvested stock); 63,159,692 shares issued, 60,403,764 shares outstanding at December 31, 2005 (includes 1,278,631 shares of unvested stock)	64	63
Additional paid-in capital	613,972	612,089
Shares to be issued for deferred compensation obligations	751	—
Retained earnings	37,453	18,478
Accumulated other comprehensive income	22	93
Treasury stock, at cost, 5,477,404 and 2,725,928 shares, respectively	(57,047)	(31,975)

Total stockholders’ equity	595,215	598,748

Total liabilities and stockholders’ equity	$2,886,647	$2,980,757

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share data)
Interest income:
Loans, including fees	$41,427	$32,909	$122,592	$91,989
Investment securities:
Taxable	713	49	2,207	697
Tax-exempt	1,454	714	3,420	1,797
Dividends	485	300	1,345	669
Federal funds sold and other	145	542	336	1,773

Total interest income	44,224	34,514	129,900	96,925

Interest expense:
Deposits	12,283	6,648	33,963	15,041
Federal funds purchased and repurchase agreements	351	293	905	737
Subordinated debentures	972	669	2,720	1,839
Borrowings	1,623	1,031	4,022	2,237

Total interest expense	15,229	8,641	41,610	19,854

Net interest income	28,995	25,873	88,290	77,071
Provision for credit losses	1,566	–	1,566	1,700

Net interest income, after provision for loan losses	27,429	25,873	86,724	75,371
Noninterest income:
Customer service and other fees	3,015	2,035	8,640	5,957
Other	459	697	1,551	1,692

Total noninterest income	3,474	2,732	10,191	7,649
Noninterest expense:
Compensation and employee benefits	12,006	9,828	35,523	30,224
Occupancy	1,891	1,651	5,937	4,939
Furniture and equipment	1,286	924	3,682	2,590
Amortization of intangible assets	2,858	2,968	8,855	9,157
Merger, acquisition and transition	239	752	1,866	8,436
Other general and administrative	4,662	4,604	13,823	11,581

Total noninterest expense	22,942	20,727	69,686	66,927

Income before income taxes	7,961	7,878	27,229	16,093
Income tax expense	2,521	2,748	9,123	5,482

Income from continuing operations	5,440	5,130	18,106	10,611
Income (loss) from discontinued operations, net of tax	380	–	869	(794)

Net income	$5,820	$5,130	$18,975	$9,817

Earnings per share–basic:
Income from continuing operations	$0.10	$0.10	$0.31	$0.20
Income (loss) from discontinued operations, net of tax	–	–	0.02	(0.01)
Net income	0.10	0.10	0.33	0.19
Earnings per share–diluted:
Income from continuing operations	$0.10	$0.10	$0.31	$0.20
Income (loss) from discontinued operations, net of tax	–	–	0.02	(0.01)
Net income	0.10	0.10	0.33	0.19
Weighted average shares outstanding-basic	57,093,056	51,902,934	58,060,683	52,137,132
Weighted average shares outstanding-diluted	57,499,412	52,002,019	58,394,354	52,170,523

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$5,820	$5,130	$18,975	$9,817
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale	496	82	(71)	907

Comprehensive income	$6,316	$5,212	$18,904	$10,724

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Shares to be Issued for Deferred Compensation Obligations	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Totals
	(In thousands, except share data)
Balance, December 31, 2005	60,403,764	$612,152	$—	$(31,975)	$18,478	$93	$598,748
Comprehensive income:
Net income	—	—	—	—	18,975	—	18,975
Change in net unrealized loss on securities available for sale	—	—	—	—	—	(71)	(71)

Total comprehensive income							18,904
Stock compensation awards, net	473,442	—	—	—	—	—	—
Earned stock award compensation	—	2,382	—	—	—	—	2,382
Repurchase of common stock	(2,393,600)	—	—	(25,072)	—	—	(25,072)
Shares to be issued for settlement of deferred compensation obligations	—	(500)	751	—	—	—	251
Tax effect of equity compensation	—	2	—	—	—	—	2

Balance, September 30, 2006	58,483,606	$614,036	$751	$(57,047)	$37,453	$22	$595,215

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$18,975	$9,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,588	1,700
Stock compensation costs	2,382	275
Depreciation and amortization	13,370	12,045
Loss (gain) on sale of securities and loans	(775)	(1,071)
Loss (gain) on sale of real estate owned and assets	(196)	(601)
Impairment of discontinued operations	201	1,584
Other	(434)	984
Proceeds from sales of loans held for sale	55,390	78,056
Originations of loans held for sale	(49,896)	(75,708)
Net change in:
Accrued interest receivable and other assets	4,301	(15,553)
Accrued interest payable and other liabilities	(8,355)	9,346

Net cash provided by operating activities	36,551	20,874

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	70,981	135,374
Purchases	(96,679)	(143,164)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	297	250
Purchases	(4,395)
Loan originations and principal collections, net	76,324	(125,525)
Proceeds from sales of foreclosed assets	1,784	5,204
Proceeds from sales of premises and equipment	6,382	373
Additions to premises and equipment	(13,318)	(11,910)
Proceeds from sale of subsidiary and other investment	1,835	1,516
Payments on discontinued operations	—	(74)

Net cash provided (used) by investing activities	43,211	(137,956)

Cash flows from financing activities:
Net change in deposits	(83,754)	42,466
Net change in short-term borrowings	7,172	58,405
Repayment of long-term debt	(388)	20,163
Net change in federal funds purchased and repurchase agreements	(4,824)	3,813
Repurchase of common stock	(25,328)	(4,659)

Net cash provided (used) by financing activities	(107,122)	120,188

Net change in cash and cash equivalents	(27,360)	3,106
Cash and cash equivalents, beginning of period	98,942	90,927

Cash and cash equivalents, end of period	$71,582	$94,033

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$42,776	$20,236
Income taxes paid	18,393	5,798
Supplemental disclosure of non-cash activities:
Loans transferred to other real estate owned	5,094	1,791

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2006, those subsidiaries were Guaranty Bank and Trust Company, Centennial Bank of the West, and Collegiate Peaks Bank, referred to as Guaranty Bank, CBW, and Collegiate Peaks, respectively. Collegiate Peaks was held for sale as of September 30, 2006, with completion of the sale on November 1, 2006. Reference to “Banks” means Guaranty Bank and CBW, and “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks, Collegiate Peaks and First MainStreet Insurance, which was sold on March 1, 2006.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, goodwill and other intangible assets, and stock compensation expense. Assumptions and factors used in the estimate of stock compensation costs are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

(c) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within interest payable and other liabilities.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Loans that are deemed to be uncollectible are charged off and deducted from the allowance for loan losses. The provision for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in lending commitments and irrevocable payment obligations.

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

(f) Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of September 30, 2006, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, and performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2012. Costs are recognized over a weighted-average period of 4.6 years.

The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures. The Company recognized $874,000 and $2,382,000 in compensation expense for services rendered for the three and nine months ended September 30, 2006, respectively. The Company recognized $275,000 in compensation expense for services rendered for the three and nine months ended September 30, 2005. At September 30, 2006, the Company had a total of 1,719,275 unvested restricted shares of stock issued and outstanding. At September 30, 2006, there was $11,483,000 of unrecognized compensation costs related to unvested share-based compensation granted under the Plan.

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2005	1,278,631	$10.88
Awarded	801,318	10.48
Forfeited	(327,876)	10.97
Vested	(32,798)	10.50

Outstanding at September 30, 2006	1,719,275	$10.82

The weighted-average grant-date fair value of stock awards for the nine month period ended September 30, 2005 was $10.80 per share.

(g) Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in certain Plans are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company. Company common stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock. The Company held 75,249 and 50,000 shares of Company common stock for deferred compensation plan obligations at September 30, 2006 and December 31, 2005, respectively, which are recorded as treasury stock.

(g) Impact of Recently Issued Accounting Standards

During July 2006, the Financial Accounting Standards Board adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 addresses recognizing and measuring tax benefits when the benefits’ realization is uncertain. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. FIN 48 is effective for public companies with fiscal years beginning after December 15, 2006. We do not expect there to be any material effect on either our results of operations or financial condition when we adopt FIN 48.

SFAS No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We do not expect there to be any material effect on either our results of operations or financial condition when we adopt FAS No. 157 This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect there to be any material effect on either our results of operations or financial condition when we adopt FAS No. 158.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financial statements. The effects of prior year uncorrected errors include potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006.

(i) Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

(2) Securities

The amortized cost and estimated fair value of debt securities are as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$5,005	—	(7)	4,998
U.S. government agencies	5,417	—	(26)	5,391
State and municipal	112,539	1,419	(905)	113,053
Mortgage-backed	40,766	54	(802)	40,018
Marketable equity securities	822	2	—	824

Securities available for sale	$164,549	1,475	(1,740)	164,284

Securities held to maturity:
Mortgage-backed	$10,133	23	(114)	10,042

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities available for sale:
U.S. treasuries	$13,165	—	(89)	13,076
U.S. government agencies	5,391	—	(24)	5,367
State and municipal	72,110	949	(166)	72,893
Mortgage-backed	50,797	29	(783)	50,043
Marketable equity securities	1,697	5	—	1,702

Securities available for sale	$143,160	983	(1,062)	143,081

Securities held to maturity:
Mortgage-backed	$5,798	—	(112)	5,686

Certain individual securities have been in a continuous unrealized loss position for 12 months or longer at September 30, 2006. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. The Company has concluded that the continuous unrealized loss position of 12 months or longer is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, an impairment was not recognized in our consolidated statements of income.

(3) Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$663,170	$584,590
Construction	463,468	530,716
Equity lines of credit	60,817	70,386
Commercial loans	654,829	724,929
Agricultural loans	54,805	71,707
Lease financing	7,392	677
Installment loans to individuals	53,714	63,121
Overdrafts	1,213	2,006
SBA and other	24,326	24,321

	1,983,734	2,072,453
Less:
Allowance for loan losses	(25,977)	(27,475)
Net of unearned discount	(4,328)	(4,860)

	$1,953,410	$2,040,118

Loans available for sale	$2,100	$6,820

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Balance, beginning of period	$25,297	$27,475
Provision for loan losses	2,239	1,956
Loans charged off	(1,736)	(4,839)
Recoveries on loans previously charged-off	177	1,385

Balance, end of period	$25,977	$25,977

A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Balance, beginning of period	$1,001	$718
Provision (credit) for losses on unfunded commitments	(673)	(390)

Balance, end of period	$328	$328

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2006	December 31, 2005
	(In thousands)
Impaired loans with a specific valuation allowance	$16,514	$44,267
Impaired loans without a specific valuation allowance	27,770	6,023

Total impaired loans	$44,284	$50,290

Valuation allowance related to impaired loans	$6,468	$10,360

Average investment in impaired loans	$43,935	$38,425

Interest income of $2,790,000 was recognized on impaired loans for the period ended September 30, 2006. At September 30, 2006 and December 31, 2005, nonaccrual loans were $26,812,000 and $29,608,000, respectively.

(4) Goodwill and Other Intangible Assets

Goodwill and other intangible assets arise from business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase combinations are tested for impairment no less than annually.

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

	Nine Months Ended September 30, 2006
	(In thousands	)
Balance, beginning of period	$392,507
Goodwill associated with disposal of subsidiary (Note 10)	(1,161)

Balance, end of period	$391,346

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

	Useful life	September 30, 2006	December 31, 2005
		(In thousands)
Noncompete employment agreements	2 years	$3,606	$3,706
Core deposit intangible assets	7 –15 years	62,975	62,975
Expirations – First MainStreet Insurance	7 years	—	1,477

		66,581	68,158
Accumulated amortization		(22,023)	(13,236)

		$44,558	$54,922

Amortization expense for intangible assets for the nine months ended September 30, 2006 and 2005 was $8,855,000 and $9,157,000, respectively.

(5) Borrowings

Borrowings include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a revolving credit agreement with U.S. Bank National Association. The Company had $136,965,000 and $130,198,000 outstanding under these obligations at September 30, 2006 and December 31, 2005, respectively, with a total available commitment of $383,251,000 at September 30, 2006.

At September 30, 2006, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank, of $107,000,000 and $14,610,000, respectively, $14,700,000 under the U.S. Bank revolving credit agreement and a $655,000 Treasury Tax and Loan note balance.

The maximum allowable balance for borrowing at the Federal Home Loan Bank at September 30, 2006 was $312,251,000. The interest rate on the line of credit varies with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

The $70 million revolving credit agreement, as amended, with U.S. Bank National Association contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized. As of September 30, 2006, the Company had $14.7 million drawn on this line and was in compliance with all debt covenants. The interest rate varies based on a spread over the federal funds rate, with a rate of 6.8% at September 30, 2006. The line of credit is secured by Guaranty Bank stock.

(6) Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 and $41,275,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 9.1% and 8.3% at September 30, 2006 and December 31, 2005, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

These securities are currently included in Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The Company expects that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2006 (dollars in thousands):

Series	Date Issued	Principal Amount	Maturity Date	Call Date*	Fixed or Variable Rate	Rate Adjuster	Rate at September 30, 2006	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/15/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	8.14%	10/16/2006
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	8.59%	10/16/2006

*	Call date represents the earliest date the Company can call the debentures without penalty.

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

At the dates indicated, the following commitments were outstanding:

	September 30, 2006	December 31, 2005
	(In thousands)
Contractual Obligations
Commitments to extend credit	$514,893	$634,737
Standby letters of credit	31,920	37,952
Commercial letters of credit	266	472

Totals	$547,079	$673,161

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

Commitments to extend credit under overdraft protection agreements are commitments for possible future extensions of credit to existing deposit customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and might not be drawn upon to the total extent to which the Company is committed.

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

(8) Capital Ratios

At September 30, 2006 and December 31, 2005, the Company had leverage ratios of 8.55% and 7.97%, Tier 1 risk-weighted capital ratios of 9.27% and 8.83%, and total risk-weighted capital ratios of 10.48% and 10.08%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

(9) Merger, Acquisition and Transition Expenses

The Company recorded merger, acquisition, and transition expenses of $239,000 and $1,866,000 for the three and nine months ended September 30, 2006, respectively, and included $1,425,000 of contractual severance obligations associated with the management transition announced in May 2006.

(10) Assets Held for Sale and Discontinued Operations

Business Disposition

On March 1, 2006, the Company sold substantially all of the assets of its First MainStreet Insurance, Ltd. subsidiary for $3,215,000, of which $1,835,000 was paid in cash at closing, and the release of the Company from certain contractual obligations. The sale of the subsidiary did not result in a gain or loss due to a reallocation of the initial goodwill allocated to First MainStreet Insurance, Ltd. First MainStreet Insurance, Ltd. net income for the period from January 1, 2006 to March 1, 2006 of $17,000 is included in income from discontinued operations for the nine months ended September 30, 2006.

Assets Held for Sale

On June 19, 2006, the Company signed a definitive agreement to sell Collegiate Peaks to a new group of investors. This agreement followed the August 25, 2005 definitive agreement for the sale of Collegiate Peaks that was terminated on April 25, 2006. The Company consummated the sale of Collegiate Peaks as of November 1, 2006. Pursuant to the Company’s 2005 decision to sell Collegiate Peaks, the Company classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value as of September 30, 2006 and December 31, 2005. The following tables present the assets and liabilities of Collegiate Peaks that are presented as held for sale in the consolidated balance sheets at September 30, 2006 and December 31, 2005, and the results of operations that are presented in discontinued operations for the nine months ended September 30, 2006.

	September 30, 2006	December 31, 2005
	(In thousands)
Assets held for sale:
Cash and cash equivalents	$15,306	$19,869
Investments	16,400	16,647
Loans and leases, net	52,195	48,150
Other intangible assets	3,458	3,528
Goodwill	8,922	8,922
Other assets	1,127	1,154

Total assets held for sale	$97,408	$98,270

Liabilities associated with assets held for sale:
Deposits	$70,780	$74,069
Securities sold under repurchase agreements	7,621	4,682
Other liabilities	1,658	1,666

Total liabilities associated with assets held for sale	$80,059	$80,417

	Nine Months Ended
	September 30, 2006	September 30, 2005
Interest income	$4,115	$3,499
Noninterest income	280	317
Net income from discontinued operations, net of tax	1,061	790

The income from discontinued operations consisted of the following:

Nine Months Ended September 30, 2006
Net income – First MainStreet Insurance, Ltd.	$17
Net income – Collegiate Peaks	1,061
Impairment of Collegiate Peaks assets	(325)
Tax benefit	124
Intercompany elimination	(8)

Income from discontinued operations	$869

(11) Contingencies

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted, in part, Guaranty Bank’s initial response and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. The District Court summarily denied the trustees’ motion on November 21, 2005. The Trustees filed another motion for reconsideration with the Bankruptcy Court on November 9, 2006. We intend to vigorously oppose the motion.

On August 29, 2006, Guaranty Bank filed a motion for partial summary judgment on the trustees’ claims to recover payments on alleged overdrafts in the amount of approximately $1.7 million. The motion is pending at this time. On September 1, 2006, the trustees amended the complaint to include a claim, based on similar arguments, to recover interest payments on loans to Hoover and the Hoover Company in the amount of $0.1 million. We continue to vigorously contest the remaining claims, which amount to approximately $2.9 million, approximately $1.7 million of which are the subject of the pending motion for partial summary judgment. We have established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are approximately $13.0 million, of which approximately $12.2 million relate to the Barnes action and approximately $0.8 million relate to the Teper action. In a series of preliminary rulings in April 2006 relating to both actions, the District Court dismissed a number of the claims representing alleged damages in excess of $1.0 million.

The court recently entered judgment in favor of Guaranty Bank and its officer with respect to the claims brought by two of the three plaintiffs in the Teper action. Only one plaintiff remains in the Teper action. The alleged actual losses of the remaining plaintiff are approximately $0.6 million. We will continue to vigorously defend both the Barnes action and Teper action.

At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations. To the extent these suits are not settled or dismissed, the Company will incur ongoing legal costs, to the extent such legal costs will not be covered by insurance, which could have an adverse impact on our results of operations.

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

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses, through our bank subsidiaries. At September 30, 2006, those subsidiaries included Guaranty Bank and Trust Company, Centennial Bank of the West, and Collegiate Peaks Bank, which was held for sale at September 30, 2006, with completion of the sale on November 1, 2006. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis. We refer to Guaranty Bank and Trust Company as Guaranty Bank, Centennial Bank of the West as CBW, and Collegiate Peaks Bank as Collegiate Peaks. We refer to Guaranty Bank and CBW as the Banks.

We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits, originating commercial loans, real estate loans, including construction loans and commercial mortgage loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and leases and consumer loans and, to a lesser extent, fees from the sale or referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans. We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates also impact our financial condition, results of operations and cash flows.

On October 1, 2005, we consummated our stock-for-stock acquisition of First MainStreet Financial, Ltd., a financial holding company, pursuant to which it’s wholly owned subsidiary, First MainStreet Bank, N.A., merged with and into CBW. First MainStreet Financial’s insurance agency, First MainStreet Insurance, Ltd., was subsequently sold by us on March 1, 2006. The acquisition of First MainStreet resulted in the issuance of 9,517,727 shares of our common stock. We acquired $245.2 million of loans and $332.8 million of deposits as a result of the First MainStreet acquisition. On November 1, 2005, we completed the acquisition of Foothills Bank, which was merged into Guaranty Bank. Foothills had $90.8 million in loans and deposits of $114.2 million at consummation of the transaction.

On June 19, 2006, the Company signed a definitive agreement to sell Collegiate Peaks to a new group of management-led investors. This agreement followed the August 25, 2005 definitive agreement for the sale of Collegiate Peaks that was terminated on April 25, 2006. The Company consummated the sale of Collegiate Peaks as of November 1, 2006. Pursuant to the Company’s 2005 decision to sell Collegiate Peaks, the Company classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value as of September 30, 2006 and December 31, 2005.

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for us for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change - Favorable (Unfavorable)	2006	2005	Change - Favorable (Unfavorable)
(In thousands, except share data)
Results of Operations:
Interest income	$44,224	$34,514	$9,710	$129,900	$96,925	$32,975
Interest expense	15,229	8,641	(6,588)	41,610	19,854	(21,756)

Net interest income	28,995	25,873	3,122	88,290	77,071	11,219
Provision for credit losses	1,566	—	(1,566)	1,566	1,700	134

Net interest income after provision for loan losses	27,429	25,873	1,556	86,724	75,371	11,353
Noninterest income	3,474	2,732	742	10,191	7,649	2,542
Noninterest expense	22,942	20,727	(2,215)	69,686	66,927	(2,759)

Income before income taxes	7,961	7,878	83	27,229	16,093	11,136
Income tax expense	2,521	2,748	227	9,123	5,482	(3,641)

Income from continuing operations	5,440	5,130	310	18,106	10,611	7,495
Income (loss) from discontinued operations, net of tax	380	—	380	869	(794)	1,663

Net income	$5,820	$5,130	$690	$18,975	$9,817	$9,158

Share Data:
Basic earnings per share	$0.10	$0.10	$0.00	$0.33	$0.19	$0.14
Diluted earnings per share	$0.10	$0.10	$0.00	$0.33	$0.19	$0.14
Average shares outstanding	57,093,056	51,902,934	5,190,119	58,060,683	52,137,132	5,923,551
Diluted average shares outstanding	57,499,412	52,002,019	5,497,393	58,394,354	52,170,523	6,223,831

Net income for the three and nine month periods ended September 30, 2006 reflected increases over the same prior year periods of $0.7 million and $9.2 million, respectively. These increases in net income were significantly impacted by inclusion of First MainStreet and Foothills Bank, acquired in the fourth quarter of 2005, in the 2006 operating results. The impact on net income of those acquisitions on the change between third quarter 2006 and third quarter 2005 was mitigated by our $1.6 million provision for credit losses in the third quarter 2006. The increase in the year to date earnings at September 30, 2006 from the September 30, 2005 year to date earnings was further affected by a first quarter 2005 charge of $4.9 million for change of control and retention bonuses related to the December 31, 2004 acquisition of Guaranty Corporation.

Net Interest Income and Net Interest Margin

Net interest income, which is our primary source of income, represents the difference between interest earned on assets and interest paid on liabilities. The interest rate spread is the difference between the yield on our interest bearing assets and liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

	Quarter Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Net interest income	$28,995	$29,388	$29,907	$30,797	$25,873
Interest rate spread	4.45%	4.66%	4.67%	4.54%	4.72%
Net interest margin	5.34%	5.51%	5.44%	5.39%	5.41%

Net interest income increased for third quarter 2006 from the same period of the previous year by $3.1 million, while the net interest margin decreased by 7 basis points. The change in net interest income was significantly impacted by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank and increases in the targeted federal funds rate from the fourth quarter 2005 through the second quarter of 2006.

The 5.34% net interest margin for third quarter 2006 reflected a decrease of 17 basis points from the second quarter 2006 net interest margin. The yield on interest earning assets increased during the quarter. However, the third quarter decrease in deposits led to using more costly funding sources, which resulted in an increase in the cost of funds. This shift in funding sources is the primary factor in the lower net interest margin.

The following tables present, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages. Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

	Quarter Ended September 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,947,126	$41,427	8.44%	$1,728,822	$32,909	7.55%
Investment securities(1)
Taxable	61,554	713	4.59%	75,816	638	3.34%
Tax-exempt	112,292	1,542	5.45%	54,822	626	4.53%
Equity Securities (4)	30,731	485	6.27%	20,435	230	4.47%
Other earning assets	3,244	57	6.88%	15,880	111	2.77%

Total interest-earning assets	2,154,947	44,224	8.14%	1,895,775	34,514	7.22%

Non-earning assets:
Cash and due from banks	73,837			62,416
Other assets	621,997			514,748

Total assets	$2,850,781			$2,472,939

LIABILITIES AND STOCKHOLDER’S EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$159,634	$194	0.48%	$106,906	$103	0.38%
Money Market	647,741	5,909	3.62%	498,507	2,605	2.07%
Savings	91,928	173	0.75%	76,858	139	0.72%
Time certificates of deposit	548,846	6,007	4.34%	494,306	3,801	3.05%

Total interest-bearing deposits	1,448,149	12,283	3.36%	1,176,577	6,648	2.24%
Borrowings:
Repurchase agreements	31,083	349	4.45%	31,252	249	3.16%
Federal funds purchased	122	2	4.94%	4,771	44	3.66%
Subordinated debentures	41,239	972	9.35%	41,608	669	6.38%
Borrowings	115,591	1,623	5.57%	115,982	1,031	3.53%

Total interest-bearing liabilities	1,636,184	15,229	3.69%	1,370,190	8,641	2.50%

Noninterest bearing liabilities:
Demand deposits	508,993			482,336
Other liabilities	110,275			102,445

Total liabilities	2,255,452			1,954,971
Stockholders’ equity	595,329			517,968

Total liabilities and stockholders’ equity	$2,850,781			$2,472,939

Net interest income		$28,995			$25,873

Net interest margin			5.34%			5.41%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.
(2)	Average gross loans include nonaccrual loans, which were $26.8 million and $8.4 million at September 30, 2006 and 2005, respectively.
(3)	Net loan fees of $1.5 million and $1.9 million for the three months ended September 30, 2006 and 2005 are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,984,197	$122,592	8.26%	$1,684,687	$91,989	7.30%
Investment securities(1)
Taxable	69,112	2,207	4.27%	84,940	2,121	3.34%
Tax-exempt	87,066	3,420	5.25%	46,279	1,797	5.19%
Equity Securities (4)	29,874	1,345	6.02%	15,563	597	5.13%
Other earning assets	5,054	336	8.88%	22,885	421	2.46%

Total interest-earning assets	2,175,303	129,900	7.98%	1,854,354	96,925	6.99%

Non-earning assets:
Cash and due from banks	76,109			57,901
Other assets	622,119			514,007

Total assets	$2,873,531			$2,426,262

LIABILITIES AND STOCKHOLDER’S EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$169,415	$538	0.42%	$113,303	$300	0.35%
Money market	624,450	15,527	3.32%	514,444	6,298	1.64%
Savings	95,581	534	0.75%	80,174	425	0.71%
Time certificates of deposit	576,471	17,364	4.03%	455,962	8,018	2.35%

Total interest-bearing deposits	1,465,917	33,964	3.10%	1,163,883	15,041	1.73%
Borrowings:
Repurchase agreements	26,982	872	4.32%	30,330	605	2.67%
Federal funds purchased	563	20	4.75%	5,279	132	3.34%
Subordinated debentures	41,245	2,720	8.82%	41,808	1,839	5.88%
Borrowings	105,850	4,035	5.10%	89,274	2,237	3.35%

Total interest-bearing liabilities	1,640,557	41,610	3.39%	1,330,574	19,854	1.99%

Noninterest bearing liabilities:
Demand deposits	522,537			480,793
Other liabilities	110,580			96,879

Total liabilities	2,273,674			1,908,246
Stockholders’ equity	599,857			518,016

Total liabilities and stockholders’ equity	$2,873,531			$2,426,262

Net interest income		$88,290			$77,071

Net interest margin			5.43%			5.56%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.
(2)	Average gross loans include nonaccrual loans, which were $26.8 million and $8.4 million at September 30, 2006 and 2005, respectively.
(3)	Net loan fees of $5.3 million and $5.9 million for the nine months ended September 30, 2006 and 2005 are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

Year to date 2006 net interest income increased from the same period of the previous year by $11.2 million, while the net interest margin decreased by 13 basis points to 5.43%. The changes in net interest income and net interest margin were impacted by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank and increases in the targeted federal funds rate from the fourth quarter 2005 through the second quarter of 2006.

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

	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$30,603	$13,013	$17,590
Investment securities
Taxable	86	260	(174)
Tax-exempt	1,623	21	1,602
Equity Securities	748	119	629
Other earning assets	(85)	(121)	36

Total interest income	32,975	13,292	19,683

Interest expense:
Deposits:
Interest-bearing demand	238	68	170
Money Market	9,229	7,644	1,585
Savings	109	24	85
Time certificates of deposit	9,346	6,818	2,528
Repurchase agreements	267	325	(58)
Federal funds purchased	(112)	100	(212)
Subordinated debentures	881	905	(24)
Borrowings	1,798	1,326	472

Total interest expense	21,756	17,210	4,546

Net interest income	$11,219	$(3,918)	$15,137

The increase in our net interest income caused by an increase in volume was driven by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank. The impact of the rising interest rate environment caused a decrease in our net interest income of $3.9 million, reflecting that our interest-bearing liabilities had greater interest rate sensitivity than our interest-earning assets.

Provision for Credit Losses

The provision for credit losses represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses and the reserve for unfunded commitments at a level that, in our judgment, is adequate to absorb losses inherent in the loan portfolio. In periods when an existing allowance or reserve is determined to exceed the amount required, the allowance or reserve is reduced, which decreases the charge to earnings through the provision for credit losses. When an existing allowance or reserve is deemed to be understated, an additional provision is recorded, resulting in an additional charge to earnings through the provision for credit losses.

The nine month period ended September 30, 2006 reflected a $1.6 million third quarter 2006 provision for credit losses, while the nine month period ended September 30, 2005 reflected a $1.7 million first quarter 2005 provision for credit losses.

Please see the nonperforming assets and allowance for loan loss analysis in the Financial Condition section of this document for additional information on our asset quality.

Noninterest Income

The following table presents the major categories of noninterest income:

	Quarter Ended
(In thousands)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Noninterest income:
Customer service and other fees	$3,015	$2,993	$2,632	$2,524	$2,035
Gain (loss) on sale of securities	6	—	(5)	(16)	—
Gain on sale of loans	229	230	314	256	433
Gain (loss) on sale of assets	108	179	(91)	(195)	260
Other	116	203	262	97	4

Total noninterest income	$3,474	$3,605	$3,112	$2,666	$2,732

After increases in noninterest income in the 2006 first and second quarters of 17% and 16%, respectively, our third quarter 2006 noninterest income decreased from the second quarter 2006 by $131,000, or 4%, to $3.5 million. The growth in customer service and other fees moderated in the third quarter, after accelerated growth in the first two quarters of 2006 that resulted from the introduction of new deposit products and a new service charge structure in early 2006.

In the third quarter 2006, we discontinued our residential mortgage group. The residential mortgage group generated $229,000 and $773,000 of income from the sale of mortgages for the three and nine months ended September 30, 2006.

Our increase in noninterest income for the third quarter 2006 over the third quarter 2005 was impacted by the fourth quarter 2005 acquisitions of First MainStreet and Foothills Bank.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(In thousands)
Compensation and employee benefits	$12,006	$12,082	$11,435	$11,202	$9,828
Occupancy expense	1,891	1,995	2,052	1,947	1,651
Furniture and equipment	1,286	1,230	1,165	1,188	924
Amortization of intangible assets	2,858	2,998	2,998	3,232	2,968
Merger, acquisition and transition expenses	239	1,540	88	1,995	752
Other general and administrative	4,662	5,159	4,002	5,492	4,604

Total noninterest expense	$22,942	$25,004	$21,740	$25,056	$20,727

Noninterest expense for third quarter 2006 of $22.9 million decreased from the second quarter 2006 by $2.1 million. Merger, acquisition and transition expenses decreased by $1.3 million. This decrease was the result of $1.5 million second quarter charges that were partially offset by third quarter 2006 costs primarily associated with the discontinuance of our residential mortgage group. Third quarter 2006 other general and administrative costs decreased by $0.5 million from the second quarter 2006, primarily due to a reduction in professional services expense. Third quarter 2006 salary expense was essentially the same as compared to the second quarter 2006 despite employee additions to our business banking unit and the hiring of other officer-level employees.

Third quarter 2006 noninterest expense was $2.2 million greater than noninterest expense for third quarter 2005. This increase in noninterest expense is due primarily to additional expenses resulting from the First MainStreet and Foothills Bank acquisitions.

FINANCIAL CONDITION

The following sets forth certain key consolidated balance sheet data:

	September 30, 2005	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(In thousands)
Net loans (including loans held for sale)	$1,955,529	$1,906,513	$1,983,882	$2,046,938	$1,744,529
Total assets	2,886,647	2,850,281	2,916,510	2,980,757	2,540,169
Deposits	1,968,264	1,998,055	2,077,076	2,048,352	1,721,609

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(In thousands)
Real estate - Mortgage	$663,170	$583,020	$595,860	$584,590	$288,534
Real estate - Construction	463,468	486,060	504,426	530,716	670,416
Equity lines of credit	60,817	64,355	67,284	70,386	75,982
Commercial	654,829	664,202	702,556	724,929	587,762
Agricultural	54,805	52,897	57,054	71,707	65,466
Consumer	53,714	54,955	56,986	63,121	50,776
Leases receivable and other	32,931	26,470	25,714	27,004	26,341

Total gross loans	1,983,734	1,931,959	2,009,880	2,072,453	1,765,277
Less: allowance for loan losses	(25,977)	(25,297)	(26,999)	(27,475)	(25,019)
Unearned discount	(4,328)	(4,737)	(4,729)	(4,860)	(1,744)

Net Loans	$1,953,429	$1,901,925	$1,978,152	$2,040,118	$1,738,514

Loans held for sale	$2,100	$4,588	$5,730	$6,820	$6,015

At September 30, 2006, total loans, net of unearned discount, of $2.0 billion were $92.9 million less than the December 31, 2005 balance and $49.7 million greater than the June 30, 2006 balance. The decline in the loan portfolio from December 31, 2005 was primarily due to the increased pace of loan repayments in our real estate portfolio in the first two quarters of 2006, tempered by an increase in the third quarter 2006 real estate loan portfolio of $55.2 million. The third quarter 2006 real estate loan portfolio increases were derived from organic growth.

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

	Quarter Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(In thousands)
Nonaccrual loans, not restructured	$26,812	$30,684	$28,746	$29,608	$8,352
Accruing loans past due 90 days or more	396	84	1	131	1,806
Other real estate owned	5,090	1,041	1,267	1,465	2,532

Total nonperforming assets	$32,298	$31,809	$30,014	$31,204	$12,690

Nonperforming loans	$27,208	$30,768	$28,747	$29,739	$10,158
Other impaired loans	17,076	16,166	11,841	20,551	17,599

Total impaired loans	$44,284	$46,934	$40,588	$50,290	$27,757
Allocated allowance for loan losses	(6,468)	(5,685)	(9,296)	(10,360)	(10,445)

Net investment in impaired loans	$37,816	$41,249	$31,292	$39,930	$17,312

Charged-off loans	$(1,736)	$(2,012)	$(1,091)	$(3,060)	$(592)
Recoveries	177	593	615	679	76

Net charge-off loans	$(1,559)	$(1,419)	$(476)	$(2,381)	$(516)

Allowance for loan losses	$25,977	$25,297	$26,999	$27,475	$25,019

Allowance for loan losses to loans, net of unearned discount	1.31%	1.31%	1.35%	1.33%	1.43%
Allowance for loan losses to nonaccrual loans	96.89%	82.44%	93.92%	92.80%	299.56%
Allowance for loan losses to nonperforming assets	95.48%	79.53%	89.95%	88.05%	197.16%
Allowance for loan losses to impaired loans	58.66%	53.90%	66.52%	54.63%	90.14%
Nonperforming assets to loans, net of deferred fees and costs, and other real estate owned	1.63%	1.65%	1.50%	1.51%	0.73%
Annualized net charge-offs (recoveries) to average loans	0.32%	0.29%	0.09%	0.53%	0.12%
Nonperforming loans to loans, net of unearned discount	1.37%	1.59%	1.43%	1.44%	58.00%

Nonperforming assets of $32.3 million at September 30, 2006 reflected increases of $0.5 million from June 30, 2006 and $0.1 million from December 31, 2005. The increase from June 30, 2006 in nonperforming assets consists primarily of a $4.0 million increase in OREO and a $3.9 million decrease in nonaccrual loans. In September 2006, we transferred the $4.2 million balance of a single loan relationship to OREO.

Our nonperforming loans and impaired loans decreased by $2.5 million and $6.0 million from December 31, 2005, respectively. The ratio of our allowance for loan losses to nonaccrual loans and allowance for loan losses to impaired loans each increased 4 percentage points from December 31, 2005.

At September 30, 2006, the allowance for loan losses was $26.0 million, which represents an increase of $0.7 million from June 30, 2006 and a decrease of $1.5 million from December 31, 2005. The ratio of the allowance for loan losses to nonperforming assets was 95.5% at September 30, 2006 and represented an increase of 16.0 percentage points and 7.4 percentage points from June 30, 2006 and December 31, 2005, respectively. The ratio of the allowance for loan losses to loans, net of unearned discount, was 1.3% at September 30, 2006, June 30, 2006 and December 31, 2005. Management believes that the allowance for loan losses is adequate to cover potential losses in the company’s loan portfolio based on its analysis of loans, including the collateral position of identified substandard loans.

Allowance for Loan Losses

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

	Nine Months Ended September 30,
Allowance for Loan Losses	2006	2005
	(In thousands)
Balance, beginning of period	$27,475	$25,022
Loan charge-offs:
Real estate - mortgage	1,594	1,216
Real estate - construction	1,981	20
Commercial	871	921
Agricultural	24	—
Consumer	348	226
Lease receivable and other	21	98

Total loan charge-offs:	4,839	2,481

Recoveries:
Real estate - mortgage	211	95
Real estate - construction	48	84
Commercial	919	422
Agricultural	29	7
Consumer	178	69
Lease receivable and other	—	101

Total loan recoveries	1,385	778

Net loan charge-offs	3,454	1,703
Provision for loan losses	1,956	1,700

Balance, end of period	$25,977	$25,019

The allowance for loan losses of $26.0 million at September 30, 2006 represented 1.3% of loans, net of unearned discount and 96.9% of nonaccrual loans. At December 31, 2005, the allowance for loan losses was 1.3% of the loans, net of unearned discount and 92.8% of nonaccrual loans. Nonperforming loans with high collateral value to loan value require a relatively smaller reserve than uncollateralized loans or loans with minimal collateral coverage. At September 30, 2006, our nonperforming loans continued to have estimated collateral values in relation to loan values that allow for an allowance to nonperforming loan ratio of less than 100%.

Through September 2006, we charged off $4.8 million, of which $1.9 million was associated with the balance transfer of a single loan relationship to OREO. Excluding the charge-off of this single loan relationship, the 2006 charge-offs were $0.5 million greater than our charge-offs for the same period of the prior year. Our recoveries for the nine months ended September 30, 2006 were $0.6 million greater than the recoveries for the same period in the prior year.

Investment Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005	Increase Decrease	% Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$4,998	$13,076	$(8,078)	(61.8)%
U.S. Government agencies	5,391	5,367	24	0.4%
Obligations of states and political subdivisions	113,053	72,893	40,160	55.1%
Mortgage backed securities	40,018	50,043	(10,025)	(20.0)%
Marketable equity securities	824	1,702	(878)	(51.6)%

Total securities available-for-sale	$164,284	$143,081	$21,203	14.8%

Securities held-to-maturity:

Mortgage-backed	$10,133	$5,798	$4,244	73.2%

The carrying value of our investment securities at September 30, 2006 was $164.3 million, compared to December 31, 2005 of $143.1 million. Our state and political subdivisions balance increased by $40.2 million, $40.0 million of which represents the addition of a second quarter loan that was structured as a municipal security. The decrease in U.S. Treasury securities was the result of the maturity of several U.S. Treasury securities, with the decrease in mortgage-backed securities caused by paydowns.

Deposits

At September 30, 2006, our deposits were $2.0 billion, which reflects a decrease of $80.1 million from December 31, 2005 and a decrease of $29.8 million from June 30, 2006. Since December 31, 2005, certificates of deposits declined $72.1 million. Certificates of deposit represented 28.5% of total deposits at September 30, 2006 down from 30.9% at December 31, 2005. The decline in certificates of deposit was due to our continuing strategy to reduce our reliance on certificates of deposit as a funding source.

	At September 30, 2006		At December 31, 2005
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$524,808	26.66%	$593,811	28.99%
Interest bearing demand	159,732	8.12%	160,283	7.82%
Money market	634,120	32.22%	561,747	27.42%
Savings	88,695	4.50%	99,496	4.86%
Time	560,909	28.50%	633,015	30.91%

	$1,968,264	100.00%	$2,048,352	100.00%

Borrowings and Subordinated Debentures

At September 30, 2006, our outstanding borrowings were $137.0 million. These borrowings consisted of $107.0 million and $14.6 million on a line of credit and term notes at the Federal Home Loan Bank, respectively, $14.7 million on a U.S. Bank revolving credit agreement, and a $0.7 million Treasury Tax and Loan balance.

Our maximum credit allowance for total borrowings at the Federal Home Loan Bank as of September 30, 2006 was $383.3 million. The interest rate on the line of credit varies with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. We have a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement, as amended, with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized. The interest rate on this revolving credit agreement, which varies based on a spread over the federal funds rate, was 6.78% at September 30, 2006. We were in compliance with all debt covenants at quarter end. This agreement is secured by Guaranty Bank stock. U.S. Bank performs various banking services for the Company for which they receive usual and customary fees in addition to providing us with this credit facility.

At September 30, 2006, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 9.1%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

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

At September 30, 2006, the Company had a total risk-weighted capital ratio of 10.48%, a Tier 1 risk-weighted capital ratio of 9.27% and a leverage ratio of 8.55%. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

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

At September 30, 2006, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2006	December 31, 2005
	(In thousands)
Contractual Obligations
Commitments to extend credit	$514,893	$634,737
Standby letters of credit	31,920	37,952
Commercial letters of credit	266	472

Totals	$547,079	$673,161

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

The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We have dealt with such fluctuations from existing liquidity sources.

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

At September 30, 2006, we had a negative gap of 4.2% of our total assets, which represents the $120 million deficiency of interest-earning assets under interest-bearing liabilities that would reprice within one year. Our cumulative gap indicates that we have $502.1 million of assets in excess of liabilities that are subject to repricing. The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest-bearing liabilities as of September 30, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Nonrate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$7,835	$—	$—	$—	$—	$7,835
Investment securities	36,775	7,142	31,141	99,359	31,683	206,100
Loans, gross	1,114,585	243,510	457,795	140,449	25,167	1,981,506
All other assets	40,262	8,999	24,584	6,826	610,535	691,206

Totals	$1,199,457	$259,651	$513,520	$246,634	$667,385	$2,886,647

Deposits	$1,055,330	$293,579	$94,547	$—	$524,808	$1,968,264
Assets under repurchase agreements and federal funds purchases	36,635	—	—	—	—	36,635
Borrowings	122,355	14,699	—	—	(89)	136,965
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	49,146	7,345	2,271	—	49,567	108,329
Stockholder’s equity	—	—	—	—	595,215	595,215

Totals	$1,263,466	$315,623	$96,818	$41,239	$1,169,501	$2,886,647

Period gap (assets minus liabilities)	(64,009)	(55,972)	416,702	205,395	(502,116)
Cumulative gap	(64,009)	(119,981)	296,721	502,116
Cumulative rate sensitive gap %	(2.2)%	(4.2)%	10.3%	17.4%

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted, in part, Guaranty Bank’s initial response and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. The District Court summarily denied the trustees’ motion on November 21, 2005. The Trustees filed another motion for reconsideration with the Bankruptcy Court on November 9, 2006. We intend to vigorously oppose the motion.

On August 29, 2006, Guaranty Bank filed a motion for partial summary judgment on the trustees’ claims to recover payments on alleged overdrafts in the amount of approximately $1.7 million. The motion is pending at this time. On September 1, 2006, the trustees amended the complaint to include a claim, based on similar arguments, to recover interest payments on loans to Hoover and the Hoover Company in the amount of $0.1 million. We continue to vigorously contest the remaining claims, which amount to approximately $2.9 million, approximately $1.7 million of which are the subject of the pending motion for partial summary judgment. We have established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The investors are seeking actual and statutory treble damages against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with such activities are approximately $13.0 million, of which approximately $12.2 million relate to the Barnes action and approximately $0.8 million relate to the Teper action. In a series of preliminary rulings in April 2006 relating to both actions, the District Court dismissed a number of the claims representing alleged damages in excess of $1.0 million.

The court recently entered judgment in favor of Guaranty Bank and its officer with respect to the claims brought by two of the three plaintiffs in the Teper action. Only one plaintiff remains in the Teper action. The alleged actual losses of the remaining plaintiff are approximately $0.6 million. We will continue to vigorously defend both the Barnes action and Teper action.

At this time, we cannot determine whether the outcome of the above matters will have a material adverse impact on our consolidated financial position or results of operations. To the extent these suits are not settled or dismissed, the Company will incur ongoing legal costs, to the extent such legal costs will not be covered by insurance, which could have an adverse impact on our results of operations.

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

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans at the End of the Period
July 1 to July 31, 2006	500,000	$10.13	500,000	966,400
August 1 to August 31, 2006	310,000	10.09	310,000	656,400
September 1 to September 30, 2006	N/A	N/A	N/A	N/A

Total	810,000	$10.11	810,000	656,400

(1)	No shares were purchased other than as part of a publicly announced plan.
(2)	On March 2, 2006, we announced a stock repurchase program to repurchase up to 3,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions. Shares purchased through September 30, 2006 under this plan were 2,343,600. As of November 2, 2006, the Company has 220,510 shares remaining to be repurchased under this plan. On October 25, 2006, we announced a new stock repurchase program to repurchase up to 2,500,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions. This new program is not reflected in the above table.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On November 7, 2006, we renewed our $70 million 364-day Revolving Credit Agreement with U.S. Bank National Association. This agreement requires the Company to comply with certain financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized. This agreement also contains other covenants, conditions, representations and warranties and events of default customary for facilities of this type. This credit facility is secured by a pledge of 100% of the outstanding capital stock of the Company’s bank subsidiary, Guaranty Bank and Trust Company, pursuant to a Pledge Agreement, dated as of November 8, 2005.

Under the credit facility, the Company is able to borrow at an interest rate equal to, at the Company’s option, either (i) the lending bank’s federal funds rate plus 1.50%, (ii) the lending bank’s prime rate minus 0.75% or (iii) LIBOR plus 1.50%. As of November 7, 2006, the Company had no outstanding balance under the credit facility. The amendment renewing the Revolving Credit Agreement is filed as Exhibit 10.3 to this Form 10-Q.

In addition to this credit facility, U.S. Bank performs various banking services for the Company for which they receive usual and customary fees.

On November 8, 2006, the Company amended and restated its financial advisory services agreement with Castle Creek Financial LLC, of which John M. Eggemeyer, the Company’s Chairman of the Board, is a co-founder and the chief executive officer. The amendments to the agreement were immaterial to the Company. The amended and restated services agreement is filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

10.1†	Change-in-Control Agreement, dated July 24, 2006, between Sherri L. Heronema and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 25, 2006).

10.2	Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant

10.3	Amendment No. 3 to the Revolving Credit Agreement, dated November 7, 2006, between U.S. Bank National Association and the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer