Form 10-K
period 2006-12-31
Centennial Bank Holdings, Inc.
filed 2007-03-26
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission file number: 000-51556

CENTENNIAL BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2150446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1331 Seventeenth Street, Suite 300 Denver, Colorado	80202
(Address of principal executive offices)	(Zip code)

(303) 296-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer” and “Large Accelerated Filer” in Rule 12b-2 of the Act (Check one).

Large Accelerated Filer  ☐                            Accelerated Filer  ☑                            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s common stock as of the close of business on June 30, 2006, was approximately $465 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. Registrant does not have any nonvoting common equities.

As of March 16, 2007, there were 55,414,556 shares of the registrant’s common stock outstanding, including 1,699,925 shares of unvested restricted stock and performance stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Centennial Bank Holdings, Inc. to be held on May 8, 2007 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CENTENNIAL BANK HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

Explanatory Note

As previously reported in the Current Report on Form 8-K filed by the Company on March 16, 2007 (as amended by the Form 8-K/A filed by the Company on March 20, 2007), the Company is restating its previously issued consolidated statements of cash flows for the year ended December 31, 2005 that was set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the nine-month periods ended September 30, 2006 and 2005, the six-month periods ended June 30, 2006 and 2005, and the three-month periods ended March 31, 2006 and 2005 that were set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively. Such restatements, which are disclosed in Note 2(a) to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, do not affect the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of stockholders’ equity and comprehensive income (loss) for any of the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital will remain unchanged. For a further discussion of the restatements, including a reevaluation of the effectiveness of our disclosure controls and procedures for the affected periods, see Part II, Item 9A of this Annual Report on Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact.

•	Changes in the level of nonperforming assets and charge-offs.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation and interest rate, securities market and monetary fluctuations.

•	Political instability, acts of war or terrorism and natural disasters.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Revenues are lower than expected.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Credit quality deterioration, which could cause an increase in the provision for credit losses.

•	Technological changes.

•	Acquisitions of acquired businesses and greater than expected costs or difficulties related to the integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

•	The effect of changes in laws and regulations with which we and our subsidiaries must comply.

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

Centennial Bank Holdings, Inc.

We are a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2006, those subsidiaries were Centennial Bank of the West and Guaranty Bank and Trust Company, or Guaranty Bank. On November 1, 2006, we completed the sale of Collegiate Peaks Bank, which had been classified as held for sale since December 31, 2004. On March 1, 2006, we sold substantially all of the assets of First MainStreet Insurance, Ltd., an independent insurance agency. We refer to Centennial Bank of the West and Guaranty Bank herein as the “Banks”, and when we say “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “Centennial” or to the “holding company”, we are referring to the parent company on a standalone basis.

On March 3, 2004, Centennial was incorporated in Delaware under the name Centennial C Corp. On July 16, 2004, in an acquisition financed by a group of investors led by John M. Eggemeyer, we acquired Centennial Bank of the West and changed our name to Centennial Bank Holdings, Inc. At the time of the acquisition, Centennial Bank of the West, which traced its origins to Eaton Bank founded in 1937, operated 12 branches in Colorado. On December 31, 2004, we acquired Guaranty Corporation, a bank holding company and a Colorado corporation, which operated 18 branches in Colorado through its three banks, Guaranty Bank, Collegiate Peaks and First National Bank of Strasburg. On April 14, 2005, we merged First National Bank of Strasburg into Guaranty Bank. On October 1, 2005, we completed our acquisition of First MainStreet Financial, Ltd., pursuant to which First MainStreet Bank, N.A. was merged into Centennial Bank of the West. On November 1, 2005, we completed the acquisition of Foothills Bank, which was merged into Guaranty Bank.

At December 31, 2006, we had total assets of $2.7 billion, net loans of $1.9 billion, deposits of $2.0 billion and stockholders’ equity of $0.6 billion, and we operated 36 branches in Colorado through our two banking subsidiaries.

Our Business

Our Banks are full-service community banks offering an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including construction loans and mortgage loans), Small Business Administration guaranteed loans and consumer loans. Centennial Bank of the West also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

We concentrate our lending activities in the following principal areas:

Construction Loans: Our construction loan portfolio is comprised of single-family residential development, investor developer and owner-occupied properties. The majority of the loans are for pre-sold homes. In addition, this category includes loans for the construction of commercial buildings, which are primarily owner occupied. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Commercial Real Estate Loans: This portfolio is comprised of loans secured by commercial real estate. The portfolio is not concentrated in one area and ranges from owner occupied to motel properties. In addition, multi-family properties are included in this category. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Commercial and Industrial Loans: Our commercial and industrial loan portfolio is comprised of operating loans secured by inventory and receivables. The portfolio is not concentrated in any particular industry. In 2006, the Company started an energy banking group, with a focus on exploration and production, midstream and gas storage sectors. Repayment of secured commercial and industrial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, valuate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. In addition, commercial business and industrial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

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

Agriculture Loans: Our agriculture land secured portfolio is comprised primarily of real estate loans to working farms in Adams, Arapahoe, Elbert, Larimer, Morgan and Weld counties. Our agriculture operating loan portfolio is comprised of operating loans to working farms in the same counties. Repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, including weather and changing market prices, which are outside of the control of the borrower. Payments on agricultural operating loans are dependent on the successful operation or management of the farm property for which the operating loan is generally utilized. Such loans are similarly subject to farming-related risks, including weather and changing market prices.

In addition, we provide traditional deposit accounts such as demand, NOW, Money Market, IRA, time deposits and savings accounts. Our certificate of deposit customers, excluding brokered deposits, represent local relationships. Our branch network enables us to offer a full range of deposits, loans and personalized services to our targeted commercial and consumer customers.

Through our holding company structure, Centennial creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both Banks. These centralized functions include finance and accounting, legal and compliance, human resources, operations and systems, and credit administration. The most senior level oversight of these functions is performed at the holding company level for the benefit of the Banks, though each function may have a limited number of Bank employees performing such functions. By consolidating these activities at the holding company and negotiating with vendors for services on behalf of the Company as a whole, we believe the Company is better able to integrate systems and manage consistently across the organization as well as provide such services for lower cost than if the Banks were to obtain or perform such services directly. The Banks reimburse the holding company for the cost of the services performed on their behalf, pursuant to an expense allocation agreement.

Our Philosophy and Strategy

We have established a philosophy of relationship banking: providing highly personalized and responsive services based on exceptional customer service. That philosophy, combined with flexible banking services, is the driving force behind our growth, financial strength and recognition as a strong competitive business within the communities we serve.

Our strategy is to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins and capitalize on the economic growth in our markets. We strive to be a premier community and business bank with an emphasis on high quality customer service, commercial banking and low-cost demand deposits, serving the needs of small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to provide a superior level of customer service compared to larger regional and super-regional banks.

In addition to building growth through our existing branches, we expect to continue to seek opportunities to acquire small to medium-sized banks that will allow us to expand our franchise in a manner consistent with our deposit strategy and community-banking focus. Ideally, the banks we will seek to acquire will be in or contiguous to the existing footprint of the current branch networks of our Banks, which would allow us to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired bank, we are able to substantially lower operating costs, improve performance and quickly integrate the acquired bank while maintaining the stability of our franchise as well as that of the bank we acquire.

Our Principal Markets

We currently have two banking subsidiaries: Centennial Bank of the West and Guaranty Bank. We currently operate 15 Centennial Bank of the West branches located throughout Colorado’s Northern Front Range. Guaranty Bank operates 21 branches located in the seven-counties included in the Denver metropolitan area.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. Approximately 60% of our loan portfolio held for investment at December 31, 2006 consisted of real estate-related loans, including construction loans, miniperm loans and real estate mortgage loans. Our business activities are currently focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the residential and commercial real estate markets.

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

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, automated teller machines (ATMs), automated clearing house transactions (ACH), and self-service branches.

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

Regulatory Agencies

Centennial is a legal entity separate and distinct from its subsidiaries. As a financial holding company and a bank holding company, Centennial is regulated under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. Centennial is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Centennial is listed on The NASDAQ Stock Market LLC (Nasdaq) under the trading symbol “CBHI,” and is subject to the rules of Nasdaq for listed companies.

As Colorado-chartered banks, Centennial Bank of the West and Guaranty Bank are subject to supervision, periodic examination, and regulation by the Colorado Division of Banking, or CDB. As members of the Federal Reserve System, Centennial Bank of the West and Guaranty Bank are also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of Kansas City. If, as a result of an examination of the banks, the Federal Reserve Board or the CDB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board and the CDB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict its growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate its deposit insurance, which for a Colorado-chartered bank would result in the revocation of its charter.

Bank Holding Company Regulation

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

The BHC Act, the Bank Merger Act, the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Affiliate Transactions

There are various restrictions on the ability of Centennial to borrow from, and engage in certain other transactions with, Centennial’s subsidiary banks. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to transactions with any one of Centennial’s subsidiary banks, to 10% of Centennial’s subsidiary banks’ capital stock and surplus, and, as to Centennial, to 20% of Centennial’s subsidiary banks’ capital stock and surplus.

Federal law also provides that extensions of credit and other transactions between our subsidiary banks and Centennial must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to our subsidiary banks as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Centennial is expected to commit resources to support its subsidiary banks, including at times when Centennial may not be in a financial position to provide it. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying trust preferred securities, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

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

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

For information regarding the capital ratios and leverage ratio of Centennial and our bank subsidiaries see the discussion under the section captioned “Capital” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21—Regulatory Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

The federal bank regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 (“BIS II”).

BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The agencies previously had issued advance notices of proposed rulemaking on both proposals (in August 2003 regarding the A-IRB approach of BIS II for internationally active banking organizations and in October 2005 regarding BIS II).

The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

We are not an internationally active banking organization and have not made a determination as to whether we would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Deposit Insurance

The deposits of our bank subsidiaries are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Our bank subsidiaries were not required to pay any deposit insurance premiums in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, including the Banks, have in recent years paid minimal premiums for FDIC insurance. The FDIC notified banks that beginning in 2007, it will increase the premiums for deposit insurance. Concurrently, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. The amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which we are in position to predict at this time.

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

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. This means that Guaranty Bank could be held liable for such losses due to a default by Centennial Bank of the West and vice versa because both such depositary institutions are controlled by the holding company. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Sarbanes-Oxley Act

As a publicly traded company, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). NASDAQ has adopted corporate governance rules intended to allow stockholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been implemented or interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial costs to interpret and ensure compliance with the law and its regulations. Future changes in the laws, regulations, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

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

Employees

At December 31, 2006, we employed 518 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Available Information

Centennial maintains an Internet website at www.cbhi.com. At this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an

Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

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

Except for the documents specifically incorporated by reference into this document, information contained on Centennial’s website or information that can be accessed through its website is not incorporated by reference into this document.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to our management of interest rate risk.

We are Subject to Credit Risk

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

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

A Downturn in Our Real Estate Markets Could Hurt Our Business

A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 60% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in Colorado. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

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

We are Subject To Liquidity Risk

Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

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

Our banks are subject to regulations promulgated by the Colorado Division of Banking, as their chartering authority, and by the FDIC as the insurer of their deposits up to certain limits. Our banks also belong to the Federal Home Loan Bank System and, as members of such system, they are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Topeka. In addition, the Federal Reserve Board regulates and oversees Centennial Bank Holdings, Inc. as a bank holding company, and Centennial Bank of the West and Guaranty Bank as members of the Federal Reserve System.

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

We Face Risks Associated With Acquisitions

We may pursue acquisition opportunities in the future. Risks commonly encountered in acquisitions include, among other things:

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

The ability of the banks to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking, or the CDB, as further described in the “Supervision and Regulation” section of Item 1 of this report.

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

We are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel Could Harm Our Business

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior executive management, including Daniel M. Quinn, Sherri L. Heronema, Suzanne R. Brennan and Paul W. Taylor. We believe this management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of any one of them could harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 28, 2007, we had a total of 36 branch office properties, 22 of which we owned and 14 of which we leased. All of our properties are located in the Colorado Front Range. Centennial Bank of the West operates through 15 branches, including its principal office located at 4650 Royal Vista Circle, Ft. Collins, Colorado 80528. Guaranty Bank operates through 21 branches, including its principal office located at 1331 Seventeenth Street, Denver, Colorado 80202. Centennial’s principal office is located at 1331 Seventeenth Street, Suite 300, Denver, Colorado 80202.

We consider our properties to be suitable and adequate for our needs.

ITEM 3.	LEGAL PROCEEDINGS

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code (i.e., the Trustee action). The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted, in part, Guaranty Bank’s initial response and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. The District Court summarily denied the trustees’ motion on November 21, 2005. The Trustees filed another motion for reconsideration with the Bankruptcy Court on November 9, 2006, which the court denied. On August 29, 2006, Guaranty Bank filed a motion for partial summary judgment on the trustees’ claims to recover payments on alleged overdrafts in the amount of approximately $1.7 million, which the court denied. On September 1, 2006, the trustees amended the complaint to include a claim, based on similar arguments, to recover interest payments on loans to Hoover and the Hoover Company in the amount of $0.1 million. We continue to vigorously contest the remaining claims, which amount to approximately $2.9 million. We have established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court has subsequently dismissed the entire Teper action. The investors in the Barnes action are seeking actual and statutory treble damages, as well as interest and attorneys’ fees, against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with the Barnes action are approximately $12.2 million. In a series of preliminary rulings in April 2006, the District Court dismissed a number of the claims representing alleged damages in excess of $1.0 million. The Company will continue to vigorously defend the Barnes action.

Although the Company has established a reserve for the Trustee action, we cannot determine whether the outcome of each of the above matters will have a material adverse impact on our consolidated financial position or results of operations. To the extent these suits are not settled or dismissed, the Company will incur ongoing legal costs. If such legal costs will not be covered by insurance, the legal costs incurred could have an adverse impact on our results of operations.

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

No matters were submitted to a vote of the security holders during the fourth quarter 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock became publicly traded on October 3, 2005, and is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CBHI”. The table below sets forth the high and low sales prices per share of our common stock as reported by Nasdaq for each quarter since our common stock became publicly traded. Prior to October 3, 2005, there was no established trading market for our stock.

	Sales Prices
	High	Low
Year/Quarter:
2006
Fourth quarter	$10.01	$8.60
Third quarter	10.73	9.30
Second quarter	11.90	9.47
First quarter	12.62	10.76
2005
Fourth quarter	13.05	10.75

On March 16, 2007, the closing price of our common stock on Nasdaq was $8.61 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 360 record holders of our common stock.

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

The ability of our subsidiary banks to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking, or the CDB. It is possible, depending upon the financial condition of the bank in question, and other factors, that Federal Reserve Board and/or the CDB could assert that payment of dividends or other payments is an unsafe or unsound practice. As part of our capital and cash management practices at the holding company, we will utilize our bank subsidiaries’ excess capital above the well-capitalized requirement through the payment of dividends to the holding company. See “Item 1. Business—Supervision and Regulation—Dividends”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2006:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	2005 Stock Incentive Plan(1)	—	(2)	—	741,377	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

		—		—	741,377

(1)	The 2005 Stock Incentive Plan (the “Incentive Plan”) was approved by the stockholders of the Company at our 2005 Annual Meeting of Stockholders.
(2)	Does not include the 1,725,825 shares of unvested stock grants outstanding as of December 31, 2006 with an exercise price of zero.
(3)	The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by 1,758,623 shares, which represents the sum of the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2006.
(4)	All of the 741,377 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future. In 2007, through March 16, 2007, there were net forfeitures of 25,900 shares of performance and restricted stock awards, increasing the shares remaining available for issuance under the Incentive Plan to 767,277 shares.

Repurchases of Common Stock

Stock repurchase programs allow us to proactively manage our capital position and return excess capital to stockholders. The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2006.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period
October 1 to October 31, 2006	435,890	$9.77	435,890	2,720,510
November 1 to November 30, 2006	790,000	$9.20	790,000	1,930,510
December 1 to December 31, 2006	105,000	$9.52	105,000	1,825,510

Total	1,330,890	$9.41	1,330,890	1,825,510

(1)	On March 2, 2006, we announced a stock repurchase program to repurchase up to 3,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions. All shares under this plan were repurchased by November 2006. On October 25, 2006, we announced a new stock repurchase program to repurchase up to 2,500,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions.

On February 13, 2007, we announced the authorization of an additional 924,490 shares to our existing stock repurchase program announced in October 2006, to be purchased from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission. Under the increased program, we are authorized to repurchase up to 2,750,000 shares.

Performance Graph

Our common stock trades on the NASDAQ Global Select Market under the symbol “CBHI”. The following graph shows a comparison from October 3, 2005 (the date the Company’s common stock commenced trading on NASDAQ) through December 31, 2006 of cumulative total return for the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and NASDAQ Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Stock Market (U.S.) Index and NASDAQ Bank Stocks Index assumes reinvestment of dividends. The Company has never paid dividends on its common stock. The total return on the Company’s common stock is determined based on the change in the price of the Company’s common stock and assumes an original investment of $100. The total return on each of the indicated indices also assumes an original investment in the index of $100.

	Date
Index	10/03/05	12/30/05	12/29/06
NASDAQ Bank Stocks	100	102	114
NASDAQ Stock Market (U.S.)	100	102	113
CBHI	100	102	78

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2006. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The financial information for Centennial Bank Holdings for the year ended December 31, 2004 separately reflects the activity for the Company for the period July 17, 2004 to December 31, 2004, which we refer to as Successor, and our predecessor for the period January 1, 2004 to July 16, 2004, which we refer to as Predecessor. All financial information relating to the Company prior to July 17, 2004 is for our Predecessor.

	(Successor)			(Predecessor)
	Year Ended December 31,		Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004	Year Ended December 31,
	2006	2005			2003	2002
	(In thousands, except share, per share and percentage data)
Consolidated Statement of Income Data:
Interest income	$173,781	$139,563	$19,052	$22,912	$46,100	$51,179
Interest expense	57,584	31,694	3,762	6,797	16,605	20,990

Net interest income	116,197	107,869	15,290	16,115	29,495	30,189
Provision for credit losses	4,290	3,400	—	4,700	900	3,950

Net interest income after provision for credit losses	111,907	104,469	15,290	11,415	28,595	26,239
Noninterest income	12,717	10,317	1,784	2,426	4,589	3,589
Noninterest expense	90,908	91,983	10,947	14,514	22,048	21,724

Income (loss) before income taxes	33,716	22,803	6,127	(673)	11,136	8,104
Income tax expense	11,286	7,639	2,331	411	4,231	3,082

Income (loss) from continuing operations	22,430	15,164	3,796	(1,084)	6,905	5,022
Income (loss) from discontinued operations, net of tax	1,988	(482)	—	—	—	—

Net income (loss)	$24,418	$14,682	$3,796	$(1,084)	$6,905	$5,022

Share Data:
Basic earnings (loss) per share	$0.42	$0.27	$0.20	$(0.70)	$4.45	$3.22
Diluted earnings (loss) per share	$0.42	$0.27	$0.20	$(0.70)	$4.37	$3.16
Basic earnings (loss) from continuing operations per share	$0.39	$0.28	$0.20	$(0.70)	$4.45	$3.22
Diluted earnings (loss) from continuing operations per share	$0.39	$0.28	$0.20	$(0.70)	$4.37	$3.16
Book value per share	$10.30	$10.13	$9.85	$37.17	$38.22	$36.46
Weighted average shares outstanding—basic	57,539,996	54,222,327	19,199,601	1,554,873	1,550,457	1,558,905
Weighted average shares outstanding—diluted	57,636,365	54,295,083	19,199,601	1,554,873	1,580,086	1,586,987
Common shares outstanding at end of period	57,236,795	60,403,764	52,333,334	1,557,568	1,545,948	1,572,146

	(Successor)				(Predecessor)
	At or for the Year Ended December 31,		At December 31, 2004 or for the period from July 17, 2004 to December 31, 2004		At or for the Year Ended December 31,
	2006	2005			2003	2002
	(In thousands, except share, per share and percentage data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,620	$98,942	$90,927		$23,731	$27,202
Investments and other securities	200,322	175,753	145,502		33,588	20,547
Net loans (including loans held for sale)	1,919,588	2,046,938	1,624,100		619,812	660,628
Total assets	2,720,600	2,980,757	2,399,201		708,677	745,787
Deposits	1,960,105	2,048,352	1,678,499		580,435	639,530
Debt	134,340	215,872	109,341		66,016	44,704
Stockholders’ equity	589,459	598,748	515,414		59,089	57,316

Selected Other Balance Sheet Data:
Average assets	2,850,533	2,558,794	752,303		719,499	727,277
Average earning assets	2,172,141	1,956,050	657,485		679,562	684,474
Average stockholders’ equity	597,491	542,684	119,776		58,227	54,629

Selected Financial Ratios:
Return on average assets (a)	0.86%	0.57%	0.36	%(b)	0.96%	0.69%
Return on average stockholders’ equity (c)	4.09%	2.71%	2.26	%(d)	11.86%	9.19%
Net interest margin (e)	5.35%	5.51%	5.06	%(f)	4.34%	4.41%
Efficiency ratio (g)	61.35%	67.56%	64.12%		64.69%	64.13%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	1.25%	1.05%	0.84%		2.74%	2.77%
Nonperforming loans to total loans	1.69%	1.44%	0.88%		2.44%	2.69%
Allowance for loan losses to total loans	1.43%	1.33%	1.52%		1.22%	1.38%
Allowance for loan losses to nonperforming loans	84.91%	92.39%	173.78%		49.90%	51.28%
Net charge-offs to average loans	0.21%	0.23%	1.15	%(h)	0.38%	0.52%

(a)	Return on average assets is determined by dividing net income by average assets.
(b)	Represents net income for the period July 17, 2004 to December 31, 2004 divided by Successor average assets.
(c)	Return on average stockholders’ equity is determined by dividing net income by average stockholders’ equity.
(d)	Represents Successor net income divided by Successor average stockholders’ equity.
(e)	Net interest margin is determined by dividing net interest income (fully taxable equivalent) by average interest-earning assets.
(f)	Represents net income for the period July 17, 2004 to December 31, 2004 divided by Successor average interest-earning assets.
(g)	Efficiency ratio is determined by dividing total noninterest expense, less amortization expense, by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.
(h)	Represents net charge-offs for the period July 17, 2004 to December 31, 2004 divided by Successor average loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements and Factors that Could Affect Future Results” set forth in the beginning of Part I of this report, as well as the discussion set forth in “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data.”

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits, originating commercial loans including energy loans, real estate loans, including construction and mortgage loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and leases and consumer loans and, to a lesser extent, from fees on the sale or referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

On July 16, 2004, in a cash purchase funded by the proceeds of our sale of 18,500,000 shares of our common stock, we acquired our Predecessor and changed our name to Centennial Bank Holdings, Inc. On December 31, 2004, we acquired Guaranty Corporation, including its bank subsidiaries Guaranty Bank and Trust Company, First National Bank of Strasburg and Collegiate Peaks Bank. On April 14, 2005, we merged First National Bank of Strasburg into Guaranty Bank. We sold Collegiate Peaks Bank on November 1, 2006. We refer to Guaranty Corporation and its subsidiaries as “Guaranty” and to Guaranty Bank and Trust Company (including the merged First National Bank of Strasburg) as “Guaranty Bank”.

The Company’s financial statements as of and for the year ended December 31, 2004 present the consolidated financial position of Centennial at December 31, 2004, which includes Guaranty, and the results of operations of the Predecessor from January 1, 2004 through July 16, 2004 and the Successor from July 17, 2004 through December 31, 2004. The results of operations for 2004 with respect to either the Successor or Predecessor do not include Guaranty. With respect to the year ended December 31, 2004, we present results for our Predecessor for the period January 1, 2004 through July 16, 2004, for the Company (Successor) for the period July 17, 2004 through December 31, 2004, and for the year ended December 31, 2004, combined results of operations of the Company (Successor) and our Predecessor. We believe that presenting combined results of operations information for the year ended December 31, 2004 is helpful to our investors. In light of the continuity of management from our Predecessor to our Successor, the information for the year ended December 31, 2004 was combined in a manner similar to entities under common control.

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

On November 1, 2006, we consummated the sale of Collegiate Peaks Bank, which had been classified as held for sale since December 31, 2004. The sale of Collegiate Peaks Bank accounted for a decrease in total assets of $98.2 million from December 31, 2005. See Note 22 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Acquisitions
Entity	Date of Completion
Centennial Bank Holdings, Inc. (Predecessor) — Centennial Bank of the West	July 16, 2004
Guaranty Corporation — Guaranty Bank and Trust Company — First National Bank of Strasburg (merged into Guaranty Bank on April 14, 2005) — Collegiate Peaks Bank (divested on November 1, 2006)	December 31, 2004
First MainStreet Financial, Ltd.	October 1, 2005
— First MainStreet Bank, N.A. (Merged into Centennial Bank of the West)
— First MainStreet Insurance, Ltd. (divested on March 1, 2006)
Foothills Bank (merged into Guaranty Bank)	November 1, 2005

Divestitures
Entity	Date of Completion
First MainStreet Insurance, Ltd. (asset sale)	March 1, 2006
Collegiate Peaks Bank	November 1, 2006

Application of Critical Accounting Policies and Accounting Estimates

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies that we believe are critical or involve significant management judgment.

Allowance for Loan Losses

The loan portfolio is the largest category of assets on our balance sheets. We determine probable losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including characteristics of certain identified classified loans, historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is much more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the value of collateral on loans, the impact of factors such as changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

We estimate the appropriate level of loan loss allowance by conducting a detailed review of a number of smaller portfolio segments that comprise our loan portfolios. We segment the loan portfolio into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The risk profile of certain segments of the loan portfolio may be improving, while the risk profile of others may be deteriorating. As a result, changes in the appropriate level of the allowance for different segments may offset one another. Adjustments to the allowance represent the aggregate impact from the analysis of all loan segments.

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

Impairment of Goodwill and Intangible Assets

As a result of our acquisition activity, goodwill, an intangible asset with an indefinite life, and core deposit and customer relationships, which are intangible assets with a finite life, have been added to our balance sheet. Core deposit and customer relationship intangibles arising from our acquisitions are being amortized over their estimated useful lives of up to 15 years. Intangible assets, including our core deposit intangible assets, with finite lives will be tested for impairment when a change in events or circumstances indicate that its carrying amount may not be recoverable. Goodwill is evaluated for impairment annually, unless there are factors present that may be indicative of a potential impairment, in which case, a goodwill impairment test is performed more frequently than annually.

The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. We begin the valuation process by identifying the reporting units related to the goodwill. We identified one reporting unit, banking operations, in relation to our goodwill asset. If our impairment analysis indicates that the fair value of our reporting unit is less than its carrying amount, then we will have to write down the amount of goodwill we carry on our balance sheet through a charge to our operations.

Our impairment analysis estimated the value of our reporting unit using a market transaction approach and discounted cash flow model. Each of these valuation methods includes assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our operations. The most significant element in the goodwill evaluation is the level of our earnings. A decline in our earnings could cause our value to decline, which may not be sufficient to support the carrying value of goodwill.

Deferred Income Tax Assets

Our deferred income tax assets arise from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets are established for these items as they arise based on our judgments that they are realizable. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on the historical level of our taxable income and estimates of our future taxable income. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets would be questionable. In such an instance, we could be required to increase the valuation reserve on our deferred tax assets by charging earnings.

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

RESULTS OF OPERATIONS

The following table presents certain key aspects of our performance. The comparability of these financial measures are significantly impacted by our fourth quarter 2005 acquisitions of First MainStreet and Foothills, our December 31, 2004 acquisition of Guaranty Corporation and the July 2004 acquisition of our Predecessor. Our operating results for 2004 reflect only the operations of Centennial Bank of the West.

	(Successor)				(Predecessor)
	Year Ended December 31,		Period July 17, 2004 to December 31, 2004		Period January 1, 2004 to July 16, 2004	Combined Predecessor and Successor		Change—Increase (Decrease)
	2006	2005				2004		2006 v 2005	2005 v 2004
	(In thousands, except share data)
Results of Operations:
Interest income	$173,781	$139,563	$19,052		$22,912	$41,964		$34,218	$97,599
Interest expense	57,584	31,694	3,762		6,797	10,559		25,890	21,135

Net interest income	116,197	107,869	15,290		16,115	31,405		8,328	76,464
Provision for credit losses	4,290	3,400	—		4,700	4,700		890	(1,300)

Net interest income after provision for credit losses	111,907	104,469	15,290		11,415	26,705		7,438	77,764
Noninterest income	12,717	10,317	1,784		2,426	4,210		2,400	6,107
Noninterest expense	90,908	91,983	10,947		14,514	25,461		(1,075)	66,522

Income (loss) before income taxes	33,716	22,803	6,127		(673)	5,454		10,913	17,349
Income tax expense	11,286	7,639	2,331		411	2,742		3,647	4,897

Income (loss) from continuing operations	22,430	15,164	3,796		(1,084)	2,712		7,266	12,452
Income (loss) from discontinued operations, net of tax	1,988	(482)	—		—	—		2,470	(482)

Net income (loss)	$24,418	$14,682	$3,796		$(1,084)	$2,712		$9,736	$11,970

Share Data:
Basic and diluted earnings (loss) per share	$0.42	$0.27	$0.20		$(0.70)	$0.14	(a)	$0.15	$0.13
Return on average assets	0.86%	0.57%	0.97	%(d)	(0.29)%	0.36	%(b)	0.29%	0.21%
Return on average equity	4.09%	2.71%	7.97	%(d)	(3.28)%	2.26	%(c)	1.38%	0.45%

(a)	Represents combined net income of Predecessor and Successor divided by Successor weighted average basic or diluted shares outstanding.
(b)	Represents Predecessor and Successor combined net income divided by Successor average assets.
(c)	Represents Predecessor and Successor combined net income divided by Successor average stockholders’ equity.
(d)	Returns have been annualized.

2006 Compared to 2005

Net income for the year ended December 31, 2006 increased to $24.4 million from $14.7 million for the year ended December 31, 2005. Components of the increase in net income included an $8.3 million increase in our net interest income, a $2.4 million increase in noninterest income and a $1.1 million decrease in noninterest expense. For 2006, our noninterest expense included $11.8 million, or $7.3 million after the impact of taxes, of amortization on intangible assets associated with our acquisitions. Our 2005 intangible amortization was $12.5 million, or $7.7 million after the impact of taxes. We also recorded $2.0 million of income from discontinued operations, which includes a $0.8 million net gain after impairment of assets in the first quarter 2006 on the sale of Collegiate Peaks and $1.2 million of income earned from the 2006 operations of Collegiate Peaks and First MainStreet Insurance. Our goodwill and other intangible asset balances cause a proportional reduction in our return on average assets and return on average equity when compared to entities with minimal intangible asset balances. Our 2006 return on average assets and return on average equity both increased from 2005 to 0.9% and 4.1%, respectively. A substantial portion of the changes between 2006 and 2005 financial measures are attributable to our fourth quarter 2005 acquisitions of First MainStreet and Foothills.

2005 Compared to Combined 2004

Net income increased to $14.7 million for the year ended December 31, 2005 from $2.7 million for the year ended December 31, 2004. Our return on average assets was 0.6% and return on average stockholders’ equity was 2.7% for the year ended December 31, 2005, compared to 0.4% and 2.3% for the year ended December 31, 2004. Factors impacting our operations in 2005 consisted of the inclusion of the operations of Guaranty in 2005 as a result of our acquisition of Guaranty at December 31, 2004, the acquisitions of First MainStreet and Foothills in the fourth quarter of 2005 and expenses incurred to become a publicly traded company. Due to the significance of these factors, every aspect of our operations was significantly impacted. The acquisitions altered the components of our net interest income by changing the mix of loans and deposits. Our noninterest income and expenses were significantly impacted as we combined the operations of Guaranty Bank, Centennial Bank of the West and First MainStreet and went through the process of becoming a publicly traded company. In addition to the impact of these factors, our 2005 interest income and interest expense both increased from 2004 due to a rising rate environment.

Net Interest Income

Net interest income is our primary source of income and represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

2006 Compared to 2005

Net interest income for the year ended December 31, 2006 increased by $8.3 million over the year ended December 31, 2005 to $116.2 million. Our net interest margin for the year ended December 31, 2006 was 5.35% compared to 5.51% for the year ended December 31, 2005, which represented a decrease of 16 basis points. Our interest rate spread for the year ended December 31, 2006 was 4.48%, a decrease from the December 31, 2005 interest rate spread of 4.89%.

Interest income for the year ended December 31, 2006 increased by $34.2 million, or 24.5%, from the prior year. The rising interest rate environment, which saw four 25 basis point increases in the targeted federal funds rates between January 2006 and June 2006, and the fourth quarter 2005 acquisitions contributed to the increases. Interest income on loans, including loan fees for the year ended December 31, 2006, increased by $31.6 million to $163.8 million. This change consisted of an increase in interest on loans of $33.1 million to $157.3 million for the year ended December 31, 2006, while fees on loans, impacted by competitive pressures, decreased by $1.5 million to $6.6 million. Interest income earned on assets other than loans increased to $10.0 million for the year ended December 31, 2006, an increase of $2.6 million from the prior year, which was primarily driven by a $2.2 million increase in interest earned on tax-exempt securities.

Interest expense for the year ended December 31, 2006 increased by $25.9 million, or 81.7%, from the prior year. In addition to a rising interest rate environment, our interest expense increased due to increased competition for deposits and the fourth quarter 2005 acquisitions of First MainStreet and Foothills. The increase in our cost of funds exceeded the increased yield on interest earning assets, which led to the decline in our net interest margin and interest rate spread. Our yield on interest earning assets increased 87 basis points to 8%, while our cost of funds increased by 128 basis points to 3.52%.

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

	Year Ended December 31,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,978,003	$163,830	8.28%	$1,778,973	$132,245	7.43%
Investment securities (1)
Taxable	64,628	2,868	4.44%	85,466	1,599	1.87%
Tax-exempt	93,683	4,869	5.20%	53,101	2,708	5.10%
Bank stocks (4)	30,331	1,805	5.95%	18,340	1,076	5.87%
Other earning assets	5,496	409	7.44%	20,170	1,935	9.59%

Total interest-earning assets	2,172,141	173,781	8.00%	1,956,050	139,563	7.13%
Non-earning assets:
Cash and due from banks	71,562			63,165
Other assets	606,830			539,579

Total assets	$2,850,533			$2,558,794

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$167,381	$968	0.58%	$122,967	$436	0.35%
Money market	628,341	21,429	3.41%	535,974	10,141	1.89%
Savings	93,622	700	0.75%	85,539	624	0.73%
Time certificates of deposit	574,320	24,240	4.22%	501,564	13,672	2.73%

Total interest-bearing deposits	1,463,664	47,337	3.23%	1,246,044	24,873	2.00%
Borrowings:
Repurchase agreements	27,927	1,231	4.41%	29,844	861	2.89%
Federal funds purchased	521	25	4.80%	4,712	130	2.76%
Subordinated debentures	41,243	3,666	8.89%	41,695	2,515	6.03%
Borrowings	102,327	5,325	5.18%	90,050	3,315	3.68%

Total interest-bearing liabilities	1,635,682	57,584	3.52%	1,412,345	31,694	2.24%
Noninterest bearing liabilities:
Demand deposits	519,893			503,868
Other liabilities	97,467			99,897

Total liabilities	2,253,042			2,016,110
Stockholders’ equity	597,491			542,684

Total liabilities and stockholders’ equity	$2,850,533			$2,558,794

Net interest income		$116,197			$107,869

Net interest margin			5.35%			5.51%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.
(2)	Includes average nonaccrual loans of $32.9 million and $14.1 million at December 31, 2006 and 2005, respectively.
(3)	Net loan fees of $6.6 million and $8.0 million at December 31, 2006 and 2005, respectively, are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross loans, net of unearned fees	$31,584	$15,952	$15,632
Investment securities
Taxable	1,269	1,543	(274)
Tax-exempt	2,161	53	2,108
Equity securities	729	16	713
Other earning assets	(1,525)	(357)	(1,168)

Total interest income	34,218	17,207	17,011

Interest expense:
Deposits:
Interest-bearing demand	532	338	194
Money market	11,288	9,292	1,996
Savings	76	16	60
Time certificates of deposit	10,568	8,357	2,211
Repurchase agreements	370	421	(51)
Federal funds purchased	(105)	507	(612)
Subordinated debentures	1,151	1,178	(27)
Borrowings	2,010	1,512	498

Total interest expense	25,890	21,621	4,269

Net interest income	$8,328	$(4,414)	$12,742

2005 Compared to Combined 2004

Our net interest income for 2005 increased $76.5 million from 2004. The acquisition of Guaranty contributed $71.2 million to this increase. Excluding the effect of the Guaranty acquisition, interest income increased $10.1 million and interest expense increased $4.8 million. Interest income and interest expense increased as a result of an increasing rate environment in 2005 and the acquisitions of First MainStreet Bank and Foothills Bank in the fourth quarter of 2005. Average interest-earning assets increased $1.3 billion from $0.7 billion for 2004 to $2.0 billion for 2005. The acquisition of Guaranty represents the majority of this increase.

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Successor			Combined Successor/ Predecessor
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans held for investment (1)(2)(3)	$1,778,973	$132,245	7.43%	$613,643	$40,580	6.61%
Investment securities (1)(4)
Taxable	85,466	1,599	1.87%	31,203	961	3.08%
Tax-exempt	53,101	2,708	5.10%	415	16	3.86%
Equity securities	18,340	1,076	5.87%	5,519	256	4.64%
Other earning assets	20,170	1,935	9.59%	6,705	151	2.25%

Total interest-earning assets	1,956,050	139,563	7.13%	657,485	41,964	6.38%
Non-earning assets:
Cash and due from banks	63,165			19,998
Other assets	539,579			74,820

Total assets	$2,558,794			$752,303

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	122,967	436	0.35%	49,068	125	0.25%
Money market	535,974	10,141	1.89%	118,677	1,273	1.07%
Savings	85,539	624	0.73%	26,283	128	0.49%
Time certificates of deposit	501,564	13,672	2.73%	282,774	6,456	2.28%

Total interest-bearing deposits	1,246,044	24,873	2.00%	476,802	7,982	1.67%
Borrowings:
Repurchase agreements	29,844	861	2.89%	14,993	190	1.27%
Federal funds purchased	4,712	130	2.76%	1,197	15	1.25%
Subordinated debentures	41,695	2,515	6.03%	27,591	1,764	6.39%
Borrowings	90,050	3,315	3.68%	15,000	608	4.05%

Total interest-bearing liabilities	1,412,345	31,694	2.24%	535,583	10,559	1.97%
Noninterest bearing liabilities
Demand deposits	503,868			92,525
Other liabilities	99,897			2,758

Total liabilities	2,016,110			630,866
Stockholders’ equity	542,684			121,437

Total liabilities and stockholders’ equity	$2,558,794			$752,303

Net interest income		$107,869			$31,405

Net interest margin			5.51%			4.78%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2)	Includes average nonaccrual loans of $14.1 million and $14.3 million for the years ended December 31, 2005 and 2004, respectively.
(3)	Net loan fees of $8.0 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively, are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

The average yield on our interest-earning assets increased to 7.1% in 2005 from 6.4% in 2004. The average yield on the loan portfolio increased 82 basis points from 2004 to 2005 due to increases in interest rates. In addition, the average yield on the investment portfolio increased 98 basis points from 2004 to 2005 due to increases in interest rates and the addition of the higher yielding investment portfolio of Guaranty.

The cost of our average interest-bearing liabilities increased to 2.2% in 2005 from 2.0% in 2004. This increase was due to increased interest rates paid on deposits in response to intensified competition for deposit dollars as well as the use of higher cost borrowings as a result of our effort to reposition our interest-bearing deposits. This increase was mitigated by an increase in average non-interest bearing deposit balances to average total deposit balances from 16% in 2004 to 29% in 2005 due to the acquisition of Guaranty. Although the cost of time certificates of deposit increased to 2.7% in 2005 from 2.3% in 2004, the average time certificates of deposit as a percentage of average total deposits decreased from 50% in 2004 to 29% in 2005, reducing the impact of rising interest rates.

Although our net interest margin declined slightly in the fourth quarter 2005 due to the acquisitions of First MainStreet and Foothills, our net interest margin increased year over year to 5.5% in 2005 from 4.8% in 2004. This increase was a result of the factors discussed in the preceding paragraphs.

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

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Net Change	Rate	Volume
Interest income:
Loans held for investment	$91,665	$5,624	$86,041
Investment securities
Taxable	638	(186)	824
Tax-exempt	2,692	7	2,685
Equity securities	820	84	736
Other earning assets	1,784	1,104	680

Total interest income	97,599	6,633	90,966
Interest expense:
Deposits:
Interest-bearing demand	311	64	247
Money Market	8,868	1,583	7,285
Savings	496	90	406
Time certificates of deposit	7,216	1,446	5,770
Borrowings:
Repurchase agreements	671	378	293
Federal funds purchased	115	33	82
Subordinated debentures	751	(93)	844
Borrowings	2,707	(50)	2,757

Total interest expense	21,135	3,451	17,684

Net interest income	$76,464	$3,182	$73,282

Provision for Credit Losses

The provision for credit losses in each year represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses in the loan portfolio and losses associated with unfunded commitments to loan to our customers. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral value lessen our exposure to loan loss expense.

For discussion of impaired loans and associated collateral values and additional analysis of factors impacting the provision for loan losses, see “Financial Condition—Nonperforming Assets and Potential Problem Loans” below.

2006 Compared to 2005

In response to loan portfolio changes occurring in the third and fourth quarters of 2006, we recorded a $1.6 million and $2.7 million charge, respectively, to earnings through the provision for credit losses in each of those quarters, for a total of $4.3 million for the year ended December 31, 2006. In 2005, we recorded $3.4 million charge to earnings through the provision for credit losses, consisting of $1.7 million in both the first and fourth quarters of 2005. The provisions for credit losses recorded in 2006 and 2005 were in response to loan portfolio and unfunded commitment changes.

2005 Compared to Combined 2004

We recorded a charge to earnings through the provision for loan losses of $3.4 million during 2005 and $4.7 million during 2004. Our 2005 loan charge-offs net of recoveries was $4.1 million compared to $4.6 million in 2004.

During the first quarter of 2005, we downgraded several loans, resulting in the recording of a $1.5 million charge to provision expense. In addition, we charged our provision for $0.2 million in the first quarter of 2005 for a nonaccrual commercial loan due to the deterioration of collateral value. In the fourth quarter of 2005, we downgraded a $7.2 million construction loan relationship due to borrowings reaching the fully funded commitment prior to the completion of the construction project.

Noninterest Income

The following table presents our major categories of noninterest income:

	Successor			Predecessor
	Year Ended December 31,		Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004	Combined Predecessor and Successor
	2006	2005			2004	2006 v 2005	2005 v 2004
	(In thousands)
Customer service and other fees	$7,746	$5,701	$1,305	$1,707	$3,012	$2,045	$2,689
Gain (loss) on sale of securities	(4)	(7)	36	(66)	(30)	3	23
Gain on sale of loans	719	1,316	—	—	—	(597)	1,316
Merchant income	389	524	278	221	499	(135)	25
ATM income	873	453	100	286	386	420	67
Other income	2,994	2,330	65	278	343	664	1,987

Total noninterest income	$12,717	$10,317	$1,784	$2,426	$4,210	$2,400	$6,107

2006 Compared to 2005

Our 2006 noninterest income of $12.7 million represented an increase of $2.4 million from 2005. The most significant factor in our noninterest income increase was the fourth quarter 2005 acquisitions of First MainStreet and Foothills. In addition to the impact of the acquisitions, we experienced declines in our nonsufficient fund charges in the last six months of 2006 compared to the first six months of 2006. We averaged $714 thousand per quarter in the second half of 2006 compared to an average of $853 thousand per quarter in the first half of 2006. As a result of new deposit products and corresponding service charges implemented in early 2006, our service charge and analysis fees increased through the first three quarters of 2006 from $697 thousand in the first quarter to $765 thousand in the third quarter, with a decline to $670 thousand in the fourth quarter 2006. Our gain on sale of loans decreased in 2006 from 2005 by $0.6 million due primarily to the discontinuation of our residential mortgage group at the end of the third quarter 2006.

2005 Compared to Combined 2004

Noninterest income increased to $10.3 million in 2005 from $4.2 million in 2004 for an increase of $6.1 million. The increase in 2005 was primarily related to the acquisition of Guaranty. Noninterest income of $6.5 million, or 63.1% of the $10.3 million, is related to noninterest income from Guaranty. Partially offsetting this increase was the decline in service charges in 2005 associated with the increase in interest rates related to earnings credits for business accounts.

Noninterest Expense

The following table presents the major categories of noninterest expense:

	Year Ended December 31,		Change— Increase/(Decrease)
	2006	2005
	(In thousands)
Salaries and employee benefits	$46,185	$41,426	$4,759
Occupancy expense	7,977	6,887	1,090
Furniture and equipment	4,859	3,778	1,081
Amortization	11,815	12,389	(574)
Professional services	5,940	5,183	757
Merger, acquisition and transition	1,866	10,431	(8,565)
Advertising and business development	2,100	2,348	(248)
Technology and processing	1,586	2,448	(862)
Delivery and postage	1,480	1,274	206
Insurance, taxes and assessments	1,851	1,371	480
Communications	1,237	905	332
Office and operating supplies	937	1,055	(118)
Loan related costs	1,811	1,299	512
Other	1,264	1,189	75

Total noninterest expense	$90,908	$91,983	$(1,075)

Our $90.9 million of noninterest expense in 2006 represents a decrease of $1.1 million from 2005. Our merger, acquisition and transition expense decreased by $8.6 million for 2006. In 2005, we incurred costs associated with the integration of our acquisitions, which included the integration of the 2004 Centennial Bank and Guaranty acquisitions, and the 2005 First MainStreet and Foothills acquisitions. We had substantially completed the integration and transition efforts associated with the acquisitions by the end of 2005, which resulted in the $8.6 million decrease in expense. The acquisitions of First MainStreet and Foothills in the fourth quarter 2005 is the primary cause of our increase in most noninterest expense categories in 2006.

During 2006, we experienced a decline in technology and processing costs of $0.9 million from the prior year, while incentive compensation, and advertising and business development expenses decreased by $0.9 million and $0.2 million, respectively. The decline in technology and processing was primarily the result of the integration of Centennial Bank onto the Guaranty operating platform that was completed in July 2005. Our incentive compensation expense decreased due to changes to the compensation plan implemented for 2006 and the decline in our loan portfolio. The improvement in advertising and business development and office and operating supplies expenses reflected an increased emphasis on cost control, with a portion of the decline in office and operating supplies attributable to one-time costs incurred in connection with the 2005 acquisitions and integration efforts.

2005 Compared to Combined 2004

Total noninterest expense for 2005 was $92.0 million, representing an increase of $66.5 million from the 2004 combined total of $25.5 million. The primary cause of the increase was the inclusion of expenses from Guaranty in the 2005 balances. During 2005, we incurred $12.4 million of amortization expense related to core deposit intangible assets and noncompete agreements that resulted from the acquisition of Predecessor, Guaranty, First MainStreet and Foothills. We also incurred $10.4 million of costs associated with the acquisitions and the integration of the banks into our financial and operational systems. The following table presents the major categories of noninterest expense:

	Successor		Predecessor
	Year Ended December 31, 2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004	Combined Predecessor and Successor 2004	Change— Increase/(Decrease)
					2005 v 2004
	(In thousands)
Salaries and employee benefits	$41,426	$5,874	$6,104	$11,978	$29,448
Occupancy and equipment	10,665	1,634	1,862	3,496	7,169
Merger/Acquisition/Transition	10,431	—	—	—	10,431
Data and item processing	2,448	552	676	1,228	1,220
Amortization	12,389	778	—	778	11,611
Postage and courier	1,274	190	223	413	861
Professional fees	4,458	22	3,469	3,491	967
Director’s Fees	725	139	190	329	396
ATM expenses	264	166	215	381	(117)
Administration	960	466	556	1,022	(62)
Examinations and assessments	1,371	74	90	164	1,207
Merchant expense	367	195	210	405	(38)
Loan related costs	1,299	397	356	753	546
Advertising and business development	2,348	242	268	510	1,838
Operating supplies	1,055	119	114	233	822
Other	503	99	181	280	223

Total noninterest expense	$91,983	$10,947	$14,514	$25,461	$66,522

Income Taxes

2006 Compared to 2005

Our effective tax rate for each of the years ended December 31, 2006 and 2005 was 33.5%, with $11.3 million and $7.6 million, respectively, recorded as tax provision expense. The impact of tax-exempt interest income is the primary reason for an effective rate of 33.5% that is 4.5% less than our 38.0% statutory rate.

2005 Compared to Combined 2004

Our effective tax rates were 33.5% for 2005 and 50.0% for 2004. The 2005 effective rate was less than the statutory rate of 38.0% primarily due to tax-exempt interest income. Nondeductible expenses associated with the 2004 acquisitions were the primary cause of the 50% effective tax rate in 2004. We recorded tax provisions of $7.6 million in 2005 and $2.7 million in 2004.

FINANCIAL CONDITION

At December 31, 2006, we had total assets of $2.7 billion, compared to $3.0 billion and $2.4 billion at December 31, 2005 and 2004, respectively. Collegiate Peak Banks’ assets, which were sold in November 2006, accounted for a decrease of $98.3 million and $89.6 million of December 31, 2005 and 2004, respectively, in total assets. We acquired assets valued at $595.5 million in the fourth quarter 2005 acquisitions of First MainStreet and Foothills. The following table sets forth certain key consolidated balance sheet data:

	December 31,
	2006	2005	2004
	(In thousands)
Total assets	$2,720,600	$2,980,757	$2,399,201
Earning Assets	2,152,053	2,232,818	1,828,853
Deposits	1,960,105	2,048,352	1,678,499

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated.

	Successor						Predecessor
	2006		2005		2004		2003		2002
	Amount	% of Total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Real estate:
Mortgage	$742,524	38%	$654,976	32%	$520,485	32%	$139,695	22%	$86,767	13%
Construction	427,465	22%	530,716	26%	508,003	31%	314,586	50%	352,046	52%
Commercial	647,915	33%	724,929	35%	458,171	28%	68,867	11%	91,320	14%
Agricultural	51,338	3%	71,707	3%	62,199	4%	71,384	11%	95,729	14%
Consumer	50,222	2%	63,121	3%	64,625	4%	29,797	5%	39,168	6%
Leases receivable and other	32,144	2%	27,004	1%	28,505	2%	4,138	1%	5,843	1%

Total gross loans	1,951,608	100%	2,072,453	100%	1,641,988	100%	628,467	100%	670,873	100%

Less: allowance for loan losses	(27,899)		(27,475)		(25,022)		(7,653)		(9,257)
Unearned discount	(4,121)		(4,860)		(167)		(1,002)		(988)

Net Loans	$1,919,588		$2,040,118		$1,616,799		$619,812		$660,628

Loans held for sale at lower of cost or market	$—		$6,820		$7,301		$—		$—

We had no foreign loans at December 31, 2006 or 2005.

Our $1.9 billion loan portfolio at December 31, 2006 decreased by $120.5 million from December 31, 2005. The decline is due in part to our strategy to reduce our concentration in construction, land development and land loans. In 2006, construction, land development and land loans included in the real estate portfolio decreased by $90.6 million, which led our real estate–construction loans category to decrease as a percentage of our total loan portfolio by 4% to 22%, down from 26% at December 31, 2005. Adjusting for the decrease in construction, land development and land loans, our real estate portfolio increased by $74.9 million. Our commercial and other loans decreased by $105.1 million, with commercial loans accounting for $77.0 million of that decline. We experienced 84% of the decline in commercial and other loans through June 30, 2006, with the remaining 16% decline from July 2006 through December 2006. We discontinued our residential mortgage group at the end of the third quarter 2006, which accounted for the elimination of loans held for sale at December 31, 2006.

Loan maturities

The following table shows the amounts of loans outstanding at December 31, 2006, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans.

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(In thousands)
Real estate—mortgage	$221,871	$316,349	$204,304	$742,524	$171,729	$348,924
Real estate—construction	338,495	67,676	21,294	427,465	21,330	67,639
Commercial	335,084	181,831	131,000	647,915	107,062	205,769
Agricultural	21,496	21,167	8,675	51,338	8,367	21,475
Consumer	13,261	22,829	14,132	50,222	35,011	1,950
Lease receivable and other	6,181	7,610	18,353	32,144	4,061	21,903

Total	$936,388	$617,462	$397,758	$1,951,608	$347,560	$667,660

Nonperforming Assets and Other Impaired Loans

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our nonaccrual loans, loans that are 90 days or more past due, and other loans for which we determine that noncompliance with contractual terms of the loan agreement is probable. The acquired impaired loans are valued at the present value of expected cash flows at the date of acquisition. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs. Impaired loans that have been purchased or acquired in a transfer are considered impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at acquisition.

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$32,852	$29,608
Accruing loans past due 90 days or more	3	131
Other real estate owned	1,207	1,465

Total nonperforming assets	$34,062	$31,204

Impaired loans:
Nonperforming loans	$32,855	$29,739
Other impaired loans	5,978	20,551

Total impaired loans	38,833	50,290
Allocated allowance for loan losses	(8,028)	(10,360)

Net investment in impaired loans	$30,805	$39,930

Impaired loans with a valuation allowance	$23,616	$44,267
Impaired loans without a valuation allowance	15,217	6,023

Total impaired loans	$38,833	$50,290

Valuation allowance related to impaired loans	$8,028	$10,360

Valuation allowance as a percent of impaired loans	20.7%	20.6%

Nonaccrual loans to loans, net of unearned discount	1.69%	1.43%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	1.75%	1.51%

Allowance for loan losses to nonperforming loans	84.91%	92.39%
Allowance for loan losses to impaired loans	71.84%	54.63%

Nonperforming assets of $34.1 million at December 31, 2006 reflected an increase of $2.9 million from December 31, 2005. Our nonaccrual loans increased in 2006 by $3.2 million while OREO decreased by $0.3 million. Our December 31, 2006 impaired loans of $38.8 million reflected a decrease of $11.5 million from December 31, 2005. Our percentage of nonaccrual loans to loans increased from 1.4% at December 31, 2005 to 1.7% at December 31, 2006. Our allowance for loan losses as a percentage of nonperforming loans decreased by 7.5%, while our allowance as a percentage of impaired loans increased by 17.2%. We discuss our allowance further in the following “Allowance for Loan Losses” section.

The following table presents our nonperforming assets at the dates indicated:

	At December 31,
	Successor			Predecessor
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans, not restructured	$32,852	$29,608	$11,905	$15,338	$18,037
Accruing loans past due 90 days or more	3	131	2,494	—	16

Total nonperforming loans (NPLs)	32,855	29,739	14,399	15,338	18,053
Other real estate owned	1,207	1,465	5,707	4,087	2,634

Total nonperforming assets (NPAs)	$34,062	$31,204	$20,106	$19,425	$20,687

Selected ratios:
NPLs to total loans held for investment	1.69%	1.44%	0.88%	2.44%	2.69%
NPAs to total assets	1.25%	1.05%	0.84%	2.74%	2.77%

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

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses on all other loans. Impaired loans are discussed in the previous section.

In estimating the nonspecific allowance for loan losses, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned risk ratings using regulatory definitions of “special mention,” “substandard,” and “doubtful”. Loans graded as “loss” are generally charged off immediately.

For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon three years of historical loss rates and adjusted for qualitative factors affecting loan portfolio collectibility as described above.

The specific allowance for impaired loans and the allowance calculated for probable losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the actual allowance for loan losses at each quarter end and any shortfall is covered by an additional provision for loan losses.

The table below summarizes loans held for investment, average loans held for investment, nonperforming loans and changes in the allowance for loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

	Successor			Predecessor
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$27,475	$25,022	$7,653	$9,257	$8,701
Allowance acquired through acquisition	—	3,855	17,304	—	—
Unfunded commitment allowance (1)	—	(718)	—	—	—
Loan charge-offs:
Real estate—mortgage	2,186	1,740	1,232	708	710
Real estate—construction	2,044	200	67	207	185
Commercial	1,154	2,848	2,413	975	1,500
Agricultural	40	35	709	810	1,083
Consumer	477	670	867	719	554
Lease receivable and other	26	48	23	182	167

Total loan charge-offs:	5,927	5,541	5,311	3,601	4,199

Recoveries:
Real estate—mortgage	359	188	36	78	271
Real estate—construction	65	135	9	194	11
Commercial	1,023	802	302	523	332
Agricultural	84	73	190	116	8
Consumer	223	133	126	166	149
Lease receivable and other	—	126	13	20	34

Total loan recoveries	1,754	1,457	676	1,097	805

Net loan charge-offs	4,173	4,084	4,635	2,504	3,394

Provision for loan losses (2)	4,597	3,400	4,700	900	3,950

Balance, end of period	$27,899	$27,475	$25,022	$7,653	$9,257

Loans held for investment	$1,947,487	$2,067,593	$1,641,821	$627,465	$669,885
Average loans held for investment	1,975,055	1,774,241	614,543	652,046	658,378
Non-performing loans	32,855	29,739	14,339	15,338	18,053
Selected ratios:
Net charge-offs to average loans held for investment	0.21%	0.23%	0.76%	0.38%	0.52%
Provision for the allowance for loans to average loans	0.23%	0.19%	0.76%	0.14%	0.60%
Allowance for loans to loans held for investment at end of period	1.43%	1.33%	1.52%	1.22%	1.38%
Allowance for loans to non-performing loans	84.91%	92.39%	173.78%	49.90%	51.28%

(1)	The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities at December 31, 2005.
(2)	The provision for credit losses noted in the financials statements includes provision for loan losses of $4,597,000 and a recovery on the reserve for unfunded commitments of $307,000 for the year ended December 31, 2006.

At December 31, 2006, the allowance for loan losses was $27.9 million, which represents an increase of $0.4 million from December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans was 84.9% at December 31, 2006, and represented a decrease of 7.5 percentage points from December 31, 2005. The ratio of the allowance for loan losses to loans, net of unearned discount, was 1.43% at December 31, 2006, as compared to 1.33% at December 31, 2005. For the year ended December 31, 2006, we had net charge-offs of $4.2 million and provision for credit losses of $4.3 million. The Company’s loss exposure on its substandard loans continues to be mitigated by collateral positions on these loans. Management continues to monitor the allowance for loan losses closely and will adjust the allowance when necessary, based on its analysis, which includes ongoing evaluation of substandard loans and their collateral positions.

The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

	At December 31,
	Successor						Predecessor
	2006		2005		2004		2003		2002
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage	$6,150	22.0%	$10,611	38.6%	$7,139	28.5%	$3,703	54.6%	$4,575	46.3%
Real estate—construction	8,520	30.5%	1,928	7.0%	2,844	11.4%	1,012	17.6%	1,208	19.1%
Commercial	8,452	30.3%	9,115	33.2%	6,185	24.7%	1,635	11.0%	1,550	13.6%
Agricultural	2,071	7.4%	477	1.7%	1,463	5.8%	385	11.4%	580	14.3%
Consumer	2,027	7.3%	721	2.6%	1,458	5.8%	549	4.7%	748	5.8%
Leases receivable and other	679	2.5%	8	0.0%	137	0.5%	41	0.7%	49	0.9%
Unallocated (a)	—	0.0%	4,615	16.9%	5,796	23.3%	328	0.0%	547	0.0%

Total	$27,899	100.0%	$27,475	100.0%	$25,022	100.0%	$7,653	100.0%	$9,257	100.0%

(a)	Represents our estimate of probable loss associated with general economic conditions and portfolio concentrations that are not directly correlated to a specific loan classification.

Securities

We manage our investment portfolio principally to provide liquidity and to balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk. The carrying value of our portfolio of investment securities at December 31, 2006, 2005 and 2004 was as follows:

	At December 31,
	Successor
	2006	2005	2004
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$13,076	$38,170
U.S. Government agencies	2,408	5,367	8,479
Obligations of states and political subdivisions	115,571	72,893	34,321
Mortgage backed securities	38,440	50,043	43,713
Other securities	841	1,702	1,004

Total securities available-for-sale	$157,260	$143,081	$125,687

Securities held-to-maturity:
Mortgage-backed securities	$11,217	$5,798	$640

Bank stocks at cost	$31,845	$26,874	$12,770

The carrying value of our investment securities at December 31, 2006 totaled $200.3 million compared to $175.8 million at December 31, 2005. The makeup of our investment portfolio shifted during 2006 away from U.S. government securities to obligations of states and political subdivisions, which have a higher yield and earn tax-exempt income. In 2006, we financed a hospital construction project through the purchase of $40 million of the hospital’s bonds, which is recorded as an available-for-sale security. At December 31, 2006 and 2005, we had $62.5 million and $20.0 million, respectively, of million of lending arrangements structured as investment securities and carried as obligations of states and political subdivisions at December 31, 2006.

The following table shows the maturities of investment securities at December 31, 2006, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	At December 31, 2006
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government agencies	$—	0.00%	$2,408	4.56%	$—	0.00%	$—	0.00%
Obligations of states and political subdivisions	2,908	5.89%	44,118	8.43%	10,334	5.94%	58,211	7.20%
Mortgage backed securities	—	0.00%	1,404	4.36%	16,338	4.67%	20,698	4.78%
Other securities	—	0.00%	841	23.74%	—	0.00%	—	0.00%

Total securities available-for-sale	$2,908	5.89%	$48,771	8.39%	$26,672	5.16%	$78,909	6.57%

Securities held-to-maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$11,217	5.49%

At December 31, 2006 and 2005, we held $31.8 million and $26.9 million, respectively, of other securities consisting of equity securities with no maturity date, which are not reflected in the above schedule.

Deposits

Total deposits were $2.0 billion at both December 31, 2006 and 2005. Our 2006 average noninterest bearing deposits constituted 26.2% of our 2006 average total average deposits, which compares to 2005 average noninterest bearing deposits to 2005 total average deposits of 28.8%. Our noninterest-bearing demand deposits decreased by $76.2 million, while our interest bearing demand deposits, including money market and savings accounts, increased by $43.3 million. Our certificates of deposit decreased by $55.4 million to $577.6 million at December 31, 2006, or 29.5% of total deposits, compared to 30.9% at December 31, 2005. Our 2006 cost on interest-bearing liabilities increased to 3.2% from 2.0% for 2005. We increased the interest rates paid on money market accounts and certificates of deposit in response to increased competition for deposits and a rising interest rate environment through June 2006.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	At December 31,
	Successor				Combined Successor and Predecessor
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing demand	$167,381	0.58%	$122,967	0.35%	$49,068	0.25%
Money market	628,342	3.41%	535,974	1.89%	118,677	1.07%
Savings	93,622	0.75%	85,539	0.73%	26,283	0.49%
Time	574,320	4.22%	501,564	2.73%	282,774	2.28%
Noninterest bearing deposits	519,893	0.00%	503,868	0.00%	92,525	0.00%

Totals	$1,983,558	3.23%	$1,749,912	2.00%	$569,327	1.67%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2006 and December 31, 2005.

	At December 31,
	2006	2005
	(In thousands)
Due in three months or less	$102,070	$169,729
Due in over three months through six months	63,637	79,289
Due in over six months through twelve months	138,009	91,578
Due in over twelve months	58,638	30,202

Totals	$362,354	$370,798

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated. Our acquisitions were the primary driver in the 2004 to 2005 change of deposit mix.

	At December 31,
	Successor				Combined Successor and Predecessor
	2006		2005		2004
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Interest bearing demand	$167,381	8.44%	$122,967	7.03%	$49,068	8.62%
Money market	628,342	31.68%	535,974	30.63%	118,677	20.85%
Savings	93,622	4.72%	85,539	4.89%	26,283	4.62%
Time	574,320	28.95%	501,564	28.66%	282,774	49.67%
Noninterest bearing deposits	519,893	26.21%	503,868	28.79%	92,525	16.24%

Totals	$1,983,558	100.00%	$1,749,912	100.00%	$569,327	100.00%

Borrowings

Subordinated Debentures and Trust Preferred Securities

In September 2000, our Predecessor formed CenBank Statutory Trust I and completed an offering of $10.0 million 10.6% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Subordinated Debentures issued by our predecessor. Interest paid on the 10.6% Debentures will be distributed to the holders of the 10.6% Preferred Securities. Distributions payable on the 10.6% Preferred Securities are recorded as interest expense in the consolidated statements of income. These 10.6% Debentures are unsecured, junior rank and are subordinate in right of payment to all senior debt of the Company. The 10.6% Preferred Securities are subject to mandatory redemption upon repayment of the 10.6% Debentures. We have the right, subject to events of default, to defer payments of interest on the 10.6% Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the 10.6% Debentures. The 10.6% Debentures mature on September 7, 2030, which may be shortened by us to not earlier than September 7, 2010, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.6% Debentures or the 10.6% Preferred Securities.

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

For financial reporting purposes, the trusts were treated as our non-banking subsidiaries and consolidated in the consolidated financial statements prior to December 31, 2003. Since our adoption of FIN 46R on December 31, 2003, the trusts are treated as investments and not consolidated in the consolidated financial statements. Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the securities issued by the trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2006, all of the trusts’ securities outstanding qualified as Tier 1 capital.

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

Other Borrowings

We have a revolving line of credit and several term notes with the Federal Home Loan Bank. At December 31, 2006, we had $55.2 million and $9.1 million, respectively. The maximum credit allowance for future borrowings was $301.0 million at December 31, 2006 and includes term notes and the line of credit. The interest rate on the line of credit varies daily with the federal funds rate. The term notes have fixed interest rates that range from 2.52% to 6.22%. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement, as amended, with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, and regulatory capital ratios that qualify the Company as well-capitalized. As of December 31, 2006, we had an outstanding balance of $2.5 million and were in compliance with all debt covenants. The line of credit has a variable rate based on the federal funds rate, which was 6.7% at December 31, 2006. The line of credit is secured by the stock of Guaranty Bank. U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

CAPITAL

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital to total risk-weighted assets of at least 4%, a ratio of Tier 1 capital to total average assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to total risk-weighted assets of at least 8%. Total risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high risk loans, and adding the products together.

	Ratio at December 31, 2006	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated Centennial Bank Holdings, Inc.	11.17%	8.00%	10.00%
Centennial Bank of the West	11.36%	8.00%	10.00%
Guaranty Bank and Trust Company	10.93%	8.00%	10.00%

Tier 1 Risk Based Capital Ratio
Consolidated Centennial Bank Holdings, Inc.	9.92%	4.00%	6.00%
Centennial Bank of the West	10.10%	4.00%	6.00%
Guaranty Bank and Trust Company	9.82%	4.00%	6.00%

Leverage Ratio
Consolidated Centennial Bank Holdings, Inc.	8.93%	4.00%	5.00%
Centennial Bank of the West	8.90%	4.00%	5.00%
Guaranty Bank and Trust Company	9.14%	4.00%	5.00%

LIQUIDITY

Based on our existing business plan, we believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

We rely on dividends, management fees, and charges for services from our subsidiary banks as primary sources of liquidity for the holding company. We plan to continue to utilize the available dividends from the Banks for holding company operations, subject to regulatory and other restrictions. In general, the Banks are able to dividend earnings to the holding company, subject to the Banks maintaining capital ratios that meet the minimum requirement for classification for well-capitalized institutions. In addition to our bank subsidiaries, we also utilize our $70 million revolving credit agreement for liquidity management purposes. All lines of credit are expected to be renewed. We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. In addition, while fluctuations in the balances of large depositors may cause temporary increases and decreases in liquidity from time to time, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Liquid assets represented approximately 7.6% of total assets at December 31, 2006. We believe that if the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank, could be employed to meet those current and presently anticipated funding needs.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES, AND CONTRACTUAL OBLIGATIONS

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2006:

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(In thousands)
Contractual Obligations
Subordinated Debentures	$41,239	$—	$—	$—	$41,239
Treasury Tax and Loan note	867	—	—	—	867
U.S. Bank Line of Credit	2,450	2,450	—	—	—
Federal Home Loan Bank Obligations	64,315	56,504	2,922	4,485	404
Operating Lease Obligations	23,463	3,226	5,817	5,476	8,944
Purchase Obligations	6,336	2,333	3,547	456	—

Totals	$138,670	$64,513	$12,286	$10,417	$51,454

Off-Balance Sheet Arrangements

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(In thousands)
Commitments
Commitments to extend credit	$555,757	$370,864	$164,420	$15,009	$5,464
Standby letters of credit	32,382	28,723	3,636	5	18
Commercial letters of credit	274	274	—	—	—

Totals	$588,413	$399,861	$168,056	$15,014	$5,482

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We have not entered into any market risk sensitive instruments for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Our Asset Liability Management Committee, or ALCO, addresses interest rate risk. The committee is composed of members of our senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

At December 31, 2006, we had a negative gap of $109.7 million, or negative 4.0% of our total assets, that would be subject to re-pricing within one year, with a total positive gap of $512.3 million, or 18.8% of our total assets. The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of December 31, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date:

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$4,244	$—	$—	$—	$—	$4,244
Investment securities	24,456	12,696	30,131	101,194	31,845	200,322
Loans, gross	1,095,217	191,560	468,955	160,658	31,097	1,947,487
All other assets	—	—	—	—	568,547	568,547

Totals	$1,123,917	$204,256	$499,086	$261,852	$631,489	$2,720,600

Deposits	$1,006,650	$345,904	$89,939	$—	$517,612	$1,960,105
Assets under repurchase agreements and federal funds purchases	25,469	—	—	—	—	25,469
Borrowings	57,371	2,450	7,407	404	—	67,632
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	—	—	—	—	36,696	36,696
Stockholders’ equity	—	—	—	—	589,459	589,459

Totals	$1,089,490	$348,354	$97,346	$41,643	$1,143,767	$2,720,600

Period gap (assets minus liabilities)	$34,427	$(144,098)	$401,740	$220,209	$(512,278)
Cumulative gap	34,427	(109,671)	292,069	512,278
Cumulative rate sensitive gap %	1.3%	(4.0)%	10.7%	18.8%

At December 31, 2006, we had approximately $1.3 billion in assets and $1.4 billion in liabilities repricing within one year, with our rate sensitive liabilities exceeding our risk sensitive assets by $109.7 million, or 4.0% of total assets. This means that $109.7 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). This analysis indicates that at December 31, 2006, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Centennial Bank Holdings, Inc. and Subsidiaries

Management’s Report On Internal Control Over Financial Reporting	57

Reports of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets at December 31, 2006 and 2005	60

Consolidated Statements of Income, Years Ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor), and the Period January 1, 2004 to July 16, 2004 (Predecessor)	61

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Years Ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor), and the Period January 1, 2004 to July 16, 2004 (Predecessor)	62

Consolidated Statements of Cash Flows, Years Ended December 31, 2006 and 2005 (restated), the Period July 17, 2004 to December 31, 2004 (Successor), and the Period January 1, 2004 to July 16, 2004 (Predecessor)	63

Notes to Consolidated Financial Statements	65

Management’s Report On Internal Control Over Financial Reporting

The management of Centennial Bank Holdings, Inc., including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

As of December 31, 2006, Centennial Bank Holdings, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, have issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ DANIEL M. QUINN	/s/ PAUL W. TAYLOR
Daniel M. Quinn President and Chief Executive Officer	Paul W. Taylor Executive Vice President and Chief Financial Officer

March 23, 2007

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Centennial Bank Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Centennial Bank Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Centennial Bank Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Centennial Bank Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centennial Bank Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006 and 2005, and the periods July 17, 2004 to December 31, 2004 (Successor) and January 1, 2004 to July 16, 2004 (Predecessor), and our report dated March 23, 2007, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

March 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Centennial Bank Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Centennial Bank Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2006 and 2005 and the periods July 17, 2004 to December 31, 2004 (Successor) and January 1, 2004 to July 16, 2004 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Bank Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the periods July 17, 2004 to December 31, 2004 (Successor), and January 1, 2004 to July 16, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(a) to the consolidated financial statements, the consolidated statement of cash flows for the year ended December 31, 2005 has been restated.

We have also audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of Centennial Bank Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

March 23, 2007

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
	(In thousands, except per share data)
Assets
Cash and due from banks	$45,409	$88,852
Federal funds sold	4,211	10,090

Cash and cash equivalents	49,620	98,942

Securities available for sale, at fair value	157,260	143,081
Securities held to maturity (fair value of $11,157 and $5,686 at December 31, 2006 and 2005)	11,217	5,798
Bank stocks, at cost	31,845	26,874

Total investments	200,322	175,753

Loans, net of unearned discount	1,947,487	2,067,593
Less allowance for loan losses	(27,899)	(27,475)

Net loans	1,919,588	2,040,118

Loans held for sale	—	6,820
Premises and equipment, net	74,166	73,429
Other real estate owned and foreclosed assets	1,207	1,465
Goodwill	392,958	392,507
Other intangible assets, net	41,599	54,922
Other assets	41,140	38,531
Assets held for sale	—	98,270

Total assets	$2,720,600	$2,980,757

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$517,612	$593,811
Interest-bearing demand	777,579	722,030
Savings	87,265	99,496
Time	577,649	633,015

Total deposits	1,960,105	2,048,352
Securities sold under agreements to repurchase and federal funds purchased	25,469	44,399
Borrowings	67,632	130,198
Subordinated debentures	41,239	41,275
Interest payable and other liabilities	36,696	37,368
Liabilities associated with assets held for sale	—	80,417

Total liabilities	2,131,141	2,382,009

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 64,154,950 shares issued, 57,236,795 shares outstanding at December 31, 2006 (includes 1,725,825 shares of unvested restricted stock); 63,159,692 shares issued, 60,403,764 shares outstanding at December 31, 2005 (includes 1,278,631 shares of unvested restricted stock)	64	63
Additional paid-in capital	614,489	612,089
Shares to be issued for deferred compensation obligations	775	—
Retained earnings	42,896	18,478
Accumulated other comprehensive income	809	93
Treasury Stock, at cost, 6,450,418 and 2,755,928, respectively	(69,574)	(31,975)

Total stockholders’ equity	589,459	598,748

Total liabilities and stockholders’ equity	$2,720,600	$2,980,757

See “Notes to Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor), and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	(Successor)			(Predecessor)
	Year Ended December 31,		July 17, 2004 to December 31, 2004	January 1, 2004 to July 16, 2004
	2006	2005
	(In thousands, except per share data)
Interest income:
Loans, including fees	$163,830	$132,245	$18,320	$22,260
Investment securities:
Taxable	2,868	2,955	453	508
Tax-exempt	4,869	2,708	6	10
Dividends	1,805	1,076	126	130
Federal funds sold and other	409	579	147	4

Total interest income	173,781	139,563	19,052	22,912

Interest expense:
Deposits	47,337	24,873	2,642	5,340
Federal funds purchased and repurchase agreements	1,274	991	155	50
Subordinated debentures	3,666	2,515	710	1,054
Borrowings	5,307	3,315	255	353

Total interest expense	57,584	31,694	3,762	6,797

Net interest income	116,197	107,869	15,290	16,115
Provision for credit losses	4,290	3,400	—	4,700

Net interest income, after provision for credit losses	111,907	104,469	15,290	11,415
Noninterest income:
Customer service and other fees	10,385	8,481	1,314	1,698
Gain (loss) on sale of securities	(4)	(7)	36	(66)
Gain on sale of mortgages	719	1,316	—	—
Other	1,617	527	470	728

Total noninterest income	12,717	10,317	1,784	2,426
Noninterest expense:
Salaries and employee benefits	46,185	41,426	5,375	6,604
Occupancy expense	7,977	6,887	1,101	1,200
Furniture and equipment	4,859	3,778	533	662
Amortization of intangible assets	11,815	12,389	777	—
Merger, acquisition and transition expenses	1,866	10,431	—	—
Other general and administrative	18,206	17,072	3,161	6,048

Total noninterest expense	90,908	91,983	10,947	14,514

Income (loss) before income taxes	33,716	22,803	6,127	(673)
Income tax expense	11,286	7,639	2,331	411

Income (loss) from continuing operations	22,430	15,164	3,796	(1,084)
Income (loss) from discontinued operations, net of tax	1,988	(482)	—	—

Net income (loss)	$24,418	$14,682	$3,796	$(1,084)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.39	$0.28	$0.20	$(0.70)
Income (loss) from discontinued operations, net of tax	0.03	(0.01)	—	—
Net income (loss)	0.42	0.27	0.20	(0.70)
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.39	$0.28	$0.20	$(0.70)
Income (loss) from discontinued operations, net of tax	0.03	(0.01)	—	—
Net income (loss)	0.42	0.27	0.20	(0.70)

See “Notes to Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor),

and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Predecessor:
Balance, December 31, 2003	1,545,948	$24,782	$—	$—	$34,228	$79	$59,089
Comprehensive loss:
Net loss	—	—	—	—	(1,084)	—	(1,084)
Change in net unrealized loss on securities available for sale	—	—	—	—	—	(66)	(66)

Total comprehensive loss							(1,150)
Repurchase of common stock	—	(2,716)	—	—	—	—	(2,716)
Issuance of common stock	11,620	2,186	—	—	—	—	2,186
Tax effect of stock options exercised	—	480	—	—	—	—	480

Balance, July 16, 2004	1,557,568	$24,732	$—	$—	$33,144	$13	$57,889

Successor:
Comprehensive income (loss):
Net income	—	$—	$—	$—	$3,796	$—	$3,796
Change in net unrealized loss on securities available for sale	—	—	—	—	—	(22)	(22)

Total comprehensive income							3,774
Issuance of common stock	52,333,334	511,640	—	—	—	—	511,640

Balance, December 31, 2004	52,333,334	511,640	—	—	3,796	(22)	515,414
Comprehensive income:
Net income	—	—	—	—	14,682	—	14,682
Change in net unrealized loss on securities available for sale	—	—	—	—	—	115	115

Total comprehensive income							14,797
Stock compensation awards, net	1,278,631	—	—	—	—	—	—
Earned stock award compensation	—	800	—	—	—	—	800
Repurchase of common stock	(2,725,928)	—	—	(31,975)	—	—	(31,975)
Deferred compensation	9,517,727	99,936	—	—	—	—	99,936
Costs associated with issuance of common stock	—	(504)	—	—	—	—	(504)
Tax effect of stock options exercised	—	280	—	—	—	—	280

Balance, December 31, 2005	60,403,764	612,152	—	(31,975)	18,478	93	598,748
Comprehensive income:
Net income	—	—	—	—	24,418	—	24,418
Change in net unrealized loss on securities available for sale	—	—	—	—	—	716	716

Total comprehensive income							25,134
Stock compensation awards, net	479,992	—	—	—	—	—	—
Earned stock award compensation	—	2,899	—	—	—	—	2,899
Repurchase of common stock	(3,724,500)	—	—	(37,599)	—	—	(37,599)
Deferred compensation	77,539	(500)	775	—	—	—	275
Tax effect of stock options exercised	—	2	—	—	—	—	2

Balance, December 31, 2006	57,236,795	$614,553	$775	$(69,574)	$42,896	$809	$589,459

See “Notes to Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor),

and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	(Successor)			(Predecessor)
	Year Ended December 31,		July 17, 2004 to December 31, 2004*	January 1, 2004 to July 16, 2004
		Restated
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$24,418	$14,682	$3,796	$(1,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,107	17,620	823	600
Provision for credit losses	4,390	3,484	—	4,700
Stock compensation	2,899	800	—	—
Appreciation of bank owned life insurance	(523)	—	—	—
Loss (gain) on sale of securities	4	7	(36)	66
Gain on sale of real estate owned and assets	(329)	(441)	(8)	(33)
Real estate valuation adjustments	910	567	—	—
(Gain) loss on discontinued operations	(838)	1,542	—	—
Other	(1,052)	(1,040)	(30)	(78)
Proceeds from sales of loans held for sale	58,128	95,462	—	—
Originations of loans held for sale	(50,589)	(93,658)	—	—
Net change in:
Accrued interest receivable and other assets	139	(10,633)	1,757	(991)
Accrued interest payable and other liabilities	(4,877)	6,291	608	59

Net cash provided by operating activities	50,787	34,683	6,910	3,239

Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	—	36,075	(380,057)	—
Activity in available-for-sale securities:
Maturities, prepayments, and calls	85,245	219,330	42,202	151,089
Purchases	(103,333)	(172,942)	(43,487)	(153,116)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	553	254	250	174
Purchases	(5,725)	(1,155)	—	—
Loan originations and principal collections, net	108,319	(95,140)	10,695	12,676
Proceeds from sales of foreclosed assets	5,689	7,247	1,014	4,260
Proceeds from sales of premises and equipment	9,238	1,964	—	172
Additions to premises and equipment	(14,745)	(9,261)	(184)	(187)
Net cash and cash equivalents transferred in sale of subsidiary	(19,391)	—	—	—

Net cash provided (used) by investing activities	65,850	(13,628)	369,567	15,068

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor),

and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	(Successor)			(Predecessor)
	Year Ended December 31,		July 17, 2004 to December 31, 2004*	January 1, 2004 to July 16, 2004
		Restated
	2006	2005
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(73,086)	(68,535)	(83,918)	(16,986)
Net change in short-term borrowings	(56,666)	84,226	13,278	(21,570)
Proceeds from issuance of debt	—	—	—	4,200
Repayment of long-term debt	(5,877)	(659)	(213)	(241)
Net change in federal funds purchased and repurchase agreements	(10,597)	17,415	19,123	(2,976)
Proceeds from sale of common stock	—	—	511,640	2,186
Repurchase of common stock	(37,854)	(31,720)	—	(2,716)
Tax benefit from vesting of stock compensation	2	280	—	—
Costs associated with issuance of common stock	(1,750)	(504)	—	—
Issuance of subordinated debentures	—	—	—	15,464

Net cash provided (used) by financing activities	(185,828)	503	459,910	(22,639)

Net change in cash and cash equivalents	(69,191)	21,558	97,253	(4,332)
Cash and cash equivalents, beginning of period	118,811	97,253	—	23,731

Cash and cash equivalents, end of period	$49,620	$118,811	$97,253	$19,399

Cash and cash equivalents – consolidated statements of cash flows	$49,620	$118,811	$97,253	$19,399
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets	—	(19,869)	(6,326)	—

Cash and cash equivalents – consolidated balance sheets	$49,620	$98,942	$90,927	$19,399

See Note 23 to Consolidated Financial Statements for supplemental cash flows disclosures.

*	See Note 2(a) to Consolidated Financial Statements.

See “Notes to Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization and Operations

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2006, those subsidiaries were Guaranty Bank and Trust Company and Centennial Bank of the West. At December 31, 2005, those subsidiaries were Guaranty Bank and Trust Company, Centennial Bank of the West, Collegiate Peaks Bank, which was held for sale as of December 31, 2005 and sold on November 1, 2006, and First MainStreet Insurance, Ltd, which was sold on March 1, 2006, which we sometimes refer to as Guaranty Bank, CBW, Collegiate Peaks and First MainStreet Insurance, respectively. Reference to “Banks” means Guaranty Bank and CBW, “we” or “Company” means the Company on a consolidated basis with the Banks, Collegiate Peaks and First MainStreet Insurance as applicable. Reference to “Centennial” or to the holding company, we are referring to the parent company on a standalone basis.

The Banks are full-service community banks offering an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including construction loans and mortgage loans), Small Business Administration guaranteed loans and consumer loans. Centennial Bank of the West also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

(2) Summary of Significant Accounting Policies

(a) Restatement of Consolidated Statements of Cash Flows

The Company has restated its previously issued consolidated statements of cash flows for the year ended December 31, 2005 as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the nine-month periods ended September 30, 2006 and 2005, the six-month periods ended June 30, 2006 and 2005, and the three-month periods ended March 31, 2006 and 2005 as set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively. The restatements did not affect the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of stockholders’ equity and comprehensive income (loss) for any of the affected periods. Accordingly, the historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

The cash flow restatements solely relate to the presentation of cash and cash equivalents held at Collegiate Peaks Bank (“Collegiate Peaks”), which the Company acquired in December 2004 and sold in November 2006. The cash and cash equivalents presented on the consolidated statements of cash flows should have included the cash and cash equivalents of Collegiate Peaks, which are classified as assets held for sale on the Company’s consolidated balance sheet. The restatements for the year ended December 31, 2005, and the year to date periods ended March 31, 2006, June 30, 2006 and September 30, 2006, solely affect the presentation of cash flows from operating activities, the total change in cash and cash equivalents, and the total cash and cash equivalents presented in the affected consolidated statements of cash flows of the Company. The restatements for the year to date periods ended March 31, 2005, June 30, 2005 and September 30, 2005, affect the amounts reflected in the operating activities, investing activities and financing activities sections of the statements of cash flows, the total change in cash and cash equivalents, and the total cash and cash equivalents presented in the affected consolidated statements of cash flows.

The Company also restated the caption “Net cash and cash equivalents acquired (paid) in acquisitions” for the period July 17, 2004 to December 31, 2004. The amount of that restatement is immaterial to the consolidated financial statements.

The consolidated statements of cash flows for the year ended December 31, 2005, the period July 17, 2004 to December 31, 2004, the nine-month periods ended September 30, 2006 and 2005, the six-month periods ended June 30, 2006 and 2005, and the three-month periods ended March 31, 2006 and 2005, as previously reported and as restated, are reflected on the following pages.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2005-Previously Reported	Year Ended December 31, 2005-Restated	July 17, 2004 to December 31, 2004-Previously Reported	July 17, 2004 to December 31, 2004-Restated
	(In thousands)
Cash flows from operating activities:
Net income	$14,682	$14,682	$3,796	$3,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,620	17,620	823	823
Provision for loan losses	3,484	3,484	—	—
Stock Compensation	800	800	—	—
(Gain) loss on sale of securities	7	7	(36)	(36)
Gain on sale of real estate owned and assets	(441)	(441)	(8)	(8)
Real estate valuation adjustments	567	567	—	—
Loss on discontinued operations	1,542	1,542	—	—
Other	(1,040)	(1,040)	(30)	(30)
Proceeds from sales of loans held for sale	95,462	95,462	—	—
Originations of loans held for sale	(93,658)	(93,658)	—	—
Net change in:
Accrued interest receivable and other assets	(24,176)	(10,633)	1,757	1,757
Accrued interest payable and other liabilities	6,291	6,291	608	608

Net cash provided by operating activities	21,140	34,683	6,910	6,910

Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	36,075	36,075	(386,383)	(380,057)
Activity in available-for-sale securities:
Maturities, prepayments, and calls	219,330	219,330	42,202	42,202
Purchases	(172,942)	(172,942)	(43,487)	(43,487)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	254	254	250	250
Purchases	(1,155)	(1,155)	—	—
Loan originations and principal collections, net	(95,140)	(95,140)	10,695	10,695
Proceeds from sales of foreclosed assets	7,247	7,247	1,014	1,014
Proceeds from sales of premises and equipment	1,964	1,964	—	—
Additions to premises and equipment	(9,261)	(9,261)	(184)	(184)
Proceeds from sale of subsidiary	—	—	—	—

Net cash used by investing activities	(13,628)	(13,628)	(375,893)	(369,567)

Cash flows from financing activities:
Net decrease in deposits	(68,535)	(68,535)	(83,918)	(83,918)
Net change in short-term borrowings	84,226	84,226	13,278	13,278
Repayment of long-term debt	(659)	(659)	(213)	(213)
Net change in federal funds purchased and repurchase agreements	17,415	17,415	19,123	19,123
Repurchase of common stock	(31,720)	(31,720)	—	—
Proceeds from issuance of common stock	—	—	511,640	511,640
Costs associated with issuance of common stock	(504)	(504)	—	—
Tax benefit from vesting of stock compensation	280	280	—	—

Net cash provided by financing activities	503	503	459,910	459,910

Net change in cash and cash equivalents	8,015	21,558	90,927	97,253
Cash and cash equivalents, beginning of period	90,927	97,253	—	—

Cash and cash equivalents, end of period	$98,942	$118,811	$90,927	$97,253

Cash and cash equivalents—consolidated statements of cash flows		$118,811		$97,253
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets		(19,869)		(6,326)

Cash and cash equivalents—consolidated balance sheets		$98,842		$90,927

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$34,609	$31,985	$3,631	$3,631
Income taxes paid	11,505	12,288	1,436	1,436
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	2,547	2,547	2,007	2,007

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Unaudited
	Nine Months Ended September 30, 2006 -Previously Reported	Nine Months Ended September 30, 2006 -Restated	Nine Months Ended September 30, 2005 -Previously Reported	Nine Months Ended September 30, 2005 -Restated
	(In thousands)
Cash flows from operating activities:
Net income	$18,975	$18,975	$9,817	$9,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,370	13,370	12,339	12,409
Provision for loan losses	1,588	1,588	1,700	1,756
Stock Compensation	2,382	2,382	275	275
Gain on sale of securities	(1)	(1)	(1,071)	(1,071)
Gain on sale of real estate owned and assets	(196)	(196)	(601)	(601)
Real estate valuation adjustments	—	—	265	265
Loss on discontinued operations	201	201	1,584	1,584
Other	(1,208)	(1,208)	425	342
Proceeds from sales of loans held for sale	55,390	55,390	78,056	78,056
Originations of loans held for sale	(49,896)	(49,896)	(75,708)	(75,708)
Net change in:
Accrued interest receivable and other assets	4,301	(262)	(15,553)	(5,137)
Accrued interest payable and other liabilities	(8,355)	(8,355)	9,346	(534)

Net cash provided by operating activities	36,551	31,988	20,874	21,453

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	70,981	70,981	135,374	144,666
Purchases	(96,679)	(96,679)	(143,164)	(151,093)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	297	297	250	250
Purchases	(4,395)	(4,395)	—	—
Loan originations and principal collections, net	76,324	76,324	(125,525)	(125,908)
Proceeds from sales of foreclosed assets	1,784	1,784	5,204	5,204
Proceeds from sales of premises and equipment	6,382	6,382	1,889	1,893
Additions to premises and equipment	(13,318)	(13,318)	(11,984)	(12,034)
Proceeds from sale of subsidiary	1,835	1,835	—	—

Net cash provided (used) by investing activities	43,211	43,211	(137,956)	(137,022)

Cash flows from financing activities:
Net increase (decrease) in deposits	(83,754)	(83,754)	42,466	51,246
Net change in short-term borrowings	7,170	7,170	58,125	58,125
(Repayment of) proceeds from long-term debt	(388)	(388)	20,163	20,163
Net change in federal funds purchased and repurchase agreements	(4,824)	(4,824)	3,813	4,368
Repurchase of common stock	(25,328)	(25,328)	(4,659)	(4,659)
Tax benefit from vesting of stock compensation	2	2	280	280

Net cash provided (used) by financing activities	(107,122)	(107,122)	120,188	129,523

Net change in cash and cash equivalents	(27,360)	(31,924)	3,106	13,954
Cash and cash equivalents, beginning of period	98,942	118,811	90,927	97,253

Cash and cash equivalents, end of period	$71,582	$86,887	$94,033	$111,207

Cash and cash equivalents—consolidated statements of cash flows		$86,887		$111,207
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets		(15,305)		(17,174)

Cash and cash equivalents—consolidated balance sheets		$71,582		$94,033

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$42,776	$42,776	$20,236	$20,747
Income taxes paid	18,393	18,393	5,798	5,798
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	5,094	5,094	1,791	1,791

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Unaudited
	Six Months Ended June 30, 2006- Previously Reported	Six Months Ended June 30, 2006- Restated	Six Months Ended June 30, 2005-Previously Reported	Six Months Ended June 30, 2005- Restated
	(In thousands)
Cash flows from operating activities:
Net income	$13,155	$13,155	$4,687	$4,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,009	9,009	7,519	7,565
Provision for loan losses	15	15	1,700	1,732
Stock Compensation	1,508	1,508	—	—
(Gain) loss on sale of securities	5	5	(635)	(635)
Gain on sale of real estate owned and assets	(50)	(50)	(348)	(348)
Loss on discontinued operations	201	201	1,244	1,244
Other	(718)	(718)	373	320
Proceeds from sales of loans held for sale	39,711	39,711	47,185	47,185
Originations of loans held for sale	(36,935)	(36,935)	(45,287)	(45,287)
Net change in:
Accrued interest receivable and other assets	8,835	3,669	(9,521)	(4,260)
Accrued interest payable and other liabilities	(6,182)	(6,182)	5,095	371

Net cash provided by operating activities	28,554	23,388	12,012	12,574

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	20,652	20,652	100,252	105,544
Purchases	(53,735)	(53,735)	(108,064)	(112,027)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	10	10	130	130
Loan originations and principal collections, net	137,316	137,316	(79,629)	(81,696)
Proceeds from sales of foreclosed assets	1,213	1,213	3,290	3,290
Proceeds from sales of premises and equipment	189	189	1,889	1,892
Additions to premises and equipment	(6,035)	(6,035)	(4,806)	(4,832)
Proceeds from sale of subsidiary	1,835	1,835	—	—

Net cash provided (used) by investing activities	101,445	101,445	(86,938)	(87,699)

Cash flows from financing activities:
Net increase (decrease) in deposits	(54,817)	(54,817)	(88,945)	(85,844)
Net change in short-term borrowings	(53,547)	(53,547)	90,627	90,627
(Repayments of) proceeds from long-term debt	(265)	(265)	31,267	31,267
Net change in federal funds purchased and repurchase agreements	(12,480)	(12,480)	23,806	24,879
Repurchase of common stock	(17,135)	(17,135)	(4,659)	(4,659)
Tax benefit from vesting of stock compensation	2	2	280	280

Net cash provided (used) by financing activities	(138,242)	(138,242)	52,376	56,550

Net change in cash and cash equivalents	(8,243)	(13,409)	(22,550)	(18,575)
Cash and cash equivalents, beginning of period	98,942	118,811	90,927	97,253

Cash and cash equivalents, end of period	$90,699	$105,402	$68,377	$78,678

Cash and cash equivalents—consolidated statements of cash flows		$105,402		$78,678
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets		(14,703)		(10,301)

Cash and cash equivalents—consolidated balance sheets		$90,699		$68,377

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$27,002	$27,002	$11,369	$11,681
Income taxes paid	10,933	10,933	1,044	1,044
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	524	524	1,770	1,770

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Unaudited
	Three Months Ended March 31, 2006- Previously Reported	Three Months Ended March 31, 2006-Restated	Three Months Ended March 31, 2005- Previously Reported	Three Months Ended March 31, 2005-Restated
	(In thousands)
Cash flows from operating activities:
Net income	$7,429	$7,429	$1,097	$1,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,460	4,460	3,720	3,744
Provision for loan losses	8	8	1,700	1,714
Stock Compensation	700	700	—	—
(Gain) loss on sale of securities	5	5	(393)	(393)
(Gain) loss on sale of real estate owned and assets	122	122	(250)	(250)
Loss on discontinued operations	201	201	—	—
Other	(377)	(377)	227	199
Proceeds from sales of loans held for sale	21,991	21,991	28,305	28,305
Originations of loans held for sale	(20,586)	(20,586)	(24,817)	(24,817)
Net change in:
Accrued interest receivable and other assets	8,905	1,906	(11,289)	(5,152)
Accrued interest payable and other liabilities	2,213	2,213	4,436	(1,807)

Net cash provided by operating activities	25,071	18,072	2,736	2,640

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	9,956	9,956	54,599	57,891
Purchases	(6,569)	(6,569)	(63,681)	(65,657)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	—	—	3	3
Loan originations and principal collections, net	63,918	63,918	(18,939)	(21,366)
Proceeds from sales of foreclosed assets	453	453	3,178	3,178
Proceeds from sales of premises and equipment	115	115	52	52
Additions to premises and equipment	(4,730)	(4,730)	(2,569)	(2,593)
Proceeds from sale of subsidiary	1,835	1,835	—	—

Net cash provided (used) by investing activities	64,978	64,978	(27,357)	(28,492)

Cash flows from financing activities:
Net increase (decrease) in deposits	20,791	20,791	(11,337)	(5,518)
Net change in short-term borrowings	(72,985)	(72,985)	(14,780)	(14,780)
Proceeds from long-term debt	—	—	24,974	24,974
Net change in federal funds purchased and repurchase agreements	(18,483)	(18,483)	9,681	9,639
Repurchase of common stock	(3,603)	(3,603)	(319)	(319)
Tax benefit from vesting of stock compensation	—	—	280	280

Net cash provided (used) by financing activities	(74,280)	(74,280)	8,499	14,276

Net change in cash and cash equivalents	15,769	8,770	(16,122)	(11,576)
Cash and cash equivalents, beginning of period	98,942	118,811	90,927	97,253

Cash and cash equivalents, end of period	$114,711	$127,581	$74,805	$85,677

Cash and cash equivalents—consolidated statements of cash flows		$127,581		$85,677
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets		(12,870)		(10,872)

Cash and cash equivalents—consolidated balance sheets		$114,711		$74,805

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$14,077	$14,077	$5,383	$5,538
Income taxes paid	—	—	—	—
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	162	162	79	79

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(b) Basis of Presentation

On July 16, 2004, Centennial Bank Holdings, Inc. and its wholly owned subsidiary, Centennial Bank of the West (Predecessor), were acquired by Centennial C Corp (CCC) in a cash purchase funded by the proceeds of CCC’s sale of 18,500,000 shares of its common stock. Centennial Bank Holdings, Inc. was then merged with and into CCC, which then changed its name to Centennial Bank Holdings, Inc. (Successor). On December 31, 2004, Centennial Bank Holdings, Inc. acquired Guaranty Corporation. Guaranty Corporation’s subsidiaries included Guaranty Bank and Trust Company, First National Bank of Strasburg and Collegiate Peaks Bank. On April 14, 2005, First National Bank of Strasburg was merged into Guaranty Bank. The acquisitions, as well as our acquisitions in 2005 (see Note 3), were recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

For presentation purposes, consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows are presented for the years ended December 31, 2006 and 2005, the period July 17, 2004 to December 31, 2004 (Successor), and the period January 1, 2004 to July 16, 2004 (Predecessor). The consolidated balance sheet as of December 31, 2004 (Successor) includes the accounts of Guaranty Corporation and subsidiaries. The results of operations for 2004 do not include Guaranty Corporation and subsidiaries. All significant intercompany transactions have been eliminated.

In connection with the sale of First MainStreet Insurance on March 1, 2006, the Company revised its 2005 statement of income to segregate the First MainStreet Insurance results of operations as of and for the year ended December 31, 2005 as discontinued operations. The financial position and results of operations of Collegiate Peaks Bank have been segregated as discontinued operations since December 31, 2004. Collegiate Peaks Bank was sold on November 1, 2006.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

Cash and cash equivalents on the Company’s consolidated balance sheets include cash, balances due from banks and federal funds sold that have an original maturity of three months or less. The Company’s statements of cash flows include cash activity of the Company’s wholly owned subsidiary, Collegiate Peaks, which was classified as held for sale since its acquisition on December 31, 2004 through its sale on November 1, 2006.

(e) Securities

We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(f) Loans Held for Sale

At December 31, 2005, loans originated without the intent to hold to maturity are classified as held for sale. At December 31, 2006, the Company had no loans classified as held for sale. Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires discounts or premiums on loans held for sale be deferred until the related loan is sold. Loans held for sale consist of mortgage loans originated and are secured by residential real estate. Loans held for sale are sold with servicing rights.

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

(g) Loans

The Company grants real estate, commercial, agricultural and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions of Colorado, among other factors.

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(h) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within interest payable and other liabilities.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The required allowance for impaired loans is measured on a loan-by-loan basis for commercial, real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Groups of smaller balance homogenous loans are collectively evaluated for impairment.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the reserve for unfunded loan commitments. These agencies may require the Company to recognize additions to the allowance and/or the reserve based on their judgments related to information available to them at the time of their examinations.

(i) Other Real Estate Owned and Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost basis or fair value at the date of foreclosure, less estimated costs of disposition. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the assets to be acquired by a charge to the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

allowance for loan losses, if necessary. Subsequent to foreclosure, management periodically performs analysis of fair value and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses of such assets, changes in the value of the assets, and gain and losses on their disposition are included in noninterest expense.

(j) Premises and Equipment

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

(k) Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2006, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, and performance conditions. The performance-based share awards expire December 31, 2012. In 2006, the Company added service vesting conditions to certain performance-based share awards (but not with respect to awards held by executive officers). There was no incremental cost associated with this change in vesting conditions. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is our only intangible asset with an indefinite life. The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

intangible assets, and estimating the fair value of each reporting unit. We have identified one significant reporting unit—banking operations. We determined the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our impairment analysis indicated that there was no impairment in our goodwill.

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

(n) Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, and definite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell. Assets to be disposed are separately presented in the balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The gain or loss and income from a disposal group are recorded as discontinued operations on the statement of income.

(o) Segments of an Enterprise and Related Information

The Company operates as one segment. The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented in this report. For the year ended December 31, 2006, the Company had two active operating subsidiaries, Centennial Bank of the West and Guaranty Bank and Trust Company. For the year ended 2005, the Company had three active operating subsidiaries, Centennial Bank of the West, Guaranty Bank and Trust Company and First MainStreet Insurance, and one operating subsidiary that was held for sale, Collegiate Peaks Bank. The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in determining its reportable segments and related disclosures. The Company has determined that banking is its one reportable business segment. The Company’s nonbanking subsidiary, which was sold in 2006, did not meet the 10% threshold for disclosure as an operating segment under SFAS No. 131.

(p) Earnings (loss) per Common Share

Basic earnings per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued. In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation. Dilutive common shares that may be issued by the Company

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

relate to unvested common share grants subject to a service condition for the years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor), and outstanding stock options that are determined using the treasury stock method for the period January 1, 2004 to July 16, 2004 (Predecessor). Earnings (loss) per common share have been computed based on the following:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004 (Predecessor)
	(Successor)
Average common shares outstanding	57,539,986	54,222,327	19,199,601	1,554,873
Effect of dilutive unvested stock grants	96,369	72,756	—	—
Effect of dilutive options	—	—	—	—	(a)

Average shares outstanding and calculated diluted earnings per common share	57,636,355	54,295,083	19,199,601	1,554,873

(a)	Impact of options is antidilutive due to the net loss for the period.

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

Following are the components of other accumulated comprehensive income (loss) and related tax effects for the periods indicated (in thousands):

	Year Ended December 31,		July 17, 2004 to December 31, 2004 (Successor)	January 1, 2004 to July 16, 2004 (Predecessor)
	2006 (Successor)	2005 (Successor)

Holdings gains (losses) on available for sale securities	$1,647	$149	$1	$(171)
Reclassification adjustment for gains and losses realized in income	(342)	2	(36)	66

Net unrealized gains (losses)	1,305	151	(35)	(105)
Tax effect	(496)	(58)	13	39

Net unrealized gains (losses), net of tax	$809	$93	$(22)	$(66)

(r) Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the 2005 Deferred Compensation Plan (2005 Plan) are given

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The 2005 Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company. Company common stock held by the Company for the satisfaction of obligations of the 2005 Plan is classified as treasury stock. The Company held 77,366 and 50,000 shares of Company common stock for deferred compensation plan obligations at December 31, 2006, and 2005, respectively, which are recorded as treasury stock.

(s) Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We do not expect there to be any material effect on our financial position or results of operations from the adoption of FIN 48.

The Fair Value Option for Financial Assets and Financial Liabilities: The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are presently evaluating this Statement and have not yet decided whether we will or will not adopt it.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The Statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The Statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Company will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on its financial position or results of operations.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value.

Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 is effective as of the beginning of the first fiscal year beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS No. 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Company on or after January 1, 2007. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the SEC issued Staff Accounting Bulletin 108, (“SAB 108”), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. Application of the guidance in SAB 108 had no impact on our 2006 financial statements.

(t) Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(3) Acquisitions

On July 16, 2004, CCC acquired 100% of the stock of Centennial Bank Holdings, Inc. and its wholly-owned subsidiary, Centennial Bank of the West (Predecessor), in a cash acquisition funded by CCC’s sale of its common stock. Centennial Bank Holdings, Inc. was then merged with and into CCC, which then changed its name to Centennial Bank Holdings, Inc. (Successor). On December 31, 2004, the Company acquired the stock of Guaranty Corporation. On October 1, 2005, the Company issued 9,517,727 shares of common stock, valued at $99,432,000, to acquire 100% of the stock of First MainStreet Financial, Ltd. (“FMS”). The value of the shares issued was determined based on Company equity transactions in proximity to the negotiations to purchase FMS and the signing of the related definitive purchase agreement. On November 1, 2005, the Company purchased the stock of Foothills Bank. These acquisitions were recorded using the purchase method of accounting, and accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates. For these acquisitions, the Company allocated the purchase price based on the estimated fair values of the tangible and intangible assets and liabilities acquired.

(4) Securities

The amortized cost and estimated fair value of securities are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)

	December 31, 2006
Securities available for sale:
U.S. government agencies	$2,426	$—	$(18)	$2,408
State and municipal	113,649	1,998	(76)	115,571
Mortgage-backed	39,039	38	(637)	38,440
Other securities	841	—	—	841

Securities available for sale	$155,955	$2,036	$(731)	$157,260

Securities held to maturity:
Mortgage-backed	$11,217	$38	$(98)	$11,157

	December 31, 2005
Securities available for sale:
U.S. treasuries	$13,165	$—	$(89)	$13,076
U.S. government agencies	5,391	—	(24)	5,367
State and municipal	72,110	949	(166)	72,893
Mortgage-backed	50,797	29	(783)	50,043
Other securities	1,697	5	—	1,702

Securities available for sale	$143,160	$983	$(1,062)	$143,081

Securities held to maturity:
Mortgage-backed	$5,798	$—	$(112)	$5,686

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the rights to prepay obligations with or without prepayment penalties.

	Available for sale
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$2,905	$2,908
Due after one year through five years	46,096	47,366
Due after five years through ten years	10,221	10,334
Due after ten years	57,694	58,212

Total available for sale, excluding mortgage-backed securities	116,916	118,820
Mortgage-backed securities	39,039	38,440

Total available for sale	$155,955	$157,260

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities	$11,217	$11,157

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
			(In thousands)
U.S. government agencies	$—	$—	$2,408	$(18)	$2,408	$(18)
State and municipal	6,746	(15)	9,527	(61)	16,273	(76)
Mortgage-backed	1,195	(17)	36,623	(718)	37,818	(735)

Total temporarily impaired securities	$7,941	$(32)	$48,558	$(797)	$56,499	$(829)

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2006, were securities that have been issued by U.S. government agencies and government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statements of income.

The Company had realized losses of $4,000 on the sale of investment securities for the year ended December 31, 2006, realized gains of $14,000 and realized losses of $21,000 on the sale of investment securities

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

for the year ended December 31, 2005 (Successor), realized gains of $36,000 on the sale of investment securities for the period July 17, 2004 to December 31, 2004 (Successor) and realized gains of $10,000 and realized losses of $76,000 on the sale of investment securities for the period January 1, 2004 to July 16, 2004 (Predecessor).

Investment securities with carrying values of $105,387,000 and $105,388,000 were pledged at December 31, 2006 and 2005, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

(5) Bank Stocks

The Company, through its subsidiary banks, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka, and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investment at December 31 was as follows:

	2006	2005
	(In thousands)
Federal Reserve Bank of Kansas City	$18,362	$15,578
Federal Home Loan Bank of Topeka	12,722	10,534
Other bank stocks securities	761	762

Totals	$31,845	$26,874

(6) Loans

A summary of the balances of loans at December 31 follows:

	2006	2005
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$686,056	$584,590
Construction	427,465	530,716
Equity lines of credit	56,468	70,386
Commercial loans	647,915	724,929
Agricultural loans	51,338	71,707
Lease financing	6,704	677
Installment loans to individuals	50,222	63,121
Overdrafts	4,319	2,006
SBA and other	21,121	24,321

	1,951,608	2,072,453
Less:
Allowance for loan losses	(27,899)	(27,475)
Unearned discount	(4,121)	(4,860)

Net loans	$1,919,588	$2,040,118

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of the allowance for loan losses is as follows:

	Year Ended December 31, 2006 (Successor)	Year Ended December 31, 2005 (Successor)	July 17, 2004 to December 31, 2004 (Successor)	January 1, 2004 to July 16, 2004 (Predecessor)
	(In thousands)
Balance, beginning of period	$27,475	$25,022	$—	$7,653
Provision for loan losses (1)	4,597	3,400	—	4,700
Loans charged off	(5,927)	(5,541)	(3,549)	(1,762)
Recoveries on loans previously charged-off	1,754	1,457	346	330
Allowance from acquisitions (note 3)	—	3,855	28,225	—
Unfunded commitment allowance (2)	—	(718)	—	—

Balance, end of period	$27,899	$27,475	$25,022	$10,921

(1)	The provision for credit losses noted in the consolidated financial statements includes provision for loan losses of $4,597,000 and a recovery on the reserve for unfunded commitments of $307,000 for the year ended December 31, 2006.
(2)	The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to interest payable and other accrued liabilities at December 31, 2005.

The following is a summary of information pertaining to impaired loans at December 31:

	2006	2005
	(In thousands)
Impaired loans with a valuations allowance	$23,616	$44,267
Impaired loans without a valuations allowance	15,217	6,023

Total impaired loans	$38,833	$50,290

Valuation allowance related to impaired loans	$8,028	$10,360

Average investment in impaired loans	$42,660	$38,425

Interest income of $712,000 was recognized on nonaccrual loans during the year ended December 31, 2006. The gross interest income that would have been recorded in the period that ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period for December 31, 2006 was $3,284,000. At December 31, 2006, no additional funds are committed to be advanced in connection with impaired loans. At December 31, 2006 and 2005, the total investment in loans on nonaccrual was approximately $32,852,000 and $29,608,000, respectively. At December 31, 2006, $3,000 in loans past due ninety days or more were still accruing interest.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7) Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2006	2005
	(In thousands)
Land	$14,154	$15,509
Buildings	48,160	41,121
Leasehold improvements	6,952	6,334
Equipment	16,426	15,632
Software	450	435
Leasehold interest in land	684	684
Construction in progress	6	3,134

	86,832	82,849
Accumulated depreciation and amortization	(12,666)	(9,420)

	$74,166	$73,429

Depreciation expense for the year ended December 31, 2006, the year ended December 31, 2005, and the period July 17, 2004 to December 31, 2004 (Successor), and the period January 1, 2004 to July 16, 2004 (Predecessor) was $4,545,000, $3,579,000, $600,000 and $422,000 respectively. Such amounts are classified in occupancy and furniture and equipment expense.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2006 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (amounts in thousands):

2007	$3,226
2008	3,099
2009	2,718
2010	2,776
2011	2,700
Thereafter	8,944

Total future minimum rent commitments	$23,463

Certain leases contain options to extend the lease terms for five to fifteen years. The cost of such rental is not included in the above rental commitments. Rent expense for the year ended December 31, 2006, the year ended December 31, 2005, and the period July 17, 2004 to December 31, 2004 (Successor), and the period January 1, 2004 to July 16, 2004 (Predecessor) was $3,280,000, $3,192,000, $542,000 and $639,000, respectively.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8) Goodwill

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2006 and 2005 and the period July 17, 2004 to December 31, 2004 (Successor) and the period from January 1, 2004 to July 16, 2004 (Predecessor) were as follows (amounts in thousands):

Balance as of December 31, 2004	$328,185
Goodwill acquired on October 1, 2005	46,258
Goodwill acquired on November 1, 2005	14,623
Adjustment to goodwill	3,441

Balance as of December 31, 2005	392,507
Adjustment to goodwill	1,089
Sale of First MainStreet Insurance	(638)

Balance as of December 31, 2006	$392,958

The Company revised the estimated value for discontinued operations in the second quarter of 2005 based on additional information available related to the sale of its Collegiate Peaks subsidiary. The Company determined that it would have an estimated tax liability associated with the sale of Collegiate Peaks, resulting in additional goodwill of $3,441,000 in 2005. In 2006, the Company increased its deferred income tax liabilities related to acquisitions, resulting in additional goodwill of $1,089,000.

(9) Other Intangible Assets

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. In 2005, the Company acquired definite lived intangible assets of $14,135,000 and none in 2006. The amortization expense represents the estimated decline in the value of the underlying intangible assets. The Company had the following definite-lived intangible assets:

	Useful life	December 31, 2006	December 31, 2005
		(In thousands)
Non-compete employment agreements	1 - 4 years	$3,606	$3,706
Core deposit intangible assets	7 - 15 years	62,975	62,975
Expirations - First MainStreet Insurance	7 years	—	1,477

		66,581	68,158
Accumulated amortization		(24,982)	(13,236)

		$41,599	$54,922

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for the years ended December 31, 2006 and 2005 and the period from July 17, 2004 to December 31, 2004 was $ 11,815,000, $12,389,000, and $777,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (amounts in thousands):

Total
Fiscal year ending:
2007	$8,665
2008	7,434
2009	6,277
2010	5,169
2011	4,091
Thereafter	9,963

$41,599

(10) Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $362,354,000 and $370,798,000, respectively. At December 31, 2006, the scheduled maturities of interest-bearing time deposits are as follows (in thousands):

Fiscal year ending:
2007	$489,145
2008	59,699
2009	24,572
2010	2,485
2011	1,733
Thereafter	15

$577,649

(11) Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company. At December 31, 2006, the Company’s commitment on securities to be sold under agreements to repurchase was $23,300,000. Total securities sold under agreements to repurchase outstanding at December 31, 2006 and 2005 were $25,469,000 and $29,076,000, respectively.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(12) Borrowings

A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(In thousands)
December 31, 2006
Short-term borrowings:
Treasury Tax and Loans	$867	Variable	Revolving	$1,000
FHLB line of credit	55,200	5.40 & 5.59% (variable)	Apr-07	300,968
U.S. Bank line of credit	2,450	6.67% (variable)	Nov-07	70,000

Total short-term borrowings	58,517

Long-term borrowings:
FHLB term notes (fixed rate)	9,115	Range: 2.52 –6.22%	2007 –2014	See below

Total borrowings	$67,632

December 31, 2005
Short-term borrowings:
Treasury Tax and Loans	$1,275	Variable	Revolving	$1,000
FHLB line of credit	106,100	3.90 & 4.22% (variable)	Apr-06	324,336
FHLB term note	5,347	Range: 3.91 –5.15%	Nov–Dec 2006	See below
U.S. Bank line of credit	7,808	5.68% (variable)	11/17/2006	70,000

Total short-term borrowings	120,530

Long-term borrowings:
FHLB term notes (fixed rate)	9,668	Range: 2.52 –6.22%	2007-2014	See below

Total borrowings	$130,198

The Company has executed a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $300,968,000 and $324,336,000 at December 31, 2006 and 2005, respectively. All lines of credit are expected to be renewed.

The Company’s revolving credit agreement, as amended, with U.S. Bank National Association contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized. As of December 31, 2006, the Company was in compliance with all debt covenants, as amended. The line of credit is secured by the stock of Guaranty Bank.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006, the scheduled maturities of borrowings are as follows (in thousands):

2007	$58,954
2008	697
2009	2,225
2010	1,430
2011	3,055
Thereafter	1,271

Total borrowings	$67,632

(13) Income Taxes

The components of the income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,		Period from July 17, 2004 to December 31, 2004 Successor	Period from January 1, 2004 to July 16, 2004 Predecessor
	2006 Successor	2005 Successor
Current tax provision:
Federal	$16,950	$10,078	$639	$1,779
State	2,246	1,307	86	248

	19,196	11,385	725	2,027

Deferred tax provision (benefit):
Federal	(6,946)	(3,430)	1,413	(1,422)
State	(964)	(316)	193	(194)

	(7,910)	(3,746)	1,606	(1,616)

	$11,286	$7,639	$2,331	$411

The total current and deferred tax provision associated with the Company’s discontinued operations was $327,000 for the year ended December 31, 2006 and a $3,000 benefit for the year ended December 31, 2005.

Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income (loss) from operations as a result of the following:

	Year ended December 31,		Period from July 17, 2004 to December 31, 2004 Successor	Period from January 1, 2004 to July 16, 2004 Predecessor
	2006 Successor	2005 Successor
Tax at statutory federal rate	35.0%	35.0%	34.0%	34.0%
State tax, net of federal benefit	2.5%	3.0%	3.0%	3.0%
Tax exempt income	(4.6)%	(4.3)%	(0.2)%	(2.6)%
Nondeductible merger expense	0.0%	1.4%	0.0%	(106.2)%
Other	0.6%	(1.6)%	1.2%	5.5%

	33.5%	33.5%	38.0%	(61.1)%

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006, current taxes payable included in interest payable and other liabilities totaled approximately $1,173,000. At December 31, 2005, current taxes receivable included in other assets totaled approximately $131,000. The Company’s net deferred tax liability is included in interest payable and other liabilities. Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$10,604	$10,537
Fair value adjustments on securities, loans, deposits, and subordinated debentures	898	1,650
Other assets, accruals and other real estate owned	641	1,357
Unrealized loss on securities	—	762
Intangible assets	865	752
Stock compensation and other	1,275	301

	14,283	15,359

Deferred tax liabilities:
Premises and equipment	6,275	4,786
Fair value adjustments on core deposit intangibles and fixed rate loans	15,812	19,925
FHLB stock, prepaid assets, equity investments and other liabilities	1,208	1,827
Deferred gain on investment in subsidiary	—	3,321
Unrealized gain on securities	380	—

	23,675	29,859

	$(9,392)	$(14,500)

At December 31, 2006, the Company had no net operating loss or tax credit carryforwards for federal or state income tax purposes. The Company recognized a tax benefit of $2,000 and $280,000 in 2006 and 2005, respectively, associated with the vesting of stock awards and the exercise of options granted by Guaranty.

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the reliability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2006, 2005 and 2004, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2006, 2005 and 2004.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) Subordinated Debentures and Trust Preferred Securities

The Company had, net of unamortized premium of $46,000 at December 31, 2005 and zero at December 31, 2006, a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 9.05% and 8.30% at December 31, 2006 and 2005, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

In September 2000, the Predecessor formed CenBank Statutory Trust I and completed an offering of $10.0 million, 10.6% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the Predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Junior Subordinated Debentures (Debentures) issued by the Predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030, which may be shortened by us to not earlier than September 7, 2010, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

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

For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements. Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2006 and 2005, all of such securities outstanding qualified as Tier 1 capital.

(15) Off-Balance Sheet Activities

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

At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2006	2005
	(In thousands)
Commitments to extend credit	$555,757	$634,737
Standby letters of credit	32,382	37,952
Commercial letters of credit	274	472

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company has certain vendor contracts that are noncancelable without significant termination penalties. Future contract payments relating to these contracts are as follows (in thousands):

2007	$2,333
2008	2,033
2009	1,514
2010	456

$6,336

(16) Contingencies

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code (i.e., the Trustee action). The trustees allege that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted, in part, Guaranty Bank’s initial response and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On November 10, 2005, the trustees filed a motion in District Court requesting reconsideration of the Bankruptcy Court’s order dismissing those claims. The District Court summarily denied the trustees’ motion on November 21, 2005. The Trustees filed another motion for reconsideration with the Bankruptcy Court on November 9, 2006, which the court denied. On August 29, 2006, Guaranty Bank filed a motion for partial summary judgment on the trustees’ claims to recover payments on alleged overdrafts in the amount of approximately $1.7 million, which the court denied. On September 1, 2006, the trustees amended the complaint to include a claim, based on similar arguments, to recover interest payments on loans to Hoover and the Hoover Company in the amount of $0.1 million. We continue to vigorously contest the remaining claims, which amount to approximately $2.9 million. We have established a reserve that, after consultation with our counsel, we have determined is appropriate for this litigation.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court has subsequently dismissed the entire Teper action. The investors in the Barnes action are seeking actual and statutory treble damages, as well as interest and attorneys’ fees, against Guaranty Bank and its former officer. The alleged actual losses claimed in connection with the Barnes action are approximately $12.2 million. In a series of preliminary rulings in April 2006, the District Court dismissed a number of the claims representing alleged damages in excess of $1.0 million. The Company will continue to vigorously defend the Barnes action.

Although the Company has established a reserve for the Trustee action, we cannot determine whether the outcome of each of the above matters will have a material adverse impact on our consolidated financial position or results of operations. To the extent these suits are not settled or dismissed, the Company will incur ongoing legal costs. If such legal costs will not be covered by insurance, the legal costs incurred could have an adverse impact on our results of operations.

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

(17) Employee Benefit Plans

During 2005, the Company had two 401(k) Plans that were merged into one 401(k) Plan. Substantially all employees are eligible to participate in the Plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the Plan. For years ended December 31, 2006 and 2005, the period July 17, 2004 to December 31, 2004 (Successor) and the period January 1, 2004 to July 16, 2004 (Predecessor), expensed contributions to the Plan were $781,000, $731,000, $113,000, and $146,000, respectively.

The Company’s Predecessor offered an Employee Stock Ownership Plan (ESOP) that covered all active employees who had completed one quarter of service. Subsequent to the purchase of the Predecessor, participation in the ESOP was terminated. The Predecessor allocated contributions to the plan, as determined by the board of directors. The Predecessor’s ESOP was terminated in 2005.

Stock-Based Compensation

In 2005, the Company’s directors and stockholders approved the 2005 Stock Incentive Plan (the “Incentive Plan”). The Company’s Board of Directors may grant stock-based compensation awards to officers, directors, key employees and consultants under the terms described in the Incentive Plan. The allowable stock-based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity-Based Awards. The Incentive Plan

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which include service conditions and established performance measures.

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

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2006 and 2005, there were 1,725,825 and 1,278,631 shares of unvested stock granted (net of forfeitures), with 741,377 and 1,221,369 shares available for grant under the Incentive Plan, respectively.

A summary of the status of our outstanding stock awards and the change during the year is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2005	1,278,631	$10.88
Awarded	995,268	10.55
Forfeited	(515,276)	10.94
Vested	(32,798)	10.50

Outstanding at December 31, 2006	1,725,825	10.67

The Company recognized $2,899,000 and $800,000 in compensation expense for services rendered for the years ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $1,102,000 and $304,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, compensation cost of $11,098,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 3.2 years.

A summary of the Company’s awards and forfeitures for the years ended December 31, 2006 and 2005 is presented in the table below:

	Year Ended December 31,
	2006	2005
Number of shares granted	995,268	1,308,631
Weighted-average grant-date fair value	$10.55	$10.88
Number of shares that vested	32,798	—
Fair value of shares vested	$344,432	$—
Tax benefit realized	$130,919	$—

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred Compensation Plans

The Company maintains a Deferred Compensation Plan, effective as of June 30, 2005, for a select group of management or highly compensated employees and non-employee members of the Board. The plan, which is meant to be an unfunded deferred compensation plan, is intended to be exempt from certain requirements of the Employee Retirement Income Security Act of 1974. The plan allows the participants to defer up to 80% of their salary and up to 100% of their bonus or incentive compensation, and up to 100% of cash fees in the case of directors, until termination or upon the occurrence of other specified events (e.g., disability, previously specified dates, and unforeseeable emergencies). The plan permits participants to elect to have deferred amounts deemed to be invested in various investment funds or Company common stock. The plan does not guarantee any minimum rate of return. Participation in the plan is voluntary and participants may change their elections annually, or otherwise as permitted by the plan and applicable regulations governing the deferred tax treatment of the plan and may, in its sole discretion, make additional contributions to participants’ accounts.

(18) Stockholders’ Equity

The Predecessor applied the intrinsic-value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Predecessor elected to continue to apply the intrinsic-value-based method of accounting described above.

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

	January 1, 2004 to July 16, 2004 (Predecessor)
	Shares	Weighted average exercise price
Outstanding at the beginning of period	27,325	$50.16
Granted	—	—
Exercised	(27,325)	50.16
Forfeited	—	—

Outstanding at the end of period	—	—

(19) Related-Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $10,870,000 and $32,765,000 at December 31, 2006 and 2005, respectively. There were no related party loans on past due or non-accrual status.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Activity during 2006 regarding outstanding loans to certain related-party loan customers (executive officers, directors, and principal shareholders of the Company, including companies in which they are principal owners) was as follows (in thousands):

Balance, December 31, 2005	$32,765
Advances	22,772
Repayments	(35,221)
Changes due to related party status	(9,446)

Balance, December 31, 2006	$10,870

Deposits from related parties held by the Company at December 31, 2006 and 2005 amounted to $13,682,000 and $5,337,000, respectively.

Castle Creek Financial LLC (“Castle Creek Financial”) serves as the exclusive financial advisor for the Company. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company’s Chairman of the Board (who also served as the Company’s Chief Executive Officer through May 2006). During 2005, the Company paid Castle Creek Financial fees of $1,094,000 million for services related to acquisitions. Castle Creek Financial was also entitled to reimbursement of expenses and, until August 2005, a quarterly retainer. These amounts totaled $68,000 in 2005. No payments to Castle Creek Financial were made in 2006.

The Company has incurred costs for facility rental and related services from companies that were affiliated with certain members of executive management or the Board of Directors during 2006 and 2005. In 2006, we paid $2,122,000 to companies with such relationships. During 2005, the company paid $1,068,000 to related companies for facility rental and related services. In 2006 and 2005, Guaranty paid $232,000 and $2,145,000, respectively, for construction services to a company that was affiliated with a member of the Guaranty Bank board of directors.

(20) Fair Value of Financial Instruments

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(b) Securities, Bank Stocks and Other Investments

Fair values for securities are based on quoted market prices. The carrying amount of bank stocks equals fair value based on the redemption provisions. The carrying value of other investments approximates their fair value.

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

(d) Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values, and related carrying or notational amounts, of the Company’s financial instruments as of December 31, are as follows:

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$49,620	$49,620	$98,942	$98,942
Securities available for sale	157,260	157,260	143,081	143,081
Securities held to maturity	11,217	11,157	5,798	5,686
Bank stocks	31,845	31,845	26,874	26,874
Loans held for sale	—	—	6,820	6,820
Loans, net	1,919,588	1,893,775	2,040,118	2,019,790
Accrued interest receivable	13,880	13,880	13,061	13,061

Financial liabilities:
Deposits	1,960,105	1,957,740	2,048,352	2,043,667
Securities sold under agreements to repurchase and federal funds purchased	25,469	25,469	44,399	44,399
Short-term borrowings	58,517	58,517	120,530	120,530
Subordinated debentures	41,239	46,087	41,275	43,910
Long-term borrowings	9,115	8,830	9,668	9,309
Accrued interest payable	5,098	5,098	4,821	4,821

(21) Regulatory Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and all bank subsidiaries met all capital adequacy requirements to which they are subject.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006, the most recent notifications from the Company’s bank regulatory agencies categorized all the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table. There are no conditions or events since that notification that management believes have changed the categorization of the Company or any of the bank subsidiaries as well capitalized. The Company’s and the bank subsidiaries’ actual capital amounts and ratios for 2006 and 2005 are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total capital to risk weighted assets:
Consolidated	$237,768	11.17%	$170,260	8.00%	$212,821	10.00%
CBW	94,065	11.36	66,255	8.00	82,819	10.00
Guaranty Bank	140,614	10.93	102,965	8.00	128,707	10.00
Tier 1 capital to risk weighted assets:
Consolidated	211,144	9.92	85,128	4.00	127,692	6.00
CBW	83,666	10.10	33,128	4.00	49,691	6.00
Guaranty Bank	126,407	9.82	51,483	4.00	77,224	6.00
Tier 1 capital to average assets:
Consolidated	211,144	8.93	94,585	4.00	118,232	5.00
CBW	83,666	8.90	37,584	4.00	46,980	5.00
Guaranty Bank	126,407	9.14	55,298	4.00	69,122	5.00
As of December 31, 2005:
Total capital to risk weighted assets:
Consolidated	$230,834	10.08%	$183,120	8.00%	$228,900	10.00%
CBW	95,871	10.44	73,437	8.00	91,796	10.00
Guaranty Bank	131,670	10.06	104,713	8.00	130,891	10.00
Collegiate Peaks	9,159	15.07	4,862	8.00	6,077	10.00
Tier 1 capital to risk weighted assets:
Consolidated	202,232	8.83	91,559	4.00	137,338	6.00
CBW	84,395	9.19	36,719	4.00	55,078	6.00
Guaranty Bank	115,309	8.81	52,356	4.00	78,533	6.00
Collegiate Peaks	8,430	13.87	2,431	4.00	3,646	6.00
Tier 1 capital to average assets:
Consolidated	202,232	7.97	101,461	4.00	N/A	N/A
CBW	84,395	8.24	40,948	4.00	51,185	5.00
Guaranty Bank	115,309	8.15	56,608	4.00	70,760	5.00
Collegiate Peaks	8,430	9.72	3,470	4.00	4,338	5.00

The Company may be required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005, the reserve balance was $19,196,000, with no requirement at December 31, 2006.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(22) Assets Held for Sale and Discontinued Operations

On March 1, 2006, the Company sold certain assets of its First MainStreet Insurance subsidiary. First MainStreet Insurance was acquired by the Company on October 1, 2005 as part of the First MainStreet Financial, Ltd. acquisition. The following table presents the results of operations that were reported as discontinued operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005 (a)
	(In thousands)
Results of operations:
Interest expense	$1	$1

Noninterest income	507	801

Noninterest expense:
Salaries and employee benefits	253	502
Occupancy expense	21	31
Furniture and equipment	17	14
Amortization	46	69
Merger, acquisition and transition	—	60
Other general and administrative	143	190

Total noninterest expense	480	866

Income (loss) before income taxes	26	(66)
Income taxes provision (benefit)	9	(21)

Income (loss) from discontinued operations, net of tax	$17	$(45)

(a)	The 2005 results of operations were reclassified to income from discontinued operations.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On June 19, 2006, the Company signed a definitive agreement to sell Collegiate Peaks to a new group of investors. This agreement followed the August 25, 2005 definitive agreement for the sale of Collegiate Peaks that was terminated on April 25, 2006. The Company consummated the sale of Collegiate Peaks as of November 1, 2006. Pursuant to the Company’s 2005 decision to sell Collegiate Peaks, the Company classified Collegiate Peaks’ assets and liabilities as held for sale at the lower of cost or fair value at December 31, 2005. The following tables present the assets and liabilities of Collegiate Peaks that are presented as held for sale in the consolidated balance sheets at December 31, 2005 and the results of operations that are presented in discontinued operations for the years ended December 31, 2006 and 2005:

	December 31, 2005
	(In thousands)
Assets held for sale:
Cash and cash equivalents	$19,869
Investments	16,647
Loans and leases, net	48,150
Intangible assets	3,528
Goodwill	8,922
Other assets	1,154

Total assets held for sale	$98,270

Liabilities associated with assets held for sale:
Deposits	$74,069
Securities sold under repurchase agreements	4,682
Other liabilities	1,666

Total liabilities associated with assets held for sale	$80,417

	Year Ended December 31,
	2006	2005
	(In thousands)
Selected Results of Operations:
Interest income	$4,651	$3,969
Noninterest income	300	425
Income before income taxes	1,583	1,497
Net income from discontinued operations, net of tax	1,141	1,105

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The accompanying consolidated financial statements for the periods January 1, 2004 to July 16, 2004 and July 17, 2004 to December 31, 2004 do not include the results of operations or cash flows for Guaranty Corporation or any of its subsidiaries, including Collegiate Peaks. In the accompanying consolidated statement of cash flows for the period July 17, 2004 to December 31, 2004, the caption cash and cash equivalents paid in acquisitions of approximately $380.1 million is net of approximately $6.3 million of Collegiate Peaks’ cash acquired on December 31, 2004.

The income from discontinued operations consisted of the following:

	Year Ended December 31
	2006	2005
	(In thousands)
Collegiate Peaks income from operations	$1,141	$1,105
Impairment of Collegiate Peaks assets	(325)	(1,937)
Tax benefit from impaired Collegiate Peaks income	124	395
Gain on sale of Collegiate Peaks	1,039	—
First MainStreet Insurance net income (loss)	17	(45)
Elimination of intercompany income from Collegiate Peaks and First MainStreet Ins.	(8)	—

Income (loss) from discontinued operations, net of tax of $327 and $(3), respectively	$1,988	$(482)

(23) Supplemental Cash Flow Disclosures

The following table presents the interest paid, income taxes paid, and noncash transactions of the Company, including activity associated with Collegiate Peaks Bank, which was held for sale from its acquisition on December 31, 2004 to its sale on November 1, 2006, and reported as discontinued operations in the Company’s statements of income for the years ended December 31, 2006 and 2005.

	(Successor)			(Predecessor)
	Year Ended December 31,		July 17, 2004 to December 31, 2004	January 1, 2004 to July 16, 2004
	2006	2005 (Restated)
	(In thousands)
Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$58,232	$31,985	$3,631	$7,034
Income taxes paid	18,393	12,288	1,436	664
Supplemental disclosure of noncash activities:
Stock issued for acquisitions	—	99,936	—	—
Loans transferred to other real estate owned	6,170	2,547	2,007	1,859

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The cash balances and activity associated with Collegiate Peaks Bank are included in assets held for sale, and as such, did not effect cash and cash equivalents as classified in the accompanying consolidated balance sheets of the Company. The following table presents Collegiate Peaks Bank cash activity for the period from January 1, 2006 to November 1, 2006, the date of sale, and the year ended December 31, 2005, which is included in the accompanying statements of cash flows for the years ended December 31, 2006 and 2005. The consolidated statements of cash flows include all cash activity of the Company, including cash and cash equivalents classified within assets held for sale in the Company’s consolidated balance sheets.

	Period from January 1, 2006 to November 1, 2006	Year Ended December 31, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$1,141	$1,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	100	84
Depreciation and amortization	77	93
Loss on sale of real estate owned and assets	9	—
Net change in:
Other	(228)	(128)
Accrued interest receivable and other assets	(245)	15
Accrued interest payable and other liabilities	60	25

Net cash provided by operating activities	914	1,194

Cash flows from investing activities:
Activity in available for sale securities:
Maturities, prepayments, and calls	11,550	15,854
Purchases	(12,231)	(14,849)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments, and calls	231	—
Loan originations and principal collections, net	(1,594)	2,499
Proceeds from sales of premises and equipment	8	—
Additions to premises and equipment	(40)	(63)

Net cash provided (used) by investing activities	(2,076)	3,441

Cash flows from financing activities:
Net increase in deposits	15,687	8,400
Net change in federal funds purchased and repurchase agreements	6,582	508
Dividends paid on common stock	(1,750)	—

Net cash provided by financing activities	20,519	8,908

Net change in cash and cash equivalents	19,357	13,543
Cash and cash equivalents, beginning of period	19,869	6,326

Cash and cash equivalents, end of period	$39,226	$19,869

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$926	$745

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(24) Parent Company Only Condensed Financial Information

The following is condensed financial information of Centennial Bank Holdings, Inc. (parent company only).

Balance Sheets

(Parent Company Only)

December 31, 2006 and 2005

	2006	2005
	(In thousands)
ASSETS
Cash	$613	$27
Other loans	1,258	—
Goodwill	4,756	5,016
Investment in subsidiaries	624,871	642,666
Due from subsidiaries	247	7,319
Other assets	10,487	1,425

Total assets	$642,232	$656,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings	$2,450	$7,808
Subordinated debentures	41,239	41,275
Other liabilities	9,084	8,622

Total liabilities	52,773	57,705

Stockholders’ equity:
Common stock	64	63
Additional paid-in capital	614,489	612,089
Shares to be issued for deferred compensation obligations	775	—
Retained earnings	42,896	18,478
Accumulated other comprehensive income	809	93
Treasury stock	(69,574)	(31,975)

Total stockholders’ equity	589,459	598,748

Total liabilities and stockholders’ equity	$642,232	$656,453

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Statements of Income

(Parent Company Only)

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor),

and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	(Successor)			(Predecessor)
	2006	2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004
	(In thousands)
Income:
Interest income on other investments	$111	$97	$211	$32
Charges for services—subsidiary banks	12,620	3,086	—	—
Other	405	119	—	—

Total income	13,136	3,302	211	32
Expenses:
Interest expense	$4,420	$2,875	$714	$1,059
Salaries and benefits	11,489	4,343	—	500
Professional services	3,798	3,126	258	—
Merger, acquisitions and transition	805	2,797	—	1,774
Other	4,603	439	64	—

Total expenses	25,115	13,580	1,036	3,333

Loss before federal income taxes and equity in undistributed net income of subsidiaries	(11,979)	(10,278)	(825)	(3,301)
Income tax benefit	(4,233)	(3,941)	(306)	(414)

Loss before equity in undistributed net income of subsidiaries	(7,746)	(6,337)	(519)	(2,887)
Equity in undistributed net income of subsidiaries	31,327	22,561	4,315	1,803
Income (loss) from discontinued operations, net of tax	837	(1,542)	—	—

Net income (loss)	$24,418	$14,682	$3,796	$(1,084)

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Statements of Cash Flows

(Parent Company Only)

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor)

and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	(Successor)			(Predecessor)
	2006	2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004
	(In thousands)
Cash flows from operating activities
Net income (loss)	$24,418	$14,682	$3,796	$(1,084)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization	831	(804)	(367)	—
Compensation related to stock grants	—	470	—	—
Gain (loss) on sale of assets	3	(111)	—	—
(Loss) gain on discontinued operation	(442)	1,542	—	—
Equity based compensation	1,673	—	—	—
Deferred compensation—shares to be issued	275	—	—	—
Amortization of purchase adjustment	(36)	—	—	—
Change in accrued and deferred income taxes, net	—	227	(306)	—
Net change in:
Accrued interest receivable and other assets	6,695	(6,143)	689	4
Accrued interest payable and other liabilities	(3,502)	353	311	(631)
Equity in earnings of consolidated subsidiaries	(31,327)	(22,561)	(4,315)	(1,803)

Net cash used by operating activities	(1,412)	(12,345)	(192)	(3,514)

Cash flow from investing activities:
Net cash and cash equivalents paid in acquisitions	(4,122)	—	(516,160)	—
Proceeds from sale of assets	31	1,515	—	—
Cash from sale of subsidiaries	19,835	—	—	—
Cash invested in subsidiaries	—	(4,413)	—	—
Payments on discontinued operations	(189)	(104)	—	—
Dividends received from subsidiaries	29,653	41,500	3,000	2,350

Net cash provided (used) by investing activities	45,208	38,498	(513,160)	2,350

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Statements of Cash Flows—(Continued)

(Parent Company Only)

Years ended December 31, 2006 and 2005, the Period July 17, 2004 to December 31, 2004 (Successor)

and the Period January 1, 2004 to July 16, 2004 (Predecessor)

	(Successor)			(Predecessor)
	2006	2005	Period July 17, 2004 to December 31, 2004	Period January 1, 2004 to July 16, 2004
	(In thousands)
Cash flows from financing activities:
Net changes in short-term borrowings	(5,358)	(4,470)	12,000	(1,575)
Proceeds from issuance of subordinated debentures	—	—	—	14,925
Proceeds from sale of common stock	—	—	511,640	2,186
Costs associated with issuance of common stock	—	(504)	—	—
Repurchase of common stock	(37,854)	(31,720)	—	(2,716)
Tax benefits from vesting of stock compensation	2	280	—	—

Net cash provided (used) by financing activities	(43,210)	(36,414)	523,640	12,820

Net change in cash and cash equivalents	586	(10,261)	10,288	11,656
Cash and cash equivalents, beginning of period	27	10,288	—	260

Cash and cash equivalents, end of period	$613	$27	$10,288	$11,916

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$99,936	$—	$—

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(25) Quarterly Results of Operations (Unaudited)

2006 Quarterly Results of Operations

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands, except per share data)
Interest income	$43,881	$44,224	$42,966	$42,710
Interest expense	15,974	15,229	13,578	12,803

Net interest income	27,907	28,995	29,388	29,907
Provision for credit losses	2,724	1,566	—	—

Net interest income, after provision for credit losses	25,183	27,429	29,388	29,907
Noninterest income	2,526	3,474	3,605	3,112
Noninterest expense	21,222	22,942	25,005	21,739

Income before income taxes	6,487	7,961	7,988	11,280
Income tax expense	2,163	2,521	2,611	3,991

Income from continuing operations	4,324	5,440	5,377	7,289
Income from discontinued operations, net of tax	1,119	380	349	140

Net income	$5,443	$5,820	$5,726	$7,429

Earnings per share—basic and diluted
Income from continuing operations	$0.08	$0.10	$0.09	$0.12
Income from discontinued operations, net of tax	0.02	—	0.01	0.01
Net income	0.10	0.10	0.10	0.13

2005 Quarterly Results of Operations

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands, except per share data)
Interest income	$42,638	$34,514	$32,368	$30,043
Interest expense	11,841	8,641	6,498	4,715

Net interest income	30,797	25,873	25,870	25,328
Provision for credit losses	1,700	—	—	1,700

Net interest income, after provision for credit losses	29,097	25,873	25,870	23,628
Noninterest income	3,469	2,732	2,339	2,578
Noninterest expense	25,922	20,727	21,217	24,983

Income before income taxes	6,644	7,878	6,992	1,223
Income tax expense	2,136	2,748	2,431	303

Income from continuing operations	4,508	5,130	4,561	920
Income (loss) from discontinued operations, net of tax	357	—	(971)	177

Net income	$4,865	$5,130	$3,590	$1,097

Earnings per share—basic and diluted
Income from continuing operations	0.07	0.10	0.09	0.02
Income (loss) from discontinued operations, net of tax	0.01	—	(0.02)	—
Net income	0.08	0.10	0.07	0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, which included consideration of the restatement described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Due to inherent limitations, such controls and procedures may not prevent or detect all misstatements and lapses or deficiencies in internal controls, which may lead to significant deficiencies or material weaknesses. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals.

As reported in the Current Report on Form 8-K filed by the Company on March 16, 2007 (as amended by the Form 8-K/A filed by the Company on March 20, 2007), the Company is restating its previously issued consolidated statements of cash flows for the year ended December 31, 2005 as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the nine-month periods ended September 30, 2006 and 2005, the six-month periods ended June 30, 2006 and 2005, and the three-month periods ended March 31, 2006 and 2005 as set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2006, June 30, 2006, March 31, 2006, respectively. The restatements, which are disclosed in Note 2(a) to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, do not affect the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of stockholders’ equity and comprehensive income (loss) for any of the effected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital will remain unchanged.

The cash flow restatements solely relate to the presentation of cash and cash equivalents held at Collegiate Peaks Bank, which the Company acquired in December 2004 and sold in November 2006. The consolidated statement of cash flows for the year ended December 31, 2006 reflected the sale of Collegiate Peaks on November 1, 2006. As part of the Company’s review of the consolidated statements of cash flows that were being prepared for filing in this Annual Report, the Company’s internal accounting staff reevaluated its presentation of Collegiate Peaks in its consolidated statements of cash flows and it was determined by the Company that the cash and cash equivalents presented in the consolidated statements of cash flows should have included the cash and cash equivalents of Collegiate Peaks, which were classified as assets held for sale on the Company’s consolidated balance sheet as of December 31, 2005. The restatements for the year ended December 31, 2005, and the year to date periods ended March 31, 2006, June 30, 2006, and September 30, 2006 solely affect the presentation of cash flows from operating activities, the total change in cash and cash equivalents, and the total cash and cash equivalents presented in the affected consolidated statements of cash flows of the Company. The restatements for the year to date periods ended March 31, 2005, June 30, 2005 and September 30, 2005, affect the amounts reflected in the operating activities, investing activities, and financing activities section of the statements of cash flows, the total change in cash and cash equivalents, and the total cash and cash equivalents presented in the affected consolidated statements of cash flows.

In addition, in connection with the restatements, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 and March 31, June 30 and September 30, 2006. Based on that reevaluation and in light of the restatements, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective at those dates, due to a material weakness in internal control over financial reporting relating to the Company’s review procedures over the consolidated statements of cash flows. No such material weakness existed as of December 31, 2006.

Throughout 2006, management continued its efforts to refine and improve its internal control over financial reporting, including its preparation to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006. Our internal audit function reviewed and tested our internal control over financial reporting to ensure that it was designed appropriately and would operate as designed.

During the fourth quarter ended December 31, 2006, we made the following change in internal control over financial reporting:

Enhanced the review process over the Company’s consolidated financial statements. The statement of cash flows is now prepared by a recently hired accountant with technical accounting and financial reporting experience. This allowed an additional level of review of the Company’s consolidated statement of cash flows.

Otherwise, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We strive to continually improve our internal controls over financial reporting, and we have taken and will continue to take corrective action if and as we discover deficiencies in our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10 K under “Item 1. Business—Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The consolidated financial statements of Centennial Bank Holdings, Inc. and its subsidiaries and independent auditors’ reports are included in Part II (Item 8) of this Form 10 K.

     2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

     3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 20, 2004, by and between the Registrant and First MainStreet Financial, Ltd. (incorporated herein by reference from Exhibit 2.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.2	Indenture, dated September 7, 2000, between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.3	Amended and Restated Declaration of Trust, dated September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.4	Guarantee Agreement, dated September 7, 2000, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.4 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.5	Indenture, dated February 22, 2001, State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.6	Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.6 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number	Description of Exhibit
4.7	Guarantee Agreement, dated February 22, 2001, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.7 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.8	Junior Subordinated Indenture, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.8 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.9	Amended and Restated Trust Agreement, dated April 8, 2004, among Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware, the Administrative Trustees and the Registrant (incorporated herein by reference from Exhibit 4.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.10	Guarantee Agreement, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.10 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.11	Assumption Letter, dated December 31, 2004, to Wells Fargo Bank, National Association, and Wells Fargo Delaware Trust Company from the Registrant (incorporated herein by reference from Exhibit 4.11 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.12	Indenture, dated June 30, 2003, between Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.12 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.13	First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.14	Amended and Restated Declaration of Trust, dated June 30, 2003, by the Trustees, the Administrators and Guaranty Corporation (incorporated herein by reference from Exhibit 4.14 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.15	Guarantee Agreement, dated June 30, 2003, by Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.1†	Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.2†	Employment Agreement, dated as of October 27, 2004, between David C. Boyles and the Registrant (incorporated herein by reference from Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.3†	Transition Agreement, dated May 16, 2006, between David C. Boyles and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Form 8-K filed on May 17, 2006)

10.4†	Employment Agreement, dated as of October 27, 2004, between John Perkins and Guaranty Bank and Trust Company (incorporated herein by reference from Exhibit 10.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.5†	Transition Agreement, dated May 16, 2006, between John Perkins and Guaranty Bank and Trust Company (incorporated herein by reference from Exhibit 10.3 to Registrant’s Form 8-K filed on May 17, 2006)

Exhibit Number	Description of Exhibit
10.6†	Centennial Bank Holdings, Inc. Change in Control Severance Plan, effective December 11, 2006 (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 8-K filed on December 15, 2006)

10.7†	Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10-Q filed on May 15, 2006)

10.8†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.9†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.10†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.11†	Amended and Restated Centennial Bank Holdings, Inc. 2005 Deferred Compensation Plan (incorporated herein by reference from Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (File No. 333-134950), as amended)

10.12†	Form of Executive Cash Incentive Plan

10.13	Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Form 10-Q filed on November 13, 2006)

10.14	Lease Agreement, dated June 30, 2002, between American Eagle Investments, LLC and Centennial Bank of the West (incorporated herein by reference from Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.15	Lease Agreement, dated December 17, 1996, between Stagecoach Stop, LLC and Centennial Bank of the West (incorporated herein by reference from Exhibit 10.22 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.16	Revolving Credit Agreement, dated November 8, 2005, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant’s Form 10-Q filed on November 14, 2005)

10.17	Amendment No. 1 to Revolving Credit Agreement, dated as of March 28, 2006, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.20 to Registrant’s Form 10-K filed on March 31, 2006)

10.18	Amendment No. 2 to Revolving Credit Agreement, dated May 11, 2006, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Form 10-Q filed on May 15, 2006)

10.19	Amendment No. 3 to Revolving Credit Agreement, dated November 7, 2006, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.3 to Registrant’s Form 10-Q filed on November 13, 2006)

10.20	Pledge Agreement, dated as of November 8, 2005, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Form 10-Q filed on November 14, 2005)

Exhibit Number	Description of Exhibit
11.1	Statement re: Computation of Per Share Earnings (Included in “Item 6. Selected Financial Data” and Note 2(o) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

12.1	Statement re: Computation of Ratios (Included in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page)

31.1	Section 302 Certifications

32.1	Section 906 Certifications

†	Indicates a management contract or compensatory plan or arrangement

(b) Exhibits

The exhibits listed in Item 15(a)(3) are incorporated by reference or attached hereto.

(c) Excluded Financial Statements

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2007

CENTENNIAL BANK HOLDINGS, INC.

/S/ PAUL W. TAYLOR
Name:	Paul W. Taylor
Title:	Executive Vice President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Quinn, Paul W. Taylor and Zsolt K. Besskó, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DANIEL M. QUINN Daniel M. Quinn	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2007

/S/ PAUL W. TAYLOR Paul W. Taylor	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2007

/S/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board and Director	March 23, 2007

/S/ EDWARD B. CORDES Edward B. Cordes	Director	March 23, 2007

/S/ WILLIAM R. FARR William R. Farr	Director	March 23, 2007

/S/ STEPHEN D. JOYCE Stephen D. Joyce	Director	March 23, 2007

/S/ STEPHEN B. SHRAIBERG Stephen B. Shraiberg	Director	March 23, 2007

/S/ KATHLEEN SMYTHE Kathleen Smythe	Director	March 23, 2007

/S/ MATTHEW P. WAGNER Matthew P. Wagner	Director	March 23, 2007

/S/ ALBERT C. YATES Albert C. Yates	Director	March 23, 2007