Form 10-Q
period 2007-03-31
Centennial Bank Holdings, Inc.
filed 2007-05-09
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

    Large Accelerated Filer  ☐    Accelerated Filer   ☒    Non-accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 2, 2007 there were 55,195,718 shares of the registrant’s common stock outstanding, including 1,729,925 shares of unvested stock grants.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands, except share data)
Assets
Cash and due from banks	$68,639	$45,409
Federal funds sold	25,431	4,211

Cash and cash equivalents	94,070	49,620

Securities available for sale, at fair value	149,631	157,260
Securities held to maturity (fair value of $11,122 and $11,157 at March 31, 2007 and December 31, 2006)	11,179	11,217
Bank stocks, at cost	31,995	31,845

Total investments	192,805	200,322

Loans, net of unearned discount	1,886,613	1,947,487
Less allowance for loan losses	(27,492)	(27,899)

Net loans	1,859,121	1,919,588

Premises and equipment, net	73,599	74,166
Other real estate owned and foreclosed assets	861	1,207
Goodwill	392,958	392,958
Other intangible assets, net	39,404	41,599
Other assets	40,566	41,140

Total assets	$2,693,384	$2,720,600

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$519,951	$517,612
Interest-bearing demand	789,921	777,579
Savings	81,689	87,265
Time	580,308	577,649

Total deposits	1,971,869	1,960,105
Securities sold under agreements to repurchase and federal funds purchased	34,695	25,469
Borrowings	29,804	67,632
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	34,680	36,696

Total liabilities	2,112,287	2,131,141

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 64,233,450 shares issued, 55,475,018 shares outstanding at March 31, 2007; 64,154,950 shares issued, 57,236,795 shares outstanding at December 31, 2006	64	64
Additional paid-in capital	615,356	614,489
Shares to be issued for deferred compensation obligations	798	775
Retained earnings	48,305	42,896
Accumulated other comprehensive income	680	809
Treasury Stock, at cost, 8,168,756 and 6,450,418, respectively	(84,106)	(69,574)

Total stockholders’ equity	581,097	589,459

Total liabilities and stockholders’ equity	$2,693,384	$2,720,600

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Interest income:
Loans, including fees	$39,738	$40,521
Investment securities:
Taxable	621	776
Tax-exempt	1,412	911
Dividends	475	427
Federal funds sold and other	114	75

Total interest income	42,360	42,710

Interest expense:
Deposits	13,346	10,147
Federal funds purchased and repurchase agreements	301	261
Subordinated debentures	932	847
Borrowings	938	1,548

Total interest expense	15,517	12,803

Net interest income	26,843	29,907
Provision for credit losses	1,010	—

Net interest income, after provision for credit losses	25,833	29,907
Noninterest income:
Customer service and other fees	2,443	2,498
Gain (loss) on sale of securities	—	(5)
Gain on sale of mortgages	—	314
Other	124	305

Total noninterest income	2,567	3,112
Noninterest expense:
Salaries and employee benefits	10,974	11,435
Occupancy expense	2,121	2,052
Furniture and equipment	1,240	1,165
Amortization of intangible assets	2,195	2,998
Merger, acquisition and transition expenses	—	88
Other general and administrative	3,991	4,002

Total noninterest expense	20,521	21,740

Income before income taxes	7,879	11,279
Income tax expense	2,470	3,990

Income from continuing operations	5,409	7,289
Income from discontinued operations, net of tax	—	140

Net income	$5,409	$7,429

Weighted average shares outstanding-basic	54,792,527	59,057,264
Effect of dilutive unvested stock awards	109,702	183,516

Weighted average shares outstanding-diluted	54,902,229	59,240,780

Earnings per share–basic:
Income from continuing operations	$0.10	$0.13
Income from discontinued operations, net of tax	—	—
Net income	0.10	0.13
Earnings per share–diluted:
Income from continuing operations	$0.10	$0.13
Income from discontinued operations, net of tax	—	—
Net income	0.10	0.13

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$5,409	$7,429
Other comprehensive income, net of tax
Change in net unrealized gain on securities available for sale	(129)	(146)

Total comprehensive income	$5,280	$7,283

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Totals
	(In thousands, except share data)
Balance, December 31, 2006	57,236,795	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive income(loss):
Net income	–	–	–	–	5,409	–	5,409
Change in net unrealized gain on securities available for sale	–	–	–	–	–	(129)	(129)

Total comprehensive income	–	–	–	–	–	–	5,280
Stock compensation awards, net of forfeitures	34,100	–	–	–	–	–	–
Earned stock award compensation	–	867	–	–	–	–	867
Repurchase of common stock	(1,718,800)	–	–	(14,537)	–	–	(14,537)
Deferred compensation obligations	3,305	–	28	–	–	–	28
Common shares issued	–	–	(5)	5	–	–	–

Balance, March 31, 2007	55,555,400	$615,420	$798	$(84,106)	$48,305	$680	$581,097

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$5,409	$7,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,423	4,460
Provision for credit losses	1,010	8
Stock compensation	867	700
Loss on sale of securities	—	5
Loss on sale of other real estate owned and assets	96	122
Real estate valuation adjustments	158	—
Loss on discontinued operations	—	201
Other	(279)	(377)
Proceeds from sales of loans held for sale	—	21,991
Originations of loans held for sale	—	(20,586)
Net change in:
Accrued interest receivable and other assets	1,530	1,906
Accrued interest payable and other liabilities	(2,519)	2,213

Net cash provided by operating activities	9,695	18,072

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	8,970	9,956
Purchases	(1,527)	(6,569)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	39	—
Loan originations and principal collections, net	58,788	63,918
Proceeds from sales of other real estate owned and foreclosed assets	349	453
Proceeds from sales of premises and equipment	2	115
Additions to premises and equipment	(522)	(4,730)
Proceeds from sale of subsidiary	—	1,835

Net cash provided (used) by investing activities	66,099	64,978

Cash flows from financing activities:
Net change in deposits	11,764	20,791
Net change in short-term borrowings	(36,391)	(72,985)
Repayment of long-term debt	(1,405)	—
Net change in federal funds purchased and repurchase agreements	9,225	(18,483)
Repurchase of common stock	(14,537)	(3,603)

Net cash provided (used) by financing activities	(31,344)	(74,280)

Net change in cash and cash equivalents	44,450	8,770
Cash and cash equivalents, beginning of period	49,620	118,811

Cash and cash equivalents, end of period	$94,070	$127,581

Cash and cash equivalents–consolidated statements of cash flows	$94,070	$127,581
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets	—	(12,870)

Cash and cash equivalents–consolidated balance sheets	$94,070	$114,711

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$16,694	$14,077
Income taxes paid	18,393	—
Supplemental disclosure of noncash activities:
Note receivable from sale of subsidiary	—	1,175
Loans transferred to other real estate owned	255	162

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2007, those subsidiaries were Guaranty Bank and Trust Company and Centennial Bank of the West, referred to as Guaranty Bank, and CBW, respectively. At March 31, 2006, those subsidiaries were Guaranty Bank, CBW and Collegiate Peaks Bank, which was sold on November 1, 2006. Reference to “Banks” means Guaranty Bank and CBW, and “we” or “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks and Collegiate Peaks, if applicable. References to “Centennial” or to the holding company are referring to the parent company on a stand alone basis.

The Banks are full-service community banks offering an array of banking products and services to the communities they serve, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including construction loans and mortgage loans), Small Business Administration guaranteed loans and consumer loans. CBW also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for credit losses, valuation of other real estate owned, deferred tax assets and liabilities, goodwill and other intangible assets, and stock compensation expense. Assumptions and factors used in the estimate of stock compensation costs are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

(c)	Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within interest payable and other liabilities.

An allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and commitments for the extension of credit. The allowance for loan losses and reserve for unfunded commitments are evaluated on a regular basis by management and based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

(d)	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are tested for impairment and not amortized. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

Goodwill is our only intangible asset with an indefinite life. The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit. We have identified one significant reporting unit – banking operations. The Company tests for impairment of goodwill at October 31 each year or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. We determine the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.

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

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2006, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, performance conditions, and awards with both service periods and performance conditions. The performance-based share awards expire December 31, 2012. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

(g)	Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in certain Plans are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company. Company common stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock. The Company held 76,904 and 77,366 shares of Company common stock for deferred compensation plan obligations at March 31, 2007 and December 31, 2006, respectively, which are recorded as treasury stock.

(h)	Income taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. This Interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.

The adoption of FIN 48 did not have any impact on the Company’s consolidated financial statements. At January 1, 2007, the Company had no unrecognized tax benefits that, if recognized, would effect the effective tax rate. The Company does not expect any significant increase in the amount of unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in other interest expense and other noninterest expense, respectively. There have been no significant interest or penalties recognized in the financial statements of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Colorado. The Company is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years (2003 through 2006) in the jurisdictions in which it files.

(i)	Impact of Recently Issued Accounting Standards

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements: In September 2006, the FASB issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Under EITF 06-4, an employer that enters into an endorsement split-dollar life insurance arrangement that provides an employee with a postretirement benefit should recognize a liability for the future benefits promised based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Management has not yet determined the impact of EITF 06-4 on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 addresses issues from SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Under the original guidance, SFAS 155 removed the exemption for securitized financial instruments and included scenarios where certain discount mortgage-backed securities (“MBS’s”) and discount collateralized mortgage obligations (“CMO’s”) with embedded derivative components could be subject to the bifurcation rules of SFAS 133, and therefore be marked to market through earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In October 2006, the FASB met to discuss implementation issues and industry concerns surrounding SFAS 155. In January 2007, the FASB issued SFAS 133 Implementation Issue No. B40. Implementation Issue No. B40 includes a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, thereby excluding certain discount MBS’s and CMO’s from the bifurcation test. The guidance in Implementation Issue No. B40 generally applies to securitized interests in prepayable financial assets acquired after the adoption of SFAS 155. The mortgage-backed securities held by the Company generally exempt from bifurcation under the Implementation Issue No. B40 scope exception. Management does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

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

The Fair Value Option for Financial Assets and Financial Liabilities: The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for us on January 1, 2008. Management is presently evaluating this Statement and has not yet decided whether we will adopt it with respect to specific financial assets and liabilities on the balance sheet as of the effective date of this statement.

(j)	Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

(2)	Securities

The amortized cost and estimated fair value of debt securities are as follows:

	March 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$3,414	$—	$(15)	$3,399
State and municipal	107,876	1,769	(185)	109,460
Mortgage-backed	36,339	38	(511)	35,866
Marketable equity securities	904	2	—	906

Securities available for sale	$148,533	$1,809	$(711)	$149,631

Securities held to maturity:
Mortgage-backed	$11,179	$42	$(99)	$11,122

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$2,426	$—	$(18)	$2,408
State and municipal	113,649	1,998	(76)	115,571
Mortgage-backed	39,039	38	(637)	38,440
Marketable equity securities	841	—	—	841

Securities available for sale	$155,955	$2,036	$(731)	$157,260

Securities held to maturity:
Mortgage-backed	$11,217	$38	$(98)	$11,157

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2007, were securities that have been issued by U.S. government agencies and government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statements of income.

(3)	Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$708,416	$686,056
Construction	353,323	427,465
Equity lines of credit	54,904	56,468
Commercial loans	651,796	647,915
Agricultural loans	46,958	51,338
Lease financing	6,503	6,704
Installment loans to individuals	43,891	50,222
Overdrafts	4,499	4,319
SBA and other	20,211	21,121

	1,890,501	1,951,608
Less:
Allowance for loan losses	(27,492)	(27,899)
Unearned discount	(3,888)	(4,121)

Net Loans	$1,859,121	$1,919,588

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

Quarter Ended
March 31, 2007
(In thousands)
Balance, beginning of period	$27,899
Provision for credit losses–loan losses	849
Loans charged off	(1,692)
Recoveries on loans previously charged-off	436

Balance, end of period	$27,492

A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

Quarter Ended
March 31, 2007
(In thousands)
Balance, beginning of period	$411
Provision for credit losses–unfunded commitments	161

Balance, end of period	$572

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	March 31, 2007	December 31, 2006
	(In thousands)
Impaired loans with a valuation allowance	$24,782	$23,616
Impaired loans without a valuation allowance	15,560	15,217

Total impaired loans	$40,342	$38,833

Valuation allowance related to impaired loans	$7,673	$8,028

	Quarter Ended March 31, 2007	Year Ended December 31, 2006
	(In thousands)
Average investment in impaired loans	$39,588	$42,660

There was no interest income recognized on nonaccrual loans during the period ended March 31, 2007. The gross interest income that would have been recorded in the period ended March 31, 2007, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $870,000. At March 31, 2007 and December 31, 2006, nonaccrual loans were $31,940,000 and $32,852,000, respectively. At March 31, 2007, $323,000 in loans past due ninety days or more was still accruing interest.

(4)	Other Intangible Assets

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful life	2007	2006
		(In thousands)
Noncompete employment agreements	2 years	$–	$3,606
Core deposit intangible assets	7 -15 years	62,975	62,975

		$62,975	$66,581
Accumulated amortization		(23,571)	(24,982)

		$39,404	$41,599

Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $2,195,000 and $2,998,000, respectively.

(5)	Borrowings

Borrowings include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a revolving credit agreement with U.S. Bank National Association. The Company had $29,804,000 and $67,632,000 outstanding under these obligations at March 31, 2007 and December 31, 2006, respectively, with a total commitment, including balances outstanding, of $382,307,000 at March 31, 2007.

At March 31, 2007, borrowings consisted of term notes at the Federal Home Loan Bank, of $7,704,000, $21,905,000 under the U.S. Bank revolving credit agreement and a $195,000 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at March 31, 2007 was $311.3 million. The interest rate on the line of credit varies with the federal funds rate, which was 5.3% at March 31, 2007. The term notes have fixed interest rates that range from 3.25% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

The $70 million revolving credit agreement with U.S. Bank National Association contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized. As of March 31, 2007, the Company had $21.9 million drawn on this line and was in compliance with all debt covenants. The interest rate varies based on a spread over the federal funds rate, with a rate of 6.8% at March 31, 2007. The credit agreement is secured by Guaranty Bank stock.

(6)	Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 9.0% and 9.1% at March 31, 2007 and December 31, 2006, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

These securities are currently included in Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The Company expects that its Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2007 (dollars in thousands):

Series	Date Issued	Principal Amount	Maturity Date	Call Date*	Fixed or Variable Rate	Rate Adjuster	Rate at March 31, 2007	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/15/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR+2.65%	8.01%	4/16/2007
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR+3.10%	8.46%	4/7/2007

*	Call date represents the earliest date the Company can call the debentures without penalty.

(7)	Commitments

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

At the dates indicated, the following commitments were outstanding:

	March 31, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$611,486	$555,757
Standby letters of credit	33,794	32,382
Commercial letters of credit	328	274

Totals	$645,608	$588,413

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

(8)	Stock-Based Compensation

Under the Company’s 2005 Amended and Restated Stock Incentive Plan (the “Incentive Plan”), the Company may grant stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in the Incentive Plan. The allowable stock-based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity-Based Awards. The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which include service conditions and established performance measures.

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

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2007 and December 31, 2006, there were 1,759,925 and 1,725,825 shares of unvested stock granted (net of forfeitures), with 707,277 and 741,377 shares available for grant under the Incentive Plan, respectively.

A summary of the status of our outstanding stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2006	1,725,825	$10.67
Awarded	78,500	8.55
Forfeited	(44,400)	10.98

Outstanding at March 31, 2007	1,759,925	$10.57

The Company recognized $867,000 and $700,000 in compensation expense for services rendered for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $329,000 and $266,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, compensation cost of $9,896,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 3.0 years. No awards vested during the three months ended March 31, 2007 or 2006.

(9)	Capital Ratios

At March 31, 2007 and December 31, 2006, the Company had leverage ratios of 9.00% and 8.93%, Tier 1 risk-weighted capital ratios of 9.67% and 9.92%, and total risk-weighted capital ratios of 10.92% and 11.17%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

(10)	Discontinued Operations

Business Disposition

On March 1, 2006, the Company sold substantially all of the assets of its First MainStreet Insurance, Ltd. subsidiary for $3,215,000, of which $1,835,000 was paid in cash at closing, and the release of the Company from certain contractual obligations. The sale of the subsidiary did not result in a gain or loss due to a reallocation of the initial goodwill allocated to First MainStreet Insurance, Ltd. First MainStreet Insurance, Ltd. net income for the period from January 1, 2006 to March 1, 2006 of $17,000 is included in income from discontinued operations for the three months ended March 31, 2006.

Discontinued Operations

The Company’s results of operations for the three months ended March 31, 2006 included the activity from First MainStreet Insurance, which was sold on March 1, 2006, and Collegiate Peaks Bank, which was held for sale as of March 31, 2006 and sold on October 1, 2006. The following tables present the summary results of operations presented in discontinued operations for the period ended March 31, 2006.

Three Months Ended March 31, 2006
(In thousands)
Interest income	$1,295

Noninterest income	$591

Net income from discontinued operations, net of tax	$342
Impairment of assets, net of $123 tax benefit	(202)

Income from discontinued operations	$140

(11)	Contingencies

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees alleged that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted, in part, Guaranty Bank’s initial response and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On August 29, 2006, Guaranty Bank filed a motion for partial summary judgment on the trustees’ claims to recover payments on alleged overdrafts in the amount of approximately $1.7 million, which the court denied. The remaining claims amount to approximately $2.9 million. In April 2007, the Company and the trustees participated in mediation. As a result of the mediation, the parties are currently in final settlement discussions. Any settlement will be subject to the approval of the Bankruptcy Court. The Company does not expect the settlement amount to materially exceed the amount the Company had reserved as of March 31, 2007 for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court has subsequently dismissed the entire Teper action. The investors in the Barnes action are seeking actual and statutory treble damages, as well as interest and attorneys’ fees, against Guaranty Bank and its former officer. The currently outstanding alleged actual losses claimed in connection with the Barnes action are approximately $10.5 million. We will continue to vigorously defend the Barnes action. At this time, we cannot determine whether the outcome of the Barnes action will have a material adverse impact on our consolidated financial position or results of operations. To the extent the Barnes action is not settled or dismissed, the Company will incur ongoing legal defense costs and be exposed to a possible adverse judgment. If such legal defense costs and any adverse judgment are not covered by insurance, the legal defense costs and judgment incurred could have an adverse impact on our results of operations.

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

This MD&A should be read together with our unaudited Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 1, 1A, 6, 7, 7A and 8 of our 2006 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this report or from historical performance.

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses, through our bank subsidiaries. At March 31, 2007, those subsidiaries included Guaranty Bank and Trust Company and Centennial Bank of the West. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis. Collegiate Peaks Bank was a subsidiary prior to November 1, 2006, the time at which its sale was completed. Collegiate Peaks Bank was classified as held for sale from December 31, 2004 through its sale on November 1, 2006, with the results of operations reported as discontinued operations in the Company’s financial statements. We refer to Guaranty Bank and Trust Company as Guaranty Bank, Centennial Bank of the West as CBW, and Collegiate Peaks Bank as Collegiate Peaks. We refer to Guaranty Bank and CBW as the Banks.

We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits, originating commercial loans including energy loans, real estate loans, including construction and mortgage loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, from fees on the referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for us for the periods indicated:

	Three Months Ended March 31,
			Change - Increase
	2007	2006	(Decrease)
	(In thousands, except share data)
Results of Operations:
Interest income	$42,360	$42,710	$(350)
Interest expense	15,517	12,803	2,714

Net interest income	26,843	29,907	(3,064)
Provision for credit losses	1,010	—	1,010

Net interest income after provision for credit losses	25,833	29,907	(4,074)
Noninterest income	2,567	3,112	(545)
Noninterest expense	20,521	21,740	(1,219)

Income before income taxes	7,879	11,279	(3,400)
Income tax expense	2,470	3,990	(1,520)

Income from continuing operations	5,409	7,289	(1,880)
Income from discontinued operations (net of tax)	—	140	(140)

Net income	$5,409	$7,429	$(2,020)

Share Data:
Basic earnings per share	$0.10	$0.13	$(0.03)
Diluted earnings per share	$0.10	$0.13	$(0.03)
Average shares outstanding	54,792,527	59,057,264	(4,264,737)
Diluted average shares outstanding	54,902,229	59,240,780	(4,338,551)

Selected Ratios:
Return on assets	0.82%	1.03%	(0.21)
Return on equity	3.73%	5.01%	(1.28)
Average equity to average total assets	21.90%	20.53%	1.37

The $5.4 million first quarter 2007 net income reflected a decrease of $2.0 million from first quarter 2006. First quarter 2007 interest income was consistent with the prior year quarter, while increases in interest expense and provision for credit losses were the primary factors leading to the decrease in net income. Our first quarter 2007 noninterest expense decreased from first quarter 2006 by $1.2 million, which was primarily the result of a reduction in salaries and benefits of $0.5 million and a reduction in amortization of intangible assets of $0.8 million.

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

	Quarter Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands)
Net interest income	$26,843	$27,906	$28,996	$29,388	$29,907
Interest rate spread	4.16%	4.14%	4.45%	4.66%	4.67%
Net interest margin	5.16%	5.12%	5.34%	5.51%	5.44%

First quarter 2007 net interest income of $26.8 million decreased by $3.1 million from the first quarter 2006. The reduction in net interest income was the result of a $0.4 million decrease in interest income and a $2.7 million increase in interest expense.

The decline in our loan portfolio, primarily driven by a strategy to reduce residential construction, land and land development loans, was the cause of the decrease in interest income. Our yield on interest-earning assets was 8.14% for the first quarter 2007, an increase of 37 basis points from the first quarter 2006. First quarter 2007 interest expense increased by $2.7 million from the first quarter 2006, which was caused by rising interest rates in the first half of 2006 combined with increased costs caused by robust competition for deposits. Our cost of interest-bearing liabilities increased to 3.98% from a first quarter 2006 cost of 3.10%. Our first quarter 2007 net interest margin of 5.16% decreased by 28 basis points from the net interest margin for the first quarter 2006, while the interest rate spread decreased by 51 basis points.

Our net interest margin of 5.16% for the first quarter 2007 reflected an improvement of 4 basis points from the fourth quarter 2006, while our interest rate spread improved by 2 basis points over the fourth quarter 2006. Our yield on interest-earning assets increased by 9 basis points from the fourth quarter 2006, while our cost of interest-bearing liabilities increased by 7 basis points from the fourth quarter 2006.

The following tables present, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages. Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

	Quarter Ended March 31,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,909,713	$39,738	8.44%	$2,048,380	$40,521	8.02%
Investment securities(1)
Taxable	51,173	621	4.93%	72,893	776	4.32%
Tax-exempt	113,152	1,412	5.06%	72,933	911	5.07%
Equity Securities (4)	31,849	485	6.18%	28,733	427	6.03%
Other earning assets	4,327	104	9.72%	6,044	75	5.03%

Total interest-earning assets	2,110,214	42,360	8.14%	2,228,983	42,710	7.77%
Non-earning assets:
Cash and due from banks	56,891			78,425
Other assets	520,445			622,304

Total assets	$2,687,550			$2,929,712

LIABILITIES AND STOCKHOLDER’S EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$160,075	$250	0.63%	$173,758	$152	0.35%
Money Market	631,760	5,856	3.76%	587,737	4,215	2.91%
Savings	84,575	164	0.79%	99,187	184	0.75%
Time certificates of deposit	571,931	7,076	5.02%	612,721	5,603	3.71%

Total interest-bearing deposits	1,448,341	13,346	3.74%	1,473,403	10,154	2.79%
Borrowings:
Repurchase agreements	24,887	299	4.87%	23,359	239	4.15%
Federal funds purchased	154	2	5.83%	1,436	22	6.21%
Subordinated debentures	41,239	932	9.17%	41,256	847	8.33%
Borrowings	66,508	938	5.72%	136,059	1,541	4.59%

Total interest-bearing liabilities	1,581,129	15,517	3.98%	1,675,513	12,803	3.10%
Noninterest bearing liabilities:
Demand deposits	483,293			540,189
Other liabilities	34,661			112,620

Total liabilities	2,099,083			2,328,322
Stockholder’s Equity	588,467			601,390

Total liabilities and stockholder’s equity	$2,687,550			$2,929,712

Net interest income		$26,843			$29,907

Net interest margin			5.16%			5.44%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.
(2)	Average gross loans include nonaccrual loans, which were $31.9 million and $28.7 million at March 31, 2007 and 2006, respectively.
(3)	Net loan fees of $1.4 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively, are included in the yield computation.
(4)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$(783)	$2,569	$(3,352)
Investment securities
Taxable	(155)	137	(292)
Tax-exempt	501	(1)	502
Equity Securities	58	11	47
Other earning assets	29	42	(13)

Total interest income	(350)	2,758	(3,108)

Interest expense:
Deposits:
Interest-bearing demand	98	109	(11)
Money Market	1,641	1,306	335
Savings	(20)	9	(29)
Time certificates of deposit	1,473	1,815	(342)
Repurchase agreements	60	44	16
Federal funds purchased	(20)	(3)	(17)
Subordinated debentures	85	85	0
Borrowings	(603)	556	(1,159)

Total interest expense	2,714	3,921	(1,207)

Net interest income	$(3,064)	$(1,163)	$(1,901)

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

In the first quarter 2007, the company recorded a $1.0 million provision for credit losses, including $0.2 million for the reserve on unfunded commitments, and net charge-offs of $1.3 million compared to a $2.7 million provision for credit losses, including $0.1 million for the reserve on unfunded commitments, and $0.7 million net charge-offs in the fourth quarter 2006. No provision was recorded during the three month period ended March 31, 2006.

Please see the nonperforming assets and allowance for loan loss analysis in the Financial Condition section of this document for additional information on our asset quality.

Noninterest Income

The following table presents the major categories of noninterest income:

	Quarter Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands)
Noninterest income:
Customer service and other fees	$2,443	$2,137	$2,892	$2,858	$2,498
Gain (loss) on sale of securities	—	(5)	6	—	(5)
Gain on sale of loans	—	(55)	229	231	314
Gain (loss) on sale of assets	(96)	133	108	179	(91)
Other	220	316	239	337	396

Total noninterest income	$2,567	$2,526	$3,474	$3,605	$3,112

Noninterest income for first quarter 2007 decreased by $0.5 million from the first quarter 2006. The $0.5 million decrease in noninterest income between the first quarter 2007 and first quarter 2006 was primarily caused by the discontinuation of our residential mortgage group at the end of the third quarter 2006 and a reduction in first quarter 2007 loan placement and other fees as compared to the first quarter 2006. Noninterest income for first quarter 2007 increased $41,000 from the fourth quarter 2006, primarily due to a $0.3 million increase in customer service and other fees.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Quarter Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$10,974	$10,662	$12,006	$12,082	$11,435
Occupancy expense	2,121	2,040	1,891	1,994	2,052
Furniture and equipment	1,240	1,176	1,289	1,229	1,165
Amortization of intangible assets	2,195	2,960	2,858	2,999	2,998
Merger, acquisition and transition expenses	—	—	239	1,539	88
Other general and administrative	3,991	4,384	4,659	5,162	4,002

Total noninterest expense	$20,521	$21,222	$22,942	$25,005	$21,740

First quarter 2007 noninterest expense decreased from the first quarter 2006 by $1.2 million. The change between the first quarter 2007 and first quarter 2006 was driven primarily by a decrease in incentive payments to employees and a reduction in amortization of intangible assets due to the expiration of noncompete agreements and changes in the amortization of core deposit intangible assets.

Noninterest expense for the first quarter 2007 of $20.5 million decreased $0.7 million from the fourth quarter 2006. First quarter 2007 salaries and employee benefits increased by $0.3 million from the fourth quarter 2006. The first quarter 2007 increase in salaries and employee benefits included a $0.6 million decrease in salaries, incentive payments and bonus expenses, offset by increases in payroll taxes, employee benefits and equity-based compensation. Payroll taxes and employee benefits increased by $0.5 million, primarily driven by lower fourth quarter 2006 payroll taxes due to employees that had exceeded the FICA and other employer tax match limits. Equity-based compensation increased by $0.3 million, attributable to a reduction in the fourth quarter 2006 expense due to a revision of estimated forfeitures. First quarter 2007 intangible amortization expense decreased by $0.8 million from the fourth quarter 2006.

FINANCIAL CONDITION

The following sets forth certain key consolidated balance sheet data:

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 30, 2006
	(In thousands)
Net loans (including loans held for sale)	$1,859,121	$1,919,588	$1,955,529	$1,906,513	$1,983,882
Total assets	2,693,384	2,720,600	2,886,647	2,850,281	2,916,510
Deposits	1,971,869	1,960,105	1,968,264	1,998,055	2,077,076

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands)
Real estate
Mortgage	$708,416	$686,056	$663,170	$583,020	$595,860
Construction	353,323	427,465	463,468	486,060	504,426
Equity lines of credit	54,904	56,468	60,817	64,355	67,284
Commercial	651,796	647,915	654,829	664,202	702,556
Agricultural	46,958	51,338	54,805	52,897	57,054
Consumer	43,891	50,222	53,714	54,955	56,986
Leases receivable and other	31,213	32,144	32,931	26,470	25,714

Total gross loans	1,890,501	1,951,608	1,983,734	1,931,959	2,009,880
Less: allowance for loan losses	(27,492)	(27,899)	(25,977)	(25,297)	(26,999)
Unearned discount	(3,888)	(4,121)	(4,328)	(4,737)	(4,729)

Net Loans	$1,859,121	$1,919,588	$1,953,429	$1,901,925	$1,978,152

Loans held for sale at lower of cost or market	$—	$—	$2,119	$4,588	$5,730

March 31, 2007 total loans, net of unearned discount, decreased by $118.5 million from the balance at March 31, 2006 to $1.9 billion. The decline is due in part to our continued strategy to reduce our concentration in residential construction, land and land development loans and increase commercial and industrial, consumer and energy loans. The March 31, 2007 real estate portfolio balances, net of unearned discount, decreased by $53.1 million from December 31, 2006, primarily driven by decreases in the residential construction, land and land development loans, while commercial and industrial loans had a modest increase.

Nonperforming Assets

Credit risk related to nonperforming assets arises as a result of lending activities. To manage this risk, we employ frequent monitoring procedures and take prompt corrective action when necessary. We employ a risk rating system that identifies the potential risk associated with loans in our loan portfolio. This monitoring and rating system is designed to help management determine current and potential problems so that corrective actions can be taken promptly.

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

	Quarter Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$31,940	$32,852	$26,812	$30,684	$28,746
Accruing loans past due 90 days or more	323	3	396	84	1
Other real estate owned	861	1,207	5,090	1,041	1,267

Total nonperforming assets	$33,124	$34,062	$32,298	$31,809	$30,014

Nonperforming loans	$32,263	$32,855	$27,208	$30,768	$28,747
Other impaired loans	8,079	5,978	17,076	16,166	11,841

Total impaired loans	40,342	38,833	44,284	46,934	40,588
Allocated allowance for loan losses	(7,673)	(8,028)	(6,468)	(5,685)	(9,296)

Net investment in impaired loans	$32,669	$30,805	$37,816	$41,249	$31,292

Charged-off loans	$(1,692)	$(1,088)	$(1,736)	$(2,012)	$(1,091)
Recoveries	436	366	177	593	615

Net recoveries (charge-offs)	$(1,256)	$(722)	$(1,559)	$(1,419)	$(476)

Provision for credit loss	$1,010	$2,724	$1,566	$—	$—

Allowance for loan losses	$27,492	$27,899	$25,977	$25,297	$26,999

Reserve on unfunded commitments	$572	$411	$328	$1,001	$718

Allowance for loan losses to loans, net of unearned discount	1.46%	1.43%	1.31%	1.31%	1.35%
Allowance for loan losses to nonaccrual loans	86.07%	84.92%	96.89%	82.44%	93.92%
Allowance for loan losses to nonperforming assets	83.00%	81.91%	80.43%	79.32%	89.96%
Allowance for loan losses to impaired loans	68.15%	71.84%	58.66%	53.90%	66.52%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	1.75%	1.75%	1.63%	1.65%	1.50%
Annualized net charge-offs (recoveries) to average loans	0.45%	0.15%	0.32%	0.29%	0.09%
Nonaccrual loans to loans, net of unearned discount	1.69%	1.69%	1.35%	1.59%	1.43%

First quarter 2007 nonperforming assets increased by $3.1 million from the first quarter 2006, while total impaired loans decreased by $0.2 million. The change in nonperforming assets was primarily impacted by a $3.2 million increase in nonaccrual loans and a $0.4 million decrease in other real estate owned. Our coverage of allowance for loan losses to loans of 1.46% increased by 11 basis points at March 31, 2007 from March 31, 2006, while the 83.0% allowance for loan losses to nonperforming assets reflected a decrease of 7 percentage points.

When compared to the fourth quarter 2006, the first quarter 2007 nonperforming assets decreased by $0.9 million, with nonaccrual loans and OREO decreasing by $1.2 million and accruing loans past due 90 days or more increasing $0.3 million. The first quarter 2007 allowance for loan losses to loans increased by 3 basis points from the fourth quarter 2006, while the allowance for loan losses to nonperforming assets increased by 1.1 percentage points.

Allowance for Credit Losses

The allowance for loan losses and provision for unfunded commitments is maintained at a level that, in our judgment, is adequate to absorb probable losses in the loan portfolio and related to commitments for the extension of credit. The amount of the allowance and reserve is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Balance, beginning of period	$27,899	$27,475
Loan charge-offs:
Real estate—mortgage	963	523
Real estate—construction	535	10
Commercial	43	442
Agricultural	—	21
Consumer	130	23
Lease receivable and other	21	72

Total loan charge-offs	1,692	1,091

Recoveries:
Real estate—mortgage	195	44
Real estate—construction	55	34
Commercial	120	483
Agricultural	—	—
Consumer	46	53
Lease receivable and other	20	1

Total loan recoveries	436	615

Net loan charge-offs	1,256	476
Provision for loan losses	849	—

Balance, end of period	$27,492	$26,999

Investment Securities

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006	Increase Decrease	% Change

	(In thousands)
Securities available-for-sale:
U.S. Government agencies	$3,399	$2,408	$991	41.2%
Obligations of states and political subdivisions	109,460	115,571	(6,111)	(5.3)%
Mortgage backed securities	35,866	38,440	(2,574)	(6.7)%
Marketable equity securities	906	841	65	7.7%

Total securities available-for-sale	$149,631	$157,260	$(7,629)	-4.9%

Securities held-to-maturity:
Mortgage-backed	$11,179	$11,217	$(38)	-0.3%

The carrying value of our investment securities at March 31, 2007 was $160.8 million, compared to December 31, 2006 of $168.5 million. We decreased the level of our investments as we required less collateral for our deposits.

Deposits

At the end of the first quarter 2007, deposits were $2.0 billion, reflecting an increase of $11.8 million from December 31, 2006. The increase in deposits from December 31, 2006 was driven primarily by a $16.1 million increase in money market deposits, and included increases of $2.3 million and $2.7 million in noninterest-bearing deposits and certificates of deposits, respectively, while savings deposits and interest-bearing demand deposits declined by $9.3 million. Our noninterest-bearing deposits as a percentage of total deposits decreased 4 basis points to 26.4%, with certificates of deposits comprising 29.4% of total deposits, reflecting a decrease of 4 basis points from December 31, 2006.

	At March 31, 2007		At December 31, 2006
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$519,951	26.37%	$517,612	26.41%
Interest bearing demand	165,555	8.40%	169,289	8.64%
Money market	624,366	31.66%	608,290	31.03%
Savings	81,689	4.14%	87,265	4.45%
Time	580,308	29.43%	577,649	29.47%

Total deposits	$1,971,869	100.00%	$1,960,105	100.00%

Borrowings and Subordinated Debentures

At March 31, 2007, our outstanding borrowings were $29.8 million. These borrowings consisted of $7.7 million of term notes at the Federal Home Loan Bank (“FHLB”), $21.9 million on a U.S. Bank revolving credit agreement, and a $0.2 million Treasury Tax and Loan balance.

Our total available credit from the FHLB, including outstanding balances, was $311.3 million at March 31, 2007. The interest rate on the FHLB line of credit varies with the federal funds rate, which was 5.3% at March 31, 2007. The term notes have fixed interest rates that range from 3.25% to 6.22%. We have a blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, and regulatory capital ratios that qualify the Company as well capitalized. As of March 31, 2007, we had an outstanding balance of $21.9 million and were in compliance with all debt covenants. The line of credit has a variable rate based on the federal funds rate, which was 6.7% at March 31, 2007. The line of credit is secured by the stock of Guaranty Bank. U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

At March 31, 2007, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 9.04%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

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

At March 31, 2007, the Company had a total risk-weighted capital ratio of 10.92%, a Tier 1 risk-weighted capital ratio of 9.67% and a leverage ratio of 9.00%. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

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

At March 31, 2007, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$611,486	$555,757
Standby letters of credit	33,794	32,382
Commercial letters of credit	328	274

Totals	$645,608	$588,413

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

Investment in Debt and Equity Securities — We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position and results of operations. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

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

Accounting for Uncertainty in Income Taxes — Under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, the Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the reporting date. The Company records penalties and interest associated with uncertain deductible temporary differences as a component of other noninterest expense. See the discussion of “Income Taxes” under Note 2(h) in the Notes to the Consolidated Financial Statements.

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 to gain a better understanding of how our financial performance is measured and reported.

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

At March 31, 2007, we had a negative gap of $149.0 million, or negative 5.5% of our total assets, that would be subject to re-pricing within one year, with a total positive gap of $500.4 million, or 18.6% of our total assets that would reprice within 5 years. The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of March 31, 2007. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date.

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$31,266	$—	$—	$—	$—	$31,266
Investment securities	29,254	10,862	28,841	91,852	31,995	192,804
Loans, gross	1,038,889	176,715	483,720	166,655	29,658	1,895,637
All other assets	—	—	—	—	573,677	573,677

Totals	$1,099,409	$187,577	$512,561	$258,507	$635,330	$2,693,384

Deposits	$995,225	$383,991	$72,702	$—	$519,951	$1,971,869
Assets under repurchase agreements and federal funds purchases	34,695	—	—	—	—	34,695
Borrowings	201	21,922	7,324	357	—	29,804
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	—	—	—	—	34,680	34,680
Stockholder’s equity	—	—	—	—	581,097	581,097

Totals	$1,030,121	$405,913	$80,026	$41,596	$1,135,728	$2,693,384

Period gap (assets minus liabilities)	$69,288	$(218,336)	$432,535	$216,911
Cumulative gap	$69,288	$(149,048)	$283,487	$500,398
Cumulative rate sensitive gap %	2.6%	(5.5)%	10.5%	18.6%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees alleged that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. On September 7, 2005, the Bankruptcy Court granted, in part, Guaranty Bank’s initial response and dismissed $8.5 million of the claims relating to alleged transfers for payment of items credited in the check collection process. On August 29, 2006, Guaranty Bank filed a motion for partial summary judgment on the trustees’ claims to recover payments on alleged overdrafts in the amount of approximately $1.7 million, which the court denied. The remaining claims amount to approximately $2.9 million. In April 2007, the Company and the trustees participated in mediation. As a result of the mediation, the parties are currently in final settlement discussions. Any settlement will be subject to the approval of the Bankruptcy Court. The Company does not expect the settlement amount to materially exceed the amount the Company had reserved as of March 31, 2007 for this litigation.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court has subsequently dismissed the entire Teper action. The investors in the Barnes action are seeking actual and statutory treble damages, as well as interest and attorneys’ fees, against Guaranty Bank and its former officer. The currently outstanding alleged actual losses claimed in connection with the Barnes action are approximately $10.5 million. We will continue to vigorously defend the Barnes action. At this time, we cannot determine whether the outcome of the Barnes action will have a material adverse impact on our consolidated financial position or results of operations. To the extent the Barnes action is not settled or dismissed, the Company will incur ongoing legal defense costs and be exposed to a possible adverse judgment. If such legal defense costs and any adverse judgment are not covered by insurance, the legal defense costs and judgment incurred could have an adverse impact on our results of operations.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans at the End of the Period
January 1 to January 31	—	$—	—	1,825,510
February 1 to February 28	1,496,600	8.44	1,496,600	1,253,400
March 1 to March 31	222,200	8.55	222,200	1,031,200

Total	1,718,800	$8.46	1,718,800	1,031,200

(1)

On February 13, 2007, we announced the authorization of an additional 924,490 shares to our existing stock repurchase program authorized in October 2006, to be purchased from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission. Under the increased program, we are authorized to repurchase up to 2,750,000 shares.

On May 8, 2007, we announced the authorization of a new stock repurchase program to repurchase up to 2,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions. This new program is not reflected in the above table.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

10.1†	Centennial Bank Holdings, Inc. Change in Control Severance Plan, adopted as of December 11, 2006 and amended and restated as of May 7, 2007.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer