Form 10-Q
period 2007-06-30
Centennial Bank Holdings, Inc.
filed 2007-08-08
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

303-293-5563

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

As of August 1, 2007 there were 54,750,612 shares of the registrant’s common stock outstanding, including 1,679,677 shares of unvested stock grants.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$48,255	$45,409
Federal funds sold	4,200	4,211

Cash and cash equivalents	52,455	49,620

Securities available for sale, at fair value	143,879	157,260
Securities held to maturity (fair value of $11,731 and $11,157 at June 30, 2007 and December 31, 2006)	12,160	11,217
Bank stocks, at cost	32,176	31,845

Total investments	188,215	200,322

Loans, net of unearned discount	1,893,440	1,947,487
Less allowance for loan losses	(35,594)	(27,899)

Net loans	1,857,846	1,919,588

Premises and equipment, net	72,046	74,166
Other real estate owned and foreclosed assets	1,385	1,207
Goodwill	392,958	392,958
Other intangible assets, net	37,209	41,599
Other assets	38,618	41,140

Total assets	$2,640,732	$2,720,600

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$472,777	$517,612
Interest-bearing demand	798,289	777,579
Savings	77,508	87,265
Time	589,838	577,649

Total deposits	1,938,412	1,960,105
Securities sold under agreements to repurchase and federal fund purchases	37,391	25,469
Borrowings	26,030	67,632
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	29,970	36,696

Total liabilities	2,073,042	2,131,141

Commitments and Contingencies (Notes 7 and 12)
Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 64,268,450 shares issued, 54,752,303 shares outstanding at June 30, 2007 (includes 1,683,577 shares of unvested restricted stock); 64,154,950 shares issued, 57,236,795 shares outstanding at December 31, 2006 (includes 1,725,825 shares of unvested restricted stock)	64	64
Additional paid-in capital	616,447	614,489
Shares to be issued for deferred compensation obligations	562	775
Retained earnings	41,511	42,896
Accumulated other comprehensive income (loss)	(522)	809
Treasury Stock, at cost, 8,790,243 and 6,450,418 shares, respectively	(90,372)	(69,574)

Total stockholders’ equity	567,690	589,459

Total liabilities and stockholders’ equity	$2,640,732	$2,720,600

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) — (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$39,087	$40,644	$78,825	$81,165
Investment securities:
Taxable	608	718	1,229	1,494
Tax-exempt	1,336	1,055	2,748	1,966
Dividends	459	433	934	860
Federal funds sold and other	213	116	327	191

Total interest income	41,703	42,966	84,063	85,676

Interest expense:
Deposits	13,738	11,533	27,084	21,680
Federal funds purchased and repurchase agreements	448	293	749	554
Borrowings	592	851	1,530	2,399
Subordinated debentures	938	901	1,870	1,748

Total interest expense	15,716	13,578	31,233	26,381

Net interest income	25,987	29,388	52,830	59,295
Provision for loan losses	12,766	—	13,615	—

Net interest income, after provision for loan losses	13,221	29,388	39,215	59,295

Noninterest income:
Customer service and other fees	2,409	2,993	4,852	5,625
Loss on sale of securities	—	—	—	(5)
Gain on sale of loans	—	231	—	545
Other	168	381	292	552

Total noninterest income	2,577	3,605	5,144	6,717

Noninterest expense:
Salaries and employee benefits	10,724	12,082	21,698	23,517
Occupancy expense	2,056	1,994	4,177	4,046
Furniture and equipment	1,231	1,231	2,471	2,396
Amortization of intangible assets	2,195	2,999	4,390	5,997
Other general and administrative	11,416	6,698	15,568	10,788

Total noninterest expense	27,622	25,004	48,304	46,744

Income (loss) before income taxes	(11,824)	7,989	(3,945)	19,268
Income tax expense (benefit)	(5,030)	2,612	(2,560)	6,602

Income (loss) from continuing operations	(6,794)	5,377	(1,385)	12,666
Income from discontinued operations, net of tax	—	349	—	489

Net income (loss)	$(6,794)	$5,726	$(1,385)	$13,155

Earnings (loss) per share–basic:
Income (loss) from continuing operations	$(0.13)	$0.09	$(0.03)	$0.22
Income (loss) from discontinued operations, net of tax	—	0.01	—	—
Net income (loss)	(0.13)	0.10	(0.03)	0.22
Earnings (loss) per share–diluted:
Income (loss) from continuing operations	$(0.13)	$0.09	$(0.03)	$0.22
Income (loss) from discontinued operations, net of tax	—	0.01	—	—
Net income (loss)	(0.13)	0.10	(0.03)	0.22
Weighted average shares outstanding-basic	53,425,770	58,053,314	54,105,373	58,552,516
Weighted average shares outstanding-diluted	53,425,770	58,352,355	54,105,373	58,849,243

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	(Dollars in thousands)
Balance, December 31, 2006	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive loss:
Net loss	—	—	—	(1,385)	—	(1,385)
Other comprehensive loss	—	—	—	—	(1,331)	(1,331)

Total comprehensive loss	—	—	—	—	—	(2,716)
Earned stock award compensation	1,708	—	—	—	—	1,708
Repurchase of common stock	—	—	(20,806)	—	—	(20,806)
Deferred compensation	—	45	—	—	—	45
Common shares issued	250	(258)	8	—	—	—

Balance, June 30, 2007	$616,511	$562	$(90,372)	$41,511	$(522)	$567,690

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,385)	$13,155
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,704	9,009
Provision for credit losses	13,615	15
Stock compensation	1,708	1,508
Loss on sale of securities	—	5
Loss (gain) on sale of real estate owned and assets	177	(50)
Real estate valuation adjustments	158	—
Impairment of assets from discontinued operations, net	—	201
Other	1,553	(718)
Proceeds from sales of loans held for sale	—	39,711
Originations of loans held for sale	—	(36,935)
Net change in:
Accrued interest receivable and other assets	1,706	3,669
Accrued interest payable and other liabilities	(6,726)	(6,182)

Net cash provided by operating activities	17,510	23,388

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	13,140	20,652
Purchases	(1,909)	(53,735)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	435	10
Purchases	(1,373)	—
Loan originations and principal collections, net	46,822	137,316
Proceeds from sales of foreclosed assets	480	1,213
Proceeds from sales of premises and equipment	584	189
Additions to premises and equipment	(675)	(6,035)
Proceeds from sale of subsidiary	—	1,835

Net cash provided by investing activities	57,504	101,445

Cash flows from financing activities:
Net decrease in deposits	(21,693)	(54,817)
Net decrease in short-term borrowings	(40,082)	(53,547)
Repayment of long-term debt	(1,520)	(265)
Net change in federal funds purchased and repurchase agreements	11,922	(12,480)
Repurchase of common stock	(20,806)	(17,135)
Tax benefit from vesting of stock compensation	—	2

Net cash used by financing activities	(72,179)	(138,242)

Net change in cash and cash equivalents	2,835	(13,409)
Cash and cash equivalents, beginning of period	49,620	118,811

Cash and cash equivalents, end of period	$52,455	$105,402

Cash and cash equivalents-consolidated statements of cash flows	52,455	105,402
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets	—	(14,703)

Cash and cash equivalents-consolidated balance sheets	$52,455	$90,699

Supplemental disclosure of non-cash activities:
Loans transferred to other real estate owned	952	524

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2007, those subsidiaries were Guaranty Bank and Trust Company and Centennial Bank of the West, referred to as Guaranty Bank, and CBW, respectively. At June 30, 2006, those subsidiaries were Guaranty Bank, CBW and Collegiate Peaks Bank, which was sold on November 1, 2006. Reference to “Banks” means Guaranty Bank and CBW, and “we” or “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks and Collegiate Peaks, if applicable. References to “Centennial” or to the holding company are referring to the parent company on a stand alone basis.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, valuation of other real estate owned, deferred tax assets and liabilities, goodwill and other intangible assets, and stock compensation expense. Assumptions and factors are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

(c)	Allowance for Loan Losses

The allowance for loan losses is reported as a reduction of outstanding loan balances.

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable risks in the loan portfolio. The allowance for loan loss is evaluated on a regular basis by management and based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In addition to the allowance for loan losses the Company records a reserve for unfunded commitments. Similar to the allowance for loan loss, the reserve for unfunded commitments is evaluated on a regular basis by management. This reserve is recorded in other liabilities.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

Goodwill is our only intangible asset with an indefinite life. The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit. We have identified one significant reporting unit – banking operations. The Company tests for impairment of goodwill annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit. We determine the fair value of our reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.

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

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. Through June 30, 2007, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, performance conditions, and awards with both service periods and performance conditions. The performance-based share awards expire December 31, 2012. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

(g)	Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in certain Plans

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity. Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company. Company common stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock. The Company held 56,928 and 77,366 shares of Company common stock for deferred compensation plan obligations at June 30, 2007 and December 31, 2006, respectively, which are recorded as treasury stock.

(h)	Income taxes

Effective, January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or state taxing authorities for years before 2003. At June 30, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in other noninterest expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

(i)	Earnings (loss) per Common Share

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the six-month period ended June 30, 2007 and 2006. Earnings (loss) per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average common shares outstanding	53,425,770	58,053,314	54,105,373	58,552,516
Effective of dilutive unvested stock grants (1)	—	299,041	—	296,727

Average shares outstanding for calculating diluted earnings (loss) per common share	53,425,770	58,352,355	54,105,373	58,849,243

(1)	Impact of stock grants is antidilutive due to the net loss for the three and six months ended June 30, 2007.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(j)	Impact of Recently Issued Accounting Standards

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement and Collateral Assignment Split-Dollar Life Insurance Arrangements: In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Given the similarities between the endorsement split-dollar life insurance arrangements in EITF Issue no. 06-4 and collateral assignment split-dollar life insurance arrangements, questions have arisen regarding whether similar liability recognition models should be used to account for these types of arrangements. To address these questions, the EITF Issue No. 06-10 was issued. The objective of Issue 06-10 is to determine when and at what amount to recognize the asset, liability and related compensation costs for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods. EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company does not have any collateral assignment split-dollar life insurance arrangements, thus, does not expect any impact from the adoption of EITF 06-10 on its consolidated financial statements. For its endorsement split-dollar life insurance arrangements, management does not expect the adoption of EITF 06-4 to have a material impact on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 addresses issues from SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Under the original guidance, SFAS 155 removed the exemption for securitized financial instruments and included scenarios where certain discount mortgage-backed securities (“MBS’s”) and discount collateralized mortgage obligations (“CMO’s”) with embedded derivative components could be subject to the bifurcation rules of SFAS 133, and therefore be marked to market through earnings. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In October 2006, the FASB met to discuss implementation issues and industry concerns surrounding SFAS 155. In January 2007, the FASB issued SFAS 133 Implementation Issue No. B40. Implementation Issue No. B40 includes a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, thereby excluding certain discount MBS’s and CMO’s from the bifurcation test. The guidance in Implementation Issue No. B40 generally applies to securitized interests in prepayable financial assets acquired after the adoption of SFAS 155. The mortgage-backed securities held by the Company generally are exempt from bifurcation under the Implementation Issue No. B40 scope exception. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

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

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

(k)	Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

(2)	Securities

The amortized cost and estimated fair value of debt securities are as follows:

	June 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies and government-sponsored entities	$3,435	$—	$(28)	$3,407
State and municipal	106,478	1,245	(1,161)	106,562
Mortgage-backed	33,858	36	(935)	32,959
Marketable equity securities	951	—	—	951

Securities available for sale	$144,722	$1,281	$(2,124)	$143,879

Securities held to maturity:
Mortgage-backed	$12,160	$—	$(429)	$11,731

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies	$2,426	$—	$(18)	$2,408
State and municipal	113,649	1,998	(76)	115,571
Mortgage-backed	39,039	38	(637)	38,440
Marketable equity securities	841	—	—	841

Securities available for sale	$155,955	$2,036	$(731)	$157,260

Securities held to maturity:
Mortgage-backed	$11,217	$38	$(98)	$11,157

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2007, were securities that have been issued by U.S. government agencies and government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized an other than temporary impairment in our consolidated statements of income.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(3)	Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$742,802	$686,056
Construction	321,982	427,465
Equity lines of credit	53,676	56,468
Commercial loans	652,911	647,915
Agricultural loans	47,891	51,338
Lease financing	6,435	6,704
Installment loans to individuals	45,214	50,222
Overdrafts	4,350	4,319
SBA and other	22,044	21,121

	1,897,305	1,951,608
Less:
Allowance for loan losses	(35,594)	(27,899)
Unearned discount	(3,865)	(4,121)

Net Loans	$1,857,846	$1,919,588

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
	(In thousands)
Balance, beginning of period	$27,492	$27,899
Provision for loan losses	12,766	13,615
Loans charged off	(5,473)	(7,165)
Recoveries on loans previously charged-off	809	1,245

Balance, end of period	$35,594	$35,594

A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
	(In thousands)
Balance, beginning of period	$572	$411
Provision for losses on unfunded commitments	38	199

Balance, end of period	$610	$610

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2007	December 31, 2006
	(In thousands)
Impaired loans with a valuation allowance	$41,914	$23,616
Impaired loans without a valuation allowance	13,931	15,217

Total impaired loans	$55,845	$38,833

Valuation allowance related to impaired loans	$14,113	$8,028

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(In thousands)
Average investment in impaired loans	$48,094	$42,660

Interest income of $162,000 was recognized on nonaccrual loans during the period ended June 30, 2007. The gross interest income that would have been recorded in the period ended June 30, 2007, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $2,212,000. At June 30, 2007 and December 31, 2006, nonaccrual loans were $35,515,000 and $32,852,000, respectively. At June 30, 2007 and December 31, 2006, there were $122,000 and $3,000, respectively, in loans past due ninety days or more that were still accruing interest.

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

The carrying amount of goodwill was $392,958,000 for the periods ended June 30, 2007 and December 31, 2006.

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

	Useful life	June 30, 2007	December 31, 2006
		(In thousands)
Non-compete employment agreements	2 years	$—	$3,606
Core deposit intangible assets	7 - 15 years	62,975	62,975

Total other intangible assets		$62,975	$66,581
Accumulated amortization		(25,766)	(24,982)

Net other intangible assets		$37,209	$41,599

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Amortization expense	$2,195	$2,999	$4,390	$5,997

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(5)	Borrowings

Borrowings include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a revolving credit agreement with U.S. Bank National Association. The Company had $26,030,000 and $67,632,000 outstanding under these obligations at June 30, 2007 and December 31, 2006, respectively, with a total commitment, including balances outstanding, of $401,118,000 at June 30, 2007.

At June 30, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of $2,300,000 and $7,595,000 respectively, $15,015,000 under the U.S. Bank revolving credit agreement and a $1,120,000 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at June 30, 2007 was $330.1 million. The interest rate on the line of credit varies with the federal funds rate, which was 5.53% at June 30, 2007. The term notes have fixed interest rates that range from 3.25% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

The $70 million revolving credit agreement with U.S. Bank National Association contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized. As of June 30, 2007, the Company had $15.0 million drawn on this line. The Company is in compliance with all outstanding debt covenants, as amended. The interest rate varies based on a spread over the federal funds rate, with a rate of 6.8% at June 30, 2007. The credit agreement is secured by Guaranty Bank stock.

(6)	Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 9.0% and 9.1% at June 30, 2007 and December 31, 2006, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. As of June 30, 2007, the Company was in compliance with all covenants of these subordinated debentures.

These securities are currently included in Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2007 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/15/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	8.01%	7/15/2007
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	8.46%	7/7/2007

*	Call date represents the earliest date the Company can call the debentures.

(7)	Commitments

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

At the dates indicated, the following commitments were outstanding:

	June 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$611,068	$555,757
Standby letters of credit	35,814	32,382
Commercial letters of credit	—	274

Totals	$646,882	$588,413

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

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until initial vesting occurs, at which time the dividend rights will exist on vested and unvested shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan.

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2007 and December 31, 2006, there were 1,683,577 and 1,725,825 shares of unvested stock granted (net of forfeitures and vestings), with 751,577 and 741,377 shares available for grant under the Incentive Plan, respectively.

A summary of the status of our outstanding stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2006	1,725,825	$10.67
Awarded	113,500	8.74
Forfeited	(123,700)	10.93
Vested	(32,048)	8.95

Outstanding at June 30, 2007	1,683,577	$10.52

The Company recognized $1,708,000 and $1,508,000 in compensation expense for services rendered for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $650,000 and $573,000 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, compensation cost of $9,250,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.8 years. There was no aggregate intrinsic value at June 30, 2007 as the stock price at June 30, 2007 was below the fair value on each of the award dates.

(9)	Capital Ratios

At June 30, 2007 and December 31, 2006, the Company had leverage ratios of 8.59% and 8.93%, Tier 1 risk-weighted capital ratios of 9.15% and 9.92%, and total risk-weighted capital ratios of 10.40% and 11.17%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(10)	Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$(6,794)	$5,726	$(1,385)	$13,155
Other comprehensive loss:
Change in net unrealized gains (losses), net	(1,940)	$(593)	(2,147)	(869)
Less: Reclassification adjustments for losses included in income	—	—	—	5

Net unrealized holding gains (losses)	(1,940)	(593)	(2,147)	(864)
Income tax benefit	738	171	816	296

Other comprehensive loss	(1,202)	(422)	(1,331)	(568)

Total comprehensive income (loss)	$(7,996)	$5,304	$(2,716)	$12,587

(11)	Discontinued Operations

Discontinued Operations

The Company’s results of operations for the six months ended June 30, 2006 included the activity from First MainStreet Insurance, which was sold on March 1, 2006, and Collegiate Peaks Bank, which was held for sale as of June 30, 2006 and sold on November 1, 2006.

The following tables present the summary results of operations presented in discontinued operations for the period ended June 30, 2006.

Six Months Ended June 30, 2006
(In thousands)
Interest income	$2,130

Noninterest income	$687

Net income from discontinued operations, net of tax	698
Impairment of assets, net of $123 tax benefit	(201)
Intercompany elimination	(8)

Income from discontinued operations	$489

(12)	Contingencies

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees alleged that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. In April 2007, the Company and the trustees participated in mediation. As a result of the mediation, the parties settled the case and the settlement was approved subsequently by the Bankruptcy Court.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors alleged that certain activities of Guaranty Bank and its

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court subsequently dismissed the Teper action. In August 2007, the parties settled the Barnes action. As a result of the settlement, the Company recorded a pre-tax charge of approximately $6.5 million, net of insurance coverage. The settlement is subject to the execution by the parties of a mutually agreeable settlement agreement and the dismissal of the action with prejudice. The settlement does not constitute an admission of liability or responsibility on the part of Guaranty Bank or its former officer, or an admission of the truth or validity of any allegations or claims made by the Hoover investors.

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

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 1, 1A, 6, 7, 7A and 8 of our 2006 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this report or from historical performance.

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses, through our bank subsidiaries. At June 30, 2007, those subsidiaries included Guaranty Bank and Trust Company and Centennial Bank of the West. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis. Collegiate Peaks Bank was a subsidiary prior to November 1, 2006, the time at which its sale was completed. Collegiate Peaks Bank was classified as held for sale from December 31, 2004 through its sale on November 1, 2006, with the results of operations reported as discontinued operations in the Company’s financial statements. We refer to Guaranty Bank and Trust Company as Guaranty Bank, Centennial Bank of the West as CBW, and Collegiate Peaks Bank as Collegiate Peaks. We refer to Guaranty Bank and CBW as the Banks. On July 24, 2007, the Company announced that it would merge CBW into Guaranty Bank. Management expects to complete the merger by the end of the year, subject to state and federal regulatory approval.

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

Earnings Summary

Table 1 summarizes certain key financial results for us for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change - Favorable (Unfavorable)	2007	2006	Change - Favorable (Unfavorable)
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$41,703	$42,966	$(1,263)	$84,063	$85,676	$(1,613)
Interest expense	15,716	13,578	(2,138)	31,233	26,381	(4,852)

Net interest income	25,987	29,388	(3,401)	52,830	59,295	(6,465)
Provision for loan losses	12,766	—	(12,766)	13,615	—	(13,615)

Net interest income after provision for loan losses	13,221	29,388	(16,167)	39,215	59,295	(20,080)
Noninterest income	2,577	3,605	(1,028)	5,144	6,717	(1,573)
Noninterest expense	27,622	25,004	(2,618)	48,304	46,744	(1,560)

Income (loss) before income taxes	(11,824)	7,989	(19,813)	(3,945)	19,268	(23,213)
Income tax expense (benefit)	(5,030)	2,612	7,642	(2,560)	6,602	9,162

Income (loss) from continuing operations	(6,794)	5,377	(12,171)	(1,385)	12,666	(14,051)
Income from discontinued operations (net of tax)	—	349	(349)	—	489	(489)

Net income (loss)	$(6,794)	$5,726	$(12,520)	$(1,385)	$13,155	$(14,540)

Share Data:
Basic earnings (loss) per share	$(0.13)	$0.10	$(0.23)	$(0.03)	$0.22	$(0.25)
Diluted earnings (loss) per share	$(0.13)	$0.10	$(0.23)	$(0.03)	$0.22	$(0.25)
Average shares outstanding	53,425,770	58,053,314	(4,627,544)	54,105,373	58,552,516	(4,447,143)
Diluted average shares outstanding	53,425,770	58,352,355	(4,926,585)	54,105,373	58,849,243	(4,743,870)

The $6.8 million second quarter 2007 net loss reflected a decrease of $12.5 million from second quarter 2006. This decrease is mostly attributable to two items.

First, the Company recorded a $12.8 million provision for loan losses driven in part by the adoption of a more aggressive credit management philosophy, including an accelerated loan disposition strategy for problem credits, as well as adjustments to expected collateral values of impaired loans.

Second, the Company reached a settlement with respect to the Barnes action regarding investors who provided funds to William Gordon Hoover, Jr., the Hoover Company or related entities (see Part II, Item I for further discussion of this case). As a result of this settlement, the Company recorded a pre-tax charge of approximately $6.5 million, net of insurance coverage.

The Company recorded a net loss of $1.4 million for the six months ended June 30, 2007 as compared to net income of $13.2 million for the same period in 2006. This decrease of $14.5 million is mostly attributable to the after-tax impact of the $13.6 million provision for loan loss taken year-to-date in 2007, and the settlement of the Barnes action described above.

The components of the income and expense are discussed below.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(Dollars in thousands)
Net interest income	$25,987	$26,843	$27,906	$28,996	$29,388
Interest rate spread	3.98%	4.16%	4.14%	4.45%	4.66%
Net interest margin	5.00%	5.16%	5.12%	5.34%	5.51%

Second quarter 2007 net interest income of $26.0 million decreased by $3.4 million from the second quarter 2006. This decrease is a result of a $2.2 million unfavorable rate variance and a $1.2 million volume unfavorable variance (see Table 5).

The unfavorable rate variance from the prior year second quarter is mostly attributable to the cost of funds. The cost of funds increased from 3.39% for the second quarter 2006 to 4.04% for the second quarter 2007, an increase of 65 basis points. This increase in interest expense from the second quarter of 2006 is due mostly to higher costs associated with time deposits with higher rates as a result of competition, as well as the renewals of certificates of deposits at prevailing interest rates.

The unfavorable volume variance from the prior year second quarter is mostly due to a decrease in earning assets. Average earning assets in the second quarter 2007 declined by $56.2 million, or 2.6%, from the same period last year. This decrease was mostly in the loan category, which had a $75.8 million decline in average balances for the three months ended June 30, 2007 as compared to the same period in 2006. This decline was mostly due to a decrease in construction and land development loans. Part of the Company’s strategy is to reduce its exposure in construction and land development loans. Construction and land development loans were $322.0 million at June 30, 2007 as compared to $486.1 million at June 30, 2006, a decrease of $164.1 million, or 33.8%. All other loan categories increased by $129.4 million from June 30, 2006 to June 30, 2007.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Net interest income	$52,830	$59,295
Interest rate spread	4.07%	4.66%
Net interest margin	5.08%	5.47%

For the six-month period ended June 30, 2007, net interest income decreased by $6.5 million, or 10.9%, as compared to the same period in 2006. This decrease is due to a $3.9 million unfavorable rate variance and a $2.6 million unfavorable volume variance (see Table 5).

The unfavorable rate variance for year-to-date 2007 is mostly due to higher cost of funds. In particular, time deposits and money market accounts had significant increases over the prior year due to continued rate competition and repricing at prevailing higher rates. These increases were partially offset by a favorable rate variance due to an 18 basis point increase in the yield on earning assets. The yield on loans increased by 21 basis points due to loans repricing at higher rates.

The unfavorable volume variance is mostly a result of lower average earning assets. As stated above, part of the Company’s strategy is to decrease its concentration in construction and land development loans. A decrease in these loans was the reason for most of the $87.9 million decrease in average earning assets for the first six months of 2007 as compared to the same period in 2006. As of June 30, 2007, construction and land development loans comprised 17% of the total loan portfolio as compared to 25% at June 30, 2006.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages. Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 4

	Quarter Ended June 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,882,840	$39,087	8.33%	$1,958,639	$40,644	8.32%
Securities (1)
Taxable	50,425	608	4.83%	72,183	718	3.99%
Tax-exempt	108,394	1,336	4.94%	75,540	1,055	5.60%
Equity Securities (3)	32,000	545	6.83%	30,137	457	6.08%
Other earning assets	11,282	127	4.52%	4,629	92	8.01%

Total interest-earning assets	2,084,941	41,703	8.02%	2,141,128	42,966	8.05%
Non-earning assets:
Cash and due from banks	51,780			76,451
Other assets	517,916			618,853

Total assets	$2,654,637			$2,836,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$158,872	$265	0.67%	$175,008	$193	0.44%
Money Market	623,639	5,904	3.80%	637,214	5,412	3.40%
Savings	78,050	152	0.78%	95,709	179	0.75%
Time certificates of deposit	583,158	7,417	5.10%	566,560	5,749	4.07%

Total interest-bearing deposits	1,443,719	13,738	3.82%	1,474,491	11,533	3.14%
Borrowings:
Repurchase agreements	36,459	434	4.76%	26,419	291	4.30%
Federal funds purchased	1,120	14	5.13%	145	2	4.95%
Borrowings	39,329	592	6.04%	66,126	851	5.25%
Subordinated debentures	41,239	938	9.12%	41,239	901	8.76%

Total interest-bearing liabilities	1,561,866	15,716	4.04%	1,608,420	13,578	3.39%
Noninterest bearing liabilities:
Demand deposits	478,520			519,168
Other liabilities	32,603			108,888

Total liabilities	2,072,989			2,236,476
Stockholder’s Equity	581,648			599,956

Total liabilities and stockholders’ equity	$2,654,637			$2,836,432

Net interest income		$25,987			$29,388

Net interest margin			5.00%			5.51%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 5.15% and 5.63% for the three months ended June 30, 2007 and June 30, 2006, respectively.

(2)	Net loan fees of $1.6 million and $1.9 million for the three months ended June 30, 2007 and 2006 are included in the yield computation.

(3)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

Table 4 (Continued)

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,896,185	$78,825	8.38%	$2,003,053	$81,165	8.17%
Securities (1)
Taxable	51,226	1,229	4.84%	72,536	1,494	4.15%
Tax-exempt	110,759	2,748	5.00%	74,244	1,966	5.34%
Equity Securities (3)	31,925	1,020	6.44%	29,439	860	5.89%
Other earning assets	7,638	241	6.37%	6,358	191	6.06%

Total interest-earning assets	2,097,733	84,063	8.08%	2,185,630	85,676	7.90%
Non-earning assets:
Cash and due from banks	54,322			77,257
Other assets	518,931			621,854

Total assets	$2,670,986			$2,884,741

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$159,470	$515	0.65%	$174,386	$345	0.40%
Money Market	627,677	11,761	3.78%	612,612	9,619	3.17%
Savings	81,295	316	0.78%	97,438	362	0.75%
Time certificates of deposit	577,576	14,492	5.06%	590,513	11,354	3.88%

Total interest-bearing deposits	1,446,018	27,084	3.78%	1,474,949	21,680	2.96%
Borrowings:
Repurchase agreements	30,705	732	4.81%	24,897	536	4.23%
Federal funds purchased	644	17	5.19%	787	18	4.68%
Borrowings	52,843	1,530	5.84%	100,899	2,399	4.82%
Subordinated debentures	41,239	1,870	9.14%	41,247	1,748	8.55%

Total interest-bearing liabilities	1,571,449	31,233	4.01%	1,642,779	26,381	3.24%
Noninterest bearing liabilities:
Demand deposits	480,875			529,433
Other liabilities	33,578			110,702

Total liabilities	2,085,902			2,282,914
Stockholder’s Equity	585,084			601,827

Total liabilities and stockholders’ equity	$2,670,986			$2,884,741

Net interest income		$52,830			$59,295

Net interest margin			5.08%			5.47%

(1)	Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 5.24% and 5.59% for the six months ended June 30, 2007 and June 30, 2006, respectively.

(2)	Net loan fees of $3.1 million and $3.9 million for the six months ended June 30, 2007 and 2006 are included in the yield computation.

(3)	Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

Table 5

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006			Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$(1,557)	$17	$(1,574)	$(2,340)	$2,208	$(4,548)
Securities
Taxable	(110)	262	(372)	(265)	338	(603)
Tax-exempt	281	(104)	385	782	(115)	897
Equity Securities	88	59	29	160	84	76
Other earning assets	35	(15)	50	50	10	40

Total interest income	(1,263)	219	(1,482)	(1,613)	2,525	(4,138)
Interest expense:
Deposits:
Interest-bearing demand	72	88	(16)	170	197	(27)
Money Market	492	604	(112)	2,142	1,900	242
Savings	(27)	8	(35)	(46)	18	(64)
Time certificates of deposit	1,668	1,495	173	3,138	3,381	(243)
Repurchase agreements	143	25	118	196	62	134
Federal funds purchased	12	0	12	(1)	15	(16)
Borrowings	(259)	187	(446)	(869)	732	(1,601)
Subordinated debentures	37	37	0	122	122	0

Total interest expense	2,138	2,444	(306)	4,852	6,427	(1,575)

Net interest income	$(3,401)	$(2,225)	$(1,176)	$(6,465)	$(3,902)	$(2,563)

Provision for Loan Losses

The provision for loan losses represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred losses inherent in the loan portfolio as of the balance sheet date. In periods when an existing allowance is determined to exceed the amount required, the allowance is reduced, which decreases the charge to earnings through the provision for loan losses. When an existing allowance is deemed to be less than the amount required, an additional provision is recorded, resulting in an additional charge to earnings through the provision for loan losses.

In the second quarter of 2007, the Company recorded a $12.8 million provision for loan losses as compared to zero in the same period in 2006. There were several factors causing the significant increase in the provision for loan loss in the second quarter of 2007. The Company modified its credit management philosophy during the second quarter. As a result, the Company also enhanced its risk rating methodology and problem loan identification process and instituted more aggressive collection efforts and an accelerated disposition strategy regarding problem credits. Further, new collateral valuations and sales of existing properties in the second quarter contributed to this increase due to adjustments to the expected collateral values of impaired loans.

During the second quarter, total impaired loans increased due to the change in the Company’s credit management philosophy. Please see the nonperforming assets and allowance for loan loss analysis in the Balance Sheet Analysis section of this document for additional information on our asset quality.

For the six months ended June 30, 2007, the Company recorded a provision for loan loss of $13.6 million as compared to none in the same period in 2006. This increase is mostly attributable to the $12.8 million provision for loan loss taken in the second quarter of 2007 as discussed above.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(In thousands)
Noninterest income:
Customer service and other fees	$2,409	$2,443	$2,137	$3,015	$2,993
Gain (loss) on sale of securities	—	—	(5)	6	—
Gain on sale of loans	—	—	(55)	229	231
Other	168	124	449	224	381

Total noninterest income	$2,577	$2,567	$2,526	$3,474	$3,605

Noninterest income for second quarter 2007 decreased by $1.0 million from the second quarter 2006. The decrease in noninterest income between the second quarter 2007 and second quarter 2006 was partly caused by the discontinuation of our residential mortgage group at the end of the third quarter 2006. Noninterest income for second quarter 2007 remained relatively flat for the third consecutive quarter.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Noninterest income:
Customer service and other fees	$4,852	$5,625
Gain (loss) on sale of securities	—	(5)
Gain on sale of loans	—	545
Other	292	552

Total noninterest income	$5,144	$6,717

Noninterest income for the first six months of 2007 decreased by $1.6 million from the same period in 2006. The decrease in noninterest income between the year-to-date period in 2007 and the same period in 2006 was partly caused by a reduction in loan placement and other fees in 2007 as compared to 2006, as well as the discontinuation of our residential mortgage group at the end of the third quarter 2006.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$10,724	$10,974	$10,662	$12,006	$12,082
Occupancy expense	2,056	2,121	2,040	1,891	1,994
Furniture and equipment	1,231	1,240	1,176	1,289	1,231
Amortization of intangible assets	2,195	2,195	2,960	2,858	2,999
Other general and administrative	11,416	4,152	4,467	4,225	6,698

Total noninterest expense	$27,622	$20,682	$21,305	$22,269	$25,004

Second quarter 2007 noninterest expense increased from the second quarter 2006 by $2.6 million, or 10.5%. The increase in the second quarter 2007 as compared to the same period in 2006 is due to the following factors:

In the second quarter of 2007, the Company recorded a $6.5 million settlement charge with respect to the Barnes action (described in Part II, Item 1). Additionally, other general and administrative expense includes a $1.0 million charge in the second quarter 2007 related to certain costs incurred as part of the announced merger of the two subsidiary banks of the Company. The Company expects to consummate the merger of the two subsidiary banks by the end of 2007, subject to state and federal regulatory approval. The Company expects the total cost of the merger to be approximately $1.5 million.

In the second quarter of 2006, the Company incurred a $1.6 million charge associated with a management transition.

Without the three items above, noninterest expense would have decreased by $3.3 million for the second quarter of 2007 as compared to the second quarter of 2006. The remaining decrease is primarily attributable to a decrease in salaries and benefits expense and a decrease to amortization expense. The number of full-time equivalent employees fell by 48, or approximately 8.5%, from June 30, 2006 to June 30, 2007. The decrease in the amortization of intangible assets for the second quarter 2007 compared to the same period in 2006 is mostly attributable to accelerated amortization methods on core deposit intangibles, as well as the expiration of noncompete agreements.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Six Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$21,698	$23,517
Occupancy expense	4,177	4,046
Furniture and equipment	2,471	2,396
Amortization of intangible assets	4,390	5,997
Other general and administrative	15,568	10,788

Total noninterest expense	$48,304	$46,744

Overall noninterest expense increased by $1.6 million, or 3.3%, for the six months ended June 30, 2007 as compared to the same period in 2006. This increase is mostly attributable to second quarter 2007 settlement charge for the Barnes action described above, as well as the charge related to the announced merger of our subsidiaries described above. Partially offsetting these increases, are a $1.8 million decrease in salaries and employee benefits, a $1.6 million decrease in amortization of intangible assets and a $1.6 million decrease to costs associated with a management transition in the second quarter of 2006.

Income Tax Expense (Benefit)

The Company recorded a tax benefit for both the quarterly and year-to-date periods ended June 30, 2007. The tax benefit for the quarterly and the year-to-date periods ended June 30, 2007, are a result of net losses for each respective period.

The effective tax rate on income from continuing operations was 32.7% and 34.3% for the three and six-month periods ending June 30, 2006, respectively. The primary difference between the expected tax rate and the effective tax rates for 2006 was tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(In thousands)
Net loans (including loans held for sale)	$1,857,846	$1,859,121	$1,919,588	$1,955,529	$1,906,513
Total assets	2,640,732	2,693,384	2,720,600	2,886,647	2,850,281
Deposits	1,938,412	1,971,869	1,960,105	1,968,264	1,998,054

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(In thousands)
Real estate – Mortgage	$742,802	$708,416	$686,056	$663,170	$583,020
Real estate – Construction	321,982	353,323	427,465	463,468	486,060
Equity lines of credit	53,676	54,904	56,468	60,817	64,355
Commercial	652,911	651,796	647,915	654,829	664,202
Agricultural	47,891	46,958	51,338	54,805	52,897
Consumer	45,214	43,891	50,222	53,714	54,955
Leases receivable and other	32,829	31,213	32,144	32,931	26,470

Total gross loans	1,897,305	1,890,501	1,951,608	1,983,734	1,931,959
Less: allowance for loan losses	(35,594)	(27,492)	(27,899)	(25,977)	(25,297)
Unearned discount	(3,865)	(3,888)	(4,121)	(4,328)	(4,737)

Net Loans	$1,857,846	$1,859,121	$1,919,588	$1,953,429	$1,901,925

Loans held for sale at lower of cost or market	$—	$—	$—	$2,100	$4,588

Total loans, net of unearned discount, at June 30, 2007, were $33.8 million lower than at June 30, 2006. This decrease is due in part to our continued strategy to reduce our concentration in residential construction, land and land development loans. The June 30, 2007 construction and land development loan balances decreased by $164.1 million from June 30, 2006.

Compared to the prior quarter, loan balances, net of unearned discount, increased by $6.8 million due mostly to increases in categories other than construction and land development loans.

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

Table 12

	Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(In thousands)
Nonaccrual loans and leases, not restructured	$35,515	$31,940	$32,852	$26,812	$30,684
Accruing loans past due 90 days or more	122	323	3	396	84
Other real estate owned	1,385	861	1,207	5,090	1,041

Total nonperforming assets	$37,022	$33,124	$34,062	$32,298	$31,809

Nonperforming loans	$35,637	$32,263	$32,855	$27,208	$30,768
Other impaired loans	20,208	8,079	5,978	17,076	16,166

Total impaired loans	$55,845	$40,342	$38,833	$44,284	$46,934
Allocated allowance for loan losses	(14,113)	(7,673)	(8,028)	(6,468)	(5,685)

Net investment in impaired loans	$41,732	$32,669	$30,805	$37,816	$41,249

Charged-off loans	$(5,473)	$(1,692)	$(1,088)	$(1,736)	$(2,012)
Recoveries	809	436	366	177	593

Net charge-off loans	$(4,664)	$(1,256)	$(722)	$(1,559)	$(1,419)

Allowance for loan losses to loans, net of unearned discount	1.88%	1.46%	1.43%	1.31%	1.31%
Allowance for loan losses to nonaccrual loans	100.22%	86.07%	84.92%	96.89%	82.44%
Allowance for loan losses to nonperforming assets	96.14%	83.00%	81.91%	80.43%	79.53%
Allowance for loan losses to nonperforming loans	99.88%	85.21%	84.92%	95.48%	82.22%
Nonperforming assets to loans, net of unearned discount and other real estate owned	1.96%	1.76%	1.75%	1.63%	1.65%
Annualized net charge-offs to average loans	0.99%	0.27%	0.15%	0.32%	0.29%
Nonaccrual loans to loans, net of unearned discount	1.88%	1.69%	1.69%	1.35%	1.59%

Second quarter 2007 nonperforming assets increased by $3.9 million from the first quarter 2007, while total impaired loans increased by $15.5 million for the same period. The significant increase in impaired loans during the second quarter of 2007 was due mostly to the Company modifying its credit management philosophy. As a result of this change in credit management philosophy, the Company enhanced its risk rating methodology and problem loan identification process and instituted more aggressive collection efforts and an accelerated disposition strategy regarding problem credits.

As of June 30, 2007, the five largest nonperforming loans amounted to $14.6 million, or 41.2%, of the total nonperforming loans as of June 30, 2007. These loans were all real estate acquisition and development loans in Northern Colorado.

Our coverage of allowance for loan losses to loans of 1.88% at June 30, 2007, increased from 1.43% at December 31, 2006 and 1.31% at June 30, 2006. The increase was mostly due to the increase in impaired loans in the second quarter of 2007. The allowance for loan losses is computed based on the methodology established by management. The increase in the allowance as a percent of total loans corresponds to the direction of the credit quality measures above.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating an allowance for probable incurred losses on other loans. The specific allowance for impaired loans and the remaining allowance are combined to determine the required allowance for loan losses. The amount calculated is compared to the actual allowance for loan losses and adjustments are recorded through the provision for loan losses.

The following table provides a summary of the activity within the allowance for loan loss account for the periods presented:

Table 13

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Balance, beginning of period	$27,899	$27,475
Loan charge-offs:
Real estate - mortgage	1,638	1,118
Real estate - construction	5,053	1,033
Commercial	259	684
Agricultural	—	24
Consumer	192	234
Lease receivable and other	23	10

Total loan charge-offs:	7,165	3,103

Recoveries:
Real estate - mortgage	486	109
Real estate - construction	55	41
Commercial	229	909
Agricultural	13	27
Consumer	79	122
Lease receivable and other	383	—

Total loan recoveries	1,245	1,208

Net loan charge-offs	5,920	1,895
Provision for loan losses	13,615	(283)

Balance, end of period	$35,594	$25,297

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at June 30, 2007 and December 31, 2006 was as follows:

Table 14

	June 30, 2007	December 31, 2006	Increase (Decrease)	% Change
	(In thousands)
Securities available-for-sale:
U.S. Government agencies	$3,407	$2,408	$999	41.5%
Obligations of states and political subdivisions	106,562	115,571	(9,009)	(7.8)%
Mortgage backed securities	32,959	38,440	(5,481)	(14.3)%
Marketable equity securities	951	841	110	13.1%

Total securities available-for-sale	$143,879	$157,260	$(13,381)	(8.5)%

Securities held-to-maturity:

Mortgage-backed	$12,160	$11,217	$943	8.4%

The carrying value of our investment securities at June 30, 2007 was $156.0 million, compared to the December 31, 2006 carrying value of $168.5 million. The decrease in the level of our investments from December 31, 2006, is primarily due to a decision not to maintain excess collateral for certain deposits and customer repurchase agreements.

Deposits

At the end of the second quarter 2007, deposits were $1.9 billion, reflecting a decrease of $21.7 million, or 1.1%, from December 31, 2006. The decrease in deposits from December 31, 2006 was driven primarily by a decline in noninterest-bearing deposits due in part to the normal volatility within our commercial and public deposit base. Even with the decline, noninterest bearing deposits still comprised over 24 percent of total deposits at June 30, 2007, which helped to keep our overall cost of funds lower.

Table 15

	At June 30, 2007		At December 31, 2006
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$472,777	24.39%	$517,612	26.41%
Interest bearing demand	156,440	8.07%	169,289	8.64%
Money market	641,849	33.11%	608,290	31.03%
Savings	77,508	4.00%	87,265	4.45%
Time	589,838	30.43%	577,649	29.47%

Total Deposits	$1,938,412	100.00%	$1,960,105	100.00%

Borrowings and Subordinated Debentures

At June 30, 2007, our outstanding borrowings were $26.0 million. These borrowings consisted of $2.3 million and $7.6 million of line of credit and term notes, respectively, at the Federal Home Loan Bank (“FHLB”); $15.0 million on a U.S. Bank revolving credit agreement; and a $1.1 million Treasury Tax and Loan balance.

Our total available credit from the FHLB, including outstanding balances, was $330.1 million at June 30, 2007. The interest rate on the FHLB line of credit varies with the federal funds rate, which was 5.53% at June 30, 2007. The term notes have fixed interest rates that range from 3.25% to 6.22%. We have a blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, and regulatory capital ratios that qualify the Company as well capitalized. As of June 30, 2007, we had an outstanding balance of $15.0 million and were in compliance with all debt covenants, as amended. The line of credit has a variable rate based on the federal funds rate, which was 6.76% at June 30, 2007. The line of credit is secured by the stock of Guaranty Bank. U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

At June 30, 2007, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 9.14%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

These securities are currently included in Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The Company expects that its Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high-risk loans, and adding the products together.

For regulatory and debt-covenant purposes, the Company maintains capital above the minimum core standards. The Company maintains capital at a well-capitalized level. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. Our subsidiary banks are required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2007, our subsidiary banks were all “well-capitalized”.

The following table provides the current capital ratios as of the dates presented, along with the regulatory capital requirements:

Table 16

	June 30, 2007	December 31, 2006	Minimum Capital Requirement	Minimum Requirement For “Well Capitalized” Institution
Total Risk-Based Capital Ratio	10.40%	11.17%	8.00%	10.00%
Tier 1 Risk Based Capital Ratio	9.15%	9.92%	4.00%	6.00%
Leverage Ratio	8.59%	8.93%	4.00%	5.00%

Contractual Obligations and Off-Balance Sheet Arrangements

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2007, the following financial instruments were outstanding whose contract amounts represented credit risk:

Table 17

	June 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$611,068	$555,757
Standby letters of credit	35,814	32,382
Commercial letters of credit	—	274

Totals	$646,882	$588,413

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

The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

We believe that if the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank, and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank could be employed to meet those current and presently anticipated funding needs.

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2006 Annual Report Form 10-K for the fiscal year ended December 31, 2006. There have been no changes to these critical accounting policies in 2007.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited to our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

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

We monitor and evaluate our interest rate risk position on a quarterly basis using traditional gap analysis, earnings at risk analysis, and economic value at risk analysis under 100 and 200 basis point change scenarios. Each of these analyses measures different interest rate risk factors inherent in the balance sheet. Traditional gap analysis, although not a complete view of these risks, provides a fair representation of our current interest rate risk exposure.

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

At June 30, 2007, we had a negative gap of $173.3 million, or 6.6% of our total assets, that would be subject to re-pricing within one year, with a total positive gap of $233.1 million, or 8.8% of our total assets that would reprice within 5 years. The liability sensitive gap position in the less than three month category is largely the result of classifying interest-bearing NOW accounts, money market accounts, and savings accounts as immediately repriceable and therefore maturing in the less than three month column.

The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of June 30, 2007. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date.

Table 18

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(In thousands)
Interest-bearing cash and cash equivalents	$4,210	$—	$—	$—	$—	$4,210
Investment securities	27,341	9,910	29,455	89,333	32,176	188,215
Loans, gross	1,056,867	183,160	451,017	177,760	33,249	1,902,053
All other assets	—	—	—	—	546,254	546,254

Totals	$1,088,418	$193,070	$480,472	$267,093	$611.679	$2,640,732

Deposits	$1,020,482	$378,445	$66,708	$—	$472,777	$1,938,412
Assets under repurchase agreements and federal funds purchases	37,391	—	—	—	—	37,391
Borrowings	1,126	17,332	7,327	245	—	26,030
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	—	—	—	—	29,970	29,970
Stockholder’s equity	—	—	—	—	567,690	567,690

Totals	$1,058,999	$395,777	$74,035	$41,484	$1,070,437	$2,640,732

Period gap (assets minus liabilities)	$29,419	$(202,707)	$406,437	$225,609
Cumulative gap	$29,419	$(173,288)	$233,149	$458,758
Cumulative rate sensitive gap %	1.1%	(6.6)%	8.8%	17.4%

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 31, 2004, an adversary proceeding was filed against Guaranty Bank and Trust Company in the United States Bankruptcy Court for the District of Colorado, by the trustees of the Will Hoover Company, or the Hoover Company, and William Gordon Hoover, Jr., or Hoover, seeking to avoid certain transfers that occurred over a four-year period commencing in 1999 under the United States Bankruptcy Code. The trustees alleged that certain transfers were made by the Hoover Company and Hoover with actual fraudulent intent, that the transfers were made for less than reasonably equivalent value and occurred at a time when the Hoover Company and Hoover were insolvent, or were rendered insolvent by the transfers, and that certain other transfers were preferential as to other creditors, were made for less than reasonably equivalent value or were made by the Hoover Company or Hoover with actual fraudulent intent. In April 2007, the Company and the trustees participated in mediation. As a result of the mediation, the parties settled the case and the settlement was approved subsequently by the Bankruptcy Court.

On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors alleged that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court subsequently dismissed the Teper action. In August 2007, the parties settled the Barnes action. As a result of the settlement, the Company incurred a pre-tax charge of approximately $6.5 million, net of insurance coverage. The settlement is subject to the execution by the parties of a mutually agreeable settlement agreement and the dismissal of the action with prejudice. The settlement does not constitute an admission of liability or responsibility on the part of Guaranty Bank or its former officer, or an admission of the truth or validity of any allegations or claims made by the Hoover investors.

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

(a) None.

(b) None.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter 2007.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)		Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period
April 1 to April 30	249,300	$8.88	249,300		781,900
May 1 to May 31	454,447	8.92	447,600	(2)	2,334,300
June 1 to June 30	—	—	—		2,334,300

	703,747	$8.91	696,900		2,334,300

(1)

The Company has 334,300 shares remaining under its stock repurchase program announced on February 13, 2007. On May 8, 2007, we announced the authorization of a new stock repurchase program to repurchase up to 2,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission.

(2)	The difference of 6,847 shares between total shares purchased and total number of shares purchased as part of publicly announced plans relates to the net settlement of vested restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On July 31, 2007, the Company entered into Amendment No. 4 to the Revolving Credit Agreement with U.S. Bank National Association to modify the return on equity covenant as it applies to the provision for loan loss taken in the second quarter of 2007.

On August 8, 2007, the Company entered into Amendment No. 5 to the Revolving Credit Agreement with U.S. Bank National Association to modify the return on equity covenant as it applies to the settlement charge with respect to the Barnes action described in Part II, Item 1.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

10.1†	Director Compensation.

10.2	Amendment No. 4 to Revolving Credit Agreement with U.S. Bank National Association, dated July 31, 2007.

10.3	Amendment No. 5 to Revolving Credit Agreement with U.S. Bank National Association, dated August 8, 2007.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	CENTENNIAL BANK HOLDINGS, INC.

/S/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer