Form 10-Q
period 2007-09-30
Centennial Bank Holdings, Inc.
filed 2007-11-09
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51556

CENTENNIAL BANK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction	41-2150446
of incorporation or organization)	(I.R.S. Employer Identification Number)

1331 Seventeenth St., Suite 300
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2007 there were 53,845,812 shares of the registrant’s common stock outstanding, including 1,687,345 shares of unvested stock grants.

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

•                  Credit quality deterioration, which could cause an increase in the provision for loan losses.

•                  Technological changes.

•                  Acquisitions of acquired businesses and greater than expected costs or difficulties related to the integration of acquired businesses, and the successful integration of the merger of the subsidiary banks.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$51,083	$45,409
Federal funds sold	3,457	4,211
Cash and cash equivalents	54,540	49,620
Securities available for sale, at fair value	143,266	157,260
Securities held to maturity (fair value of $11,352 and $11,157 at September 30, 2007 and December 31, 2006)	11,555	11,217
Bank stocks, at cost	32,328	31,845
Total investments	187,149	200,322
Loans, net of unearned discount	1,819,188	1,947,487
Less allowance for loan losses	(23,979)	(27,899)
Net loans	1,795,209	1,919,588
Loans, held for sale	31,459	—
Premises and equipment, net	71,240	74,166
Other real estate owned and foreclosed assets	3,401	1,207
Goodwill	392,958	392,958
Other intangible assets, net	35,066	41,599
Other assets	46,131	41,140
Total assets	$2,617,153	$2,720,600

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$464,446	$517,612
Interest-bearing demand	817,927	777,579
Savings	73,054	87,265
Time	560,505	577,649
Total deposits	1,915,932	1,960,105
Securities sold under agreements to repurchase and federal fund purchases	17,910	25,469
Borrowings	51,062	67,632
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	28,354	36,696
Total liabilities	2,054,497	2,131,141

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized,64,285,950 shares issued, 53,814,537 shares outstanding at September 30, 2007 (includes 1,651,344 shares of unvested restricted stock); 64,154,950 shares issued, 57,236,795 shares outstanding at December 31, 2006 (includes 1,725,825 shares of unvested restricted stock)	64	64
Additional paid-in capital	616,861	614,489
Shares to be issued for deferred compensation obligations	551	775
Retained earnings	43,014	42,896
Accumulated other comprehensive income (loss)	(1,401)	809
Treasury Stock, at cost, 9,718,100 and 6,450,418, respectively	(96,433)	(69,574)
Total stockholders’ equity	562,656	589,459
Total liabilities and stockholders’ equity	$2,617,153	$2,720,600

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$38,369	$41,427	$117,194	$122,592
Investment securities:
Taxable	617	713	1,846	2,207
Tax-exempt	1,343	1,454	4,091	3,420
Dividends	490	485	1,424	1,345
Federal funds sold and other	265	145	592	336
Total interest income	41,084	44,224	125,147	129,900
Interest expense:
Deposits	13,933	12,283	41,017	33,963
Federal funds purchased and repurchase agreements	428	351	1,177	905
Borrowings	543	1,623	2,073	4,022
Subordinated debentures	944	972	2,814	2,720
Total interest expense	15,848	15,229	47,081	41,610
Net interest income	25,236	28,995	78,066	88,290
Provision for loan losses	8,026	1,566	21,641	1,566
Net interest income, after provision for loan losses	17,210	27,429	56,425	86,724
Noninterest income:
Customer service and other fees	2,390	3,015	7,242	8,640
Gain on sale of securities	—	6	—	1
Gain on sale of loans	—	229	—	774
Other	230	224	522	776
Total noninterest income	2,620	3,474	7,764	10,191
Noninterest expense:
Salaries and employee benefits	9,039	12,006	30,737	35,523
Occupancy expense	1,855	1,891	6,032	5,937
Furniture and equipment	1,188	1,286	3,659	3,682
Amortization of intangible assets	2,143	2,858	6,533	8,855
Other general and administrative	3,980	4,901	19,548	15,689
Total noninterest expense	18,205	22,942	66,509	69,686
Income (loss) before income taxes	1,625	7,961	(2,320)	27,229
Income tax expense (benefit)	122	2,521	(2,438)	9,123
Income from continuing operations	1,503	5,440	118	18,106
Income from discontinued operations, net of tax	—	380	—	869
Net income	$1,503	$5,820	$118	$18,975

Earnings per share—basic:
Income from continuing operations	$0.03	$0.10	$—	$0.31
Income from discontinued operations, net of tax	—	—	—	0.02
Net income	0.03	0.10	—	0.33
Earnings per share—diluted:
Income from continuing operations	$0.03	$0.10	$—	$0.31
Income from discontinued operations, net of tax	—	—	—	0.02
Net income	0.03	0.10	—	0.33
Weighted average shares outstanding-basic	52,699,409	57,093,056	53,631,569	58,060,683
Weighted average shares outstanding-diluted	52,742,028	57,499,412	53,771,405	58,394,354

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands)
Balance, December 31, 2005	$612,152	$—	$(31,975)	$18,478	$93	$598,748
Comprehensive income (loss):
Net income	—	—	—	18,975	—	18,975
Other comprehensive loss	—	—	—	—	(71)	(71)
Total comprehensive income						18,904
Earned stock award compensation	2,382	—	—	—	—	2,382
Repurchase of common stock	—	—	(25,072)	—	—	(25,072)
Shares to be issued for settlement of deferred compensation obligations	(500)	751	—	—	—	251
Tax effect of equity compensation	2	—	—	—	—	2
Balance, September 30, 2006	$614,036	$751	$(57,047)	$37,453	$22	$595,215

Balance, December 31, 2006	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive income (loss):
Net income	—	—	—	118	—	118
Other comprehensive loss	—	—	—	—	(2,210)	(2,210)
Total comprehensive loss						(2,092)
Earned stock award compensation	2,123	—	—	—	—	2,123
Repurchase of common stock	—	—	(26,893)	—	—	(26,893)
Shares to be issued for settlement of deferred compensation obligations	—	61	—	—	—	61
Common shares issued	251	(285)	34	—	—	—
Tax effect of equity based shares	(2)					(2)
Balance, September 30, 2007	$616,925	$551	$(96,433)	$43,014	$(1,401)	$562,656

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$118	$18,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,744	13,370
Provision for loan losses	21,641	1,588
Stock compensation	2,123	2,382
Gain on sale of securities	—	(1)
Loss (gain) on sale of other real estate owned and assets	163	(196)
Real estate valuation adjustments	158	—
Impairment of assets from discontinued operations, net	—	201
Other	(222)	(1,208)
Proceeds from sales of loans held for sale	—	55,390
Originations of loans held for sale	—	(49,896)
Net change in:
Accrued interest receivable and other assets	(4,991)	(262)
Accrued interest payable and other liabilities	(6,989)	(8,355)
Net cash provided by operating activities	21,745	31,988
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	16,121	70,981
Purchases	(5,625)	(96,679)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	1,043	297
Purchases	(1,373)	(4,395)
Loan originations and principal collections, net	67,517	76,324
Proceeds from sales of foreclosed assets	1,016	1,784
Proceeds from sales of premises and equipment	585	6,382
Additions to premises and equipment	(912)	(13,318)
Proceeds from sale of subsidiary	—	1,835
Net cash provided by investing activities	78,372	43,211
Cash flows from financing activities:
Net decrease in deposits	(44,173)	(83,754)
Net change in short-term borrowings	(14,941)	7,170
Repayment of long-term debt	(1,629)	(388)
Net change in federal funds purchased and repurchase agreements	(7,559)	(4,825)
Repurchase of common stock	(26,893)	(25,328)
Tax benefit (reversal) from vesting of stock compensation	(2)	2
Net cash used by financing activities	(95,197)	(107,123)
Net change in cash and cash equivalents	4,920	(31,924)
Cash and cash equivalents, beginning of period	49,620	118,811
Cash and cash equivalents, end of period	$54,540	$86,887

Cash and cash equivalents-consolidated statements of cash flows	54,540	86,887
Cash and cash equivalents from discontinued operations recorded in assets held for sale on the consolidated balance sheets	—	(15,305)
Cash and cash equivalents-consolidated balance sheets	$54,540	$71,582

Supplemental disclosure of noncash investing activities:
Additions to other real estate owned in settlement of loans	3,478	5,094
Transfer from loans to loans held for sale	31,459	—

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                  Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2007, those subsidiaries were Guaranty Bank and Trust Company and Centennial Bank of the West, referred to as Guaranty Bank, and CBW, respectively. At September 30, 2006, those subsidiaries were Guaranty Bank, CBW and Collegiate Peaks Bank, which was sold on November 1, 2006.  On July 24, 2007, the Company announced that it would merge CBW into Guaranty Bank.  Federal and state regulatory approval was received in the third quarter and management intends to merge the two banks by the end of the fourth quarter 2007. Reference to “Banks” means Guaranty Bank and CBW, and “we” or “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks and Collegiate Peaks, if applicable.  References to “Centennial” or to the holding company refer to the parent company on a stand-alone basis.

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

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable risks in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In addition to the allowance for loan losses the Company records a reserve for unfunded commitments.  Similar to the allowance for loan losses, the reserve for unfunded commitments is evaluated on a regular basis by management.  This reserve is recorded in other liabilities.

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

Goodwill is our only intangible asset with an indefinite life.  The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit.  We have identified one significant reporting unit — banking operations. The Company tests for impairment of goodwill annually as of October 31, or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit.  We determine the fair value of our reporting unit and compare it to its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.

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

(f)       Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. Through September 30, 2007, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, performance conditions, and awards with both service periods and performance conditions. The performance-based share awards expire December 31, 2012. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

(g)      Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

income or loss related to the investments selected. Participants in certain Plans are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity.  Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company. Company common stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock. The Company held 31,270 and 77,366 shares of Company common stock for deferred compensation plan obligations at September 30, 2007 and December 31, 2006, respectively, which are recorded as treasury stock.

(h)      Income taxes

Effective, January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or state taxing authorities for years before 2004. At September 30, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense. The Company does not have any amounts accrued for interest and penalties.

(i)       Earnings  per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued.  In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the nine-month period ended September 30, 2007 and 2006.   Outstanding restricted shares with an anti-dilutive impact, which are excluded from the earnings per common share computation, include performance-based shares and service-based shares that are not considered dilutive.  For the three-months and nine-months ended September 30, 2007, the anti-dilutive restricted shares excluded from the earnings per common share computation are 1,608,725 and 1,511,508, respectively. Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Average common shares outstanding	52,699,409	57,093,056	53,631,569	58,060,683
Effective of dilutive unvested stock grants	42,619	406,356	139,836	333,671
Average shares outstanding for calculating diluted earnings per common share	52,742,028	57,499,412	53,771,405	58,394,354

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

(2)                  Securities

The amortized cost and estimated fair value of debt securities are as follows:

	September 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies and government-sponsored entities	$5,414	$2	$(3)	$5,413
State and municipal	106,610	1,275	(3,097)	104,788
Mortgage-backed	31,956	45	(493)	31,508
Corporate bonds	547	13	—	560
Marketable equity securities	997	—	—	997
Securities available for sale	$145,524	$1,335	$(3,593)	$143,266

Securities held to maturity:
Mortgage-backed	$11,555	$11	$(214)	$11,352

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
U.S. government agencies and government-sponsored entities	$2,426	$—	$(18)	$2,408
State and municipal	113,649	1,998	(76)	115,571
Mortgage-backed	39,039	38	(637)	38,440
Marketable equity securities	841	—	—	841
Securities available for sale	$155,955	$2,036	$(731)	$157,260

Securities held to maturity:
Mortgage-backed	$11,217	$38	$(98)	$11,157

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2007, have fluctuated in value since their purchase dates as a result of changes in market interest rates.  These securities include securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  We concluded that the continuous unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$724,528	$686,056
Construction	290,591	427,465
Equity lines of credit	49,747	56,468
Commercial loans	643,702	647,915
Agricultural loans	43,142	51,338
Lease financing	5,677	6,704
Installment loans to individuals	40,868	50,222
Overdrafts	4,261	4,319
SBA and other	20,402	21,121
	1,822,918	1,951,608
Less:
Allowance for loan losses	(23,979)	(27,899)
Unearned discount	(3,730)	(4,121)
Net Loans	$1,795,209	$1,919,588

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In thousands)
Balance, beginning of period	$35,594	$27,899
Provision for loan losses	8,026	21,641
Loans charged off	(20,079)	(27,244)
Recoveries on loans previously charged-off	438	1,683
Balance, end of period	$23,979	$23,979

A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In thousands)
Balance, beginning of period	$610	$411
Provision (credit) for losses on unfunded commitments	(24)	175
Balance, end of period	$586	$586

On October 26, 2007, the company entered into a definitive agreement to sell a portfolio of nonperforming and classified loans for approximately $31.5 million.  Because the loan sale agreement was signed on October 26, 2007, these loans have been classified as held for sale effective September 30, 2007.  Management took a charge off through the allowance for loan loss of approximately $16.4 million and recorded an additional provision for loan losses prior to transferring the loans from the portfolio to loans held for sale.  The transaction closed on October 31, 2007.

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2007	December 31, 2006
	(In thousands)
Impaired loans with a valuation allowance	$12,486	$23,616
Impaired loans without a valuation allowance	4,864	15,217
Total impaired loans	$17,350	$38,833
Valuation allowance related to impaired loans	$4,028	$8,028

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(In thousands)
Average investment in impaired loans	$37,846	$42,660

Interest income of $566,000 was recognized on nonaccrual loans during the year-to-date period ended September 30, 2007.  The gross interest income that would have been recorded in the year-to-date period ended September 30, 2007, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $1,580,000.  At September 30, 2007 and December 31, 2006, nonaccrual loans were $16,831,000 and $32,852,000, respectively.

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

The carrying amount of goodwill was $392,958,000 for the periods ended September 30, 2007 and December 31, 2006.

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful life	2007	2006
		(In thousands)
Non-compete employment agreements	2 years	$—	$3,606
Core deposit intangible assets	7 - 15 years	62,975	62,975
Total other intangible assets		$62,975	$66,581
Accumulated amortization		(27,909)	(24,982)
Net other intangible assets		$35,066	$41,599

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Amortization expense	$2,143	$2,858	$6,533	$8,855

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(5)                  Borrowings

Borrowings include Treasury Tax and Loan notes, Federal Home Loan Bank (“FHLB”) borrowings, and a revolving credit agreement with U.S. Bank National Association. The Company had $51,062,000 and $67,632,000 outstanding under these obligations at September 30, 2007 and December 31, 2006, respectively, with a total commitment, including balances outstanding, of $410,098,000 at September 30, 2007.

At September 30, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of $29,400,000 and $7,485,000 respectively, $13,085,000 under the U.S. Bank revolving credit agreement and a $1,092,000 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at September 30, 2007 was $320.6 million. The interest rate on the line of credit varies with the federal funds rate, and was 5.42% at September 30, 2007. The term notes have fixed interest rates that range from 3.25% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

The $70 million revolving credit agreement with U.S. Bank National Association contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized.  As of September 30, 2007, the Company was not in compliance with the return on average assets covenant because of the additional provision for loan losses recorded in the third quarter 2007, which was mostly attributable to the Company’s decision to sell a portfolio of its nonperforming and classified loans in a bulk sale, rather than continuing to work out each credit individually.  As a result of the most recent amendment to the credit agreement (see Part II, Item 5), however, the Company is now in compliance with all outstanding financial covenants as of September 30, 2007.  As of September 30, 2007, the Company had $13.1 million drawn on this line.  The Company is in compliance with all outstanding debt covenants, as amended. The interest rate varies based on a spread over the federal funds rate, with a rate of 6.4% at September 30, 2007. The credit agreement is secured by Guaranty Bank stock.

(6)                  Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 9.0% and 9.1% at September 30, 2007 and December 31, 2006, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.   As of September 30, 2007, the Company was in compliance with all covenants of these subordinated debentures.

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2007 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/15/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	8.01%	10/15/2007
Guaranty Capital Trust III	7/7/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	8.46%	10/07/2007

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

At the dates indicated, the following commitments were outstanding:

	September 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$615,941	$555,757
Standby letters of credit	34,447	32,382
Commercial letters of credit	—	274

Totals	$650,388	$588,413

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

 (8)          Stock-Based Compensation

Under the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”), the Company may grant stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in the Incentive Plan. The allowable stock-based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity-Based Awards. The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which include service conditions and established performance measures.

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

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of September 30, 2007 and December 31, 2006, there were 1,651,344 and 1,725,825 shares of unvested stock granted (net of forfeitures and vestings), with 762,144 and 741,377 shares available for grant under the Incentive Plan, respectively.

A summary of the status of our outstanding stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2006	1,725,825	$10.67
Awarded	131,000	8.60
Forfeited	(151,767)	10.92
Vested	(53,714)	10.64
Outstanding at September 30, 2007	1,651,344	$10.48

The Company recognized $2,123,000 and $2,382,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $751,000 and $905,000 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, compensation cost of $7,416,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.5 years.   During the first nine months of 2007, the value of the vested awards was approximately $419,500.  Of the 1,651,344 shares outstanding at September 30, 2007, approximately 810,000 shares are expected to vest.

(9)                  Capital Ratios

At September 30, 2007 and December 31, 2006, the Company had leverage ratios of 8.56% and 8.93%, Tier 1 risk-weighted capital ratios of 9.16% and 9.92%, and total risk-weighted capital ratios of 10.35% and 11.17%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(10)           Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$1,503	$5,820	$118	$18,975
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	(1,416)	845	(3,563)	(130)
Less: Reclassification adjustments for gains included in income	—	(6)	—	(1)
Net unrealized holding gains (losses)	(1,416)	839	(3,563)	(131)
Income tax benefit (expense)	537	(343)	1,353	60
Other comprehensive income (loss)	(879)	496	(2,210)	(71)
Total comprehensive income (loss)	$624	$6,316	$(2,092)	$18,904

 (11)        Discontinued Operations

Discontinued Operations

The Company’s results of operations for the nine months ended September 30, 2006 included the activity from First MainStreet Insurance, which was sold on March 1, 2006, and Collegiate Peaks Bank, which was held for sale as of September 30, 2006 and sold on November 1, 2006.

The following tables present the summary results of discontinued operations for the period ended September 30, 2006.

Nine Months Ended September 30, 2006
(In thousands)
Net interest income	$3,297
Noninterest income	$780

Net income from discontinued operations, net of tax	1,078
Impairment of assets, net of $123 tax benefit	(201)
Intercompany elimination	(8)
Income from discontinued operations	$869

 (12) Contingencies

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party, cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Overview

We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses, through our bank subsidiaries.  At September 30, 2007, those subsidiaries included Guaranty Bank and Trust Company and Centennial Bank of the West.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis.  Collegiate Peaks Bank was a subsidiary prior to its sale on November 1, 2006.  Collegiate Peaks Bank was classified as held for sale from December 31, 2004 through November 1, 2006, with the results of operations reported as discontinued operations in the Company’s financial statements. We refer to Guaranty Bank and Trust Company as Guaranty Bank, Centennial Bank of the West as CBW, and Collegiate Peaks Bank as Collegiate Peaks.  We refer to Guaranty Bank and CBW as the Banks. On July 24, 2007, the Company announced that it would merge CBW into Guaranty Bank.  Federal and state regulatory approval was received in the third quarter 2007. Management expects to complete the merger by the end of the year.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change -			Change -
			Favorable			Favorable
	2007	2006	(Unfavorable)	2007	2006	(Unfavorable)
(In thousands, except share data)
Results of Operations:
Interest income	$41,084	$44,224	$(3,140)	$125,147	$129,900	$(4,753)
Interest expense	15,848	15,229	(619)	47,081	41,610	(5,471)
Net interest income	25,236	28,995	(3,759)	78,066	88,290	(10,224)
Provision for loan losses	8,026	1,566	(6,460)	21,641	1,566	(20,075)
Net interest income after provision for loan losses	17,210	27,429	(10,219)	56,425	86,724	(30,299)
Noninterest income	2,620	3,474	(854)	7,764	10,191	(2,427)
Noninterest expense	18,205	22,942	4,737	66,509	69,686	3,177
Income (loss) before income taxes	1,625	7,961	(6,336)	(2,320)	27,229	(29,549)
Income tax expense (benefit)	122	2,521	2,399	(2,438)	9,123	11,561
Income from continuing operations	1,503	5,440	(3,937)	118	18,106	(17,988)
Income from discontinued operations (net of tax)	—	380	(380)	—	869	(869)
Net income	$1,503	$5,820	$(4,317)	$118	$18,975	$(18,857)
Share Data:
Basic earnings per share	$0.03	$0.10	$(0.07)	$0.00	$0.33	$(0.33)
Diluted earnings per share	$0.03	$0.10	$(0.07)	$0.00	$0.33	$(0.33)
Average shares outstanding	52,699,409	57,093,056	(4,393,647)	53,631,569	58,060,683	(4,429,114)
Diluted average shares outstanding	52,742,028	57,499,412	(4,757,384)	53,771,405	58,394,354	(4,622,949)

The $1.5 million third quarter 2007 net income is $4.3 million lower than third quarter 2006 due mostly to a $6.5 million increase to the provision for loan losses and a $3.8 million decrease to net interest income.  These decreases to net income were partially offset by $4.7 million in lower noninterest expense.

The Company recorded an $8.0 million provision for loan losses in the third quarter 2007 as compared to a $1.6 million provision for loan losses in the third quarter 2006.   The increase was primarily driven by the decision to sell a large portion of its nonperforming and classified credits in a bulk sale, rather than continuing to work each credit individually.  This was a part of an ongoing adoption of a more aggressive credit management philosophy, including an accelerated loan disposition strategy for problem credits, announced in the second quarter 2007.

The decrease to net interest income is mostly due to lower rates on loans combined with higher rates on deposits as discussed in further detail under Net Interest Income below.

The decrease to noninterest expense is mostly due to lower salaries and employee benefit expenses primarily attributable to a continued focus on determining each business unit’s appropriate level of staffing and managing to that level.   Total full-time equivalent employees decreased by 73 to 482 at September 30, 2007 as compared to 555 at September 30, 2006.

The Company recorded net income of $0.1 million for the nine months ended September 30, 2007 as compared to $19.0 million for the same period in 2006.  This decrease of $18.9 million is mostly attributable to the after-tax impact of the $20.0 million increase to the provision for loan losses taken year-to-date in 2007 as compared to 2006, and a $6.5 million charge for the settlement of the Barnes action in the second quarter 2007.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)

Net interest income	$25,236	$25,987	$26,843	$27,906	$28,995
Interest rate spread	3.84%	3.98%	4.16%	4.14%	4.45%
Net interest margin	4.82%	5.00%	5.16%	5.12%	5.34%
Net interest margin, fully tax equivalent	4.97%	5.15%	5.55%	5.27%	5.51%

Third quarter 2007 net interest income of $25.2 million decreased by $3.8 million from the third quarter 2006.  This decrease is a result of a $3.1 million unfavorable rate variance and a $0.7 million unfavorable volume variance (see Table 5).   The reclassification of loans held for sale as of September 30, 2007 had a minimal impact on yield.

The unfavorable rate variance from the prior year third quarter is attributable to lower yields on loans and a higher cost of funds causing an overall decline in net interest margin of 52 basis points to 4.82% at September 30, 2007 as compared to September 30, 2006.  During the same period, the interest rate spread decreased by 61 basis points.   The reason for the lower impact on net interest margin as compared to interest rate spread is primarily attributable to a continued relatively high level of noninterest demand deposits.  The average level of noninterest bearing demand deposits to total average deposits was 23.9% in the third quarter 2007 as compared to 26.0% in the third quarter 2006.  The increase in cost of funds is due mostly to a 19 basis point increase in rates on money market deposits and a 72 basis point increase in the cost of time deposits.   This increase in interest expense from the third quarter 2006 is due mostly to higher costs associated with time deposits with higher rates as a result of competition, as well as the renewals of certificates of deposits at prevailing interest rates.

The unfavorable volume variance from the prior year third quarter is mostly due to a decrease in earning assets.  Average earning assets in the third quarter 2007 declined by $77.2 million, or 3.6%, from the same period last year.  This decrease was mostly in the loan category, which had a $75.2 million decline in average balances for the three months ended September 30, 2007 as compared to the same period in 2006.   The decline was mostly due to a decrease in construction and land development loans.  Part of the Company’s strategy is to reduce its exposure in residential construction and land development loans.  Total real estate construction loans were $290.6 million at September 30, 2007 as compared to $463.5 million at September 30, 2006, a decrease of $172.9 million, or 37.3%.   All other loan categories increased by $12.1 million from September 30, 2006 to September 30, 2007.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Net interest income	$78,066	$88,290
Interest rate spread	4.00%	4.59%
Net interest margin	4.99%	5.43%
Net interest margin, fully tax equivalent	5.10%	5.56%

For the nine-month period ended September 30, 2007, net interest income decreased by $10.2 million, or 11.6%, as compared to the same period in 2006.  This decrease is due to a $7.1 million unfavorable rate variance and a $3.1 million unfavorable volume variance (see Table 5).

The unfavorable rate variance for year-to-date 2007 is mostly due to higher cost of funds.  In particular, time deposits and money market accounts had significant increases over the prior year due to continued rate competition and repricing at prevailing higher rates.  These increases were partially offset by a favorable earning asset yield variance due to a 2 basis point increase in the yield on earning assets.

The unfavorable volume variance is mostly a result of lower average earning assets.  As stated above, part of the Company’s strategy is to decrease its concentration in residential construction and land development loans.  This strategy was the reason for most of the $84.1 million decrease in average earning assets for the first nine months of 2007 as compared to the same period in 2006.  At  September 30, 2007, total real estate construction loans comprised 16% of the gross loan portfolio as compared to 23% at September 30, 2006.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.  Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 4

	Quarter Ended September 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,871,939	$38,369	8.13%	$1,947,126	$41,427	8.44%
Investment securities(1)
Taxable	50,779	617	4.82%	61,554	713	4.59%
Tax-exempt	106,566	1,343	5.00%	112,292	1,542	5.45%
Bank Stocks (3)	32,181	490	6.05%	30,731	485	6.27%
Other earning assets	16,326	265	6.43%	3,244	57	6.88%
Total interest-earning assets	2,077,791	41,084	7.84%	2,154,947	44,224	8.14%
Non-earning assets:
Cash and due from banks	44,189			73,837
Other assets	504,933			621,997

Total assets	$2,626,913			$2,850,781

LIABILITIES AND STOCKHOLDER’S EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$151,656	$122	0.32%	$159,634	$194	0.48%
Money Market	653,997	6,272	3.81%	647,741	5,909	3.62%
Savings	75,374	146	0.77%	91,928	173	0.75%
Time certificates of deposit	579,339	7,393	5.06%	548,846	6,007	4.34%
Total interest-bearing deposits	1,460,366	13,933	3.79%	1,448,149	12,283	3.36%
Borrowings:
Repurchase agreements	35,475	425	4.75%	31,083	349	4.45%
Federal funds purchased	258	3	5.39%	122	2	4.94%
Borrowings	35,326	543	6.09%	115,591	1,623	5.57%
Subordinated debentures	41,239	944	9.08%	41,239	972	9.35%
Total interest-bearing liabilities	1,572,664	15,848	4.00%	1,636,184	15,229	3.69%
Noninterest bearing liabilities:
Demand deposits	458,143			508,993
Other liabilities	26,848			110,275
Total liabilities	2,057,655			2,255,452
Stockholder’s Equity	569,258			595,329
Total liabilities and stockholder’s equity	$2,626,913			$2,850,781

Net interest income		$25,236			$28,995
Net interest margin			4.82%			5.34%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.97% and 5.51% (based on adjustments of $811,000 and $922,000) for the three months ended September 30, 2007 and September 30, 2006, respectively, using a combined federal and state tax rate of 38.01%.

(2) Net loan fees of $1.2 million and $1.5 million for the three months ended September 30, 2007 and 2006 are included in the yield computation.

(3) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

Table 4 (Continued)

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,888,013	$117,194	8.30%	$1,984,197	$122,592	8.26%
Investment securities(1)
Taxable	51,075	1,846	4.83%	69,112	2,207	4.27%
Tax-exempt	109,347	4,091	5.00%	87,066	3,420	5.25%
Bank Stocks (3)	32,011	1,424	5.95%	29,874	1,345	6.02%
Other earning assets	10,769	592	7.35%	5,054	336	8.88%
Total interest-earning assets	2,091,215	125,147	8.00%	2,175,303	129,900	7.98%
Non-earning assets:
Cash and due from banks	50,907			76,109
Other assets	514,207			622,119

Total assets	$2,656,329			$2,873,531

LIABILITIES AND STOCKHOLDER’S EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$156,837	$637	0.54%	$169,415	$538	0.42%
Money Market	636,547	18,034	3.79%	624,450	15,527	3.32%
Savings	79,299	462	0.78%	95,581	534	0.75%
Time certificates of deposit	578,170	21,884	5.06%	576,471	17,364	4.03%
Total interest-bearing deposits	1,450,853	41,017	3.78%	1,465,917	33,963	3.10%
Borrowings:
Repurchase agreements	32,312	1,157	4.79%	26,982	872	4.32%
Federal funds purchased	716	20	3.74%	563	20	4.75%
Borrowings	46,941	2,073	5.90%	105,850	4,035	5.10%
Subordinated debentures	41,239	2,814	9.12%	41,245	2,720	8.82%
Total interest-bearing liabilities	1,572,061	47,081	4.00%	1,640,557	41,610	3.39%
Noninterest bearing liabilities:
Demand deposits	473,214			522,537
Other liabilities	31,332			110,580
Total liabilities	2,076,607			2,273,674
Stockholder’s Equity	579,722			599,857
Total liabilities and stockholder’s equity	$2,656,329			$2,873,531

Net interest income		$78,066			$88,290
Net interest margin			4.99%			5.43%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 5.10% and 5.56% (based on adjustments of $1,648,000 and $2,180,000) for the nine months ended September 30, 2007 and September 30, 2006, respectively, using a federal and state tax rate of 38.01%.

(2) Net loan fees of $4.3 million and $5.3 million for the nine months ended September 30, 2007 and 2006 are included in the yield computation.
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

Table 5

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006			Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Loans held for investment	$(3,058)	$(1,488)	$(1,570)	$(5,398)	$575	$(5,973)
Securities
Taxable	(96)	37	(132)	(361)	370	(730)
Tax-exempt	(199)	(123)	(76)	671	(153)	824
Equity securities	5	(15)	20	79	(16)	95
Other earning assets	208	(4)	212	256	(46)	302
Total interest income	(3,140)	(1,593)	(1,546)	(4,753)	730	(5,482)

Interest expense:
Deposits:
Interest-bearing demand	(72)	(63)	(9)	99	135	(36)
Money market	363	305	58	2,507	2,201	306
Savings	(27)	5	(32)	(72)	24	(96)

Time certificates of deposit	1,386	1,038	348	4,520	4,469	51
Repurchase agreements	76	24	52	285	101	184
Federal funds purchased	1	(1)	1	0	2	(2)
Borrowings	(1,080)	171	(1,250)	(1,962)	783	(2,744)
Subordinated debentures	(28)	(28)	0	94	94	0
Total interest expense	619	1,451	(832)	5,471	7,809	(2,337)

Net interest income	$(3,759)	$(3,044)	$(714)	$(10,224)	$(7,079)	$(3,145)

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

In the third quarter 2007, the Company recorded an $8.0 million provision for loan losses as compared to $1.6 million in the same period in 2006.  As announced in the second quarter 2007, the Company modified its credit management philosophy including more aggressive collection efforts and an accelerated disposition strategy regarding problem credits.  The increase in the provision for loan losses in the third quarter 2007 as compared to the same period in 2006 is mostly attributable to the Company determining to sell a portfolio of its nonperforming and classified loans in a bulk sale, rather than continuing to work out each credit individually.  The Company was not actively marketing these loans as a bulk sale, but did solicit a bid from a single third party on a portfolio of nonperforming and classified loans.  A final offer was received in October 2007, which the Company accepted.  Because the offer was received and accepted in October 2007, the loans were classified as held for sale as of September 30, 2007 and written down to their estimated market value through the allowance for loan loss.

Please see the nonperforming assets and allowance for loan losses analysis in the Financial Condition section of this document for additional information on our asset quality.

For the nine months ended September 30, 2007, the Company recorded a provision for loan losses of $21.6 million as compared to $1.6 million in the same period in 2006.  This significant increase is mostly attributable to the $8.0 million of provision for loan losses taken in the third quarter as discussed above, as well as a $12.8 million provision for loan losses taken in the second quarter 2007.  The $12.8 million provision for loan losses taken in the second quarter 2007 is primarily a result of the modification of the Company’s credit management philosophy during the second quarter 2007.  As a result, the Company enhanced its risk rating methodology, problem loan identification process and instituted more aggressive collection efforts and an accelerated disposition strategy regarding problem credits.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(In thousands )
Noninterest income:
Customer service and other fees	$2,390	$2,409	$2,443	$2,137	$3,015
Gain (loss) on sale of securities	—	—	—	(5)	6
Gain (loss) on sale of loans	—	—	3	(55)	229
Other	230	168	121	449	224
Total noninterest income	$2,620	$2,577	$2,567	$2,526	$3,474

Noninterest income remained relatively flat for the fourth consecutive quarter.  The decrease in noninterest income between the third quarter 2007 and third quarter 2006 was partially caused by the discontinuation of our residential mortgage group at the end of the third quarter 2006.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2007	September 30, 2006

Noninterest income:
Customer service and other fees	$7,242	$8,640
Gain on sale of securities	—	1
Gain on sale of loans	—	774
Other	522	776
Total noninterest income	$7,764	$10,191

Noninterest income for the first nine months of 2007 decreased by $2.4 million from the same period in 2006.  The decrease in noninterest income between the year-to-date period in 2007 and the same period in 2006 was partially caused by a reduction in loan placement and other fees in 2007 as compared to 2006, as well as the discontinuation of our residential mortgage group at the end of the third quarter 2006.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$9,039	$10,724	$10,974	$10,662	$12,006
Occupancy expense	1,855	2,056	2,121	2,040	1,891
Furniture and equipment	1,188	1,231	1,240	1,176	1,286
Amortization of intangible assets	2,143	2,195	2,195	2,960	2,858
Other general and administrative	3,980	11,416	4,152	4,467	4,901
Total noninterest expense	$18,205	$27,622	$20,682	$21,305	$22,942

     The $4.7 million decrease in noninterest expense for the third quarter 2007 as compared to the same period in 2006 is due to a decline in salary and employee benefit expense, amortization of intangible assets and other general and administrative expense.  These categories decreased for the reasons discussed below.

Salary and employee benefits expense decreased by $3.0 million, or 24.7%, in the third quarter 2007 as compared to the same period in 2006.  This decrease is primarily attributable to a 13.2% reduction in full-time equivalent employees at September 30, 2007, as compared to September 30, 2006.  Additional causes for the decrease in expense is a $0.4 million reduction in the third quarter 2007 expense for equity-based compensation, as well as a decline in the accrual for year-end executive bonuses.   The decrease in equity-based compensation is a result of a change in the estimate related to the performance criteria for performance-based restricted stock awards.

Amortization of intangible assets expense is $2.1 million in the third quarter 2007, as compared to $2.9 million in the third quarter 2006, a decrease of $0.7 million, or 25%.  This decrease is mostly attributable to the use of accelerated amortization periods on core deposit intangibles and an expiration of non-compete agreements.

Other general and administrative expense decreased by $0.9 million in the third quarter 2007 as compared to the same period in 2006.  This 18.8% decrease is primarily a result of a $0.5 million reduction in professional fees, mostly due to lower internal and external audit costs, and a $0.3 million reduction in advertising and business development costs.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Nine Months Ended
	September 30, 2007	September 30, 2006

Noninterest expense:
Salaries and employee benefits	$30,737	$35,523
Occupancy expense	6,032	5,937
Furniture and equipment	3,659	3,682
Amortization of intangible assets	6,533	8,855
Other general and administrative	19,548	15,689
Total noninterest expense	$66,509	$69,686

Overall noninterest expense decreased by $3.2 million, or 4.6%, for the nine months ended September 30, 2007 as compared to the same period in 2006.  This decrease is mostly attributable to reductions in salaries and employee benefits, as well as amortization of intangible assets.  These declines were partially offset by a $3.9 million increase in other general and administrative expense.

Other general and administrative expense increased year-to-date 2007 as compared to the same period in 2006 due mostly to a $6.5 million second quarter 2007 settlement charge for the Barnes action, as well as a $1.0 million second quarter 2007 charge related to the merger of our subsidiary banks.  The company expects the total cost of the merger to be approximately $1.5 million. Partially offsetting these 2007 charges were a $1.6 million charge in the second quarter 2006 related to a management transition, a $1.2 million reduction in professional fees and a $0.5 million reduction in advertising and business development costs.  The $1.2 million decrease in professional fees in 2007 is attributable to a $0.5 million reduction in internal and external audit fees mostly due to a change in auditors and lower compliance costs for Sarbanes-Oxley, as well as a $0.5 million reduction in legal fees and a $0.2 million reduction in miscellaneous professional fees.

Income Tax Expense (Benefit)

The effective tax rate on income from continuing operations was 7.5% and 31.7% for the three-month periods ending September 30, 2007 and 2006, respectively.  The primary difference between the expected tax rate and the effective tax rates was tax-exempt income.  The effective tax rate is significantly lower in 2007 as compared to 2006 primarily due to the level of tax-exempt income as compared to net income before tax.

The Company recorded a $2.4 million tax benefit for the year-to-date period ending September 30, 2007 due partially to the $2.3 million net loss before taxes.  An additional tax benefit was recorded primarily due to tax-exempt income for the nine-months ended September 30, 2007.   For the year-to-date period ended September 30, 2006, the Company had an effective tax rate on income from continuing operations of 33.5%.  The primary difference between the expected tax rate of 35% and the effective tax rate for 2006 was tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30, 2007	June 30, 2007	March 31 2007	December 31, 2006	September 30, 2006
	(In thousands)
Net loans (including loans held for sale)	$1,826,668	$1,857,846	$1,859,121	$1,919,588	$1,955,529
Total assets	2,617,153	2,640,732	2,693,384	2,720,600	2,886,647
Deposits	1,915,932	1,938,412	1,971,869	1,960,105	1,968,264

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Real estate - Mortgage	$724,528	$742,802	$708,416	$686,056	$663,170
Real estate - Construction	290,591	321,982	353,323	427,465	463,468
Equity lines of credit	49,747	53,676	54,904	56,468	60,817
Commercial	643,702	652,911	651,796	647,915	654,829
Agricultural	43,142	47,891	46,958	51,338	54,805
Consumer	40,868	45,214	43,891	50,222	53,714
Leases receivable and other	30,340	32,829	31,213	32,144	32,931
Total gross loans	1,822,918	1,897,305	1,890,501	1,951,608	1,983,734
Less: allowance for loan losses	(23,979)	(35,594)	(27,492)	(27,899)	(25,977)
Unearned discount	(3,730)	(3,865)	(3,888)	(4,121)	(4,328)
Loans, net of unearned discount	$1,795,209	$1,857,846	$1,859,121	$1,919,588	$1,953,429

Loans held for sale	$31,459	$—	$—	$—	$2,100

Loans, net of unearned discount, at September 30, 2007, were $128.3 million lower than at December 31, 2006.  This decrease is due in part to our continued strategy to reduce our concentration in residential construction and land development loans.  The September 30, 2007 real estate construction loan balances, which include both residential and commercial construction loans and land development loans, decreased by $136.9 million from December 31, 2006.

An additional cause for the decrease in loan balances from December 31, 2006, was the reclassification of certain nonperforming and classified loans from the portfolio, net of a $16.4 million charge off taken through the allowance for loan losses, to loans held for sale effective September 30, 2007.   This sale was closed on October 31, 2007.

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

Table 12

	Quarter Ended
	September 30, 2007	June 30, 2007	March 31 2007	December 31, 2006	September 30, 2006
	(In thousands)

Nonaccrual loans	$16,831	$35,515	$31,940	$32,852	$26,812
Accruing loans past due 90 days or more	9	122	323	3	396
Other real estate owned	3,401	1,385	861	1,207	5,090
Total nonperforming assets	$20,241	$37,022	$33,124	$34,062	$32,298

Nonperforming loans	$16,840	$35,637	$32,263	$32,855	$27,208
Other impaired loans	510	20,208	8,079	5,978	17,076
Total impaired loans	$17,350	$55,845	$40,342	$38,833	$44,284
Allocated allowance for loan losses	(4,028)	(14,113)	(7,673)	(8,028)	(6,468)
Net investment in impaired loans	$13,322	$41,732	$32,669	$30,805	$37,816

Charged-off loans	$20,079	$5,473	$1,692	$1,088	$1,736
Recoveries	(438)	(809)	(436)	(366)	(177)
Net charge-off loans	$19,641	$4,664	$1,256	$722	$1,559

Allowance for loan losses to loans, net of unearned discount	1.32%	1.88%	1.46%	1.43%	1.31%
Allowance for loan losses to nonaccrual loans	142.47%	100.22%	86.07%	84.92%	96.89%
Allowance for loan losses to nonperforming assets	118.47%	96.14%	83.00%	81.91%	80.43%
Allowance for loan losses to nonperforming loans	142.39%	99.88%	85.21%	84.92%	95.48%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	1.11%	1.96%	1.76%	1.75%	1.63%
Annualized net charge-offs to average loans	4.16%	0.99%	0.27%	0.15%	0.32%
Nonaccrual loans to loans, net of unearned discount	0.93%	1.88%	1.69%	1.69%	1.35%

Third quarter 2007 nonperforming assets decreased by $12.1 million from the third quarter 2006, and by $16.8 million from the second quarter 2007.   One of the reasons for the decrease in nonperforming assets is the reclassification of certain nonperforming loans from the portfolio to loans held for sale at the end of the third quarter 2007, resulting from the Company entering into a definitive agreement in October 2007 for the sale of these loans.  Only those loans included in the loan sale were reclassified to loans held for sale.   The sale of these loans closed on October 31, 2007.  Included with this sale, the Company also sold certain internally classified loans.  As many of these loans were previously deemed to be impaired, other impaired loans also decreased significantly from the prior quarter and from the third quarter 2006.   Other impaired loans were $0.5 million at September 30, 2007 as compared to $20.2 million at June 30, 2007 and $17.1 million at September 30, 2006.

As of  September 30, 2007, the three largest nonperforming loan relationships amounted to $9.0 million, or 53.4%, of the total nonperforming loans.

Although our ratio of allowance for loan losses to loans of 1.32% at September 30, 2007 remained relatively flat as compared to 1.31% at September 30, 2006, there was a significant decline as compared to the second quarter 2007.  The allowance for loan loss to loans decreased from 1.88% at June 30, 2007 to 1.32% at September 30, 2007 primarily due to lower nonperforming and impaired loans.   The allowance for loan loss to nonperforming loans increased to 142.4% at September 30, 2007, as compared to 95.5% at September 30, 2006 and 99.9% at June 30, 2007.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Nine Months Ended September 30,
	2007	2006
	(In thousands )
Balance, beginning of period	$27,899	$27,475
Loan charge-offs:
Real estate mortgage	11,574	1,594
Real estate construction	12,338	1,981
Commercial	2,182	871
Agricultural	21	24
Consumer	347	348
Lease receivable and other	782	21
Total loan charge-offs	27,244	4,839
Recoveries:
Real estate mortgage	816	211
Real estate construction	71	48
Commercial	272	919
Agricultural	394	29
Consumer	109	178
Lease receivable and other	21	—
Total loan recoveries	1,683	1,385
Net loan charge-offs	25,561	3,454
Provision for loan losses	21,641	1,956
Balance, end of period	$23,979	$25,977

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at September 30, 2007 and December 31, 2006 was as follows:

Table 14

	September 30,	December 31,	Increase	%
	2007	2006	Decrease	Change
	(In thousands)
Securities available-for-sale:
U.S. Government agencies and government-sponsored entities	$5,413	$2,408	$3,005	124.8%
Obligations of states and political subdivisions	104,788	115,571	(10,783)	(9.3)%
Mortgage backed securities	31,508	38,440	(6,932)	(18.0)%
Corporate bonds	560	—	560	100.0%
Marketable equity securities	997	841	156	18.5%
Total securities available-for-sale	$143,266	$157,260	$(13,994)	(8.9)%

Securities held-to-maturity:
Mortgage-backed	$11,555	$11,217	$338	3.0%

The carrying value of our investment securities at September 30, 2007 was $154.8 million, compared to the December 31, 2006 carrying value of $168.5 million. The decrease in the level of our investments from December 31, 2006, is primarily due to a decision not to maintain excess collateral for certain deposits and customer repurchase agreements.

Deposits

At the end of the third quarter 2007, deposits were $1.9 billion as compared to $2.0 billion at December 31, 2006, reflecting a decrease of $44.2 million, or 2.3%.  Even with the decline, noninterest bearing deposits still comprised over 24% of total deposits at September 30, 2007, as compared to 26% at December 31, 2006 which helped to keep our overall cost of funds lower.  The $17.1 million decline in time deposits from December 31, 2006 to September 30, 2007 is primarily a result of not renewing internet certificate of deposits.

Table 15

	At September 30, 2007		At December 31, 2006
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$464,446	24.24%	$517,612	26.41%
Interest bearing demand	156,548	8.17%	169,289	8.64%
Money market	661,379	34.52%	608,290	31.03%
Savings	73,054	3.81%	87,265	4.45%
Time	560,505	29.26%	577,649	29.47%
Total deposits	$1,915,932	100.00%	$1,960,105	100.00%

Borrowings and Subordinated Debentures

At September 30, 2007, our outstanding borrowings were $51.1 million. These borrowings consisted of $29.4 million and $7.5 million of line of credit and term notes, respectively, at the Federal Home Loan Bank (“FHLB”); $13.1 million on a U.S. Bank revolving credit agreement; and a $1.1 million Treasury Tax and Loan balance.

Our total available credit from the FHLB, including outstanding balances, was $320.6 million at September 30, 2007. The interest rate on the FHLB line of credit varies with the federal funds rate, and was 5.42% at September 30, 2007. The term notes have fixed interest rates that range from 3.25% to 6.22%. We have a blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities as collateral for these borrowings.

We have a $70 million revolving credit agreement with U.S. Bank National Association that contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, and regulatory capital ratios that qualify the Company as well capitalized. As of September 30, 2007, we had an outstanding balance of $13.1 million and were in compliance with all debt covenants, as amended (see Part II, Item 5).  The line of credit has a variable rate based on the federal funds rate, and was 6.4% at September 30, 2007. The line of credit is secured by the stock of Guaranty Bank. U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

At September 30, 2007, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 9.0%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

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

For regulatory and debt-covenant purposes, the Company maintains capital above the minimum core standards.  The Company maintains capital at a well-capitalized level.   Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  Our subsidiary banks are required to maintain similar capital levels under capital adequacy guidelines.  At September 30, 2007, both of our subsidiary banks were “well-capitalized”.

The following table provides the current capital ratios as of the dates presented, along with the regulatory capital requirements:

Table 16

	September 30, 2007	December 31, 2006	Minimum Capital Requirement	Minimum Requirement For “Well Capitalized” Institution

Leverage ratio	8.56%	8.93%	4.00%	5.00%
Tier 1 risk weighted ratio	9.16%	9.92%	4.00%	6.00%
Total risk weighted capital ratio	10.35%	11.17%	8.00%	10.00%

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

At September 30, 2007, the following financial instruments were outstanding whose contract amounts represented credit risk:

Table 17

	September 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$615,941	$555,757
Standby letters of credit	34,447	32,382
Commercial letters of credit	—	274

Totals	$650,388	$588,413

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

At September 30, 2007, we had a negative gap of $167.2 million, or 6.4% of our total assets, that would be subject to re-pricing within one year, with a total positive gap of $231.3 million, or 8.8% of our total assets that would reprice within 5 years.  The liability sensitive gap position for less than one year is largely the result of classifying interest-bearing NOW accounts, money market accounts, and savings accounts as immediately repriceable and therefore maturing in the less than one year columns.

The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of September 30, 2007. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date.

Table 18

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$3,467	$—	$—	$—	$—	$3,467
Investment securities	30,456	8,652	30,364	85,349	32,328	187,149
Loans, gross	1,049,598	194,566	432,227	166,825	15,213	1,858,429
All other assets	—	—	—	—	568,108	568,108

Totals	$1,083,521	$203,218	$462,591	$252,174	$615,649	$2,617,153

Deposits	$1,073,062	$319,358	$56,842	$2,224	$464,446	$1,915,932
Assets under repurchase agreements and federal funds purchases	17,910	—	—	—	—	17,910
Borrowings	43,583	17	7,221	241	—	51,062
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	—	—	—	—	28,354	28,354
Stockholder’s equity	—	—	—	—	562,656	562,656

Totals	$1,134,555	$319,375	$64,063	$43,704	$1,055,456	$2,617,153

Period gap (assets minus liabilities)	(51,034)	(116,157)	398,528	208,470	(439,807)
Cumulative gap	(51,034)	(167,191)	231,337	439,807
Cumulative rate sensitive gap %	(1.9)%	(6.4)%	8.8%	16.8%

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was

(i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter 2007.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period
July 1 to July 31	881	$6.12	—	2,327,453
August 1 to August 31	929,457	6.54	912,353	1,415,100
September 1 to September 30	—	—	—	1,415,100

	930,338	$6.54	912,353(2)	1,415,100

(1) The Company has 1,415,100 shares remaining under its stock repurchase program announced on May 8, 2007.  In October 2007, we announced the authorization of a new stock repurchase program to repurchase up to 1,200,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission.

(2) The difference of 17,985 shares between total shares purchased and total number of shares purchased as part of publicly announced plans relates to the net settlement of vested restricted stock awards and the net settlement of Company stock distributed under the deferred compensation plan.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On November 6, 2007, the Company entered into Amendment No. 6 to the Revolving Credit Agreement with U.S. Bank National Association to (1) modify the return on average assets covenant to exclude the additional provision for loan losses in the third quarter 2007 that was mostly attributable to the Company’s decision to sell a portfolio of its nonperforming and classified loans in a bulk sale, rather than continuing to work out each credit individually, and (2) extend the term of the Revolving Credit Agreement to March 31, 2008.

ITEM 6. Exhibits

Exhibit Number	Description

2.1

Loan Sale Agreement, dated October 26, 2007, by and between Centennial Bank of the West, a wholly owned subsidiary of Registrant, and CapFinancial CV2, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on October 31, 2007).

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on October 31, 2007).

10.1	Amendment No. 6 to Revolving Credit Agreement with U.S. Bank National Association, dated November 6, 2007.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer