Form 10-K
period 2007-12-31
Centennial Bank Holdings, Inc.
filed 2008-03-03
CIK 1324410

Use these links to rapidly review the document
CENTENNIAL BANK HOLDINGS, INC. ANNUAL REPORT ON FORM 10-K Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51556

CENTENNIAL BANK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2150446 (I.R.S. Employer Identification No.)
1331 Seventeenth Street, Suite 300 Denver, Colorado (Address of principal executive offices)	80202 (Zip code)
(303) 293-5563 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant's common stock as of the close of business on June 30, 2007, was approximately $320 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. Registrant does not have any nonvoting common equities.

         As of February 29, 2008, there were 52,728,504 shares of the registrant's common stock outstanding, including 1,737,011 shares of unvested restricted stock and performance stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

CENTENNIAL BANK HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
Table of Contents

PART I

Forward-Looking Statements and Factors that Could Affect Future Results

        Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

  •
  Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to the allowance for loan losses and goodwill.

  •
  Changes in the level of nonperforming assets and charge-offs.

  •
  The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

  •
  Inflation and interest rate, securities market and monetary fluctuations.

  •
  Political instability, acts of war or terrorism (including the war in Iraq) and natural disasters.

  •
  The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

  •
  Revenues are lower than expected.

  •
  Changes in consumer spending, borrowings and savings habits.

  •
  Changes in the financial performance and/or condition of our borrowers.

  •
  Credit quality deterioration or a pronounced and sustained reduction in real estate market values could cause an increase in the allowance for loan losses and a reduction in net earnings.

  •
  Technological changes.

  •
  Acquisitions of acquired businesses and greater than expected costs or difficulties related to the integration of acquired businesses.

  •
  The ability to increase market share and control expenses.

  •
  Changes in the competitive environment or increased competitive pressure among financial or bank holding companies and other financial service providers.

  •
  The effect of changes in laws and regulations with which we and our subsidiary must comply.

  •
  Changes in the securities markets.

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

ITEM 1.    BUSINESS

Centennial Bank Holdings, Inc.

        We are a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2007, those subsidiaries were Centennial Bank of the West and Guaranty Bank and Trust Company, which we sometimes refer to as CBW and Guaranty Bank, respectively.

        We refer to Centennial Bank of the West and Guaranty Bank herein as the "Banks", and when we say "we", "us", "our" or the "Company", we mean the Company on a consolidated basis with the Banks. When we refer to "Centennial" or to the "holding company", we are referring to the parent company on a standalone basis.

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

        On April 14, 2005, we merged First National Bank of Strasburg into Guaranty Bank. On October 1, 2005, we acquired First MainStreet Financial, Ltd., pursuant to which First MainStreet Bank, N.A. was merged into Centennial Bank of the West. On November 1, 2005, we acquired Foothills Bank, which was merged into Guaranty Bank.

        On March 1, 2006, we sold substantially all of the assets of First MainStreet Insurance, Ltd., an independent insurance agency. On November 1, 2006, we completed the sale of Collegiate Peaks Bank, which had been classified as held for sale since December 31, 2004.

        On January 1, 2008, the Company completed the merger of CBW into Guaranty Bank. Reference to "Bank" means Guaranty Bank after January 1, 2008.

        At December 31, 2007, we had total assets of $2.4 billion, net loans of $1.8 billion, deposits of $1.8 billion and stockholders' equity of $0.4 billion, and we operated 36 branches in Colorado through our two banking subsidiaries, before the merger of CBW into Guaranty Bank on January 1, 2008.

Our Business

        The Bank is a full-service community bank offering an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.

        We concentrate our lending activities in the following principal areas:

        Commercial and Industrial Loans: Our commercial and industrial loan portfolio is comprised of operating loans secured by inventory and receivables. The portfolio is not concentrated in any particular industry. In 2006, the Company started an energy banking group, with a focus on exploration and production, midstream and gas storage sectors. Repayment of secured commercial and industrial loans depends substantially on the borrower's underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, valuate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions.

        Commercial Real Estate Loans: This portfolio is comprised of loans secured by commercial real estate. The portfolio is not concentrated in one area and ranges from owner occupied to motel properties. In addition, multi-family properties are included in this category. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

        Construction Loans: Our construction loan portfolio is comprised of single-family residential development, investor developer and owner occupied properties. In addition, this category includes loans for the construction of commercial buildings, which are primarily income producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

        Installment Loans to Individuals and Other Loans: This category includes miscellaneous consumer loans including overdraft and lines-of-credit. Consumer loans may be unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

        Equity Lines of Credit: Our home equity line portfolio is comprised of home equity lines to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage.

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

        In addition to building growth through our existing branches, we expect to continue to seek opportunities to acquire small to medium-sized banks that will allow us to expand our franchise in a manner consistent with our deposit strategy and community-banking focus. Ideally, the banks we will seek to acquire will be in or contiguous to the existing footprint of the current branch network of our Bank, which would allow us to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired bank, we are able to substantially lower operating costs, improve performance and quickly integrate the acquired bank while maintaining the stability of our franchise as well as that of the bank we acquire.

Our Principal Markets

        We have a single banking subsidiary, Guaranty Bank, following the merger of CBW into Guaranty Bank on January 1, 2008. We operate 36 branches located in the Denver metropolitan area and throughout Colorado's Northern Front Range.

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

        Colorado's Northern Front Range region begins just 30 miles north of central Denver in southern Boulder County. The I-25 corridor north from Denver to Fort Collins is a contiguous stream of small communities/housing developments, open space, farm properties, and both small and large businesses. The region includes the cities of Fort Collins, Loveland, Greeley and Longmont, all located in Boulder, Larimer and Weld counties. Colorado's Northern Front Range has a regional economy that is a diverse mix of agriculture, advanced technology, tourism, manufacturing, service firms, government, education, retail, small business and construction.

Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. Approximately 56% of our loan portfolio held for investment at December 31, 2007 consisted of real estate-related loans, including construction loans, miniperm loans and commercial real estate loans. Our business activities are currently focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the residential and commercial real estate markets.

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

        Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, automated teller machines (ATMs), debit cards, point-of-sale transactions, automated clearing house transactions (ACH), remote deposit and in-store branches.

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

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, we strive to anticipate and adapt to dynamic competitive conditions, but we cannot provide assurance as to their impact on our future business, financial condition, results of operations or cash flows or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other competitors in our primary service area, we attempt, to use to the fullest extent possible, the flexibility that our community bank status permits, including an emphasis on specialized services, local promotional activity and personal contacts.

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

Regulatory Agencies

        Centennial is a legal entity separate and distinct from its bank subsidiary, Guaranty Bank. As a financial holding company and a bank holding company, Centennial is regulated under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. Centennial is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Centennial is listed on The NASDAQ Stock Market LLC (Nasdaq) under the trading symbol "CBHI," and is subject to the rules of Nasdaq for listed companies.

        As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the Colorado Division of Banking, or CDB. As a member of the Federal Reserve System, the Bank is also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of Kansas City. If, as a result of an examination of the Bank, the Federal Reserve Board or the CDB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that it or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board and the CDB. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which for a Colorado-chartered bank would result in the revocation of its charter.

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

        If a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company." A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination.

        In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act. See the section captioned "Community Reinvestment Act" included elsewhere in this item.

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

        The BHC Act, the Bank Merger Act, the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividends

        The principal source of Centennial's cash revenues is from dividends from its bank subsidiary, Guaranty Bank. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and our bank subsidiary conduct business. For example, these include limitations on the ability of our bank subsidiary to pay dividends to us and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary.

        As a member of the Federal Reserve System, the Bank is subject to Regulation H, which, among other things, provides that a member bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and its retained net income for the prior two calendar years, unless the Federal Reserve has approved the dividend. Regulation H also provides that a member bank may not declare or pay a dividend if the dividend would exceed the bank's undivided profits as reportable on its Reports of Condition and Income, unless the Federal Reserve and holders of at least two-thirds of the outstanding shares of each class of the bank's outstanding stock have approved the dividend. Additionally, there are potential additional restrictions and prohibitions if a bank were to be less than well-capitalized.

        Additionally, as a Colorado state-chartered bank, the bank is subject to limitations under Colorado law on the payment of dividends. The Colorado Financial Institutions Code provides that a bank may declare dividends from retained earnings and other components of capital specifically approved by the Banking Board so long as the declaration is made in compliance with rules established by the Banking Board.

        In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

        The holding company has expenses and repayment obligations with respect to our line of credit with U.S. Bank, National Association, as well as our trust preferred securities and corresponding subordinated debt securities issued. As part of our capital and cash management practices at the holding company, management expects to utilize our bank subsidiary's excess capital above the well-capitalized requirement through the payment of dividends to the holding company to service the debt and meet operating needs. Due to the 2007 net loss, permission from the Federal Reserve and CDB will be required before the Bank can pay a dividend to the holding company. The 2007 net loss of $138.0 million was primarily due to the impairment of goodwill. The Bank remains well capitalized as goodwill and other intangible assets are not included in the calculation of regulatory capital ratios. Management anticipates regulatory approval to be granted for dividends throughout the year because the Bank will continue to be well-capitalized after the payment of dividends.

Affiliate Transactions

        There are various restrictions on the ability of Centennial to borrow from, and engage in certain other transactions with, Centennial's bank subsidiary. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to transactions with Centennial's bank subsidiary, to 10% of Centennial's subsidiary bank's capital stock and surplus, and, as to Centennial, to 20% of Centennial's subsidiary bank's capital stock and surplus.

        Federal law also provides that extensions of credit and other transactions between our bank subsidiary and Centennial must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to our bank subsidiary as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Source of Strength Doctrine

        Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, Centennial is expected to commit resources to support its bank subsidiary, including at times when Centennial may not be in a financial position to provide it. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

        The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution or holding company's capital, in turn, is classified in one of three tiers, depending on type:

    Core Capital (Tier 1).  Tier 1 capital includes common equity, retained earnings, qualifying trust preferred securities, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

    Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan losses, subject to limitations.

    Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        Centennial, like other bank holding companies, currently is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Our bank subsidiary, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines.

        Bank holding companies and banks subject to the market risk capital guidelines are required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

        Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        The Federal Deposit Insurance Act, as amended ("FDIA"), requires, among other things, the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

        Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

        The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

        "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

        For information regarding the capital ratios and leverage ratio of Centennial and our bank subsidiaries at December 31, 2007 and 2006, see the discussion under the section captioned "Capital" included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20—Regulatory Capital Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

        The federal bank regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 ("BIS II").

        BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions' circumstances (which for many asset classes is itself broken into a "foundation" approach and an "advanced or A-IRB" approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

        In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as "BIS I-A", would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not "opt in" to that approach. The agencies previously had issued advance notices of proposed rulemaking on both proposals (in August 2003 regarding the A-IRB approach of BIS II for internationally active banking organizations and in October 2005 regarding BIS II).

        In July 2007, the U.S. banking and thrift agencies reached an agreement on the implementation of the capital adequacy regulations and standards based on BIS II. In November 2007, the agencies approved final rules to implement the new risk-based capital requirements in the United States for large, internationally active banking organizations, or "core banks"—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. At the same time, they announced their intent to issue a proposed rule that would provide all non-core banking organizations (that is, banking organizations not required to adopt the advanced approaches) with the option to adopt a standardized approach under BIS II. This new proposal will replace the agencies' earlier BIS I-A proposal, issued in December 2006.

        We are not a core bank and will not apply the BIS II approach when it becomes effective.

Deposit Insurance

        The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. For 2006, our bank subsidiaries were not required to pay any deposit insurance premiums.

        Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. For 2007, both of Centennial's subsidiary banks qualified for Risk Category I. Risk Category I generally includes banks that are "well-capitalized" and that receive a composite CAMELS rating of 2 or higher. For banks under $10 billion in total assets in Risk Category I, the 2007 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The final determination of the actual assessment is dependent upon certain risk measures as defined in the final rule. For 2007, Guaranty Bank was assessed at the lowest point of the range, whereas, CBW was assessed at a higher rate within the range.

        Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, including the subsidiary banks, have in recent years paid minimal premiums for FDIC insurance. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. The credit is to be used to offset future premiums. At the beginning of 2007, the Banks had a combined credit of approximately $1.0 million. This entire credit was utilized in 2007 and approximately $0.2 million of deposit insurance premium was recorded in 2007.

        The base level assessment for banks in Risk Category I is 2 to 4 basis points. The FDIC has the right to increase this base level assessment by 3 basis points to 5 to 7 basis points at any time without public notice. The assessment levels for 2008 have not yet been published. An increase in the Risk Category of the Bank could have a material adverse effect on our earnings.

Depositor Preference

        The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act

        The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

        A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Sarbanes-Oxley Act

        As a publicly traded company, we are subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The principal provisions of the Sarbanes-Oxley Act, many of which have been implemented or interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer's disclosure controls and procedures and internal controls over financial reporting.

Legislative and Regulatory Initiatives

        From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows. A change in statutes, regulations or regulatory policies applicable to Centennial or any of its subsidiaries could have a material effect on our business.

Employees

        At December 31, 2007, we employed 476 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Available Information

        Centennial maintains an Internet website at www.cbhi.com. At this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company's filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

        We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.cbhi.com, in the section entitled "Corporate Governance." In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

        Our Investor Relations Department can be contacted at Centennial Bank Holdings, Inc., 1331 Seventeenth Street, Suite 300, Denver, CO 80202, Attention: Investor Relations, telephone 303-293-5563, or via e-mail to investor.relations@cbhi.com.

        Except for the documents specifically incorporated by reference into this document, information contained on Centennial's website or information that can be accessed through its website is not incorporated by reference into this document.

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

        If any of the following risks actually occurs, our financial condition, results of operations or cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

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

        Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk located elsewhere in this report for further discussion related to our management of interest rate risk.

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

Our Allowance for Loan Losses May Be Insufficient

        We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses; we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned "Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

A Downturn in Our Real Estate Markets Could Hurt Our Business

        A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2007, approximately 56% of the book value of our loan portfolio consisted of real estate loans. Substantially all of our real estate loans are located in Colorado. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are Exposed to Risk of Environmental Liabilities with Respect to Properties to Which We Take Title

        In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Our Profitability Depends Significantly on Economic Conditions in the Colorado Front Range

        Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Colorado Front Range, which includes the Denver metropolitan area. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, natural disasters, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition, results of operations and cash flows. In view of the concentration of our operations and the collateral securing our loan portfolio in Colorado's Front Range, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are Subject To Liquidity Risk

        Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition, results of operations and cash flows.

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

  •
  Industry and general economic trends.

        Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

We Are Subject to Extensive Government Regulation and Supervision

        We are subject to extensive regulation, supervision and examination. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the Colorado Division of Banking, the FDIC, the Federal Reserve Board, other state or federal regulators, the U.S. Congress or the Colorado legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        The Bank is subject to regulations promulgated by the Colorado Division of Banking, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. The bank also belongs to the Federal Home Loan Bank System and, as a member of such system, it is subject to certain limited regulations promulgated by the Federal Home Loan Bank of Topeka. In addition, the Federal Reserve Board regulates and oversees Centennial Bank Holdings, Inc. as a bank holding company, and the Bank, as a member of the Federal Reserve System.

        This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC's insurance fund and our depositors and borrowers, rather than our stockholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and Colorado's deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

Our Controls and Procedures May Fail or Be Circumvented

        Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We Face Risks Associated With Acquisitions

        We may pursue acquisition opportunities in the future. Risks commonly encountered in acquisitions include, among other things:

  •
  The difficulty of integrating the operations and personnel of acquired companies and branches.

  •
  The potential disruption of our ongoing business.

  •
  The potential diversion of our management's time and attention.

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

        Additionally, the Company has recorded goodwill as a result of its past acquisitions. Goodwill is generally reviewed annually for impairment. The goodwill impairment test is tied closely to the overall value of the reporting unit, which for the Company, is the entire entity. Changes in the banking industry, credit market and real estate markets can all have an impact on the overall value of the Company, which could affect the value of the goodwill. Any charge to earnings for goodwill impairment could have a material impact on the Company's reported earnings and assets although it will not have an impact on regulatory capital, cash flows or liquidity. The 2007 goodwill impairment test is further described under "Noninterest Expense" under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations"as well as Note 8 to the Notes to the Consolidated Financial Statements under "Item 8—Financial Statements and Supplementary Data".

We Rely on Dividends from Our Subsidiary for Most of Our Revenue

        Because we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to pay dividends will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law.

        The ability of the Bank to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking, Because of the net loss for 2007, the Bank will be required to obtain permission from the Federal Reserve Board and the CDB prior to making any dividend to the holding company, as further described in the "Supervision and Regulation" section of Item 1 of this report.

        From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or our bank subsidiary from declaring or paying dividends. Our holding company expenses and obligations with respect to our line of credit with U.S. Bank National Association as well as our trust preferred securities and corresponding subordinated debt securities issued by us may limit or impair our ability to declare or pay dividends. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" for more information on these restrictions.

We are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel Could Harm Our Business

        Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior executive management, including Daniel M. Quinn, Zsolt K. Bessko, Suzanne R. Brennan, Sherri L. Heronema, James K. Simons and Paul W. Taylor. We believe this management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business.

Our Information Systems May Experience an Interruption or Breach in Security

        We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We Continually Encounter Technological Change

        The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition, results of operations and cash flows.

We Are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

        From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

Concentrated Ownership of our Common Stock Creates a Risk of Sudden Changes in our Share Price

        As of February 28, 2008, executive officers, directors and stockholders of more than 5% of our common stock owned or controlled approximately 34.4% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact Our Business

        Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2007, we had a total of 36 branch office properties, 22 of which we owned and 14 of which we leased. All of our properties are located in the Colorado Front Range. Centennial's and Guaranty Bank's principal office is located at 1331 Seventeenth Street, Suite 300, Denver, Colorado 80202.

        We consider our properties to be suitable and adequate for our needs.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders during the fourth quarter 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

        Our common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "CBHI". The table below sets forth the high and low sales prices per share of our common stock as reported by Nasdaq for each quarter since our common stock became publicly traded.

	Sales Prices
	High	Low
Year/Quarter:
2007
Fourth quarter	$6.84	$4.54
Third quarter	8.64	5.06
Second quarter	9.49	8.14
First quarter	9.70	8.26
2006
Fourth quarter	$10.01	$8.60
Third quarter	10.73	9.30
Second quarter	11.90	9.47
First quarter	12.62	10.76

        On February 28, 2008, the closing price of our common stock on Nasdaq was $6.13 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 300 record holders of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Our board of directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our bank subsidiary to the holding company, and such other factors as our board of directors may deem relevant. Our board of directors has determined to use our excess capital to repurchase shares of our common stock. See "Repurchases of Common Stock" below under this Item 5.

        Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for a substantial portion of our revenues. Our ability to pay dividends will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from our bank subsidiary. See "Supervision and Regulation" in Item 1 of this report for a discussion of potential regulatory limitations on the holding company's receipt of dividends from its bank subsidiary.

        The ability of our bank subsidiary to pay dividends or make other capital distributions to us is also subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking, or the CDB. It is possible, depending upon the financial condition of the Bank, and other factors, that the Federal Reserve Board and/or the CDB could assert that payment of dividends or other payments is an unsafe or unsound practice. As part of our capital and cash management practices at the holding company, and subject to approval from the Federal Reserve Board and the CDB, we will utilize our bank subsidiary's excess capital above the well-capitalized requirement through the payment of dividends to the holding company. See "Item 1. Business—Supervision and Regulation—Dividends".

        In addition, the Company's ability to pay dividends to its stockholders is limited by certain provisions of its pledge agreement with U.S. Bank, National Association (U.S. Bank) in connection with our line of credit. The agreement provides that if any default occurs and is continuing, all cash dividends distributed by the Bank shall be delivered to U.S. Bank and held as collateral under the agreement.

        Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that have been issued, and in the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2007, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2007:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	2005 Stock Incentive Plan(1)	—	(2)	—	754,644	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

		—		—	754,644

(1)
The 2005 Stock Incentive Plan (the "Incentive Plan") was approved by the stockholders of the Company at our 2005 Annual Meeting of Stockholders.

(2)
Does not include the 1,651,345 shares of unvested stock grants outstanding as of December 31, 2007 with an exercise price of zero.

(3)
The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by 1,745,356 shares, which represents the sum of the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2007.

(4)
All of the 754,644 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company's current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future. In 2008, there were net forfeitures of 15,400 shares of restricted stock awards, and 136,000 of awards of new restricted stock awards decreasing the shares remaining available for issuance under the Incentive Plan to 634,044 shares.

Repurchases of Common Stock

        Stock repurchase programs allow us to proactively manage our capital position and return excess capital to stockholders. See "Supervision and Regulation" in Item 1 of this report for a discussion of potential regulatory limitations on the holdings company's receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2007.

	Total Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)		Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period
October 1 to October 31, 2007	311	$5.48	—		2,614,789
November 1 to November 30, 2007	1,215,242	$5.13	1,215,242		1,399,858
December 1 to December 31, 2007	50,000	$5.16	50,000		1,349,828

Total	1,265,553	$5.13	1,265,242	(2)	1,349,858

(1)
On May 8, 2007, we announced the authorization of a stock repurchase program to repurchase up to 2,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with the applicable regulations of the Securities and Exchange Commission. In October 2007, we announced the authorization of a new stock repurchase program to repurchase up to 1,200,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission. The company has 1,349,858 shares remaining under these two repurchase programs.

(2)
The difference of 311 shares between total shares purchased and total number of shares purchased as part of publicly announced plans relates to the net settlement of vested, restricted stock awards.

Performance Graph

        Our common stock trades on the Nasdaq Global Select Market® under the symbol "CBHI". The following graph shows a comparison from October 3, 2005 (the date the Company's common stock commenced trading on Nasdaq) through December 31, 2007 of cumulative total return for the Company's common stock, the Nasdaq Stock Market (U.S.) Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Stock Market (U.S.) Index and Nasdaq Bank Stocks Index assumes reinvestment of dividends. The Company has never paid dividends on its common stock. The total return on the Company's common stock is determined based on the change in the price of the Company's common stock and assumes an original investment of $100. The total return on each of the indicated indices also assumes an original investment in the index of $100.

	Date
Index
	10/03/05	12/30/05	12/29/06	12/31/07
NASDAQ Bank Stocks	100	102	114	91
NASDAQ Stock Market (U.S.)	100	102	113	122
CBHI	100	102	78	48

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2007. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The financial information for Centennial Bank Holdings for the year ended December 31, 2004 separately reflects the activity for the Company for the period July 17, 2004 to December 31, 2004, which we refer to as Successor, and our predecessor for the period July 1, 2004 to July 16, 2004, which we refer to as Predecessor. All financial information relating to the Company prior to July 17, 2004 is for our Predecessor.

	(Successor)				(Predecessor)
	Year Ended December 31,			Period July 17, 2004 to December 31,	Period January 1, 2004 to July 16,	Year ended December 31,
	2007	2006	2005	2004	2004	2003
	(Amounts in thousands, except per share and percentage data)
Consolidated Statement of Income (Loss) Data:
Interest income	$163,689	$173,781	$139,563	$19,052	$22,912	$46,100
Interest expense	61,440	57,584	31,694	3,762	6,797	16,605

Net interest income	102,249	116,197	107,869	15,290	16,115	29,495
Provision for loan losses	24,666	4,290	3,400	—	4,700	900

Net interest income after provision for loan losses	77,583	111,907	104,469	15,290	11,415	28,595
Noninterest income	10,696	12,717	10,317	1,784	2,426	4,589
Noninterest expense(1)	226,556	90,908	91,983	10,947	14,514	22,048

Income (loss) before income taxes	(138,227)	33,716	22,803	6,127	(673)	11,136
Income tax expense (benefit)	(185)	11,286	7,639	2,331	411	4,231

Income (loss) from continuing operations	(138,092)	22,430	15,164	3,796	(1,084)	6,905
Income (loss) from discontinued operations, net of tax	—	1,988	(482)	—	—	—

Net income (loss)	$(138,092)	$24,418	$14,682	$3,796	$(1,084)	$6,905

Share Data:
Basic earnings (loss) per share	$(2.60)	$0.42	$0.27	$0.20	$(0.70)	$4.45
Diluted earnings (loss) per share	$(2.60)	$0.42	$0.27	$0.20	$(0.70)	$4.37
Basic earnings (loss) from continuing operations per share	$(2.60)	$0.39	$0.28	$0.20	$(0.70)	$4.45
Diluted earnings (loss) from continuing operations per share	$(2.60)	$0.39	$0.28	$0.20	$(0.70)	$4.37
Book value per share	$7.96	$10.30	$10.13	$9.85	$37.17	$38.22
Weighted average shares outstanding—basic	53,109,307	57,539,996	54,222,327	19,199,601	1,554,873	1,550,457
Weighted average shares outstanding—diluted	53,109,307	57,636,365	54,295,083	19,199,601	1,554,873	1,580,086
Common shares outstanding at end of period	52,616,991	57,236,795	60,403,764	52,333,334	1,557,568	1,545,948

(1)
Noninterest expense in 2007 includes a goodwill impairment charge of $142,210,000.

	(Successor)					(Predecessor)
	At or for the Year Ended December 31,			At December 31, 2004 or for the period from July 17, 2004 to December 31,		At or for the Year Ended December 31,
	2007	2006	2005	2004		2003
	(Amounts in thousands, except share, per share and percentage data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,356	$49,620	$98,942	$90,927		$23,731
Investments and other securities	166,317	200,322	175,753	145,502		33,588
Net loans (including loans held for sale)	1,756,428	1,919,588	2,046,938	1,624,100		619,812
Total assets	2,371,664	2,720,600	2,980,757	2,399,201		708,677
Deposits	1,799,507	1,960,105	2,048,352	1,678,499		580,435
Debt	128,571	134,340	215,872	109,341		66,016
Stockholders' equity	418,654	589,459	598,748	515,414		59,089
Selected Other Balance Sheet Data:
Average assets	2,611,973	2,850,533	2,558,794	752,303		719,499
Average earning assets	2,073,569	2,172,141	1,956,050	657,485		679,562
Average stockholders' equity	551,532	597,491	542,684	119,776		58,227
Selected Financial Ratios:
Return on average assets(a)	(5.29)%	0.86%	0.57%	0.36	%(b)	0.96%
Return on average stockholders' equity(c)	(25.04)%	4.09%	2.71%	2.26	%(d)	11.86%
Net interest margin(e)	4.93%	5.35%	5.51%	5.06	%(f)	4.34%
Efficiency ratio(g)	67.01%	61.35%	67.56%	64.12%		64.69%
Selected Asset Quality Ratios:
Nonperforming assets to total assets	0.98%	1.25%	1.05%	0.84%		2.74%
Nonperforming loans to total loans	1.11%	1.69%	1.44%	0.88%		2.44%
Allowance for loan losses to total loans	1.44%	1.43%	1.33%	1.52%		1.22%
Allowance for loan losses to nonperforming loans	129.61%	84.91%	92.39%	173.78%		49.90%
Net charge-offs to average loans	1.44%	0.21%	0.23%	1.15	%(h)	0.38%

(a)
Return on average assets is determined by dividing net income (loss) by average assets.

(b)
Represents net income for the period July 17, 2004 to December 31, 2004 divided by Successor average assets.

(c)
Return on average stockholders' equity is determined by dividing net income (loss) by average stockholders' equity.

(d)
Represents Successor net income divided by Successor average stockholders' equity.

(e)
Net interest margin is determined by dividing net interest income (fully taxable equivalent) by average interest-earning assets.

(f)
Represents net income for the period July 17, 2004 to December 31, 2004 divided by Successor average interest-earning assets.

(g)
Efficiency ratio is determined by dividing total noninterest expense, less goodwill impairment and intangible amortization expense, by an amount equal to net interest income plus noninterest income.

(h)
Represents net charge-offs for the period July 17, 2004 to December 31, 2004 divided by Successor average loans.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the disclosure regarding "Forward-Looking Statements and Factors that Could Affect Future Results" set forth in the beginning of Part I of this report, as well as the discussion set forth in "Item 1A. Risk Factors" and "Item 8. Financial Statements and Supplementary Data."

  Overview

        We are a financial holding company and a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and leases and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing loan and deposit accounts and fees from trust services. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

        Centennial Bank Holdings, Inc. has a single bank subsidiary, Guaranty Bank and Trust Company. This structure is a result of a combination of four separate acquisitions and two divestitures as follows:

Date of Completion
Acquisitions
Entity
Centennial Bank Holdings, Inc. (Predecessor) —Centennial Bank of the West (merged into Guaranty Bank on January 1, 2008)	July 16, 2004
Guaranty Corporation —Guaranty Bank and Trust Company —First National Bank of Strasburg (merged into Guaranty Bank on April 14, 2005) —Collegiate Peaks Bank (divested on November 1, 2006)	December 31, 2004
First MainStreet Financial, Ltd. —First MainStreet Bank, N.A. (merged into Centennial Bank of the West) —First MainStreet Insurance, Ltd. (divested on March 1, 2006)	October 1, 2005
Foothills Bank (merged into Guaranty Bank)	November 1, 2005
Divestitures
Entity
First MainStreet Insurance, Ltd. (asset sale)	March 1, 2006
Collegiate Peaks Bank	November 1, 2006

Application of Critical Accounting Policies and Accounting Estimates

        Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies that we believe are critical or involve significant management judgment.

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

        The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. We begin the valuation process by identifying the reporting units related to the goodwill. We identified only one reporting unit, banking operations, in relation to our goodwill asset and segment reporting. If our impairment analysis indicates that the fair value of our reporting unit is less than its carrying amount, then we will have to write down the amount of goodwill we carry on our balance sheet through a charge to our operations.

        Our impairment analysis estimates the value of our reporting unit using a weighted average of the discounted cash flow model and guideline change of control transactions method. Specifically, the guideline change of control transaction method is a simple average of capitalized earnings, capitalized tangible book value and core deposit premium plus tangible book value methods. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our operations. The most significant elements in the goodwill evaluation are the level of our projected cash flows and comparable sales multiples from similar institutions. A decline in our earnings could cause our cash flows to decline, which may not be sufficient to support the carrying value of goodwill. Similarly, a decline in sales multiples could cause the guideline change of control transaction method value to decline, which may not be sufficient to support the carrying value of goodwill.

Allowance for Loan Losses

        The loan portfolio is the largest category of assets on our balance sheets. We determine probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

        We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

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

Other Real Estate Owned and Foreclosed Assets

        Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest income.

Investment in Debt and Equity Securities

        We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

Deferred Income Tax Assets/Liabilities

        Our net deferred income tax liability arises from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of our taxable income, estimates of our future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets would be evaluated for a potential valuation reserve.

        Additionally, the Company reviews its uncertain tax positions annually under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

        This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to "Notes to Consolidated Financial Statements" in Item 8, "Financial Statements and Supplementary Data", to gain a better understanding of how our financial performance is measured and reported.

RESULTS OF OPERATIONS

        The following table presents certain key aspects of our performance. The comparability of these financial measures are impacted by our fourth quarter 2005 acquisitions of First MainStreet and Foothills, as well as the 2006 divestiture of Collegiate Peaks Bank.

Table 1

				Change—Increase (Decrease)
	Year Ended December 31,
					2006 v 2005
	2007	2006	2005	2007 v 2006
	(Amounts in thousands, except share data)
Results of Operations:
Interest income	$163,689	$173,781	$139,563	$(10,092)	$34,218
Interest expense	61,440	57,584	31,694	(3,856)	25,890

Net interest income	102,249	116,197	107,869	(13,948)	8,328
Provision for loan losses	24,666	4,290	3,400	(20,376)	890

Net interest income after provision for loan losses	77,583	111,907	104,469	(34,324)	7,438
Noninterest income	10,696	12,717	10,317	(2,021)	2,400
Noninterest expense	226,556	90,908	91,983	(135,648)	(1,075)

Income (loss) before income taxes	(138,277)	33,716	22,803	(171,993)	10,913
Income tax expense	(185)	11,286	7,639	11,471	3,647

Income (loss) from continuing operations	(138,092)	22,430	15,164	(160,522)	7,266
Income (loss) from discontinued operations (net of tax)	—	1,988	(482)	(1,988)	2,470

Net income (loss)	$(138,092)	$24,418	$14,682	$(162,510)	$9,736

Share Data:
Basic and diluted earnings (loss) per share	$(2.60)	$0.42	$0.27	$(3.02)	$0.15
Return on average assets	(5.29)%	0.86%	0.57%	(6.15)%	0.29%
Return on average equity	(25.04)%	4.09%	2.71%	(29.13)%	1.38%

2007 Compared to 2006

        The net loss of $138.1 million for the year ended December 31, 2007 was $162.5 million lower than the $24.4 million net income for the year ended December 31, 2006. The primary reasons for the decrease in net income year-over-year is due to a $142.2 million goodwill impairment charge, as well as a $20.4 million increase to the provision for loan losses. Additionally, there was a $6.5 million charge recorded in 2007 for the settlement of a law suit as discussed in Note 16 in "Notes to Consolidated Financial Statements" in Item 8, "Financial Statements and Supplementary Data". Our goodwill and other intangible asset balances caused a proportional reduction in our return on average assets and return on average equity when compared to entities with minimal intangible asset balances. Our 2007 return on average assets and return on average equity both decreased significantly from 2006 due to the goodwill impairment, provision for loan losses and lawsuit settlement charges described above.

2006 Compared to 2005

        Net income for the year ended December 31, 2006 increased to $24.4 million from $14.7 million for the year ended December 31, 2005. Components of the increase in net income included an $8.3 million increase in our net interest income, a $2.4 million increase in noninterest income and a $1.1 million decrease in noninterest expense. For 2006, our noninterest expense included $11.8 million, or $7.3 million after the impact of taxes, of amortization on intangible assets associated with our acquisitions. Our 2005 intangible amortization was $12.5 million, or $7.7 million after the impact of taxes. We also recorded $2.0 million of income from discontinued operations, which includes a net $0.8 million gain on the sale of Collegiate Peaks Bank and $1.2 million of income earned from the 2006 operations of Collegiate Peaks and First MainStreet Insurance. Our 2006 return on average assets and return on average equity both increased from 2005 to 0.9% and 4.1%, respectively. A substantial portion of the changes between 2006 and 2005 financial measures are attributable to our fourth quarter 2005 acquisitions of First MainStreet and Foothills.

Net Interest Income and Net Interest Margin

        Net interest income is our primary source of income and represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

        The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net interest income	$102,249	$116,197	$107,869
Interest rate spread	3.94%	4.48%	4.89%
Net interest margin	4.93%	5.35%	5.51%

        The following table presents, for the years indicated, average assets, liabilities and stockholders' equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

Table 3

	Year Ended December 31,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,871,703	$153,214	8.19%	$1,978,003	$163,830	8.28%
Investment securities(1)
Taxable	52,166	2,515	4.82%	64,628	2,868	4.44%
Tax-exempt	104,592	5,193	4.97%	93,683	4,869	5.20%
Bank stocks(4)	32,091	1,853	5.78%	30,331	1,805	5.95%
Other earning assets	13,017	914	7.02%	5,496	409	7.44%

Total interest-earning assets	2,073,569	163,689	7.89%	2,172,141	173,781	8.00%
Non-earning assets:
Cash and due from banks	48,283			71,562
Other assets	490,121			606,830

Total assets	$2,611,973			$2,850,533

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$157,806	$1,009	0.64%	$167,381	$968	0.58%
Money market	638,295	23,583	3.69%	628,341	21,429	3.41%
Savings	77,602	602	0.78%	93,622	700	0.75%
Time certificates of deposit	562,075	28,400	5.05%	574,320	24,240	4.22%

Total interest-bearing deposits	1,435,778	53,594	3.73%	1,463,664	47,337	3.23%
Borrowings:
Repurchase agreements	29,104	1,346	4.62%	27,927	1,231	4.41%
Federal funds purchased	741	44	5.93%	521	25	4.80%
Subordinated debentures	41,239	3,756	9.11%	41,243	3,666	8.89%
Borrowings	47,895	2,700	5.64%	102,327	5,325	5.18%

Total interest-bearing liabilities	1,554,757	61,440	3.95%	1,635,682	57,584	3.52%
Noninterest bearing liabilities:
Demand deposits	476,876			519,893
Other liabilities	28,808			97,467

Total liabilities	2,060,441			2,253,042
Stockholders' equity	551,532			597,491

Total liabilities and stockholders' equity	$2,611,973			$2,850,533

Net interest income		$102,249			$116,197

Net interest margin			4.93%			5.35%

(1)
Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 5.08% and 5.49% for the twelve months ended December 31, 2007 and December 31, 2006, respectively.
(2)
The loan average balances and rates include nonaccrual loans.
(3)
Net loan fees of $5.2 million and $6.6 million at December 31, 2007 and 2006, respectively, are included in the yield computation.
(4)
Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

        The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior- period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Table 4

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Net Change	Rate	Volume
	(Amounts in thousands)
Interest income:
Gross loans, net of unearned fees	$(10,616)	$(1,896)	$(8,720)
Investment securities
Taxable	(353)	287	(640)
Tax-exempt	324	(202)	526
Bank Stocks	48	(50)	98
Other earning assets	505	(22)	527

Total interest income	(10,092)	(1,883)	(8,209)
Interest expense:
Deposits:
Interest-bearing demand	41	89	(48)
Money market	2,154	1,810	344
Savings	(98)	28	(126)
Time certificates of deposit	4,160	4,664	(504)
Repurchase agreements	115	62	53
Federal funds purchased	19	7	12
Subordinated debentures	90	90	—
Borrowings	(2,625)	488	(3,113)

Total interest expense	3,856	7,238	(3,381)

Net interest income	$(13,948)	$(9,121)	$(4,827)

2007 Compared to 2006

        Net interest income decreased by $13.9 million, or 12%, for 2007 as compared to 2006. This decrease is attributable to a $9.1 million unfavorable rate variance and a $4.8 million unfavorable volume variance as illustrated in Table 4 above.

        The $9.1 million unfavorable rate variance is due mostly to an increase in the cost of funds in 2007 as compared to 2006. The cost of funds increased from 3.52% in 2006 to 3.95% in 2007, primarily due to higher rates paid on certificates of deposits. The rates on certificates of deposits increased to 5.05% in 2007 from 4.22% in 2006 due mostly to increased competition. Despite a 2.1% decline in average balances of certificate of deposits from 2006 to 2007, the interest expense related to these accounts increased by $4.2 million, or 17.2%. To mitigate the impact of this issue, management began employing a strategy in 2007 to lower the volume of brokered and internet time deposit accounts. The actual balance of time deposit accounts has fallen by $97.5 million, or 16.9%, from December 31, 2006 to December 31, 2007.

        During the second half of 2007, the Federal Reserve Board decreased the federal funds rate three separate times by a total of 100 basis points. The overall federal funds rate declined from 5.25% at December 31, 2006 to 4.25% at December 31, 2007. Subsequent to year end, the Federal Reserve Board decreased the rate two more times by a total of 125 basis points. At February 29, 2008, the federal funds rate was 3.0%. The federal funds rate has a direct impact on overall rates in the economy, and in particular on the prime rate. The prime rate is the rate to which many of our variable rate loans are tied. The prime rate declined by identical basis point amounts as the federal funds rate. The prime rate declined by 100 basis points to 7.25% at December 31, 2007 as compared to 8.25% at December 31, 2006. Since December 31, 2007, the prime rate has fallen another 125 basis points to 6.0%. As the overall prime rate declines, management expects that the overall net interest margin of the bank will also decline.

        The $4.8 million unfavorable volume variance is due mostly to a $98.6 million, or 4.5%, decline in average interest-earning assets from 2006 to 2007 as highlighted in Table 3 above. This decrease is mostly attributable to a decrease in overall loan balances. Specifically, the actual balance of construction loans has declined by $192.2 million, or 45.0%, from 2006 to 2007 as part of a strategy to reduce the overall risk of the loan portfolio. This decline in construction loans was partially offset by increases in commercial real estate loans and commercial loans. In particular, the areas of focus have been on the energy and middle-market loan portfolios, which saw a $123.6 million increase in balances from 2006 to 2007.

        The following table presents for the years indicated, average assets, liabilities and stockholders' equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

Table 5

	Year Ended December 31,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,978,003	$163,830	8.28%	$1,778,973	$132,245	7.43%
Investment securities(1)
Taxable	64,628	2,868	4.44%	85,466	1,599	1.87%
Tax-exempt	93,683	4,869	5.20%	53,101	2,708	5.10%
Bank stocks(4)	30,331	1,805	5.95%	18,340	1,076	5.87%
Other earning assets	5,496	409	7.44%	20,170	1,935	9.59%

Total interest-earning assets	2,172,141	173,781	8.00%	1,956,050	139,563	7.13%
Non-earning assets:
Cash and due from banks	71,562			63,165
Other assets	606,830			539,579

Total assets	$2,850,533			$2,558,794

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$167,381	$968	0.58%	$122,967	$436	0.35%
Money market	628,341	21,429	3.41%	535,974	10,141	1.89%
Savings	93,622	700	0.75%	85,539	624	0.73%
Time certificates of deposit	574,320	24,240	4.22%	501,564	13,672	2.73%

Total interest-bearing deposits	1,463,664	47,337	3.23%	1,246,044	24,873	2.00%
Borrowings:
Repurchase agreements	27,927	1,231	4.41%	29,844	861	2.89%
Federal funds purchased	521	25	4.80%	4,712	130	2.76%
Subordinated debentures	41,243	3,666	8.89%	41,695	2,515	6.03%
Borrowings	102,327	5,325	5.18%	90,050	3,315	3.68%

Total interest-bearing liabilities	1,635,682	57,584	3.52%	1,412,345	31,694	2.24%
Noninterest bearing liabilities:
Demand deposits	519,893			503,868
Other liabilities	97,467			99,897

Total liabilities	2,253,042			2,016,110
Stockholders' equity	597,491			542,684

Total liabilities and stockholders' equity	$2,850,533			$2,558,794

Net interest income		$116,197			$107,869

Net interest margin			5.35%			5.51%

(1)
Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 5.49% and 5.61% for the twelve months ended December 31, 2006 and December 31, 2005, respectively.

(2)
The loan average balances and rates include nonaccrual loans.

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

Table 6

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Net Change	Rate	Volume
	(Amounts in thousands)
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

Provision for Loan Losses

        The provision for loan losses in each year represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our reserve methodology and reflects our judgments about the adequacy of the allowance for loan losses. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectibility and impairment. The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral value lessen our exposure to loan loss provision.

        For further discussion of the methodology and factors impacting management's estimate of the allowance for loan losses, see "Financial Condition—Allowance for Loan Losses" below. For a discussion of impaired loans and associated collateral values, see "Financial Condition—Nonperforming Assets and Potential Problem Loans" below.

2007 Compared to 2006

        The provision for loan losses increased by $20.4 million to $24.7 million for the year ended December 31, 2007 as compared to $4.3 million in 2006. The 2007 provision for loan loss was mostly attributable to the second and third quarters as discussed below.

        In the second quarter 2007, the Company recorded a provision for loan losses of $12.8 million. There were several factors causing the significant increase in the provision for loan losses in the second quarter 2007. First, the Company modified its credit management philosophy during the second quarter. As a result, the Company enhanced its risk weighting methodology and adopted an accelerated disposition strategy regarding problem credits. Further, new collateral valuations and sales of existing properties in the second quarter due to the deterioration of real estate values, particularly in Northern Colorado, contributed to this increase. Impaired loans increased to $55.8 million at the end of second quarter 2007 from $38.8 million at the end of 2006. The modified credit management philosophy was the primary factor in the $7.9 million increase in the specific reserves in the second quarter of 2007. The specific reserve was $14.1 million at the end of the second quarter, or approximately 25% of total impaired loans. This compared to a specific reserve of $8.0 million, or 21% of total impaired loans at the end of 2006.

        Consistent with the modification of its credit management philosophy in the second quarter 2007, the Company sold a portfolio of its nonperforming and classified loans in a bulk sale, rather than continuing to work out each credit individually. This, along with the continued deterioration of the real estate values in Northern Colorado, was the cause for a significant portion of the $8.0 million provision for loan losses made in the third quarter 2007.

2006 Compared to 2005

        In response to loan portfolio changes occurring in the third and fourth quarters of 2006, we recorded a $1.6 million and $2.7 million charge to earnings through the provision for loan losses in the third quarter 2006 and fourth quarter 2006, respectively, for a total of $4.3 million for the year ended December 31, 2006. In 2005, we recorded $3.4 million charge to earnings through the provision for loan losses, consisting of $1.7 million in both the first and fourth quarters of 2005. The provisions for loan losses recorded in 2006 and 2005 were in response to loan portfolio changes.

Noninterest Income

        The following table presents our major categories of noninterest income:

Table 7

	Year Ended December 31,
				2007 v 2006	2006 v 2005
	2007	2006	2005
	(Amounts in thousands)
Customer service and other fees	$9,509	$10,385	$8,481	$(876)	$1,904
Gain (loss) on sale of securities	—	(4)	(7)	4	3
Gain on sale of loans	—	719	1,316	(719)	(597)
Other income	1,187	1,617	527	(430)	1,090

Total noninterest income	$10,696	$12,717	$10,317	$(2,021)	$2,400

2007 Compared to 2006

        Overall noninterest income declined by $2.0 million, or 15.9%, from 2006 to 2007. This decline was due in part to a $0.7 million decline in the gain on sale of loans as a result of the discontinuation of the Company's residential mortgage group at the end of the third quarter of 2006, as well as a $0.9 million decline in customer service and other fees. Customer service and other fees declined mostly due to a $0.5 million decrease in loan placement fees as a result of the discontinuation of the Company's residential mortgage group in 2006, as well as a $0.5 million decline in analysis charges as a result of greater earnings credits on compensating balances. Earnings credits on compensating balances are used by corporate deposit account customers to offset banking fees. As interest rates increase, the amount of service charge income generally declines.

        Other income also decreased by $0.4 million, or 26.6%, from 2006 to 2007. Included in other income are net gains and losses on the sale of other real estate. There was a $0.4 million decrease in the gain on sale of other real estate and foreclosed assets from 2006 to 2007.

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

Noninterest Expense

        The following table presents the major categories of noninterest expense:

Table 8

	Year Ended December 31,
					2006 v 2005
	2007	2006	2005	2007 v 2006
	(Amounts in thousands)
Salaries and employee benefits	$39,179	$46,185	$41,426	$(7,006)	$4,759
Occupancy expense	7,813	7,977	6,887	(164)	1,090
Furniture and equipment	4,864	4,859	3,778	5	1,081
Impairment of goodwill	142,210	—	—	142,210	—
Amortization	8,666	11,815	12,389	(3,150)	(574)
Other general and administrative	23,824	20,072	27,503	3,753	(7,431)

Total noninterest expense	$226,556	$90,908	$91,983	$135,648	$(1,075)

2007 Compared to 2006

        Overall noninterest expense increased by $135.6 million in 2007 as compared to 2006. This increase was mostly due to a $142.2 million goodwill impairment charge taken in the fourth quarter 2007. Additionally, other general and administrative expenses increased mostly due to settlement of a lawsuit during the second quarter 2007. These increases were partly offset by decreases in salaries and employee benefits, as well as amortization of intangible assets.

        Salaries and employee benefits decreased by $7.0 million, or 15.2%, from 2006 to 2007. The decrease is mostly attributable to a $5.0 million decrease in bonus and incentive expense in 2007. The remainder of the decrease from 2007 is due mostly to overall decreases in salary expense as a result of an eight percent decline in full-time equivalent employees. This decline in full-time equivalent employees is due mostly to a continuing focus on the appropriate level of staff for each business unit.

        Goodwill impairment was $142.2 million in 2007 as compared to none in the prior year. Goodwill is required to be reviewed at least annually for impairment. The Company performs its annual impairment test as of October 31st. Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed. Step two requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value determined in step one to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets. This allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not actually written up or written down, nor is any additional unrecognized identifiable intangible asset recorded as a part of this process. Step one of the impairment test indicated that the fair value of the reporting unit was $133.1 million less than its carrying value. The valuation employed in step one utilized different valuation techniques including the discounted cash flows method, as well as the change of control valuation method. The change of control valuation method including three different change of control methods including capitalized earnings, capitalized tangible book value and the core deposit premium plus tangible book value methods. The lower value in step one of the impairment test is attributable to lower market valuations for banking institutions in the latter part of 2007, the weakening of the credit market in the second half of 2007 and the decline in real estate values, particularly in Northern Colorado. The difference between fair value and carrying value in step one of the impairment test was increased by approximately $9.1 million as a result of the overall increase to values of the remainder of the Company's assets and liabilities as determined in step two of the impairment test.

        Amortization expense decreased in 2007 by $3.2 million, or 26.7%, as a result of accelerated amortization methods and the expiration of certain identifiable intangible assets including noncompete agreements. Amortization expense is projected to decrease by $1.2 million, or 14.2%, in 2008 as compared to 2007 as presented in Note 9, Other Intangible Assets, to "Item 8. Financial Statements and Supplemental Date—Notes to Consolidated Financial Statements".

        Other general and administrative expenses increased by $3.8 million, or 18.7%, to $23.8 million in 2007 as compared to $20.1 million in 2006. The increase is mostly due to a $6.5 million charge in the second quarter 2007 as a result of a settlement of the Barnes action as discussed in Note 16, Contingencies to "Item 8. Financial Statements and Supplemental Date—Notes to Consolidated Financial Statements". Additionally, the Company incurred a $1.0 million charge as a result of merging its subsidiary banks. Without these two charges, other general and administrative expense would have declined by $3.7 million in 2007 as compared to 2006. The largest portion of this decline relates to $1.8 million of expenses related to a management transition in 2006. The remainder of the decline is due to an overall decrease in several categories such as professional fees, and business development and office-related expenses.

2006 Compared to 2005

        The $90.9 million of noninterest expense in 2006 represents a decrease of $1.1 million from 2005. Merger, acquisition and transition expense decreased by $8.6 million for 2006. In 2005, we incurred costs associated with the integration of our acquisitions, which included the integration of the 2004 Centennial Bank and Guaranty acquisitions, and the 2005 First MainStreet and Foothills acquisitions. We had substantially completed the integration and transition efforts associated with the acquisitions by the end of 2005, which resulted in the $8.6 million decrease in expense. The acquisitions of First MainStreet and Foothills in the fourth quarter 2005 is the primary cause of our increase in most noninterest expense categories in 2006.

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

Income Taxes Expense (Benefit)

2007 Compared to 2006

        The effective tax benefit in 2007 is 0.1%, as compared to an effective tax rate of 33.5% in 2006. The reason for the small benefit in 2007 is mostly due to tax-exempt income offsetting most of the net income before taxes, but after the goodwill impairment charge. Goodwill impairment is not tax deductible, therefore, there was no tax benefit associated with this $142.2 million charge. The taxable loss before taxes for financial reporting purposes in 2007 was $138.3 million. After adding back the nondeductible goodwill impairment charge of $142.2 million, the 2007 taxable income before taxes for financial reporting purposes would have been $3.9 million. This was mostly offset by tax-exempt income causing an overall small tax benefit in 2007.

        For 2006, the effective tax rate was 33.5%. The primary difference between the expected tax rate of 35% and the effective tax rate was due to tax-exempt income, partially offset by state income tax.

2006 Compared to 2005

        Our effective tax rate for each of the years ended December 31, 2006 and 2005 was 33.5%, with $11.3 million and $7.6 million, respectively, recorded as tax provision expense. The impact of tax-exempt interest income is the primary reason for an effective rate of 33.5% that is 4.5% less than our 38.0% statutory rate.

FINANCIAL CONDITION

        At December 31, 2007, we had total assets of $2.4 billion, compared to $2.7 billion and $3.0 billion at December 31, 2006 and 2005, respectively. The overall $348.9 million decline in total assets in 2007 as compared to 2006 is mostly attributable to a $163.7 million decrease in net loans, and a $150.9 million decrease in goodwill and other intangible assets.

        The $260.2 million decline in overall assets in 2006 as compared to 2005, was primarily attributable to a $98.3 million decrease in assets from Collegiate Peak Bank's assets, which were sold in November 2006, and a $120.1 million decrease in loans. Additionally, nonearning assets declined by $81.1 million primarily due to a decline in cash balances and intangible assets. The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2007	2006	2005
	(Amounts in thousands)
Total assets	$2,371,664	$2,720,600	$2,980,757
Earning Assets	1,949,211	2,152,053	2,232,818
Deposits	1,799,507	1,960,105	2,048,352

Loans

        The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 10

	2007		2006
	Amount	% of Loans	Amount	% of Total
	(Dollars in thousands)
Real estate:
Mortgage	$762,102	43%	$742,524	38%
Construction	235,236	13%	427,465	22%
Commercial	679,717	38%	647,915	33%
Agricultural	39,506	2%	51,338	3%
Consumer	40,835	2%	50,222	2%
Lease financing and other	27,653	2%	32,144	2%

Total gross loans	1,785,049	100%	1,951,608	100%

Less: allowance for loan losses	(25,711)		(27,899)
Unearned discount	(3,402)		(4,121)

Net Loans	$1,755,936		$1,919,588

Loans held for sale at lower of cost or market	$492		$—

        Total loans, excluding loans held for sale, decreased by $165.8 million, or 8.5%, from 2006 to 2007. Most of the decline is attributable to a $192.2 million decline in construction loans as a result of a strategy to reduce the concentration of residential and land development loans. Further, approximately $47.9 million of non-performing and classified loans were sold in October 2007. Partially offsetting these declines was an overall increase in commercial and commercial real estate loans. In particular, middle-market and energy loan portfolio balances grew by $123.6 million from December 31, 2006.

        During 2007, the Company's approach to loan underwriting placed more emphasis on the borrower's cash equity invested in the project being financed, expertise and experience as it relates to the project, the borrower's capacity and ability to carry the projects beyond the underlying collateral pledged and continued efforts to reduce exposure with respect to residential construction and land development loans. These more conservative interpretations of the Company's underwriting policies also contributed to the decline in overall loans during 2007.

        With respect to group concentrations, most of the Company's business activity is with customers in the state of Colorado. At December 31, 2007, the Company did not have any significant concentrations in any particular industry.

Loan maturities

        The following table shows the amounts of loans outstanding at December 31, 2007, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans.

Table 11

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(Amounts in thousands)
Real estate—mortgage	$201,311	$288,698	$272,093	$762,102	$237,941	$322,850
Real estate—construction	138,924	49,979	46,333	235,236	19,842	76,470
Commercial	345,651	160,479	173,587	679,717	87,359	246,707
Agricultural	13,478	10,515	15,513	39,506	8,384	17,644
Consumer	10,638	14,956	15,241	40,835	28,829	1,368
Lease receivable and other	2,342	4,254	21,057	27,653	2,480	22,831

Total	$712,344	$528,881	$543,824	$1,785,049	$384,835	$687,870

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

        Loans are generally placed on nonaccrual status when they become 90 days or more past due or at such time as management determines, after considering economic and business conditions and an analysis of the borrower's financial condition, that the timely recognition of principal and interest is doubtful.

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

Table 12

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases, not restructured	$19,309	$32,852
Accruing loans past due 90 days or more	527	3
Other real estate owned	3,517	1,207

Total nonperforming assets	$23,353	$34,062

Impaired Loans:
Nonperforming loans	$19,836	$32,855
Other impaired loans	3,492	5,978

Total impaired loans	$23,328	$38,833
Allocated allowance for loan losses	(4,283)	(8,028)

Net investment in impaired loans	$19,045	$30,805

Impaired loans with a valuation allowance	$16,663	$23,616
Impaired loans without a valuation allowance	6,665	15,217

Total impaired loans	$23,328	$38,833

Valuation allowance related to impaired loans	$4,283	$8,028

Valuation allowance as a percent of impaired loans	18.4%	20.7%

Nonaccrual loans to loans, net of unearned discount	1.08%	1.69%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	1.31%	1.75%
Allowance for loan losses to nonperforming loans	129.62%	84.91%
Allowance for loan losses to impaired loans	110.22%	71.84%

        Nonperforming assets of $23.4 million at December 31, 2007 reflected a decrease of $10.7 million, or 31.4%, from the December 31, 2006 balance of $34.1 million. Although there was a $10.7 million decrease in overall nonperforming assets during 2007, this was primarily attributable to the sale of certain nonperforming loans during 2007. Nonperforming assets had increased to $37.0 million at the end of the second quarter 2007 before falling to $20.2 million at the end of the third quarter 2007. Due to the continued decline in real estate values in Colorado, the amount of nonperforming assets increased in the fourth quarter 2007.

        At December 31, 2007 no additional funds are committed to be advanced in connection with impaired loans.

        The following table presents our nonperforming assets at the dates indicated:

Table 13

	Successor				Predecessor
	December 31,
					December 31, 2003
	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans, not restructured	$19,309	$32,852	$29,608	$11,905	$15,338
Accruing loans past due 90 days or more	527	3	131	2,494	—

Total nonperforming loans (NPLs)	19,836	32,855	29,739	14,399	15,338
Other real estate owned	3,517	1,207	1,465	5,707	4,087

Total nonperforming assets (NPAs)	$23,353	$34,062	$31,204	$20,106	$19,425

Selected ratios:
NPLs to loans, net of unearned discount	1.11%	1.69%	1.44%	0.88%	2.44%
NPAs to total assets	0.98%	1.25%	1.05%	0.84%	2.74%

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

        Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses on all other loans. Impaired loans are discussed in the previous section.

        In estimating the nonspecific allowance for loan losses, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned risk ratings using regulatory definitions of "special mention," "substandard," and "doubtful". Loans graded as either "doubtful" or "loss" are generally partially or fully charged off.

        For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon three years of historical loss rates and adjusted for qualitative factors affecting loan portfolio collectibility as described above.

        The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the actual allowance for loan losses at each quarter end and any shortfall is covered by an additional provision for loan losses.

        The table below summarizes loans held for investment, average loans held for investment, nonperforming loans and changes in the allowance for loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

Table 14

	Successor				Predecessor
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$27,899	$27,475	$25,022	$7,653	$9,257
Allowance acquired through acquisition	—	—	3,855	17,304	—
Unfunded commitment allowance(1)	—	—	(718)	—	—
Loan charge-offs:
Real estate—mortgage	12,354	2,186	1,740	1,232	708
Real estate—construction	12,469	2,044	200	67	207
Commercial	2,825	1,154	2,848	2,413	975
Agricultural	654	40	35	709	810
Consumer	497	477	670	867	719
Lease receivable and other	174	26	48	23	182

Total loan charge-offs:	28,973	5,927	5,541	5,311	3,601

Recoveries:
Real estate—mortgage	906	359	188	36	78
Real estate—construction	279	65	135	9	194
Commercial	385	1,023	802	302	523
Agricultural	394	84	73	190	116
Consumer	134	223	133	126	166
Lease receivable and other	21	—	126	13	20

Total loan recoveries	2,119	1,754	1,457	676	1,097

Net loan charge-offs	26,854	4,173	4,084	4,635	2,504
Provision for loan losses(2)	24,666	4,597	3,400	4,700	900

Balance, end of period	$25,711	$27,899	$27,475	$25,022	$7,653

Loans held for investment	$1,781,647	$1,947,487	$2,067,593	$1,641,821	$627,465
Average loans held for investment	1,868,856	1,975,055	1,774,241	614,543	652,046
Non-performing loans	23,353	32,855	29,739	14,339	15,338
Selected ratios:
Net charge-offs to average loans held for investment	1.44%	0.21%	0.23%	0.76%	0.38%
Provision for the allowance for loans to average loans	1.38%	0.23%	0.19%	0.76%	0.14%
Allowance for loans to loans held for investment at end of period	1.44%	1.43%	1.33%	1.52%	1.22%
Allowance for loans to non-performing loans	110.10%	84.91%	92.39%	173.78%	49.90%

(1)
The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities at December 31, 2005.

(2)
The provision for loan losses noted in the consolidated statements of income (loss) for the year ended December 31, 2006, includes a provision for loan losses of $4,597,000 and a recovery on the reserve for unfunded commitments of $307,000

        At December 31, 2007, the allowance for loan losses was $25.7 million, or 1.44% of total loans held for investment. This compares to an allowance for loan loss of $27.9 million, or 1.43% of total loans held for investment at December 31, 2006.

        The increase in charge-offs related to real estate-mortgage and real estate-construction loans in 2007 was primarily a result of the modification of the Company's credit management philosophy, and in particular the implementation of an accelerated disposition strategy. Further, the Company sold a portion of its nonperforming and classified loans. Most of these loans were construction and real estate loans. These items are further discussed above under "Provision for Loan Losses" in Item 7.

        The Company's loss exposure on its nonperforming and substandard loans continues to be mitigated by collateral positions on these loans. The value of these collateral positions deteriorated during 2007, causing the overall allowance for loan loss to remain at a level similar to the prior year despite decreases in overall nonperforming assets in 2007, as discussed above.

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

        The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Table 15

	At December 31,
	Successor								Predecessor
	2007		2006		2005		2004		2003
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage	$16,072	62.5%	$6,150	22.0%	$10,611	38.6%	$7,139	28.5%	$3,703	54.6%
Real estate—construction	4,180	16.3%	8,520	30.5%	1,928	7.0%	2,844	11.4%	1,012	17.6%
Commercial	4,087	15.9%	8,452	30.3%	9,115	33.2%	6,185	24.7%	1,635	11.0%
Agricultural	387	1.5%	2,071	7.4%	477	1.7%	1,463	5.8%	385	11.4%
Consumer	909	3.5%	2,027	7.3%	721	2.6%	1,458	5.8%	549	4.7%
Leases receivable and other	76	0.3%	679	2.5%	8	0.0%	137	0.5%	41	0.7%
Unallocated(a)	—	0.0%	—	0.0%	4,615	16.9%	5,796	23.3%	328	0.0%

Total	$25,711	100.0%	$27,899	100.0%	$27,475	100.0%	$25,022	100.0%	$7,653	100.0%

(a)
Represents our estimate of risk associated with general economic conditions and portfolio concentrations that are not directly correlated to a specific loan classification. This estimate was reallocated into the loan categories in 2006.

        During 2007, the allocation of the reserve to real estate-mortgage loans is primarily attributable to higher balances of nonperforming and classified loans being associated with real estate mortgage loans. This is due in part to a general deterioration in real estate values, particularly in Northern Colorado, during 2007. Approximately $4.3 million, or 17.1%, of the $25.7 million allowance for loan losses at December 31, 2007, relates to loans specifically reserved. This compares to $8.0 million, or 28.8%, of the $27.9 million allowance for loan losses at December 31, 2006. The decline in the specific allocation is directly attributable to the overall decline in loans identified as impaired. The general reserve as a percent of the overall reserve increased in 2007 as compared to 2006 due to higher historical losses with the charge-offs in 2007, as well as adjustments to general economic conditions, the volume and severity of classified assets as it relates to expected losses from lower collateral valuations and the company's accelerated disposition strategy.

Securities

        We manage our investment portfolio principally to provide liquidity and to balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk. The carrying value of our portfolio of investment securities at the dates indicated are as follows:

Table 16

	At December 31,
	2007	2006
	(Amounts in thousands)
Securities available-for-sale:
U.S. Government agencies and sponsored entities	$10,456	$2,408
Obligations of states and political subdivisions	76,876	115,571
Mortgage backed securities	30,038	38,440
Marketable equity securities	1,047	841
Other securities	547	—

Total securities available-for-sale	$118,964	$157,260

Securities held-to-maturity:
Mortgage-backed securities	$14,899	$11,217

Bank stocks	$32,464	$31,845

        Securities available-for-sale are carried at fair value, while securities held-to-maturity and bank stocks are carried at historical cost.

        The carrying value of our investment securities at December 31, 2007 totaled $166.3 million compared to $200.3 million at December 31, 2006. The makeup of our investment portfolio shifted away from municipal bonds to U.S. government sponsored agencies during 2007. In 2006, we financed a hospital construction project through the purchase of $40 million of the hospital's bonds, which is recorded as an available-for-sale security. Generally, we did not replace the maturities or calls of municipal bonds in 2007.

        The following table shows the maturities of investment securities at December 31, 2007, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

Table 17

	At December 31, 2007
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agencies and sponsored entities	$7,981	4.59%	$2,475	4.56%	$—	0.00%	$—	0.00%
Obligations of states and political subdivisions	4,812	5.79%	20,620	6.19%	6,852	6.15%	44,591	7.54%
Mortgage backed securities	655	4.08%	491	4.63%	13,477	4.55%	15,415	5.03%
Marketable equity securities	—	0.00%	1,047	24.84%	—	0.00%	—	0.00%
Other securities	4	6.25%	544	6.25%	—	0.00%	—	0.00%

Total securities available-for-sale	$13,452	5.00%	$25,177	6.77%	$20,329	5.09%	$60,006	6.89%

Securities held-to-maturity:
Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$14,889	5.58%

	At December 31, 2006
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agencies	$—	0.00%	$2,408	4.56%	$—	0.00%	$—	0.00%
Obligations of states and political subdivisions	2,908	5.89%	44,118	8.43%	10,334	5.94%	58,211	7.20%
Mortgage backed securities	—	0.00%	1,404	4.36%	16,338	4.67%	20,698	4.78%
Marketable equity securities	—	0.00%	841	23.74%	—	0.00%	—	0.00%

Total securities available-for-sale	$2,908	5.89%	$48,771	8.39%	$26,672	5.16%	$78,909	6.57%

Securities held-to-maturity:
Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$11,217	5.49%

        At December 31, 2007 and 2006, we held $32.5 million and $31.8 million, respectively, of other securities consisting of equity securities with no maturity date, which are not reflected in the above schedule.

  Deposits

        Total deposits were $1.8 billion at December 31, 2007, as compared to $2.0 billion at December 31, 2006. Our 2007 average noninterest bearing deposits constituted 24.9% of our 2007 average total deposits, which compares to 2006 average noninterest bearing deposits to 2006 total average deposits of 26.2%. Our noninterest-bearing demand deposits decreased by $2.3 million, to $515.3 million at December 31, 2007. Our interest bearing demand deposits, including money market and savings accounts, decreased by $60.7 million, to $804.1 million at December 31, 2007. Our certificates of deposit decreased by $97.5 million to $480.1 million at December 31, 2007, or 26.7% of total deposits, compared to 29.5% at December 31, 2006. Our 2007 cost on deposits increased to 3.73% from 3.23% for 2006, primarily as a result of the increase in the cost of time deposits. The decrease in time deposits is primarily a strategic decision to mitigate the impact of interest compression.

        The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 18

	At December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing deposits	$476,876	0.00%	$519,893	0.00%	$503,868	0.00%
Interest bearing demand	157,806	0.64%	167,381	0.58%	122,967	0.35%
Money market	638,295	3.69%	628,342	3.41%	535,974	1.89%
Savings	77,602	0.78%	93,622	0.75%	85,539	0.73%
Time	562,075	5.05%	574,320	4.22%	501,564	2.72%

Total deposits	$1,912,654	3.73%	$1,983,558	3.23%	$1,749,912	2.00%

        Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at the dates indicated:

	At December 31,
	2007	2006
	(Amounts in thousands)
Due in three months or less	$68,578	$102,070
Due in over three months through six months	61,917	63,637
Due in over six months through twelve months	88,693	138,009
Due in over twelve months	24,431	58,638

Totals	$243,619	$362,354

        The following table presents the mix of our deposits by type based on average balances for each of the periods indicated.

Table 20

	At December 31,
	Successor						Combined Successor and Predecessor
	2007		2006		2005		2004
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$476,876	24.93%	$519,893	26.21%	$503,868	28.79%	$92,525	16.24%
Interest bearing demand	157,806	8.25%	167,381	8.44%	122,967	7.03%	49,068	8.62%
Money market	638,295	33.37%	628,342	31.68%	535,974	30.63%	118,677	20.85%
Savings	77,602	4.06%	93,622	4.72%	85,539	4.89%	26,283	4.62%
Time	562,075	29.39%	574,320	28.95%	501,564	28.66%	282,774	49.67%

Total deposits	$1,912,654	100.00%	$1,983,558	100.00%	$1,749,912	100.00%	$569,327	100.00%

Borrowings

Subordinated Debentures and Trust Preferred Securities

        In September 2000, the predecessor to the Company formed CenBank Statutory Trust I and completed an offering of $10.0 million 10.6% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to the predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Subordinated Debentures. Interest paid on the 10.6% Debentures will be distributed to the holders of the 10.6% Preferred Securities. Distributions payable on the 10.6% Preferred Securities are recorded as interest expense in the consolidated statements of income. These 10.6% Debentures are unsecured, junior rank and are subordinate in right of payment to all senior debt of the Company. The 10.6% Preferred Securities are subject to mandatory redemption upon repayment of the 10.6% Debentures. We have the right, subject to events of default, to defer payments of interest on the 10.6% Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the 10.6% Debentures. The 10.6% Debentures mature on September 7, 2030, which may be shortened by us to not earlier than September 7, 2010, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.6% Debentures or the 10.6% Preferred Securities.

        In February 2001, the predecessor to the Company formed CenBank Statutory Trust II and completed an offering of $5.0 million 10.2% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to the predecessor and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Subordinated Debentures. Interest paid on the 10.2% Debentures will be distributed to the holders of the 10.2% Preferred Securities. Terms and conditions of the 10.2% Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The 10.2% Debentures mature on February 22, 2031, which may be shortened by us to not earlier than February 22, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.2% Debentures or the 10.2% Preferred Securities.

        In April 2004, the predecessor to the Company formed CenBank Statutory Trust III and completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to the predecessor and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Subordinated Debentures. Interest paid on the floating rate Debentures will be distributed to the holders of the floating rate Preferred Securities. Terms and conditions of the floating rate Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The floating rate Debentures mature on April 15, 2034, which may be shortened by us to not earlier than April 15, 2009, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the floating rate Debentures or the floating rate Preferred Securities.

        In June 2003, Guaranty Corporation formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Guaranty and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued by Guaranty. We assumed Guaranty's obligations relating to such securities upon our acquisition of Guaranty. Interest paid on the debt securities will be distributed to the holders of the Preferred Securities. We have the right, subject to events of default, to defer payments of interest on the subordinated debt securities at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the subordinated debt securities. The subordinated debt securities mature on July 7, 2033, which may be shortened by us to not earlier than July 7, 2008, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trust, the subordinated debt securities or the trust preferred securities. Management is currently evaluating the impact of whether to call these debentures on July 7, 2008.

        For financial reporting purposes, the trusts were treated as our non-banking subsidiaries and consolidated in the consolidated financial statements prior to December 31, 2003. Since our adoption of FIN 46R on December 31, 2003, the trusts are treated as investments and not consolidated in the consolidated financial statements. Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the securities issued by the trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2007, all of the trusts' securities outstanding qualified as Tier 1 capital. The Company's investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

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

Other Borrowings

        We have a revolving line of credit and several term notes with the Federal Home Loan Bank. At December 31, 2007 and 2006, we had $47.3 million and $64.3 million outstanding, respectively. The maximum credit allowance for future borrowings was $316.2 million and $301.0 million at December 31, 2007 and 2006, respectively, and includes term notes and the line of credit. The interest rate on the line of credit varies daily with the federal funds rate. The term notes have fixed interest rates that range from 3.25% to 6.22%. We have executed a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings.

        We have a $70 million revolving credit agreement, as amended, with U.S. Bank National Association that contains financial covenants, including maintaining a minimum adjusted return (excludes goodwill impairment and intangible amortization) on average quarterly assets, a maximum nonperforming assets to total loans ratio, and regulatory capital ratios that qualify the Company as well-capitalized. As of December 31, 2007 and 2006, we had an outstanding balance of $15.2 million and $2.5 million, respectively, and were in compliance with all debt covenants. The line of credit has a variable rate based on the federal funds rate, which was 5.5% at December 31, 2007. The line of credit is secured by the stock of Guaranty Bank. U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees. The current revolving credit agreement expires on March 31, 2008. Management expects to renew this agreement with U.S. Bank with similar provisions and covenants.

CAPITAL

        Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of "core" or "Tier 1" capital to total risk-weighted assets of at least 4%, a ratio of Tier 1 capital to total average assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to total risk-weighted assets of at least 8%. Total risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high risk loans, and adding the products together.

Table 21

	Ratio at December 31, 2007	Minimum Capital Requirement	Minimum Requirement for "Well Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated Centennial Bank Holdings, Inc.	10.87%	8.00%	10.00%
Centennial Bank of the West	13.38%	8.00%	10.00%
Guaranty Bank and Trust Company	10.55%	8.00%	10.00%
Tier 1 Risk Based Capital Ratio
Consolidated Centennial Bank Holdings, Inc.	9.62%	4.00%	6.00%
Centennial Bank of the West	12.13%	4.00%	6.00%
Guaranty Bank and Trust Company	9.35%	4.00%	6.00%
Leverage Ratio
Consolidated Centennial Bank Holdings, Inc.	8.55%	4.00%	5.00%
Centennial Bank of the West	9.71%	4.00%	5.00%
Guaranty Bank and Trust Company	8.82%	4.00%	5.00%

LIQUIDITY

        Based on our existing business plan, we believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

        We rely on dividends, management fees, and charges for services from the Bank as primary sources of liquidity for the holding company. We plan to continue to utilize the available dividends from the Bank for holding company operations, subject to regulatory and other restrictions. In general, the Bank is able to dividend earnings to the holding company, subject to the Bank maintaining capital ratios that meet the minimum requirement for classification for well-capitalized institutions. In addition to the Bank, we also utilize our $70 million revolving credit agreement for liquidity management purposes. We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

        The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. In addition, while fluctuations in the balances of large depositors may cause temporary increases and decreases in liquidity from time to time, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

        We believe that if the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank, could be employed to meet those current and presently anticipated funding needs. At December 31, 2007, the available credit from these sources was $609.3 million.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES, AND CONTRACTUAL OBLIGATIONS

Contractual Obligations

        The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2007:

Table 22

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Amounts in thousands)
Contractual Obligations
Subordinated Debentures	$41,239	$—	$—	$—	$41,239
Treasury Tax and Loan note	1,199	1,199	—	—	—
U.S. Bank Line of Credit	15,160	15,160	—	—	—
Federal Home Loan Bank Obligations	47,356	598	3,354	3,058	40,346
Operating Lease Obligations	21,535	3,322	5,975	5,269	6,969

Totals	$126,489	$20,279	$9,329	$8,327	$88,554

Off Balance Sheet Commitments
Commitments to extend credit	$582,988	$348,745	$170,300	$33,888	$30,055
Standby letters of credit	33,573	20,755	12,652	166	—
Commercial letters of credit	—	—	—	—	—

Totals	$616,561	$369,500	$182,952	$34,054	$30,055

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We have not entered into any market risk sensitive instruments for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Balance sheet hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

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

Gap Analysis

        A traditional measure of a financial institution's interest rate risk is the static gap analysis. Traditional gap analysis calculates the dollar amount of mismatches between assets and liabilities, at certain time periods, whose interest rates are subject to repricing at their contractual maturity date or repricing period. A static gap is the difference between the amount of assets and liabilities that are expected to mature or re-price within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

        At December 31, 2007, we had a negative gap of $38.1 million, or a negative 1.6% of total assets, that would be subject to re-pricing within one year, with a total positive gap of $506.9 million, or 21.4% of our total assets. The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of December 31, 2007. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date:

Table 23

	Less Than 3 Months	3 Months to 1 Year	1 to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(Dollars in thousands)
Interest-bearing cash and cash equivalents	$756	$—	$—	$—	$—	$756
Investment securities	8,752	10,166	30,040	84,895	32,464	166,317
Loans, gross	1,028,513	189,759	410,990	155,786	—	1,785,048
All other assets	—	—	—	—	419,543	419,543

Totals	$1,038,021	$199,925	$441,030	$240,681	$452,007	$2,371,664

Deposits	$946,444	$289,076	$48,679	$9	$515,299	$1,799,507
Assets under repurchase agreements and federal funds purchases	23,617	—	—	—	—	23,617
Borrowings	16,364	593	6,412	40,346	—	63,715
Subordinated debentures	—	—	—	41,239	—	41,239
All other liabilities	—	—	—	—	24,932	24,932
Stockholder's equity	—	—	—	—	418,654	418,654

Totals	$986,425	$289,669	$55,091	$81,594	$958,885	$2,371,664

Period gap (assets minus liabilities)	51,596	(89,744)	385,939	159,087	(506,878)
Cumulative gap	51,596	(38,148)	347,791	506,878	—
Cumulative rate sensitive gap %	2.2%	(1.6)%	14.7%	21.4%

        At December 31, 2007, we had approximately $1.2 billion in assets and $1.3 billion in liabilities repricing within one year, with our rate sensitive liabilities exceeding our rate sensitive assets by $38.1 million, or 1.6% of total assets. This means that $38.1 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). This analysis indicates that at December 31, 2007, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, the liability sensitive gap position in the less than one year category is largely the result of classifying interest-bearing NOW accounts, money market accounts, and savings accounts as immediately repriceable and therefore maturing in the less than three month column. Changes in the actual repricings or mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

        Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we have experienced higher net interest income when rates rise, and lower net interest income when rates fall, in contrast to what is indicated by the gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report On Internal Control Over Financial Reporting

        The management of Centennial Bank Holdings, Inc., including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        As of December 31, 2007, Centennial Bank Holdings, Inc. management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

        Crowe Chizek and Company LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ DANIEL M. QUINN Daniel M. Quinn President and Chief Executive Officer	/s/ PAUL W. TAYLOR Paul W. Taylor Executive Vice President and Chief Financial Officer

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Centennial Bank Holdings, Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheet of Centennial Bank Holdings, Inc. as of December 31, 2007, and the related consolidated statements of income (loss), changes in stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. We also have audited Centennial Bank Holdings, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Centennial Bank Holdings, Inc. management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for it's assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centennial Bank Holdings, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, Centennial Bank Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Oak Brook, Illinois
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Centennial Bank Holdings, Inc.:

        We have audited the accompanying consolidated balance sheet of Centennial Bank Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income (loss), changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Bank Holdings, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Denver, Colorado
March 23, 2007

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
	(Amounts in thousands, except share and per share data)
Assets
Cash and due from banks	$51,611	$45,409
Federal funds sold	745	4,211

Cash and cash equivalents	52,356	49,620

Securities available for sale, at fair value	118,964	157,260
Securities held to maturity (fair value of $14,916 and $11,157 at December 31, 2007 and December 31, 2006)	14,889	11,217
Bank stocks, at cost	32,464	31,845

Total investments	166,317	200,322

Loans, net of unearned discount	1,781,647	1,947,487
Less allowance for loan losses	(25,711)	(27,899)

Net loans	1,755,936	1,919,588

Loans, held for sale	492	—
Premises and equipment, net	69,981	74,166
Other real estate owned and foreclosed assets	3,517	1,207
Goodwill	250,748	392,958
Other intangible assets, net	32,933	41,599
Other assets	39,384	41,140

Total assets	$2,371,664	$2,720,600

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$515,299	$517,612
Interest-bearing demand	732,156	777,579
Savings	71,944	87,265
Time	480,108	577,649

Total deposits	1,799,507	1,960,105

Securities sold under agreements to repurchase and federal fund purchases	23,617	25,469
Borrowings	63,715	67,632
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	24,932	36,696

Total liabilities	1,953,010	2,131,141

Commitments and Contingent Liabilities (Notes 15 and 16)	—	—
Stockholders' equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 64,378,450 shares issued, 52,616,991 shares outstanding at December 31, 2007 (includes 1,651,345 shares of unvested restricted stock and 60,507 shares to be issued); 64,154,950 shares issued, 57,236,795 shares outstanding at December 31, 2006 (includes 1,725,825 shares of unvested restricted stock and 77,539 of shares to be issued)	64	64
Additional paid-in capital	617,611	614,489
Shares to be issued for deferred compensation obligations	573	775
Retained earnings (accumulated deficit)	(95,196)	42,896
Accumulated other comprehensive income (loss)	(1,472)	809
Treasury stock, at cost, 10,983,653 and 6,450,418 shares, respectively	(102,926)	(69,574)

Total stockholders' equity	418,654	589,459

Total liabilities and stockholders' equity	$2,371,664	$2,720,600

See "Notes to Consolidated Financial Statements."

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

Years ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except share and per share data)
Interest income:
Loans, including fees	$153,214	$163,830	$132,245
Investment securities:
Taxable	2,515	2,868	2,955
Tax-exempt	5,193	4,869	2,708
Dividends	1,853	1,805	1,076
Federal funds sold and other	914	409	579

Total interest income	163,689	173,781	139,563

Interest expense:
Deposits	53,594	47,337	24,873
Federal funds purchased and repurchase agreements	1,390	1,274	991
Borrowings	2,700	5,307	2,515
Subordinated debentures	3,756	3,666	3,315

Total interest expense	61,440	57,584	31,694

Net interest income	102,249	116,197	107,869
Provision for loan losses	24,666	4,290	3,400

Net interest income, after provision for loan losses	77,583	111,907	104,469
Noninterest income:
Customer service and other fees	9,509	10,385	8,481
Loss on sale of securities	—	(4)	(7)
Gain on sale of loans	—	719	1,316
Other	1,187	1,617	527

Total noninterest income	10,696	12,717	10,317
Noninterest expense:
Salaries and employee benefits	39,179	46,185	41,426
Occupancy expense	7,813	7,977	6,887
Furniture and equipment	4,864	4,859	3,778
Impairment of goodwill	142,210	—	—
Amortization of intangible assets	8,666	11,815	12,389
Other general and administrative	23,824	20,072	27,503

Total noninterest expense	226,556	90,908	91,983

Income (loss) before income taxes	(138,277)	33,716	22,803
Income tax expense (benefit)	(185)	11,286	7,639

Income (loss) from continuing operations	(138,092)	22,430	15,164
Income (loss) from discontinued operations, net of tax	—	1,988	(482)

Net income (loss)	$(138,092)	$24,418	$14,682

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$(2.60)	$0.39	$0.28
Income (loss) from discontinued operations, net of tax	—	0.03	(0.01)
Net income (loss)	(2.60)	0.42	0.27
Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$(2.60)	$0.39	$0.28
Income (loss) from discontinued operations, net of tax	—	0.03	(0.01)
Net income (loss)	(2.60)	0.42	0.27
Weighted average shares outstanding-basic	53,109,307	57,539,986	54,222,327
Weighted average shares outstanding-diluted	53,109,307	57,636,355	54,295,083

See "Notes to Consolidated Financial Statements."

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

Years ended December 31, 2007, 2006 and 2005

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	(Amounts in thousands, except share data)
Balance, December 31, 2004	52,333,334	$511,640	$—	$—	$3,796	$(22)	$515,414
Comprehensive income:
Net income		—	—	—	14,682	—	14,682
Other comprehensive income		—	—	—	—	115	115

Total comprehensive income							14,797
Stock compensation awards, net of forfeitures	1,278,631	—	—	—	—	—	—
Earned stock award compensation		800	—	—	—	—	800
Repurchase of common stock	(2,725,928)	—	—	(31,975)	—	—	(31,975)
Deferred compensation	9,517,727	99,936	—	—	—	—	99,936
Costs associated with issuance of common stock	—	(504)					(504)
Tax effect of stock options exercised	—	280	—	—	—	—	280

Balance, December 31, 2005	60,403,764	612,152	—	(31,975)	18,478	93	598,748
Comprehensive income:
Net income	—	—	—	—	24,418	—	24,418
Other comprehensive income	—	—	—	—	—	716	716

Total comprehensive income							25,134
Stock compensation awards, net of forfeitures	479,992	—	—	—	—	—	—
Earned stock award compensation	—	2,899	—	—	—	—	2,899
Repurchase of common stock	(3,724,500)	—	—	(37,599)	—	—	(37,599)
Deferred compensation	77,539	(500)	775	—	—	—	275
Tax effect of stock options exercised	—	2	—	—	—	—	2

Balance, December 31, 2006	57,236,795	614,553	775	(69,574)	42,896	809	589,459
Comprehensive income (loss):
Net loss	—	—	—	—	(138,092)	—	(138,092)
Other comprehensive loss	—	—	—	—	—	(2,281)	(2,281)

Total comprehensive loss							(140,373)
Stock compensation awards, net of forfeitures	(13,267)	—	—	—	—	—	—
Earned stock award compensation	—	2,871	—	—	—	—	2,871
Repurchase of common stock	(4,618,438)	—	—	(33,386)	—	—	(33,386)
Deferred compensation	11,901	—	83	—	—	—	83
Common shares issued	—	251	(285)	34	—	—	—

Balance, December 31, 2007	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654

See "Notes to Consolidated Financial Statements."

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(138,092)	$24,418	$14,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,914	18,107	17,620
Provision for loan losses	24,666	4,390	3,484
Stock compensation	2,871	2,899	800
Loss on sale of securities	—	4	7
Loss (gain) on sale of real estate owned and assets	269	(329)	(441)
Real estate valuation adjustments	203	910	567
Impairment of assets from discontinued operations, net	—	(838)	1,542
Impairment of goodwill	142,210	—	—
Other	(886)	(1,575)	(1,040)
Proceeds from sales of loans held for sale	—	58,128	95,462
Originations of loans held for sale	—	(50,589)	(93,658)
Net change in:
Other assets	1,756	139	(10,633)
Interest payable and other liabilities	(10,361)	(4,877)	6,291

Net cash provided by operating activities	35,550	50,787	34,683

Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisitions	—	—	36,075
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	46,724	85,245	219,330
Purchases	(12,050)	(103,333)	(172,942)
Activity in held-to-maturity securities and bank stocks:
Sales, maturities, prepayments, and calls	1,531	553	254
Purchases	(5,194)	(5,725)	(1,155)
Loan originations and principal collections, net	103,190	108,319	(95,140)
Proceeds from sale of loans held for sale	31,459	—	—
Proceeds from sales of foreclosed assets	1,424	5,689	7,247
Proceeds from sales of premises and equipment	933	9,238	1,964
Additions to premises and equipment	(1,078)	(14,745)	(9,261)
Net cash and cash equivalents transferred in sale of subsidiary	—	(19,391)	—

Net cash provided (used) by investing activities	166,939	65,850	(13,628)

Cash flows from financing activities:
Net decrease in deposits	(160,598)	(73,086)	(68,535)
Net change in short-term borrowings	(42,158)	(56,666)	84,226
Proceeds from issuance of long-term debt	40,000	—	—
Repayment of long-term debt	(1,759)	(5,877)	(659)
Net change in federal funds purchased and repurchase agreements	(1,852)	(10,597)	17,415
Repurchase of common stock	(33,386)	(37,854)	(31,720)
Costs associated with issuance of common stock	—	(1,750)	(504)
Tax benefit from vesting of stock compensation	—	2	280

Net cash provided (used) by financing activities	(199,753)	(185,828)	503

Net change in cash and cash equivalents	2,736	(69,191)	21,558
Cash and cash equivalents, beginning of year	49,620	118,811	97,253

Cash and cash equivalents, end of year	$52,356	$49,620	$118,811

Cash and cash equivalents-consolidated statements of cash flows	52,356	49,620	118,811
Cash and cash equivalents from discontinued operations	—	—	(19,869)

Cash and cash equivalents-consolidated balance sheets	$52,356	$49,620	$98,942

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$62,416	$58,232	$31,985
Income taxes paid	8,398	18,393	12,288
Supplemental disclosure of noncash activities:
Stock issued for acquisitions	—	—	99,936
Loans transferred to other real estate owned	4,125	6,170	2,547

See "Notes to Consolidated Financial Statements."

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization

        Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our wholly-owned subsidiaries. As of December 31, 2007 and 2006, those subsidiaries were Guaranty Bank and Trust Company and Centennial Bank of the West, which we sometimes refer to as Guaranty Bank and CBW, respectively. On January 1, 2008, the Company completed the previously announced merger of CBW into Guaranty Bank.

        At December 31, 2005, those subsidiaries were Guaranty Bank, CBW, and Collegiate Peaks Bank, which was held for sale as of December 31, 2005 and sold on November 1, 2006, and First MainStreet Insurance, Ltd, which was sold on March 1, 2006.

        On April 14, 2005, First National Bank of Strasburg was merged into Guaranty Bank. The acquisitions, as well as our acquisitions in 2005 (see Note 3), were recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

        Reference to "Banks" means Guaranty Bank and CBW. Reference to "Bank" means Guaranty Bank after the merger of CBW and Guaranty Bank. Reference to "we" or "Company" means the Company on a consolidated basis with the Banks, Collegiate Peaks Bank and First MainStreet Insurance, as applicable. Reference to "Centennial" or to the holding company, we are referring to the parent company on a standalone basis.

(2) Summary of Significant Accounting Policies

  (a) Nature of Operations and Principles of Consolidation

        The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

        All significant intercompany transactions and balances are eliminated in consolidation.

        In connection with the sale of First MainStreet Insurance on March 1, 2006, the Company revised its 2005 statement of income to segregate the First MainStreet Insurance results of operations as of and for the year ended December 31, 2005 as discontinued operations. The financial position and results of operations of Collegiate Peaks Bank have been segregated as discontinued operations since December 31, 2004. Collegiate Peaks Bank was sold as of November 1, 2006.

        The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States of America.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (b) Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of goodwill and other intangible assets, stock compensation expense and other real estate owned. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

  (c) Cash Flows

        Cash and cash equivalents on the Company's consolidated balance sheets include cash, balances due from banks and federal funds sold that have an original maturity of three months or less. The Company's statements of cash flows include cash activity of the Company's wholly owned subsidiary, Collegiate Peaks, which was classified as held for sale from its acquisition on December 31, 2004 through its sale on November 1, 2006. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, borrowings, federal funds purchased and repurchase agreements and acquisitions and sales of subsidiaries.

  (d) Securities

        We determine the classification of securities at the time of purchase. If we have the positive intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are carried at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), net of applicable income taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

  (e) Loans Held for Sale

        Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

earnings. Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires discounts or premiums on loans held for sale be deferred until the related loan is sold. Loans held for sale consist of certain classified loans and are generally secured by real estate. Loans held for sale are sold with servicing rights released.

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

  (f) Loans

        The Company extends real estate, commercial, agricultural and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout the Front Range of Colorado. The ability of the Company's borrowers to honor their contracts is dependent upon the real estate and general economic conditions of Colorado, among other factors.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loans acquired in business combinations that have evidence of credit deterioration are recorded at the present value of expected amounts of principal and interest to be received, i.e., fair value. After acquisition, incurred losses are recognized in the allowance for loan losses.

        Interest income is accrued on the unpaid principal balance. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

        The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to the accrual basis of accounting. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

  (g) Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

nature and volume of the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit

        Loans that are deemed to be uncollectible are charged off and deducted from the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment should be charged off. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers all other loans and is based on historical loss experience adjusted for current factors. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

        Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The required allowance for impaired loans is measured on a loan-by-loan basis for commercial, real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Groups of smaller balance homogenous loans are collectively evaluated for impairment.

        The Company also maintains an allowance for unfunded commitments for probable incurred losses with respect to unfunded commitments. The provision for unfunded commitments is reported as a component of other general and administrative expense and the allowance for unfunded commitments is reported as part of interest payable and other liabilities.

  (h) Other Real Estate Owned and Foreclosed Assets

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost basis or fair value at the date of foreclosure, less estimated costs of disposition. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the assets to be acquired by a charge to the allowance for loan losses, if necessary. Subsequent to foreclosure, any reduction in fair value is charged directly to the other real estate owned and foreclosed assets. Operating revenues and expenses of such assets and reductions in the fair value of the assets are included in noninterest expense. Gains and losses on their disposition are included in noninterest income.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (i) Premises and Equipment

        Land is carried at cost. Buildings, equipment and software are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term. Buildings and leasehold improvements carry an estimated useful life of five to forty years and equipment and software carry an estimated useful life of one to fifteen years. Repairs and maintenance are charged to noninterest expense as incurred.

  (j) Bank Stocks

        The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank also owns Federal Reserve Bank (FRB) stock and Banker's Bank of the West (BBOW) stock. FHLB, FRB and BBOW stock is carried at cost, classified as a restricted security, and periodically reviewed for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

  (k) Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. The Company has selected October 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is our only intangible asset with an indefinite life. The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit. We have identified one significant reporting unit—banking operations. We determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

        Our annual impairment analysis as of October 31, 2007, indicated that the step two analysis was necessary. Step two requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that goodwill recognized in a business combination is determined. That is, the fair value of the reporting unit is allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or written down, nor is any additional unrecognized identifiable intangible asset recorded as a part of this process. After step two, it was determined that the implied value of goodwill was less than the carrying cost, and the Company reduced the carrying cost of goodwill with a charge to earnings.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Step one of our annual impairment analysis performed in 2006 and 2005 indicated that there was no impairment in our goodwill, as the fair value of the reporting unit exceeded the carrying cost.

        Core deposit intangible assets, which we refer to as CDI, and other definite-lived intangible assets are recognized apart from goodwill at the time of acquisition based on valuations performed. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized over their useful lives, which we have estimated to range from 7 years to 15 years. The other definite-lived intangible assets are amortized over their useful lives that range from 1 year to 3 years.

  (l) Impairment of Long-Lived Assets

        Long-lived assets, such as premises and equipment, and definite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell.

        Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The gain or loss from a disposal group are recorded as discontinued operations on the statement of income.

  (m) Company-Owned Life Insurance

        The Company has life insurance policies on certain key executives. At December 31, 2007 and 2006, the carrying value of the company-owned life insurance polices was $13,230,000 and $12,749,000 million, respectively, which is included in other assets on the Consolidated Balance Sheets. In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance Insurance) ("EITF 06-5"). Upon adoption of EITF 06-5, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

        EITF 06-5 requires that a policy owner consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, EITF 06-5 requires disclosure when there are contractual restrictions on the Company's ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007, had no impact on the Company's financial condition, results of operations or cash flows.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (n) Stock Incentive Plan

        The Company's Amended and Restated 2005 Stock Incentive Plan ("Plan") provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2007, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, and performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2012. In 2006, the Company added service vesting conditions to certain performance-based share awards (but not with respect to awards held by executive officers). There was no incremental cost associated with this change in vesting conditions. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

  (o) Income Taxes

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption of FIN 48 on January 1, 2007, had no effect on the Company's consolidated financial statements.

        The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matter as other noninterest expense.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (p) Segments of an Enterprise and Related Information

        The Company operates as one segment. The operating information used by the Company's chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented in this report. For the years ended 2007 and 2006, the Company had two active operating subsidiaries, Centennial Bank of the West and Guaranty Bank and Trust Company. For the year ended 2005, the Company had three active operating subsidiaries, Centennial Bank of the West, Guaranty Bank and Trust Company and First MainStreet Insurance, and one operating subsidiary that was held for sale, Collegiate Peaks Bank. The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in determining its reportable segments and related disclosures. The Company has determined that banking is its one reportable business segment. The Company's nonbanking subsidiary, which was sold in 2006, did not meet the 10% threshold for disclosure as an operating segment under SFAS No. 131.

  (q) Earnings (loss) per Common Share

        Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued. In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company's obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the years ended December 31, 2007, 2006 and 2005. Earnings (loss) per common share have been computed based on the following:

	Year Ended December 31,
	2007	2006	2005
Average common shares outstanding	53,109,307	57,539,986	54,222,327
Effect of dilutive unvested stock grants(1)	—	96,369	72,756

Average shares outstanding and calculated diluted earnings per common share	53,109,307	57,636,355	54,295,083

    (1)
    Impact of unvested stock grants is antidilutive in 2007 due to the net loss for the year.

  (r) Other Comprehensive Income (Loss)

        Accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Following are the components of other accumulated comprehensive income (loss) and related tax effects for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Net income (loss)	$(138,092)	$24,418	$14,682
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	(3,684)	1,384	173
Less: Reclassification adjustments for losses included in income	—	4	7

Net unrealized holding gains (losses)	(3,684)	1,388	180
Income tax benefit (loss)	1,403	(672)	(65)

Other comprehensive income (loss)	(2,281)	716	115

Total comprehensive income (loss)	$(140,373)	$25,134	$14,797

        The balance of accumulated other comprehensive income (loss) was ($1,472,000) at December 31, 2007, $809,000 at December 31, 2006 and $93,000 at December 31, 2005. The entire balance of other comprehensive income (loss) at December 31, 2007, 2006 and 2005 was due to unrealized gains (losses) on securities available for sale.

  (s) Deferred Compensation Plans

        The Company has Deferred Compensation Plans (the "Plans") that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the 2005 Deferred Compensation Plan (2005 Plan) are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company's common stock. The 2005 Plan does not provide for diversification of a participant's assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders' equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2007 and 2006, there were 60,507 and 77,539 shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders' equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the 2005 Plan is classified as treasury stock. The Company held 60,502 and 77,366 shares of Company common stock for deferred compensation plan obligations at December 31, 2007 and 2006, respectively, which are recorded as treasury stock.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (t) Restrictions on Cash

        Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The clearing requirement was $500,000 at December 31, 2007 and 2006. At December 31, 2007 and 2006, there was no reserve requirement. These balances do not earn interest.

  (u) Dividend Restriction

        Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to stockholders.

  (v) Fair Value of Financial Instruments

        Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

  (w) Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies at December 31, 2007 and 2006 are more fully disclosed in note 16 to the consolidated financial statements.

  (x) Recently Issued Accounting Standards

        Adoption of New Accounting Standards:    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Effect of Newly Issued But Not Yet Effective Accounting Standards:    In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption in 2008 did not have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Upon adoption of this issue on January 1, 2008, the Company will record a cumulative effect adjustment to reduce beginning retained earnings as of January 1, 2008 by $71,000. The adjustment will increase other liabilities by $114,000 (pre-tax) and reduced the deferred tax liability by $43,000.

        On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption in 2008 did not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued Statement No. 141R, Business Combinations (Revised) ("SFAS 141R"). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

  (y) Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

(3) Acquisitions

        On October 1, 2005, the Company issued 9,517,727 shares of common stock, valued at $99,432,000, to acquire 100% of the stock of First MainStreet Financial, Ltd. ("FMS"). The value of the shares issued was determined based on Company equity transactions in proximity to the negotiations to purchase FMS and the signing of the related definitive purchase agreement. On November 1, 2005, the Company purchased the stock of Foothills Bank. These acquisitions were recorded using the purchase method of accounting, and accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates. For these acquisitions, the Company allocated the purchase price based on the estimated fair values of the tangible and intangible assets and liabilities acquired.

(4) Securities

        The amortized cost and estimated fair value of securities are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Amounts in thousands)
	December 31, 2007
Securities available-for-sale:
U.S. Government agencies and sponsored entities	$10,453	$13	$(10)	$10,456
State and municipal	79,164	607	(2,895)	76,876
Mortgage backed	30,132	108	(202)	30,038
Marketable equity	1,047	—	—	1,047
Other securities	547	—	—	547

Securities available-for-sale	$121,343	$728	$(3,107)	$118,964

Securities held-to-maturity:
Mortgage-backed	$14,889	$93	$(66)	$14,916

	December 31, 2006
Securities available-for-sale:
U.S. Government agencies and sponsored entities	$2,426	$—	$(18)	$2,408
State and municipal	113,649	1,998	(76)	115,571
Mortgage backed	39,039	38	(637)	38,440
Marketable equity	841	—	—	841

Securities available-for-sale	$155,955	$2,036	$(731)	$157,260

Securities held-to-maturity:
Mortgage-backed	$11,217	$38	$(98)	$11,157

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Securities (Continued)

        At year-end 2007 and 2006, there were no holdings of investment securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

        The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the rights to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(Amounts in thousands)
Debt securities available for sale:
Due in one year or less	$12,792	$12,795
Due after one year through five years	22,930	23,095
Due after five years through ten years	6,736	6,852
Due after ten years	47,159	44,590

Total AFS excluding MBS, marketable equity and other securities	89,617	87,332
Mortgage-backed securities, marketable equity and other securities	31,726	31,632

Total available for sale	$121,343	$118,964

	Held to maturity
	Amortized cost	Fair value
	(Amounts in thousands)
Securities held to maturity:
Mortgage-backed securities	$14,889	$14,916

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Description of securities:
U.S. government agencies	$7,981	$(10)	$—	$—	$7,981	$(10)
State and municipal	4,456	(22)	37,081	(2,873)	41,537	(2,895)
Mortgage-backed	1,528	(2)	20,667	(266)	22,195	(268)

Total temporarily impaired	$13,965	$(34)	$57,748	$(3,139)	$71,713	$(3,173)

        All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2007 have fluctuated in value since their purchase dates as a result of changes in market interest rates. These securities include securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Securities (Continued)

rating agencies or have been subject to an annual internal review process by management. We concluded that the continuous unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay. In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statements of income.

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Amounts in thousands)
Description of securities:
U.S. government agencies	$—	$—	$2,408	$(18)	$2,408	$(18)
State and municipal	6,746	(15)	9,527	(61)	16,273	(76)
Mortgage-backed	1,195	(17)	36,623	(718)	37,818	(735)

Total temporarily impaired	$7,941	$(32)	$48,558	$(797)	$56,499	$(829)

        Sales of available for sale securities were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Proceeds	$1,440	$181	$38,833
Gross Gains	1	—	14
Gross Losses	(1)	(4)	(21)

        The tax benefit recorded related to these net realized losses on sale of securities was not material during 2007, 2006 and 2005, respectively.

        Investment securities with carrying values of $90,613,000 and $105,387,000 were pledged at December 31, 2007 and 2006, respectively, as collateral for public deposits and for other purposes as required or permitted by law.

(5) Bank Stocks

        The Company, through its subsidiary banks, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka, and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Bank Stocks (Continued)

restricted in that they can only be redeemed by the issuer at par value. The Company's investment at December 31 was as follows:

	2007	2006
	(Amounts in thousands)
Federal Reserve Bank of Kansas City	$18,395	$18,362
Federal Home Loan Bank of Topeka	13,307	12,722
Other bank stocks securities	762	761

Totals	$32,464	$31,845

(6) Loans

        A summary of the balances of loans at December 31 follows:

	2007	2006
	(Amounts in thousands)
Loans on real estate:
Residential and commercial mortgage	$713,478	$686,056
Construction	235,236	427,465
Equity lines of credit	48,624	56,468
Commercial loans	679,717	647,915
Agricultural loans	39,506	51,338
Lease financing	4,732	6,704
Installment loans to individuals	40,835	50,222
Overdrafts	1,329	4,319
SBA and other	21,592	21,121

	$1,785,049	$1,951,608
Less:
Allowance for loan losses	(25,711)	(27,899)
Unearned discount	(3,402)	(4,121)

Net Loans	$1,755,936	$1,919,588

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans (Continued)

        Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Balance, beginning of period	$27,899	$27,475	$25,022
Provision for loan losses(1)	24,666	4,597	3,400
Loans charged off	(28,973)	(5,927)	(5,541)
Recoveries on loans previously charged-off	2,119	1,754	1,457
Allowance from acquired bank (note 3)	—	—	3,855
Unfunded commitment allowance(2)	—	—	(718)

Balance, end of period	$25,711	$27,899	$27,475

    (1)
    The provision for loan losses noted in the consolidated statements of income (loss) for the year ended December 31, 2006, includes a provision for loan losses of $4,597,000 and a recovery on the reserve for unfunded commitments of $307,000 presented below.

    (2)
    The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities at December 31, 2005.

        A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Balance, beginning of period	$411	$718	$—
Provision (credit) for losses on unfunded commitments	111	(307)	—
Allowance for loan losses(1)			718

Balance, end of period	$522	$411	$718

    (1)
    The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities at December 31, 2005.

        The following is a summary of information pertaining to impaired loans at December 31:

	2007	2006
	(Amounts in thousands)
Impaired loans with a valuations allowance	$16,663	$23,616
Impaired loans without a valuations allowance	6,665	15,217

Total impaired loans	$23,328	$38,833

Valuation allowance related to impaired loans	$4,283	$8,028

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans (Continued)

        The following is a summary of nonaccrual loans and loans past due 90 days still on accrual status:

	2007	2006
	(Amounts in thousands)
Nonaccrual loans	$19,309	$32,852
Loans past due over 90 days still on accrual	$527	$3

        The following is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Average of individually impaired loans during year	$35,160	$42,660	$38,425
Interest income recognized during impairment	$1,410	$350	$1,487
Cash-basis interest income recognized	$1,146	$315	$1,268

        The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period for December 31, 2007 and 2006 was $2,446,000 and $3,284,000, respectively.

(7) Premises and Equipment

        A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2007	2006
	(Amounts in thousands)
Land	$13,693	$14,154
Buildings	48,023	48,160
Leasehold improvements	7,023	6,952
Equipment	15,833	16,426
Software	450	450
Leasehold interest in land	684	684
Construction in progress	309	6

Subtotal	$86,015	$86,832
Accumulated depreciation and amortization	(16,034)	(12,666)

Total premises and equipment	$69,981	$74,166

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4,248,000, $4,545,000 and $3,579,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

        The construction in progress at December 31, 2007, represents signage and software costs. The signage was placed in service in February 2008.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Premises and Equipment (Continued)

        Operating Leases:    Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2007 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (amounts in thousands):

2008	$3,322
2009	2,957
2010	3,018
2011	2,931
2012	2,338
Thereafter	6,969

Total future minimum rent commitments	$21,535

        Certain leases contain options to extend the lease terms for five to fifteen years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $3,391,000, $3,280,000 and $3,192,000, respectively.

(8) Goodwill

        Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2007 and 2006 were as follows (amounts in thousands):

Balance as of December 31, 2005	$392,507
Adjustment to goodwill	1,089
Sale of First Main Street Insurance	(638)

Balance as of December 31, 2006	392,958
Impairment	(142,210)

Balance as of December 31, 2007	$250,748

        Goodwill for the Company's single reporting unit is tested annually for impairment. On the October 31, 2006, testing date it was determined that the fair value of the reporting unit exceeded the carrying value of the reporting unit. For the October 31, 2007, testing date it was determined that the carrying value of the reporting unit was lower than the fair value of the reporting unit. The lower value in 2007 is attributable to lower market valuations for banking institutions in the latter part of 2007, the weakening of the credit market in the second half of 2007 and the decline in real estate values, particularly in Northern Colorado. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method and the guideline change of control transactions method. The amount of the 2007 goodwill impairment was $142,210,000.

        In 2006, the Company adjusted its deferred income tax liabilities related to acquisitions within the prior twelve months, resulting in an adjustment to goodwill of $1,089,000.

(9) Other Intangible Assets

        Intangible assets with definite lives are amortized over their respective estimated useful lives. The Company did not acquire any definite lived intangible assets in 2006 or 2007. The amortization expense

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Other Intangible Assets (Continued)

represents the estimated decline in the value of the underlying intangible assets. The Company had the following definite-lived intangible assets:

	Useful life	December 31, 2007	December 31, 2006
		(Amounts in thousands)
Non-compete employment agreements	2 years	$—	$3,606
Core deposit intangible assets	7 - 15 years	62,975	62,975

Subtotal		62,975	66,581
Accumulated amortization		(30,042)	(24,982)

Other Intangible Assets		$32,933	$41,599

        Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $8,666,000, $11,815,000, and $12,389,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (amounts in thousands):

Total
Fiscal year ending:
2008	$7,434
2009	6,277
2010	5,169
2011	4,091
2012	3,033
Thereafter	6,929

$32,933

(10) Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $243,619,000 and $362,354,000, respectively. At December 31, 2007, the scheduled maturities of interest-bearing time deposits for the next five years are as follows (amounts in thousands):

2008	$431,420
2009	39,748
2010	7,100
2011	1,626
2012	205
Thereafter	9

$480,108

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Securities Sold Under Agreements to Repurchase

        The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2007	2006
	(Dollars in thousands)
Ending Balance	$22,384	$25,469
Weighted-average interest rate at year-end	3.73%	4.74%

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

        Information concerning securities sold under agreements to repurchase is summarized below

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Average daily balance during the year	$29,104	$27,927	$29,844
Average interest rate during the year	4.62%	4.41%	2.89%
Maximum month-end balance during the year	$40,020	$36,502	$33,078

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Borrowings

        A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(Dollars in thousands)
December 31, 2007
Short-term borrowings:
Treasury Tax and Loans	$1,199	Variable	Revolving	$1,000
FHLB line of credit	—	—	Apr-08	316,208
U.S. Bank line of credit	15,160	5.51% (variable)	Mar-08	70,000

Total short-term borrowings	16,359

Long-term borrowings:
FHLB term notes (fixed rate)	47,356	Range: 3.25 - 6.22%	2008 - 2017	See below

Total borrowings	$63,715

December 31, 2006
Short-term borrowings:
Treasury Tax and Loans	$867	Variable	Revolving	$1,000
FHLB line of credit	55,200	5.40 & 5.59% (variable)	Apr-07	300,968
U.S. Bank line of credit	2,450	6.67% (variable)	Nov-07	70,000

Total short-term borrowings	58,517

Long-term borrowings:
FHLB term notes (fixed rate)	9,115	Range: 2.52 - 6.22%	2007 - 2014	See below

Total borrowings	$67,632

        The Company has executed a blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities as collateral for these borrowings. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $316,208,000 and $300,968,000 at December 31, 2007 and 2006, respectively.

        The Company's revolving credit agreement, as amended, with U.S. Bank National Association contains financial covenants, including maintaining a minimum adjusted return (excluding goodwill impairment and intangible asset amortization) on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company to as well-capitalized. As of December 31, 2007, the Company was in compliance with all debt covenants, as amended. The line of credit is secured by the stock of Guaranty Bank. The revolving credit agreement with U.S. Bank expires on March 31, 2008, and is currently in the process of being renewed with similar conditions and covenants.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Borrowings (Continued)

        At December 31, 2007, the scheduled maturities of borrowings are as follows (amounts in thousands):

2008	$16,957
2009	2,044
2010	1,310
2011	3,035
2012	23
Thereafter	40,346

Total borrowings	$63,715

(13) Income Taxes

        The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Current tax provision:
Federal	$3,709	$16,950	$10,078
State	943	2,246	1,307

Total current tax provision	4,652	19,196	11,385

Deferred tax provision (benefit):
Federal	(4,561)	(6,946)	(3,430)
State	(276)	(964)	(316)

Total deferred tax provision	(4,837)	(7,910)	(3,746)

Total tax provision (benefit)	$(185)	$11,286	$7,639

        The total current and deferred tax provision associated with the Company's discontinued operations was $327,000 for the year ended December 31, 2006 and a $3,000 benefit for the year ended December 31, 2005.

        Income tax expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income (loss) from operations as a result of the following:

	Year ended December 31,
	2007	2006	2005
Tax (benefit) at statutory federal rate	(35.0)%	35.0%	35.0%
State tax, net of federal benefit	0.1%	2.5%	3.0%
Tax exempt income	(1.6)%	(4.6)%	(4.3)%
Nondeductible merger expense	0.0%	0.0%	1.4%
Goodwill impairment	36.0%	0.0%	0.0%
Other	0.4%	0.6%	(1.6)%

	(0.1)%	33.5%	33.5%

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        At December 31, 2007, current taxes receivable included in other assets totaled approximately $3,250,000. At December 31, 2006, current taxes payable included in interest payable and other liabilities totaled approximately $1,173,000. At December 31, 2005, current taxes receivable included in other assets totaled approximately $131,000. The Company's net deferred tax liability is included in interest payable and other liabilities.

        Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows:

	2007	2006
	(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$9,773	$10,604
Fair value adjustments on securities, loans, deposits, and subordinated debentures	640	1,015
Other assets, accruals and other real estate owned	2,725	641
Unrealized loss on securities	906	—
Intangible assets	714	865
Stock compensation and other	2,837	1,275

Total deferred tax assets	17,595	14,400

Deferred tax liabilities:
Premises and equipment	5,799	6,275
Fair value adjustments on core deposit intangibles and fixed rate loans	12,804	15,812
FHLB stock, prepaid assets, equity investments and other liabilities	2,144	1,208
Unrealized gain on securities	—	497

Total deferred tax liabilities	20,747	23,792

Deferred tax liability	$(3,152)	$(9,392)

        Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the reliability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2007, 2006 and 2005, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2007, 2006 and 2005.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        At December 31, 2007, the Company had no net operating loss or tax credit carryforwards for federal or state income tax purposes.

        As of December 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense and did not have any accrued interest and/or penalties at December 31, 2007. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Colorado. The Company is no longer subject to examination by taxing authorities for years before 2004.

(14) Subordinated Debentures and Trust Preferred Securities

        The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 8.97% and 9.05% at December 31, 2007 and 2006, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

        In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and completed an offering of $10.0 million, 10.6% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Junior Subordinated Debentures (Debentures) issued. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured and rank junior and are subordinate in right of payment to all senior debt of the Company. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030, which may be shortened by us to not earlier than September 7, 2010, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

        In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and completed an offering of $5.0 million 10.2% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Junior Subordinated Debentures (Debentures) issued. The Company

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Subordinated Debentures and Trust Preferred Securities (Continued)

assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on February 22, 2031, which may be shortened by us to not earlier than February 22, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

        In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Junior Subordinated Debentures (Debentures) issued. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034, which may be shortened by us to not earlier than April 15, 2009, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

        In June 2003, a predecessor the Company formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the Preferred Securities. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on July 7, 2033, which may be shortened by us to not earlier than July 7, 2008, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities. The Company is currently evaluating the impact of whether to call these debentures on July 7, 2008.

        For financial reporting purposes, the Trusts are treated as investments of the Company and not consolidated in the consolidated financial statements. Although the securities issued by each of the Trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the securities issued by the Trusts qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2007 and 2006, all of such securities outstanding qualified as Tier 1 capital. The Company's investment in the common stock of each trust is included in other assets on the Consolidated Balance Sheets.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Subordinated Debentures and Trust Preferred Securities (Continued)

        The following table summarizes the terms of each subordinated debenture issuance at December 31, 2007 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	7.89%	1/15/2008
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	8.34%	1/07/2008

*
Call date represents the earliest date the Company can call the debentures.

(15) Commitments

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

        The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

        At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2007	2006
	(Amounts in thousands)
Commitments to extend credit	$582,988	$555,757
Standby letters of credit	33,573	32,382
Commercial letters of credit	—	274

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral, if necessary, at exercise of the commitment.

        Commitments to extend credit under overdraft protection agreements are commitments for possible future extensions of credit to existing deposit customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Commitments (Continued)

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

        The Company enters into commercial letters of credit on behalf of its customers who authorize a third party to draw drafts on the Company up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Company to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

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

        In April 2007, the Company and the trustees participated in mediation. As a result of the mediation, the parties settled the case and the settlement for $820,000 was approved subsequently by the Bankruptcy Court, of which $228,000 was recorded as expense during 2007.

        On July 22, 2005 and August 18, 2005, two separate but similar actions (i.e., the Barnes action and Teper action, respectively) were filed against Guaranty Bank and a former officer in the Denver District Court, Denver, Colorado by investors who provided funds to Hoover, the Hoover Company or related entities. The investors allege that certain activities of Guaranty Bank and its former officer with respect to the customer relationship with Hoover, the Hoover Company and related entities aided and abetted Hoover and the Hoover Company in securities violations and violations of the Colorado Organized Crime Control Act and amounted to a civil conspiracy, causing the investors to incur damages. The court subsequently dismissed the entire Teper action. In August 2007, the parties settled the Barnes action. As a result of the settlement, the Company incurred a pre-tax charge of approximately $6,500,000, net of insurance coverage. The parties subsequently executed a mutually agreeable settlement agreement and the dismissal of the action with prejudice. The settlement did not constitute an admission of liability or responsibility on the part of Guaranty Bank or its former officer, or an admission of the truth or validity of any allegations or claims made by the Hoover investors.

        In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Contingencies (Continued)

currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(17) Employee Benefit Plans

        During 2005, the Company had two 401(k) Plans that were merged into one 401(k) Plan. Substantially all employees are eligible to participate in the Plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee's compensation as defined by the Plan. For years ended December 31, 2007, 2006 and 2005 expensed contributions to the Plan were $801,000, $781,000 and $731,000, respectively.

  Stock-Based Compensation

        In 2005, the Company's directors and stockholders approved the 2005 Stock Incentive Plan (the "Incentive Plan"). The Company's Board of Directors may grant stock-based compensation awards to officers, directors, key employees and consultants under the terms described in the Incentive Plan. The allowable stock-based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity-Based Awards. The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which include service conditions and established performance measures.

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

        The Incentive Plan authorized grants of stock-based compensation awards of up to 2,500,000 shares of authorized Company common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2007 and 2006, there were 1,651,345 and 1,725,825 shares of unvested stock granted (net of forfeitures), with 754,644 and 741,377 shares available for grant under the Incentive Plan, respectively. Of the 1,651,345 shares outstanding at December 31, 2007, approximately 1,208,000 shares are expected to vest.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Employee Benefit Plans (Continued)

        A summary of the status of unearned stock awards and the change during the year is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2006	1,725,825	$10.67
Awarded	223,500	7.40
Forfeited	(236,767)	10.76
Vested	(61,213)	10.74

Unearned at December 31, 2007	1,651,345	10.21

        The Company recognized $2,871,000, $2,899,000 and $800,000 in compensation expense for services rendered for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements as $1,019,000, $1,102,000 and $304,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, compensation cost of $6,990,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.

        A summary of the Company's awards for the years ended December 31, 2007 and 2006 is presented in the table below:

	Year Ended December 31,
	2007	2006
Number of shares granted	223,500	995,268
Weighted-average grant-date fair value	$7.40	$10.55
Number of shares that vested	61,213	32,798
Fair value of shares vested	$460,584	$344,432
Tax benefit realized	$175,068	$130,919

  Deferred Compensation Plans

        The Company maintains a Deferred Compensation Plan, effective as of June 30, 2005, for a select group of management or highly compensated employees and non-employee members of the Board. The plan, which is meant to be an unfunded deferred compensation plan, is intended to be exempt from certain requirements of the Employee Retirement Income Security Act of 1974. The plan allows the participants to defer up to 80% of their salary and up to 100% of their bonus or incentive compensation, and up to 100% of cash fees in the case of directors, until termination or upon the occurrence of other specified events (e.g., disability, previously specified dates, and unforeseeable emergencies). The plan permits participants to elect to have deferred amounts deemed to be invested in various investment funds or Company common stock. The plan does not guarantee any minimum rate of return. Participation in the plan is voluntary and participants may change their elections annually or otherwise as permitted by the plan and applicable regulations governing the deferred tax treatment of the plan and the Company may, in its sole discretion, make additional contributions to participants' accounts.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Related-Party Transactions

        The Company has granted loans to directors and their affiliates amounting to $5,627,000 and $10,870,000 at December 31, 2007 and 2006, respectively. There were no related-party loans on past due or non-accrual status.

        Activity during 2007 regarding outstanding loans to certain related-party loan customers (directors of the Company, including companies in which they are principal owners) was as follows (amounts in thousands):

Balance, December 31, 2006	$10,870
Advances	14,442
Repayments	(19,685)

Balance, December 31, 2007	$5,627

        Deposits from related parties held by the Company at December 31, 2007 and 2006 amounted to $13,945,000 and $13,682,000, respectively.

        Castle Creek Financial LLC ("Castle Creek Financial") serves as the exclusive financial advisor for the Company. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company's Chairman of the Board (who also served as the Company's Chief Executive Officer through May 2006). During 2005, the Company paid Castle Creek Financial fees of $1,094,000 for services related to acquisitions. Castle Creek Financial was also entitled to reimbursement of expenses and, until August 2005, a quarterly retainer. These amounts totaled $68,000 in 2005. No payments to Castle Creek Financial were made in 2007 or 2006.

        The Company has incurred costs for facility rental and related services from companies that were affiliated with either members of the Board of Directors or certain former members of executive management during 2007, 2006 and 2005. We paid $779,000, $2,122,000 and $1,068,000 to companies with such relationships for facility rental and related services in 2007, 2006 and 2005, respectively. The facility rent for one of the companies affiliated with a member of the Company's board of directors is not disclosed as a related party rent expense in 2007 as the director to whom this company was affiliated is no longer a member of Company's board of directors. In 2006 and 2005, Guaranty paid $232,000 and $2,145,000, respectively, for construction services to a company that was affiliated with a former member of the Guaranty Bank board of directors.

(19) Fair Value of Financial Instruments

        The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value of Financial Instruments (Continued)

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

  (a) Cash and Cash Equivalents

        The carrying amounts of cash and short-term instruments approximate fair values.

  (b) Securities and Bank Stocks

        Fair values for securities are based on quoted market prices. The carrying amount of bank stocks approximates fair value based on the redemption provisions. The carrying value of other investments approximates their fair value.

  (c) Loans and Loans Held-for-Sale

        For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Loans held-for-sale are required to be carrying at the lower of cost or fair value. At December 31, 2007, the carrying amount of loans held-for-sale approximate their fair value.

  (d) Deposits

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

  (e) Short-term Borrowings

        The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  (f) Long-term Borrowings

        The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value of Financial Instruments (Continued)

  (g) Subordinated Debentures

        The fair values of the Company's Subordinated Debentures are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  (h) Accrued Interest Payable

        The carrying amounts of accrued interest approximate fair value.

  (i) Off-balance Sheet Instruments

        Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

        The estimated fair values, and related carrying or notational amounts, of the Company's financial instruments as of December 31, are as follows:

	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	(Amounts in thousands)
Financial assets:
Cash and cash equivalents	$52,356	$52,356	$49,620	$49,620
Securities available for sale	118,964	118,964	157,260	157,260
Securities held to maturity	14,889	14,916	11,217	11,157
Bank stocks	32,464	32,464	31,845	31,845
Loans held for sale	492	492	—	—
Loans, net	1,755,936	1,761,794	1,919,588	1,893,775
Accrued interest receivable	10,252	10,252	13,880	13,880
Financial liabilities:
Deposits	1,799,507	1,800,582	1,960,105	1,957,740
Securities
Federal funds purchased and sold under agreements to repurchase	23,617	23,617	25,469	25,469
Short-term borrowings	16,359	16,359	58,517	58,517
Subordinated debentures	41,239	43,187	41,239	46,087
Long-term borrowings	47,356	41,800	9,115	8,830
Accrued interest payable	4,122	4,122	5,098	5,098

(20) Regulatory Capital Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Regulatory Capital Matters (Continued)

guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company and its bank subsidiaries met all capital adequacy requirements to which they are subject.

        As of December 31, 2007, the most recent notifications from the Company's bank regulatory agencies categorized all the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies. There are no conditions or events since that notification that management believes have changed the categorization of the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Regulatory Capital Matters (Continued)

Company or any of the bank subsidiaries as well capitalized. The Company's and the bank subsidiaries' actual capital amounts and ratios for 2007 and 2006 are presented in the table below.

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total capital to risk weighted assets:
Consolidated	$213,536	10.87%	$157,129	8.00%	N/A	10.00%
CBW	89,956	13.38	53,779	8.00	$67,223	10.00
Guaranty Bank	136,255	10.55	103,347	8.00	129,184	10.00
Tier 1 capital to risk weighted assets:
Consolidated	188,936	9.62	78,564	4.00	N/A	6.00
CBW	81,524	12.13	26,889	4.00	40,334	6.00
Guaranty Bank	120,828	9.35	51,673	4.00	77,510	6.00
Tier 1 capital to average assets:
Consolidated	188,936	8.55	88,448	4.00	N/A	5.00
CBW	81,524	9.71	33,591	4.00	41,989	5.00
Guaranty Bank	120,828	8.82	54,818	4.00	68,523	5.00
As of December 31, 2006:
Total capital to risk weighted assets:
Consolidated	$237,768	11.17%	$170,260	8.00%	N/A	10.00%
CBW	94,065	11.36	66,255	8.00	$82,819	10.00
Guaranty Bank	140,614	10.93	102,965	8.00	128,707	10.00
Tier 1 capital to risk weighted assets:
Consolidated	211,144	9.92	85,128	4.00	N/A	6.00
CBW	83,666	10.10	33,128	4.00	49,691	6.00
Guaranty Bank	126,407	9.82	51,483	4.00	77,224	6.00
Tier 1 capital to average assets:
Consolidated	211,144	8.93	94,585	4.00	N/A	5.00
CBW	83,666	8.90	37,584	4.00	46,980	5.00
Guaranty Bank	126,407	9.14	55,298	4.00	69,122	5.00

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Regulatory Capital Matters (Continued)

  Dividend Restrictions

        The Company's principal source of funds for stock repurchases and operating expenses is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. From time to time, the Bank dividends funds to the Company to assist the Company with its general obligations. The Bank will be required to obtain regulatory approval for dividend payments to the Company.

(21) Assets Held for Sale and Discontinued Operations

        On March 1, 2006, the Company sold certain assets of its First MainStreet Insurance Subsidiary. First MainStreet Insurance was acquired by the Company on October 1, 2005 as part of the First MainStreet Financial, Ltd. acquisition. The following table presents the results of operations that were reported as discontinued operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005(a)
	(Amounts in thousands)
Results of operations:
Interest expense	$1	$1

Noninterest income	507	801

Noninterest expense:
Salaries and employee benefits	253	502
Occupancy expense	21	31
Furniture and equipment	17	14
Amortization	46	69
Merger, acquisition and transition	—	60
Other general and administrative	143	190

Total noninterest expense	480	866

Income (loss) before income taxes	26	(66)
Income taxes provision (benefit)	9	(21)

Income from discontinued operations, net of tax	$17	$(45)

(a)
The 2005 results of operations were reclassified to income from discontinued operations.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Assets Held for Sale and Discontinued Operations (Continued)

        On June 19, 2006, the Company signed a definitive agreement to sell Collegiate Peaks to a new group of investors. This agreement followed the August 25, 2005 definitive agreement for the sale of Collegiate Peaks that was terminated on April 25, 2006. The Company consummated the sale of Collegiate Peaks as of November 1, 2006. Pursuant to the Company's 2005 decision to sell Collegiate Peaks, the Company classified Collegiate Peaks' assets and liabilities as held for sale at the lower of cost or fair value at December 31, 2005. The following table presents the results of operations that are presented in discontinued operations for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)
Selected Results of Operations:
Interest income	$4,651	$3,969
Noninterest income	300	425
Income before income taxes	1,583	1,497
Net income from discontinued operations, net of tax	1,141	1,105

        The income from discontinued operations consisted of the following:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)
Collegiate Peaks income from operations	$1,141	$1,105
Impairment of Collegiate Peaks assets	(325)	(1,937)
Tax benefit from impaired Collegiate Peaks income	124	395
Gain on sale of Collegiate Peaks	1,039	—
First MainStreet Insurance net income (loss)	17	(45)
Elimination of intercompany income from Collegiate Peaks and First MainStreet Ins.	(8)	—

Income (loss) from discontinued operations, net of tax of $327 and $(3), respectively	$1,988	$(482)

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Supplemental Cash Flow Disclosures

        The cash balances and activity associated with Collegiate Peaks Bank were classified as assets held for sale, and as such, did not affect cash and cash equivalents as classified in the Company's consolidated balance sheets as of December 31, 2005, and through November 1, 2006, the date of sale. The following table presents Collegiate Peaks Bank cash activity for the period from January 1, 2006 to November 1, 2006, and the year ended December 31, 2005, which is included in the accompanying statements of cash flows for the years ended December 31, 2006 and 2005. The consolidated statements of cash flows include all cash activity of the Company, including cash and cash equivalents classified within assets held for sale in the Company's consolidated balance sheets.

	Period from January 1, 2006 to November 1, 2006	Year Ended December 31, 2005
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$1,141	$1,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	100	84
Depreciation and amortization	77	93
(Gain) loss on sale of real estate owned and assets	9	—
Other	(228)	(128)
Accrued interest receivable and other assets	(245)	15
Accrued interest payable and other liabilities	60	25

Net cash provided by operating activities	914	1,194

Cash flows from investing activities:
Activity in available-for-sale securities:	—	—
Maturities, prepayments, and calls	11,550	15,854
Purchases	(12,231)	(14,849)
Activity in held-to-maturity securities and bank stocks:	—	—
Maturities, prepayments, and calls	231	—
Loan originations and principal collections, net	(1,594)	2,499
Proceeds from sales of premises and equipment	8	—
Additions to premises and equipment	(40)	(63)

Net cash provided (used) by investing activities	(2,076)	3,441

Cash flows from financing activities:
Net increase (decrease) in deposits	15,687	8,400
Net change in federal funds purchased and repurchase agreements	6,582	508
Dividends paid on common stock	(1,750)	—

Net cash provided (used) by financing activities	20,519	8,908

Net change in cash and cash equivalents	19,357	13,543
Cash and cash equivalents, beginning of period	19,869	6,326
Cash and cash equivalents, end of period	$39,226	$19,869

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$926	$745

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information

        The following is condensed financial information of Centennial Bank Holdings, Inc. (parent company only).

Balance Sheets
(Parent Company Only)
December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands)
ASSETS
Cash	$—	$613
Other loans	872	1,258
Goodwill	4,756	4,756
Investment in subsidiaries	467,446	624,871
Due from subsidiaries	—	247
Other assets	7,128	10,487

Total assets	$480,202	$642,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Borrowings	$15,160	$2,450
Subordinated debentures	41,239	41,239
Other liabilities	5,149	9,084

Total liabilities	61,548	52,773

Stockholders' equity:
Common stock	64	64
Additional paid-in capital	617,611	614,489
Stock to be issued	573	775
Retained earnings (accumulated deficit)	(95,196)	42,896
Accumulated other comprehensive income (loss)	(1,472)	809
Treasury stock	(102,926)	(69,574)

Total stockholders' equity	418,654	589,459

Total liabilities and stockholders' equity	$480,202	$642,232

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information (Continued)

Statements of Income (Loss)
(Parent Company Only)
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
Income:
Interest income on other investments	$74	$111	$97
Charges for services—subsidiary banks	15,511	12,620	3,086
Other	289	405	119

Total income	15,874	13,136	3,302
Expenses:
Interest expense	4,912	4,420	2,875
Salaries and benefits	12,218	11,489	4,343
Professional services	3,024	3,798	3,126
Merger, acquisitions and transition	—	805	2,797
Other	5,377	4,603	439

Total expenses	25,531	25,115	13,580

Loss before federal income taxes and equity in undistributed net income of subsidiaries	(9,656)	(11,979)	(10,278)
Income tax benefit	(3,617)	(4,233)	(3,941)

Loss before equity in undistributed net income of subsidiaries	(6,039)	(7,746)	(6,337)
Equity in undistributed net income (loss) of subsidiaries	(132,053)	31,327	22,561
Income (loss) from discontinued operations, net of tax	—	837	(1,542)

Net income (loss)	$(138,092)	$24,418	$14,682

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information (Continued)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2007, 2006 and 2005

	Years ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$(138,092)	$24,418	$14,682
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation (accretion)	942	831	(804)
Loss (gain) on sale of assets	1	3	(111)
Loss (gain) on discontinued operation	—	(442)	1,542
Equity based compensation	964	1,673	470
Deferred compensation—shares to be issued	83	275	—
Amortization of purchase adjustment	—	(36)	—
Other	(3)	—	—
Change in accrued and deferred income taxes, net	—	—	227
Net change in:
Other assets	3,152	6,695	(6,143)
Other liabilities	(3,935)	(3,502)	353
Due from subsidiaries	247	—	—
Equity in (earnings) loss of consolidated subsidiaries	132,053	(31,327)	(22,561)

Net cash used by operating activities	(4,588)	(1,412)	(12,345)

Cash flow from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(4,122)	—
Proceeds from sale of assets	—	31	1,515
Cash from sale of subsidiaries	—	19,835	—
Cash invested in subsidiaries	—	—	(4,413)
Payments on discontinued operations	—	(189)	(104)
Loan originations and principal collections, net	386	—	—
Additions to premises and equipment	(735)	—	—
Dividends received from subsidiaries	25,000	29,653	41,500

Net cash provided by investing activities	24,651	45,208	38,498

Cash flows from financing activities:
Net changes in short-term borrowings	12,710	(5,358)	(4,190)
Costs associated with issuance of common stock	—	—	(504)
Repurchase of common stock	(33,386)	(37,854)	(31,720)
Tax benefit from vesting of stock compensation	—	2	—

Net cash used by financing activities	(20,676)	(43,210)	(36,414)

Net change in cash and cash equivalents	(613)	586	(10,261)
Cash and cash equivalents, beginning of year	613	27	10,288

Cash and cash equivalents, end of year	$—	$613	$27

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Quarterly Results of Operations (Unaudited)

  2007 Quarterly Results of Operations

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(Amounts in thousands, except share data)
Interest income	$38,542	$41,084	$41,703	$42,360
Interest expense	14,358	15,848	15,716	15,517

Net interest income	24,184	25,236	25,987	26,843
Provision for loan losses	3,025	8,026	12,766	849

Net interest income after provision for loan losses	21,159	17,210	13,221	25,994
Noninterest income	2,932	2,620	2,577	2,567
Noninterest expense	160,048	18,205	27,622	20,682

Income (loss) before income taxes	(135,957)	1,625	(11,824)	7,879
Income tax expense (benefit)	2,253	122	(5,030)	2,470

Net income (loss)	$(138,210)	$1,503	$(6,794)	$5,409

Earnings (loss) per share—basic and diluted	$(2.68)	$0.03	$(0.13)	$0.10

        The primary difference between the first quarter and second quarter 2007 results is the $11.9 million higher provision for loan losses made and a $6.5 million charge for a litigation settlement recorded in the second quarter 2007. The fourth quarter 2007 results were affected primarily by the $142.2 million goodwill impairment charge, which was not deductible for income tax purposes.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Quarterly Results of Operations (Unaudited) (Continued)

  2006 Quarterly Results of Operations

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Amounts in thousands, except per share data)
Interest income	$43,881	$44,224	$42,966	$42,710
Interest expense	15,974	15,229	13,578	12,803

Net interest income	27,907	28,995	29,388	29,907
Provision for credit losses	2,724	1,566	—	—

Net interest income, after provision for loan losses	25,183	27,429	29,388	29,907
Noninterest income	2,526	3,474	3,605	3,112
Noninterest expense	21,222	22,942	25,005	21,739

Income before income taxes	6,487	7,961	7,988	11,280
Income tax expense	2,163	2,521	2,611	3,991

Income from continuing operations	4,324	5,440	5,377	7,289
Income from discontinued operations, net of tax	1,119	380	349	140

Net income	$5,443	$5,820	$5,726	$7,429

Earnings per share—basic and diluted
Income from continuing operations	$0.08	$0.10	$.09	$0.12
Income from discontinued operations, net of tax	0.02	—	0.01	0.01
Net income	0.10	0.10	0.10	0.13

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2007, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        Attestation Report of the Independent Registered Public Accounting Firm.    Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Crowe Chizek's report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        (a)    Bylaw Amendment—Majority Voting.    On February 29, 2008, the Board of Directors of the Company approved and adopted the amendment of Article II of the Company's Bylaws to add a new Section 2, which establishes a majority voting standard for the election of directors in uncontested elections. A copy of the Company's Amended and Restated Bylaws is filed as Exhibit 3.2 hereto and incorporated herein by reference. The Board also approved several changes to its Corporate Governance Guidelines, including addressing resignations in connection with the election of directors. The revised Corporate Governance Guidelines are available on Centennial's website at www.cbhi.com. Information contained on Centennial's website or information that can be accessed through its website is not incorporated by reference into this document.

        (b)    Amended Executive Cash Incentive Plan.    On February 29, 2008, the Compensation, Nominating and Governance Committee of the Board of Directors (the "CNG Committee") approved an amended Executive Cash Incentive Plan of the Company (the "Plan"). The summary of the Plan below is subject to, and qualified in its entirety to, the full text of the Plan, a copy of which is filed as Exhibit 10.9 hereto and incorporated herein by reference.

        The Company's executive officers, key officers and other key contributors are eligible for participation in the Plan. Pursuant to the Plan, the Incentive Plan Committee (the "IP Committee"), which is composed of the Company's CEO and executives reporting directly to the CEO, recommends to the CNG Committee, for its approval as early in the performance period as possible, the participants, performance measures, performance targets, achievement levels and corresponding award opportunities for the specified performance period. Notwithstanding anything to the contrary, the CNG Committee shall determine each of the performance measures, performance targets, achievement levels and corresponding award opportunities for participants who are members of the IP Committee. At the end of the performance period, the IP Committee will recommend awards ("Awards") to the CNG Committee for its approval based upon the achievement of the quantitative performance measures; provided, however, that the CNG Committee will review achievements against quantitative performance measures for members of the IP Committee. In addition, the Company's CEO will provide the CNG Committee with an evaluation of any qualitative performance measures and recommend any appropriate adjustments to Awards; provided, however, that the CNG Committee will evaluate any qualitative performance measures with respect to the CEO. Notwithstanding any recommendations from the IP Committee or the CEO, the CNG Committee has the sole and absolute power and authority to make all factual determinations, construe and interpret terms of the Plan and is solely responsible for determining and granting any Awards pursuant to the Plan.

        The grants of Awards are based on the achievement of quantitative and qualitative performance measures. Quantitative performance measures, and the corresponding performance targets, will be key indicators of the Company's financial performance, including but not limited to: (i) net income; (ii) return on average assets ("ROA"); (iii) cash ROA; (iv) return on average equity ("ROE"); (v) cash ROE; (vi) earnings per share ("EPS"); (vii) cash EPS; (viii) stock price; (ix) efficiency ratio; and (x) book value per share. Qualitative performance measures may include or relate to, but are not limited to: (i) execution of strategic goals; (ii) quality of regulatory relationships; (iii) individual contributions to the Company's performance; (iv) credit-related goals; (v) expense management; or (vi) such other key qualitative measures tied to current or future Company performance. The achievement or non-achievement of qualitative performance measures may be determined on a participant-by-participant basis. Accordingly, it is possible for one participant to have achieved qualitative performance measures while another participant did not. Likewise, it is possible for qualitative performance measures to affect the Awards of different participants differently. The CNG Committee retains absolute authority over the selection of, and determination of effect of, any qualitative performance measures.

        For a performance period, achievement levels will be established for each quantitative performance measure, as a percentage of the performance target, along with corresponding Award opportunities. Award opportunities will generally be expressed as a percentage of the employee's salary. Awards earned on the basis of the quantitative performance measure may be increased or decreased based on the achievement of qualitative performance measures for a performance period. Achievement of qualitative performance measures may result in Awards even if quantitative performance measures are not achieved at the threshold level. Likewise, non-achievement of qualitative performance measures may result in no Awards even if quantitative performance measures are achieved at the threshold level.

        Participants, performance measures, performance targets, achievement levels and corresponding Award opportunities may be adjusted during the performance period only upon approval by the CNG Committee.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   1.    Financial Statements

          The consolidated financial statements of Centennial Bank Holdings, Inc. and its subsidiaries and independent auditors' reports are included in Part II (Item 8) of this Form 10 K.

          2.     Financial Statement Schedules

          All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

          3.     Exhibits

          The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1
Loan Sale Agreement, dated October 26, 2007, by and between Centennial Bank of the West, a wholly owned subsidiary of Registrant, and CapFinancial CV2, LLC (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed on October 31, 2007).
3.1
Amended and Restated Certification of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
3.2	Amended and Restated Bylaws of the Registrant (filed herewith)
4.1	Specimen stock certificate representing shares of common stock of the Registrant (filed herewith)
4.2
Indenture, dated September 7, 2000, between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.3
Amended and Restated Declaration of Trust, dated September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.4
Guarantee Agreement, dated September 7, 2000, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.4 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.5
Indenture, dated February 22, 2001, State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.5 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.6
Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.7
Guarantee Agreement, dated February 22, 2001, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.7 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.8
Junior Subordinated Indenture, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.8 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.9
Amended and Restated Trust Agreement, dated April 8, 2004, among Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware, the Administrative Trustees and the Registrant (incorporated herein by reference from Exhibit 4.9 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.10
Guarantee Agreement, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.10 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.11
Assumption Letter, dated December 31, 2004, to Wells Fargo Bank, National Association, and Wells Fargo Delaware Trust Company from the Registrant (incorporated herein by reference from Exhibit 4.11 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.12
Indenture, dated June 30, 2003, between Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.12 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.13
First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.14
Amended and Restated Declaration of Trust, dated June 30, 2003, by the Trustees, the Administrators and Guaranty Corporation (incorporated herein by reference from Exhibit 4.14 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.15
Guarantee Agreement, dated June 30, 2003, by Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.15 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.1†
Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.2†
Centennial Bank Holdings, Inc. Change in Control Severance Plan, adopted as of December 11, 2006 and amended and restated as of May 7, 2007 (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on May 9, 2007)
10.3†	Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on May 15, 2006)
10.4†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.5†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.6†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.7†
Amended and Restated Centennial Bank Holdings, Inc. 2005 Deferred Compensation Plan (incorporated herein by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (File No. 333-134950), as amended)
10.8†	Amended and Restated Centennial Bank Holdings, Inc. 2005 Deferred Compensation Plan, effective as of January 1, 2009 (filed herewith)
10.9†	Form of Executive Cash Incentive Plan (filed herewith)
10.10
Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on November 13, 2006)
10.11
Lease Agreement, dated December 17, 1996, between Stagecoach Stop, LLC and Centennial Bank of the West (incorporated herein by reference from Exhibit 10.22 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.12
Revolving Credit Agreement, dated November 8, 2005, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on November 14, 2004)
10.13
Amendment No. 1 to Revolving Credit Agreement, dated as of March 28, 2006, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.20 to Registrant's Form 10-K filed on March 31, 2006)
10.14
Amendment No. 2 to Revolving Credit Agreement, dated May 11, 2006, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on May 15, 2006)
10.15
Amendment No. 3 to Revolving Credit Agreement, dated November 7, 2006, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on November 13, 2006)
10.16
Amendment No. 4 to Revolving Credit Agreement, dated July 31, 2007, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on August 8, 2007)
10.17
Amendment No. 5 to Revolving Credit Agreement, dated August 8, 2007, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.3 to Registrant's Form 10-Q filed on August 8, 2007)
10.18
Amendment No. 6 to Revolving Credit Agreement, dated November 6, 2007, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on November 9, 2007)
10.19
Pledge Agreement, dated as of November 8, 2005, between U.S. Bank National Association and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on November 14, 2005)
11.1
Statement re: Computation of Per Share Earnings (See "Item 6. Selected Financial Data" and Note 2(q) of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K)

12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Crowe Chizek and Company LLC (filed herewith)
23.2	Consent of KPMG LLP (filed herewith)
24.1	Power of Attorney (included on signature page)
31.1	Section 302 Certifications (filed herewith)
32.1	Section 906 Certifications (filed herewith)

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

        Date: March 3, 2008

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

Signature	Title	Date

/s/ DANIEL M. QUINN Daniel M. Quinn	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2008
/s/ PAUL W. TAYLOR Paul W. Taylor	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2008
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board and Director	March 3, 2008
/s/ EDWARD B. CORDES Edward B. Cordes	Director	March 3, 2008

/s/ WILLIAM R. FARR William R. Farr	Director	March 3, 2008
/s/ STEPHEN D. JOYCE Stephen D. Joyce	Director	March 3, 2008
/s/ GAIL H. KLAPPER Gail H. Klapper	Director	March 3, 2008
/s/ STEPHEN B. SHRAIBERG Stephen B. Shraiberg	Director	March 3, 2008
/s/ KATHLEEN SMYTHE Kathleen Smythe	Director	March 3, 2008
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Director	March 3, 2008
/s/ ALBERT C. YATES Albert C. Yates	Director	March 3, 2008