Form 10-Q
period 2008-03-31
Centennial Bank Holdings, Inc.
filed 2008-05-07
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company..  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐(Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of May 1, 2008, there were 52,656,497 shares of the registrant’s common stock outstanding, including 1,724,941 shares of unvested stock grants and excluding 63,123 shares to be issued under its deferred compensation plan.

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

•      The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$51,770	$51,611
Federal funds sold	9,788	745
Cash and cash equivalents	61,558	52,356
Securities available for sale, at fair value	116,742	118,964
Securities held to maturity (fair value of $14,361 and $14,916 at March 31, 2008 and December 31, 2007, respectively)	14,106	14,889
Bank stocks, at cost	32,588	32,464
Total investments	163,436	166,317

Loans, net of unearned discount	1,759,297	1,781,647
Less allowance for loan losses	(26,048)	(25,711)
Net loans	1,733,249	1,755,936
Loans, held for sale	—	492
Premises and equipment, net	69,519	69,981
Other real estate owned and foreclosed assets	1,715	3,517
Goodwill	250,748	250,748
Other intangible assets, net	31,056	32,933
Other assets	33,798	39,384
Total assets	$2,345,079	$2,371,664

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$473,247	$515,299
Interest-bearing demand	738,429	732,156
Savings	71,617	71,944
Time	426,789	480,108
Total deposits	1,710,082	1,799,507
Securities sold under agreements to repurchase and federal funds purchased	36,400	23,617
Borrowings	117,227	63,715
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	18,670	24,932
Total liabilities	1,923,618	1,953,010

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 64,514,450 shares issued, 52,726,120 shares outstanding at March 31, 2008 (includes 1,732,011 shares of unvested restricted stock and 63,123 shares to be issued); 64,378,450 shares issued, 52,616,991 shares outstanding at December 31, 2007 (includes 1,651,345 shares of unvested restricted stock and 60,507 of shares to be issued).	65	64
Additional paid-in capital	618,382	617,611
Shares to be issued for deferred compensation obligations	585	573
Accumulated deficit	(92,022)	(95,196)
Accumulated other comprehensive loss	(2,572)	(1,472)
Treasury Stock, at cost, 10,985,892 and 10,983,653, respectively	(102,977)	(102,926)
Total stockholders’ equity	421,461	418,654
Total liabilities and stockholders’ equity	$2,345,079	$2,371,664

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$31,040	$39,738
Investment securities:
Taxable	615	621
Tax-exempt	893	1,412
Dividends	470	475
Federal funds sold and other	385	114
Total interest income	33,403	42,360
Interest expense:
Deposits	9,795	13,346
Federal funds purchased and repurchase agreements	137	301
Borrowings	1,029	932
Subordinated debentures	792	938
Total interest expense	11,753	15,517
Net interest income	21,650	26,843
Provision for loan losses	875	849
Net interest income, after provision for loan losses	20,775	25,994
Noninterest income:
Customer service and other fees	2,276	2,443
Gain on sale of securities	138	—
Other	101	124
Total noninterest income	2,515	2,567
Noninterest expense:
Salaries and employee benefits	9,720	10,974
Occupancy expense	2,001	2,121
Furniture and equipment	1,314	1,240
Amortization of intangible assets	1,877	2,195
Other general and administrative	3,798	4,152
Total noninterest expense	18,710	20,682
Income before income taxes	4,580	7,879
Income tax expense	1,335	2,470
Net income	$3,245	$5,409

Earnings per share–basic:	$0.06	$0.10
Earnings per share–diluted:	$0.06	$0.10

Weighted average shares outstanding-basic	50,988,229	54,792,527
Weighted average shares outstanding-diluted	51,049,525	54,902,229

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock Shares Outstanding and to be Issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)

Balance, December 31, 2006	57,236,795	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive income:
Net income	—	—	—	—	5,409	—	5,409
Other comprehensive loss	—	—	—	—	—	(129)	(129)
Total comprehensive income							5,280
Stock compensation awards, net of forfeitures	34,100
Earned stock award compensation	—	867	—	—	—	—	867
Repurchase of common stock	(1,718,800)	—	—	(14,537)	—	—	(14,537)
Deferred compensation	3,305	—	28	—	—	—	28
Common shares issued	—	—	(5)	5	—	—	—

Balance, March 31, 2007	55,555,400	$615,420	$798	$(84,106)	$48,305	$680	$581,097

Balance, December 31, 2007	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654
Adjustment to apply EITF 06-04					(71)		(71)
Comprehensive income:
Net income	—	—	—	—	3,245	—	3,245
Other comprehensive loss	—	—	—	—	—	(1,100)	(1,100)
Total comprehensive income							2,145
Stock compensation awards, net of forfeitures	115,600	—	—	—	—	—	—
Earned stock award compensation		772	—	—	—	—	772
Repurchase of common stock	(9,087)	—	—	(51)	—	—	(51)
Deferred compensation	2,616	—	12	—	—	—	12

Balance, March 31, 2008	52,726,120	$618,447	$585	$(102,977)	$(92,022)	$(2,572)	$421,461

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$3,245	$5,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,904	3,423
Provision for loan losses	875	849
Stock compensation	772	867
Gain on sale of securities	(138)	—
Loss on sale of real estate owned and assets	5	96
Real estate valuation adjustments	633	158
Other	(173)	(118)
Net change in:
Accrued interest receivable and other assets	5,515	1,530
Accrued interest payable and other liabilities	(4,973)	(2,519)
Net cash provided by operating activities	8,665	9,695
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	25,826	8,970
Purchases	(25,204)	(1,527)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	784	39
Loan originations and principal collections, net	21,808	58,788
Proceeds from sale of loans held for sale	492	—
Proceeds from sales of foreclosed assets	582	349
Proceeds from sales of premises and equipment	—	2
Additions to premises and equipment	(568)	(522)
Net cash provided by investing activities	23,720	66,099
Cash flows from financing activities:
Net increase (decrease) in deposits	(89,425)	11,764
Net change in short-term borrowings	(16,359)	(36,391)
Proceeds from issuance of debt	69,875	—
Repayment of long-term debt	(6)	(1,405)
Net change in federal funds purchased and repurchase agreements	12,783	9,225
Repurchase of common stock	(51)	(14,537)
Net cash used by financing activities	(23,183)	(31,344)
Net change in cash and cash equivalents	9,202	44,450
Cash and cash equivalents, beginning of period	52,356	49,620
Cash and cash equivalents, end of period	$61,558	$94,070

See “Notes to Unaudited Consolidated Financial Statements.”

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)      Organization, Operations and Basis of Presentation

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2008, Centennial has a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank. At December 31 2007, Centennial’s subsidiaries were Guaranty Bank and Centennial Bank of the West, referred to as CBW.  CBW was merged into Guaranty Bank on January 1, 2008.

Reference to “Banks” means Guaranty Bank and CBW, and “we” or “Company” means Centennial Bank Holdings, Inc. on a consolidated basis with the Banks, if applicable.  References to “Centennial” or to the holding company refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans.  The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of business.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

On May 6, 2008, the stockholders of Centennial Bank Holdings, Inc. approved the proxy proposal to change the name of the holding company to Guaranty Bancorp.   This name change will be effective on May 12, 2008.

(a)      Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

(b)      Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, valuation of other real estate owned, deferred tax assets and liabilities, goodwill and other intangible assets and stock compensation expense.  Assumptions and factors are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

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

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In addition to the allowance for loan losses, the Company records a reserve for unfunded commitments.  Similar to the allowance for loan losses, the reserve for unfunded commitments is evaluated on a regular basis by management.  This reserve is recorded in other liabilities.

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

During the first quarter 2008, no events occurred nor circumstances changed that would more likely than not reduce the fair value of the reporting unit.  Therefore, no goodwill impairment testing was deemed necessary prior to the annual goodwill impairment testing date of October 31.

Core deposit intangible assets, referred to as CDI, are recognized apart from goodwill at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 years to 15 years.

(e)       Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. Through March 31, 2008, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, performance conditions, and awards with both service periods and performance conditions. The performance-based share awards expire December 31, 2012. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

(f)       Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in certain Plans are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for earnings per share and balance sheet purposes only.  At March 31, 2008 and December 31, 2007, the total shares outstanding included 63,123 and 60,507 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company.  Actual Company stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock.

(g)      Income taxes

Effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption of FIN 48 on January 1, 2007, had no effect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or state taxing authorities for years before 2004. At March 31, 2008 and December 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense.  At March 31, 2008 and December 31, 2007, the Company does not have any amounts accrued for interest and penalties.

(h)      Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued.  In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the three-month periods ended March 31, 2008 and 2007.   Outstanding restricted shares with an anti-dilutive impact, which are excluded from the earnings per common share computation, include performance-based shares and service-based shares that are not considered dilutive.  For the three-months ended March 31, 2008 and 2007, the anti-dilutive restricted shares excluded from the earnings per common share computation are 1,670,715 and 1,650,223, respectively.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2008	2007

Average common shares outstanding	50,988,229	54,792,527
Effect of dilutive unvested stock grants	61,296	109,702
Average shares outstanding for calculating diluted earnings per common share	51,049,525	54,902,229

(i)       Recently Issued Accounting Standards

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.   See Note 8 for further disclosure regarding the implementation of this accounting pronouncement.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard became effective for the Company on January 1, 2008.  Upon adoption of this accounting pronouncement on January 1, 2008, the Company did not elect the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit, depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  Upon adoption of this issue on January 1, 2008, the Company recorded a cumulative effect adjustment to reduce beginning retained earnings as of January 1, 2008 by $71,000.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of this SAB on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards:  In December 2007, the FASB issued Statement No. 141R, Business Combinations (Revised) (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting.  This statement requires increased qualitative, quantitative, and credit-risk disclosures.  SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(j)       Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

(2)      Securities

The amortized cost and estimated fair value of debt securities are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
	March 31, 2008
Securities available for sale:
U.S. government agencies and government-sponsored entities	$2,493	$16	$—	$2,509
State and municipal	78,004	1,070	(5,564)	73,510
Mortgage-backed	38,752	341	(16)	39,077
Marketable equity	1,099	—	—	1,099
Other securities	547	—	—	547
Securities available-for-sale	$120,895	$1,427	$(5,580)	$116,742

Securities held to maturity:
Mortgage-backed	$14,106	$259	$(4)	$14,361

	December 31, 2007
Securities available for sale:
U.S. government agencies and government-sponsored entities	$10,453	$13	$(10)	$10,456
State and municipal	79,164	607	(2,895)	76,876
Mortgage-backed	30,132	108	(202)	30,038
Marketable equity	1,047	—	—	1,047
Other securities	547	—	—	547
Securities available-for-sale	$121,343	$728	$(3,107)	$118,964

Securities held to maturity:
Mortgage-backed	$14,889	$93	$(66)	$14,916

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2008, have fluctuated in value since their purchase dates as a result of changes in market interest rates.  These securities include securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  This annual review process was updated in the first quarter 2008 for the largest non-rated municipal security in our portfolio.  This particular bond had an increase in the unrealized loss at March 31, 2008, as the rates on unsecured non-bank qualified securities increased during the period.  The unrealized loss on this security comprises nearly 100% of the overall unrealized loss on state and municipal bonds.  We updated our annual credit analysis of this particular bond in the first quarter 2008 and concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost, which may be maturity.  Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)      Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$723,246	$713,478
Construction	238,926	235,236
Equity lines of credit	47,659	48,624
Commercial loans	657,423	679,717
Agricultural loans	35,003	39,506
Lease financing	472	4,732
Installment loans to individuals	38,151	40,835
Overdrafts	2,520	1,329
SBA and other	19,213	21,592
	1,762,613	1,785,049
Less:
Allowance for loan losses	(26,048)	(25,711)
Unearned discount	(3,316)	(3,402)
Net Loans	$1,733,249	$1,755,936

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Balance, beginning of period	$25,711	$27,899
Provision for loan losses	875	849
Loans charged off	(743)	(1,692)
Recoveries on loans previously charged-off	205	436
Balance, end of period	$26,048	$27,492

A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Quarter Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Balance, beginning of period	$522	$411
Provision (credit) for losses on unfunded commitments	(122)	161
Balance, end of period	$400	$572

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	March 31, 2008	December 31, 2007
	(In thousands)
Impaired loans with a valuation allowance	$14,757	$16,663
Impaired loans without a valuation allowance	6,042	6,665
Total impaired loans	$20,799	$23,328
Valuation allowance related to impaired loans	$5,368	$4,283

	Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Average of individually impaired loans during quarter	$22,114	$39,588
Interest income recognized during impairment	$17	$366
Cash-basis interest income recognized	$17	$297

The gross interest income that would have been recorded in the year-to-date period ended March 31, 2008 and March 31, 2007, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $633,000 and $870,000, respectively.  At March 31, 2008 and December 31, 2007, nonaccrual loans were $20,798,000 and $19,309,000, respectively.

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

The carrying amount of goodwill was $250,748,000 for the periods ended March 31, 2008 and December 31, 2007.

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful life	2008	2007
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(31,919)	(30,042)
Net other intangible assets		$31,056	$32,933

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Amortization expense	$1,877	$2,195

(5)      Borrowings

At March 31, 2008, our outstanding borrowings were $117,227,000 as compared to $63,715,000 at December 31, 2007. These borrowings at March 31, 2008, consisted of term notes at the Federal Home Loan Bank (“FHLB”).  There was also a line of credit at the FHLB at March 31, 2008, but there was no balance outstanding on this line of

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

credit on such date. At December 31, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of $15,160,000 and $47,356,000 respectively, and a $1,199,00 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at March 31, 2008 and December 31, 2007 was $398.9 and $316.2 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 3.17% and 5.51% at March 31, 2008 and December 31, 2007, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

We have a $70 million revolving credit agreement with U.S. Bank National Association which contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized.   As of March 31, 2008, the Company did not have any amount drawn on this line.  The Company is in compliance with all outstanding debt covenants, as amended. The interest rate varies based on a spread over the federal funds rate, with a rate of 3.59% at March 31, 2008. The credit agreement is secured by Guaranty Bank stock.

(6)      Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 8.35% and 8.97% at March 31, 2008 and December 31, 2007, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.   As of March 31, 2008, the Company was in compliance with all covenants of these subordinated debentures.

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

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2008 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	6.91%	4/15/2008
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	7.36%	4/07/2008

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following commitments were outstanding:

	March 31, 2008	December 31, 2007
	(In thousands)

Commitments to extend credit	$597,765	$582,988
Standby letters of credit	28,917	33,573

Totals	$626,682	$616,561

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

(8)         Fair Value Measurements and Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Level 2 -  Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable (i.e., supported by little or no market activity).

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability.  Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to fair value support certain Level 3 investments.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
	(In thousands)
Assets at March 31, 2008 Investment securities,available for sale	$—	$116,742	$—	$116,742

The following represent assets and liabilities were measured at fair value on a non-recurring basis:

Significant Unobservable Inputs (Level 3)
(In thousands)
Assets at March 31, 2008 Impaired loans	$14,757

Impaired loans with a valuation allowance based upon fair value of the underlying collateral had a carrying amount of $14,757,000 at March 31, 2008 as compared to $16,663,000 at December 31, 2007. The valuation allowance on impaired loans was $5,368,000 at March 31, 2008 as compared to $4,283,000 at December 31, 2007. During the three-month period ended March 31, 2008, an additional provision for loan losses of approximately $1.1 million was made for impaired loans.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(9)           Stock-Based Compensation

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

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2008 and December 31, 2007, there were 1,732,011 and 1,651,345 shares of unvested stock granted (net of forfeitures and vestings), with 639,044 and 754,644 shares available for grant under the Incentive Plan, respectively.

A summary of the status of our outstanding stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2007	1,651,345	$10.21
Awarded	136,000	6.19
Forfeited	(20,400)	9.67
Vested	(34,934)	12.01
Outstanding at March 31, 2008	1,732,011	$9.86

The Company recognized $772,000 and $867,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $208,000 and $329,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, compensation cost of $6,799,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.0 years.   During the first three months of 2008, the value of the vested awards was approximately $197,000.  Of the 1,732,011 shares outstanding at March 31, 2008, approximately 1,267,000 shares are expected to vest.

(10)           Capital Ratios

At March 31, 2008 and December 31, 2007, the Company had leverage ratios of 9.21% and 8.55%, Tier 1 risk-weighted capital ratios of 9.93% and 9.62%, and total risk-weighted capital ratios of 11.18% and 10.87%, respectively. The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiaries are well capitalized under the applicable regulatory framework.

CENTENNIAL BANK HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(11)           Total Comprehensive Income

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$3,245	$5,409
Other comprehensive loss:
Change in net unrealized gains (losses), net	(1,912)	(207)
Less: Reclassification adjustments for gains included in income	(138)	—
Net unrealized holding losses	(1,774)	(207)
Income tax benefit	(674)	(78)
Other comprehensive loss	(1,100)	(129)
Total comprehensive income	$2,145	$5,280

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

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report and Items 1, 1A, 6, 7, 7A and 8 of our 2007 Annual Report on Form 10-K.  Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this report or from historical performance.

Overview

Centennial Bank Holdings, Inc. is a financial holding company and a bank holding company with the principal business to serve as a holding company to its subsidiaries.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Centennial Bank Holdings, Inc. on a consolidated basis.

Through our banking subsidiary, we provide banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans including energy loans, real estate loans, including construction and mortgage loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, from fees on the referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

As of December 31, 2007, we had two banking subsidiaries.  Those subsidiaries were Guaranty Bank and Trust Company and Centennial Bank of the West, which we sometimes refer to as Guaranty Bank and CBW, respectively.  On January 1, 2008, CBW was merged into Guaranty Bank.

On May 6, 2008, the stockholders of Centennial Bank Holdings, Inc. approved the proxy proposal to change the name of the holding company to Guaranty Bancorp.   This name change will be effective on May 12, 2008.

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change -
			Favorable
	2008	2007	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$33,403	$42,360	$(8,957)
Interest expense	11,753	15,517	3,764
Net interest income	21,650	26,843	(5,193)
Provision for loan losses	875	849	(26)
Net interest income after provision for loan losses	20,775	25,994	(5,219)
Noninterest income	2,515	2,567	(52)
Noninterest expense	18,710	20,682	1,972
Income before income taxes	4,580	7,879	(3,299)
Income tax expense	1,335	2,470	1,135
Net income	$3,245	$5,409	$(2,164)

Share Data:
Basic earnings per share	$0.06	$0.10	$(0.04)
Diluted earnings per share	$0.06	$0.10	$(0.04)
Average shares outstanding	50,988,229	54,792,527	3,804,298
Diluted average shares outstanding	51,049,525	54,902,229	3,852,704

Selected Ratios:
Total risk based capital	11.2%	10.9%	0.30%
Nonperforming assets to total assets	0.96%	1.23%	0.27%
Allowance for loan losses to nonperforming loans	125.24%	85.21%	40.03%
Allowance for loan losses to loans, net of unearned discount	1.48%	1.46%	0.02%

The $3.2 million first quarter 2008 net income is $2.2 million lower than first quarter 2007 due mostly to a $5.2 million decrease in net interest income, primarily the result of lower interest rates.  This decrease in net interest income was partially offset by lower noninterest expense and tax expense.

The decrease in noninterest expense is mostly due to lower salaries and employee benefit expenses primarily attributable to a 9.9% reduction in full-time equivalent employees in the first quarter 2008 as compared to the first quarter 2007.  Total full-time equivalent employees decreased by 51 to 465 at March 31, 2008 as compared to 516 at March 31, 2007.

The above table reflects the improvement in the ratio of nonperforming loans to total assets, as well as the coverage of the allowance to nonperforming loans.  These improvements are mostly due to the modification of the Company’s credit management philosophy in the second quarter 2007, which included an adoption of an accelerated disposition strategy regarding problem credits.   Consequently, in October 2007, approximately $48 million of certain nonperforming and classified assets were sold.

Net Interest Income and Net Interest Margin

Net interest income, which is our primary source of income, represents the difference between interest earned on assets and interest paid on liabilities.  The interest rate spread is the difference between the yield on our interest-bearing assets and liabilities.  Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(Dollars in thousands)

Net interest income	$21,650	$24,184	$25,236	$25,987	$26,843
Interest rate spread	3.58%	3.77%	3.84%	3.98%	4.16%
Net interest margin	4.42%	4.75%	4.82%	5.00%	5.16%
Net interest margin, fully tax equivalent	4.53%	4.88%	4.97%	5.15%	5.32%

First quarter 2008 net interest income of $21.7 million declined by $5.2 million from the first quarter 2007.  This decrease is a result of a $3.9 million unfavorable rate variance and a $1.3 million unfavorable volume variance (see Table 4).

The unfavorable rate variance from the prior year first quarter is attributable to lower yields on loans and a higher cost of funds, causing an overall decline in net interest margin of 74 basis points to 4.42% at March 31, 2008 as compared to March 31, 2007.  During that same period, the Federal Open Markets Committee (FOMC) of the Federal Reserve Board decreased the target federal funds rate six times by a total of 300 basis points.  Similarly, the prime rate decreased by 300 basis points during this same period.  Approximately 69% of the Company’s outstanding loan balances are variable rate loans and are tied to indices such as prime, LIBOR or federal funds.  As a result of these rate declines, the average yield on loans for the Company decreased by 138 basis points from 8.44% for the quarter ended March 31, 2007 to 7.06% for the same period in 2008.   Although rates paid on deposits also declined during this same period by 66 basis points, the 138 basis point decline in the yield on loans was more rapid due to competitive pressures on the deposit side and the fact that deposits, and particularly time deposits, reprice more slowly than variable rate loans.

The unfavorable volume variance is mostly attributable to loans, but is partially offset by a decrease in time deposits.   The average balance of loans declined from the prior year by $142.1 million.  Most of this decline is attributable to management’s decision to reduce the number of construction loans.  The construction loan balance decreased by $114.4 million to $238.9 million from March 31, 2007 to March 31, 2008.   Additionally, approximately $48 million of certain nonperforming and classified loans were sold in October 2007.  The $102.9 million decline in average time deposits from the quarter ended March 31, 2007 is mostly due to a strategic decision to reduce non-core certificates of deposit accounts.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.  Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 3

	Quarter Ended March 31,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)

ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,767,583	$31,040	7.06%	$1,909,713	$39,738	8.44%
Investment securities(1)
Taxable	50,810	615	4.87%	51,173	621	4.93%
Tax-exempt	76,501	893	4.69%	113,152	1,412	5.06%
Bank Stocks (3)	32,466	470	5.82%	31,849	475	6.04%
Other earning assets	41,796	385	3.71%	4,327	114	10.65%
Total interest-earning assets	1,969,155	33,403	6.82%	2,110,214	42,360	8.14%
Non-earning assets:
Cash and due from banks	40,858			56,891
Other assets	366,526			520,445

Total assets	$2,376,539			$2,687,550

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$155,900	$282	0.73%	$160,075	$250	0.63%
Money Market	581,538	3,781	2.62%	631,760	5,856	3.76%
Savings	71,178	114	0.65%	84,575	164	0.79%
Time certificates of deposit	468,990	5,618	4.82%	571,931	7,076	5.02%
Total interest-bearing deposits	1,277,606	9,795	3.08%	1,448,341	13,346	3.74%
Borrowings:
Repurchase agreements	16,813	120	2.87%	24,887	299	4.87%
Federal funds purchased	2,098	17	3.20%	154	2	5.83%
Subordinated debentures	41,239	792	7.72%	41,239	932	9.17%
Borrowings	120,483	1,029	3.43%	66,508	938	5.72%
Total interest-bearing liabilities	1,458,239	11,753	3.24%	1,581,129	15,517	3.98%
Noninterest bearing liabilities:
Demand deposits	472,802			483,293
Other liabilities	22,958			34,661
Total liabilities	1,953,999			2,099,083
Stockholder’s Equity	422,540			588,467
Total liabilities and stockholders’ equity	$2,376,539			$2,687,550

Net interest income		$21,650			$26,843
Net interest margin			4.42%			5.16%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 4.53% and 5.32% for the three months ended March 31, 2008 and March 31, 2007, respectively.

(2) Net loan fees of $0.7 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively, are included in the yield computation.

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

Table 4

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(8,698)	$(5,890)	$(2,808)
Investment Securities
Taxable	(6)	(2)	(4)
Tax-exempt	(519)	(86)	(433)
Bank Stocks	(15)	(25)	10
Other earning assets	281	(22)	303
Total interest income	(8,957)	(6,025)	(2,932)

Interest expense:
Deposits:
Interest-bearing demand	32	38	(6)
Money market	(2,075)	(1,639)	(436)
Savings	(50)	(26)	(24)
Time certificates of deposit	(1,458)	(219)	(1,239)
Repurchase agreements	(179)	(99)	(80)
Federal funds purchased	15	(1)	16
Subordinated debentures	(140)	(140)	0
Borrowings	91	(86)	177
Total interest expense	(3,764)	(2,172)	(1,592)

Net interest income	$(5,193)	$(3,853)	$(1,340)

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

In the first quarter 2008, the Company recorded a provision for loan loss of $0.9 million, which is relatively flat as compared to the same quarter in 2007.  For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis – Allowance for Loan Losses” below.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands)
Noninterest income:
Customer service and other fees	$2,276	$2,267	$2,390	$2,409	$2,443
Gain on sale of securities	138	—	—	—	—
Other	101	665	230	168	124
Total noninterest income	$2,515	$2,932	$2,620	$2,577	$2,567

Noninterest income in the first quarter 2008 decreased by $0.1 million from the first quarter 2007 and by $0.4 million from the fourth quarter 2007.   During the first quarter 2008, a $0.1 million gain on sale of securities was realized as management sold approximately $15 million of available-for-sale securities and purchased approximately $15 million of new available-for-sale securities in order to improve the overall yield on securities.   The decrease in other noninterest income from the fourth quarter 2007 is mostly due to a recovery recorded in the fourth quarter 2007 associated with a miscellaneous item from 2003.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 6

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$9,720	$8,442	$9,039	$10,724	$10,974
Occupancy expense	2,001	1,781	1,855	2,056	2,121
Furniture and equipment	1,314	1,205	1,188	1,231	1,240
Impairment of goodwill	—	142,210	—	—	—
Amortization of intangible assets	1,877	2,132	2,143	2,195	2,195
Other general and administrative	3,798	4,278	3,980	11,416	4,152
Total noninterest expense	$18,710	$160,048	$18,205	$27,622	$20,682

The $2.0 million decrease in noninterest expense for the first quarter 2008 as compared to the same period in 2007 is due to a decline in salary and employee benefit expense, amortization of intangible assets and other general and administrative expense.  These categories decreased for the reasons discussed below.

Salary and employee benefits expense decreased by $1.3 million, or 11.4%, in the first quarter 2008 as compared to the same period in 2007.  This decrease is primarily attributable to a 9.9% reduction in full-time equivalent employees at March 31, 2008, as compared to March 31, 2007.  Salaries and employee benefits expense increased by $1.3 million in the first quarter 2008 as compared to the fourth quarter 2007 mostly due to a lower accrual rate for bonuses and incentives in the fourth quarter 2007, as well as a $0.5 million reversal of executive bonus expense in the fourth quarter 2007 and a $0.3 million increase in payroll taxes in the first quarter 2008.

Occupancy expense for the first quarter 2008 is approximately $0.1 million lower than the first quarter 2007, but is $0.2 million more than the fourth quarter 2007.  The increase in occupancy expense from the fourth quarter 2007 is mostly due to seasonal increases in utilities and maintenance, as well as small increases in property tax accruals and parking expenses.

Amortization of intangible assets expense is $1.9 million in the first quarter 2008, as compared to $2.2 million in the first quarter 2007, a decrease of $0.3 million, or 14%.  This decrease is mostly attributable to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense decreased by $0.4 million, or 8.5%, in the first quarter 2008 as compared to the same period in 2007.  Overall professional fees decreased by $0.5 million and provision for unfunded commitments declined by $0.3 million in the first quarter 2008 as compared to the same period in 2007.  These expense decreases were partially offset by a $0.5 million increase in expenses associated with other real estate, primarily attributable to a write-down of a single property.  Similarly, other general and administrative expenses decreased by $0.5 million in the first quarter 2008, as compared to the fourth quarter 2007 due mostly to a continued focus on expense management with decreases in most miscellaneous expense categories, including professional fees, office and supplies, advertising and data processing.

Income Tax Expense (Benefit)

The effective tax rate on income from continuing operations was 29.1% and 31.4% for the three-month periods ending March 31, 2008 and 2007, respectively.  The primary difference between the expected tax rate and the effective tax rates was tax-exempt income.  The effective tax rate is lower in 2008 as compared to 2007 primarily due to an increase in the ratio of tax-exempt income to net income before tax.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands)
Total assets	2,345,079	2,371,664	2,617,153	2,640,732	2,693,384
Earning assets	1,932,526	1,949,211	2,077,791	2,084,941	2,110,214
Deposits	1,710,082	1,799,507	1,915,932	1,938,412	1,971,869

At March 31, 2008, the Company had total assets of $2.3 billion, or $26.6 million less than total assets at December 31, 2007, and $348.3 million less than total assets at March 31, 2007.  The $26.6 million decline in assets from December 31, 2007 is mostly due to a $22.4 million decrease in loans, net of unearned discount.  The $348.3 million decrease in assets from March 31, 2007, is partly due to a $150.6 million decrease in intangible assets due to a goodwill impairment recorded in the fourth quarter 2007 and the amortization of core deposit intangible assets.  The remainder of the decrease in assets from March 31, 2007, is primarily due to a $127.3 million decline in loans, net of unearned discount.

Approximately $48 million of this $127.3 million decline in loans from March 31, 2007 to March 31, 2008 is attributable to the sale of certain impaired and classified loans in October 2007.  A significant portion of the remaining decrease in loans is due to the Company’s strategy of reducing its concentration of construction loans.  Construction loans declined by $114.4 million from March 31, 2007 to March 31, 2008.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands)
Real estate - Mortgage	$723,246	$713,478	$724,528	$742,802	$708,416
Real estate - Construction	238,926	235,236	290,591	321,982	353,323
Equity lines of credit	47,659	48,624	49,747	53,676	54,904
Commercial	657,423	679,717	643,702	652,911	651,796
Agricultural	35,003	39,506	43,142	47,891	46,958
Consumer	38,151	40,835	40,868	45,214	43,891
Leases receivable and other	22,205	27,653	30,340	32,829	31,213
Total gross loans	1,762,613	1,785,049	1,822,918	1,897,305	1,890,501
Less: allowance for loan losses	(26,048)	(25,711)	(23,979)	(35,594)	(27,492)
Unearned discount	(3,316)	(3,402)	(3,730)	(3,865)	(3,888)
Loans, net of unearned discount	$1,733,249	$1,755,936	$1,795,209	$1,857,846	$1,859,121

Loans held for sale at lower of cost or market	$—	$492	$31,459	$—	$—

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

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest, loans that have been restructured, and other real estate owned. For reporting purposes, other real estate owned consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 9

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands)

Nonaccrual loans and leases, not restructured	$20,798	$19,309	$16,831	$35,515	$31,940
Accruing loans past due 90 days or more	1	527	9	122	323
Other real estate owned	1,715	3,517	3,401	1,385	861
Total nonperforming assets	$22,514	$23,353	$20,241	$37,022	$33,124
Nonperforming loans	$20,799	$19,836	$16,840	$35,637	$32,263
Other impaired loans	—	3,492	510	20,208	8,079
Total impaired loans	$20,799	$23,328	$17,350	$55,845	$40,342
Allocated allowance for loan losses	(5,368)	(4,283)	(4,028)	(14,113)	(7,673)
Net investment in impaired loans	$15,431	$19,045	$13,322	$41,732	$32,669
Loans charged off	$743	$1,729	$20,079	$5,473	$1,692
Recoveries	(205)	(436)	(438)	(809)	(436)
Net charge-offs	$538	$1,293	$19,641	$4,664	$1,256

Provision for loan losses	$875	$3,025	$8,026	$12,766	$849

Allowance for loan losses	$26,048	$25,711	$23,979	$35,594	$27,492

Allowance for loan losses to loans, net of unearned discount	1.48%	1.44%	1.32%	1.88%	1.46%
Allowance for loan losses to nonaccrual loans	125.24%	133.16%	142.47%	100.22%	86.07%
Allowance for loan losses to nonperforming assets	115.70%	110.10%	118.47%	96.14%	83.00%
Allowance for loan losses to nonperforming loans	125.24%	129.62%	142.39%	99.88%	85.21%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	1.28%	1.31%	1.11%	1.96%	1.76%
Annualized net charge-offs to average loans	0.12%	0.28%	4.16%	0.99%	0.27%
Nonaccrual loans to loans, net of unearned discount	1.18%	1.08%	0.93%	1.88%	1.69%

Nonperforming assets at March 31, 2008, decreased by $10.6 million, or 32.0%, from March 31, 2007, and by $0.8 million, or 3.6%, from December 31, 2007.  The decrease from March 31, 2007 is mostly due to the sale of certain nonperforming and classified loans on October 31, 2007.   Similarly, impaired loans at March 31, 2008, decreased by $19.5 million, or 48.4% from March 31, 2007, and by $2.5 million, or 10.8%, from December 31, 2007.

Although the nonperforming loans at March 31, 2008 have declined from March 31, 2007, the deterioration of the local and national real estate economy has resulted in the continued decline in the values of the underlying collateral on the nonperforming loans and thus the overall allowance for loan losses remains at a level similar to March 31, 2007.

As of March 31, 2008, the five largest nonperforming loan relationships amounted to $12.5 million, or 60.0%, of the total nonperforming loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the volume and severity of delinquent and classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors including industry conditions, competition and regulatory requirements.

The ratio of allowance for loan losses to total loans was 1.48% at March 31, 2008, as compared to 1.46% at March 31, 2007 and 1.44% at December 31, 2007.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk weighting.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectibility as described above.  Loans typically segregated by risk rating are those that have been assigned risk ratings using regulatory definitions of “watch”, “substandard”,  “doubtful” and “loss”.  Loans graded as either doubtful or loss are generally partially or fully charged-off.  Other loans segregated by risk weighting are evaluated for trends in volume and severity.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses.  The amount calculated is compared to the actual allowance for loan losses balance at each quarter end and any shortfall is charged to income as an additional provision for loan losses.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 10

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance, beginning of period	$25,711	$27,899
Loan charge-offs:
Real estate - mortgage	370	963
Real estate - construction	87	535
Commercial	179	43
Agricultural	9	—
Consumer	98	130
Lease receivable and other	—	21
Total loan charge-offs	743	1,692
Recoveries:
Real estate - mortgage	135	195
Real estate - construction	3	55
Commercial	34	120
Agricultural	6	—
Consumer	27	46
Lease receivable and other	—	20
Total loan recoveries	205	436
Net loan charge-offs	538	1,256
Provision for loan losses	875	849
Balance, end of period	$26,048	$27,492

Management continues to monitor the allowance for loan losses closely and will adjust the allowance when necessary, based on its analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at March 31, 2008 and December 31, 2007 was as follows:

Table 11

	March 31,	December 31,	Increase	%
	2008	2007	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Government agencies and government-sponsored entities	$2,509	$10,456	$(7,947)	(76.0)%
Obligations of states and political subdivisions	73,510	76,876	(3,366)	(4.4)%
Mortgage-backed	39,077	30,038	9,039	30.1%
Marketable equity	1,099	1,047	52	5.0%
Other	547	547	0	0.0%
Total securities available-for-sale	$116,742	$118,964	$(2,222)	(1.9)%

Securities held-to-maturity:
Mortgage-backed	$14,106	$14,889	$(783)	(5.3)%

The carrying value of our investment securities at March 31, 2008 was $116.7 million, compared to the December 31, 2007 carrying value of $119.0 million. The decrease in the level of our investments from December 31, 2007, is primarily due to a decrease in the fair value of certain municipal bonds.    The change in U.S. Government agencies and government-sponsored entities and mortgage-backed securities from December 31, 2007 to March 31, 2008 is a result of a decision to sell certain securities at a $0.1 million gain and replace them with higher yielding securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 12

	At March 31, 2008		At December 31, 2007
		% of		%
	Balance	Total	Balance	of Total
	(Dollars in thousands)
Noninterest bearing deposits	$473,247	27.67%	$515,299	28.64%
Interest bearing demand	156,416	9.15%	160,100	8.90%
Money market	582,013	34.03%	572,056	31.79%
Savings	71,617	4.19%	71,944	4.00%
Time	426,789	24.96%	480,108	26.67%

Total deposits	$1,710,082	100.00%	$1,799,507	100.00%

At the end of the first quarter 2008, deposits were $1.7 billion as compared to $1.8 billion at December 31, 2007, reflecting a decrease of $89.4 million.  Approximately $53.3 million, or 60% of this decline, from December 31, 2007, is from a decrease in time deposits due to a strategic decision to mitigate the impact of margin compression.  Most of the remainder of the decline is attributable to non-interest bearing deposits.  Even with the decline, noninterest bearing deposits still comprised approximately 27.7% of total deposits at March 31, 2008, as compared to 28.6% at December 31, 2007, which helped to keep our overall cost of funds lower.

Borrowings and Subordinated Debentures

At March 31, 2008, our outstanding borrowings were $117,227,000 as compared to $63,715,000 at December 31, 2007. These borrowings at March 31, 2008, consisted of term notes at the Federal Home Loan Bank (“FHLB”).

There was also a line of credit at the FHLB at March 31, 2008, but there was no balance outstanding on this line of credit on such date. At December 31, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of $15,160,000 and $47,356,000 respectively , and a $1,199,00 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at March 31, 2008 and December 31, 2007 was $398.9 million and $316.2 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 3.17% and 5.51% at March 31, 2008 and December 31, 2007, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

We have a $70 million revolving credit agreement with U.S. Bank National Association which contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio and regulatory capital ratios that qualify the Company as well-capitalized.   As of March 31, 2008, the Company did not have any amount drawn on this line.  The Company is in compliance with all outstanding debt covenants, as amended. The interest rate varies based on a spread over the federal funds rate, with a rate of 3.59% at March 31, 2008. The credit agreement is secured by Guaranty Bank stock.  U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

At March 31, 2008, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 8.35%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.   The Guaranty Capital Trust III issuance of $10.0 million has a variable rate of LIBOR plus 3.10% and is callable without penalty on July 7, 2008, and every quarter thereafter.   Management does not expect to call these debentures on July 7, 2008, but will continue to evaluate whether to call these debentures each quarter.

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

For regulatory and debt-covenant purposes, the Company maintains capital above the minimum core standards.  The Company maintains capital at a well-capitalized level. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. Our subsidiary bank is required to maintain similar capital levels under capital adequacy guidelines.  At March 31, 2008, our subsidiary bank was “well-capitalized”.

The following table provides the current capital ratios as of the dates presented, along with the regulatory capital requirements:

Table 13

				Minimum
				Requirement
			Minimum	For “Well
	March 31,	December 31,	Capital	Capitalized”
	2008	2007	Requirement	Institution

Leverage ratio	9.21%	8.55%	4.00%	5.00%
Tier 1 risk weighted ratio	9.93%	9.62%	4.00%	6.00%
Total risk weighted capital ratio	11.18%	10.87%	8.00%	10.00%

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

At March 31, 2008, the following financial instruments were outstanding whose contract amounts represented credit risk:

Table 14

	March 31, 2008	December 31, 2007
	(In thousands)
Commitments to extend credit	$597,765	$582,988
Standby letters of credit	28,917	33,573

Totals	$626,682	$616,561

Liquidity

We believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

We rely on dividends from our Bank as a primary source of liquidity for the holding company. We plan to continue to utilize the available dividends from the Bank for holding company operations, subject to regulatory and other restrictions.  The ability of the Bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking.  Because of the net loss in 2007 as a result of the goodwill impairment charge, the Bank will be required to obtain permission from the Federal Reserve Board and the Colorado Division of Banking prior to making any dividend to the holding company.   As the net loss in 2007 did not have any impact on the Bank’s liquidity, cash flows or regulatory capital, it is expected that permission will be granted if the bank remains more than well-capitalized and if the payment of dividends is not deemed to be an unsafe or unsound practice.  We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

The Bank relies on deposits as their principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

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

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.  A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2007 Annual Report Form 10-K for the fiscal year ended December 31, 2007.  There have been no changes to these critical accounting policies in 2008.

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

Our Asset Liability Management Committee, or ALCO, addresses interest rate risk. The committee is comprised of members of our senior management. The ALCO monitors interest rate risk by analyzing the potential impact on net interest income and the net portfolio of equity value from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

We monitor and evaluate our interest rate risk position on a quarterly basis using economic value at risk analysis under 100 and 200 basis point change scenarios. Each of these analyses measures different interest rate risk factors inherent in the balance sheet.

This disclosure alternative has been changed from prior annual and quarterly reports filed by the Company, which used the Gap analysis disclosure method.   The static gap analysis looked at the dollar amount of mismatches between assets and liabilities, at certain time periods, whose interest rates are subject to pricing at their contractual maturity date or repricing period.   As this Gap analysis looked at contractual dates that assets and liabilities are subject to repricing, it caused the entire balance of interest-bearing NOW accounts, money market accounts and savings accounts to be treated as immediately repriceable.  As our actual experience with repricing of these liabilities differed from the contractual maturities, Management has chosen to disclose the sensitivity analysis alternative which measures the impact on net interest income of hypothetical changes in interest rates.    As discussed above, this tool is used internally by ALCO in monitoring interest rate risk of the Company and thus, the Company has chosen to change this disclosure alternative regarding market risk.  Summarized comparable information, under the new disclosure method, for the preceding year is provided.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income. This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 100 and 200 basis point upward or downward change of market interest rates over a one year period.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

The following table shows the net interest income increase or decrease over the next twelve months as of March 31, 2008 and 2007:

Table 15

   MARKET RISK:

	Annualized Net Interest Income
	March 31, 2008	March 31, 2007
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$6,905	$9,599
100	3,543	4,840
Static	—	—
(100)	(3,488)	(4,878)
(200)	(6,350)	(9,639)

Overall, the company is positioned to have a short-term favorable interest income impact in a rising rate environment and have an adverse interest income impact in the short-term in a falling rate environment.

If rates increase, net interest income is anticipated to increase and similarly, if rates decrease, net interest income is expected to decrease, meaning the bank is asset sensitive.  At March 31, 2008, a 200 basis point increase in rates would be anticipated to increase net interest income by $6.9 million as compared to $9.6 million at March 31, 2007.  The Company is now less asset sensitive to an increase or decrease in rates than a year ago.

ITEM 4.       Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                     None.

(b)                                    None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter 2008.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)		Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period
January 1 to January 31	8,701	$5.61	—		1,349,858
February 1 to February 29	386	6.04	—		1,349,858
March 1 to March 31	—	—	—		1,349,858

	9,087	$5.63	—	(2)	1,349,858

(1)          In May 2007, we announced the authorization of a stock repurchase program to repurchase up to 2,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with the applicable regulations of the Securities and Exchange Commission. In October 2007, we announced the authorization of a new stock repurchase program to repurchase up to 1,200,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission. The company has 1,349,858 shares remaining under these two repurchase programs.

(2)        The difference of 9,087 shares between “Total Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Plans” relates to the net settlement of vested, restricted stock awards.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

None.

ITEM 5.       Other Information

None

ITEM 6.       Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K filed on March 3, 2008).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	CENTENNIAL BANK HOLDINGS, INC.

/s/ PAUL W. TAYLOR

Paul W. Taylor
Executive Vice President and Chief Financial Officer