Form 10-Q
period 2008-06-30
Guaranty Bancorp
filed 2008-08-08
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-51556

GUARANTY BANCORP

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

As of July 31, 2008, there were 52,599,865 shares of the registrant’s common stock outstanding, including 1,612,141 shares of unvested stock grants and excluding 69,275 shares to be issued under its deferred compensation plan.

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

•                  The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews,and the necessity of regulatory approval for dividend payments from the subsidiary bank to the Company.

•                  Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made.  We do not intend to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$44,175	$51,611
Federal funds sold	11,672	745
Cash and cash equivalents	55,847	52,356
Securities available for sale, at fair value	112,118	118,964
Securities held to maturity (fair value of $13,580 and $14,916 at June 30, 2008 and December 31, 2007)	13,772	14,889
Bank stocks, at cost	32,713	32,464
Total investments	158,603	166,317

Loans, net of unearned discount	1,789,155	1,781,647
Less allowance for loan losses	(26,506)	(25,711)
Net loans	1,762,649	1,755,936
Loans, held for sale	—	492
Premises and equipment, net	65,087	69,981
Other real estate owned and foreclosed assets	1,910	3,517
Goodwill	250,748	250,748
Other intangible assets, net	29,179	32,933
Other assets	34,536	39,384
Total assets	$2,358,559	$2,371,664

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$515,646	$515,299
Interest-bearing demand	673,611	732,156
Savings	71,474	71,944
Time	446,300	480,108
Total deposits	1,707,031	1,799,507
Securities sold under agreements to repurchase and federal fund purchases	21,442	23,617
Borrowings	147,117	63,715
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	17,803	24,932
Total liabilities	1,934,632	1,953,010

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized,64,534,950 shares issued, 52,736,269 shares outstanding at June 30, 2008 (includes 1,689,608 shares of unvested restricted stock and69,275 shares to be issued); 64,378,450 shares issued, 52,616,991shares outstanding at December 31, 2007 (includes 1,651,345 shares of unvested restricted stock and 60,507 of shares to be issued).	65	64
Additional paid-in capital	619,188	617,611
Shares to be issued for deferred compensation obligations	613	573
Accumulated deficit	(89,997)	(95,196)
Accumulated other comprehensive loss	(2,894)	(1,472)
Treasury Stock, at cost, 10,989,743 and 10,983,653, respectively	(103,048)	(102,926)
Total stockholders’ equity	423,927	418,654
Total liabilities and stockholders’ equity	$2,358,559	$2,371,664

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$28,107	$39,087	$59,147	$78,825
Investment securities:
Taxable	779	608	1,463	1,229
Tax-exempt	877	1,336	1,770	2,748
Dividends	435	459	905	934
Federal funds sold and other	18	213	334	327
Total interest income	30,216	41,703	63,619	84,063
Interest expense:
Deposits	7,411	13,738	17,206	27,084
Federal funds purchased and repurchase agreements	145	448	282	749
Borrowings	1,417	592	2,446	1,530
Subordinated debentures	852	938	1,644	1,870
Total interest expense	9,825	15,716	21,578	31,233
Net interest income	20,391	25,987	42,041	52,830
Provision for loan losses	900	12,766	1,775	13,615
Net interest income, after provision for loan losses	19,491	13,221	40,266	39,215
Noninterest income:
Customer service and other fees	2,528	2,409	4,804	4,852
Gain on sale of securities	—	—	138	—
Other	604	168	705	292
Total noninterest income	3,132	2,577	5,647	5,144
Noninterest expense:
Salaries and employee benefits	9,184	10,724	18,904	21,698
Occupancy expense	2,131	2,056	4,132	4,177
Furniture and equipment	1,383	1,231	2,697	2,471
Amortization of intangible assets	1,877	2,195	3,754	4,390
Other general and administrative	5,122	11,416	8,920	15,568
Total noninterest expense	19,697	27,622	38,407	48,304
Income (loss) before income taxes	2,926	(11,824)	7,506	(3,945)
Income tax expense (benefit)	901	(5,030)	2,236	(2,560)
Net income (loss)	$2,025	$(6,794)	$5,270	$(1,385)

Earnings (loss) per share–basic:	$0.04	$(0.13)	$0.10	$(0.03)
Earnings (loss) per share–diluted:	0.04	(0.13)	0.10	(0.03)

Weighted average shares outstanding-basic	51,004,472	53,425,770	50,996,350	54,105,373
Weighted average shares outstanding-diluted	51,091,042	53,425,770	51,086,578	54,105,373

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2006	57,236,795	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive income:
Net loss	—	—	—	—	(1,385)	—	(1,385)
Other comprehensive loss	—	—	—	—	—	(1,331)	(1,331)
Total comprehensive loss	—	—	—	—	—	—	(2,716)
Stock compensation awards, net of forfeitures	(10,200)	—	—	—	—	—	—
Earned stock award compensation	—	1,708	—	—	—	—	1,708
Repurchase of common stock	(2,422,547)	—	—	(20,806)	—	—	(20,806)
Deferred compensation	(51,745)	—	45	—	—	—	45
Common shares issued	—	250	(258)	8	—	—	—
Balance, June 30, 2007	54,752,303	$616,511	$562	$(90,372)	$41,511	$(522)	$567,690

Balance, December 31, 2007	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654
Adjustment to apply EITF 06-04					(71)		(71)
Comprehensive income:
Net income	—	—	—	—	5,270	—	5,270
Other comprehensive loss	—	—	—	—	—	(1,422)	(1,422)
Total comprehensive income	—	—	—	—	—	—	3,848
Stock compensation awards, net of forfeitures	129,600	—	—	—	—	—	—
Earned stock award compensation	—	1,550	—	—	—	—	1,550
Repurchase of common stock	(22,645)	—	—	(122)	—	—	(122)
Deferred compensation	12,323	—	68	—	—	—	68
Common shares issued	—	28	(28)	—	—	—	—
Balance, June 30, 2008	52,736,269	$619,253	$613	$(103,048)	$(89,997)	$(2,894)	$423,927

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,270	$(1,385)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,054	6,704
Provision for loan losses	1,775	13,615
Stock compensation	1,550	1,708
Gain on sale of securities	(138)	—
Loss on sale of real estate owned and assets	4	177
Other real estate owned valuation adjustments	734	158
Write down of premises and equipment	1,191	—
Other	120	1,553
Net change in:
Accrued interest receivable and other assets	6,896	1,706
Accrued interest payable and other liabilities	(5,644)	(6,726)
Net cash provided by operating activities	17,812	17,510
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	15,313	13,140
Proceeds from sales	14,738	—
Purchases	(25,299)	(1,909)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	1,118	435
Purchases	—	(1,373)
Loan originations and principal collections, net	(9,206)	46,822
Proceeds from sale of loans held for sale	492	—
Proceeds from sales of foreclosed assets	587	480
Proceeds from sales of premises and equipment	—	584
Additions to premises and equipment	(721)	(675)
Net cash provided (used) by investing activities	(2,978)	57,504
Cash flows from financing activities:
Net decrease in deposits	(92,476)	(21,693)
Net change in short-term borrowings	(16,331)	(40,082)
Proceeds from issuance of debt	104,772	—
Repayment of long-term debt	(5,011)	(1,520)
Net change in federal funds purchased and repurchase agreements	(2,175)	11,922
Repurchase of common stock	(122)	(20,806)
Net cash used by financing activities	(11,343)	(72,179)
Net change in cash and cash equivalents	3,491	2,835
Cash and cash equivalents, beginning of period	52,356	49,620
Cash and cash equivalents, end of period	$55,847	$52,455

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                  Organization, Operations and Basis of Presentation

Guaranty Bancorp (formerly Centennial Bank Holdings, Inc.) is a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  On May 6, 2008, the stockholders of the Company approved the proposal to change the name of the holding company from Centennial Bank Holdings, Inc. to Guaranty Bancorp.   This name change was effective on May 12, 2008.

Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2008, Guaranty Bancorp has a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank. At December 31, 2007, Guaranty Bancorp’s subsidiaries were Guaranty Bank and Centennial Bank of the West, referred to as CBW.  CBW was merged into Guaranty Bank on January 1, 2008.

Reference to “Bank” means Guaranty Bank, and “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Banks, if applicable.  References to “Guaranty Bancorp” or to the holding company refer to the parent company on a stand-alone basis.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In addition to the allowance for loan losses, the Company records a reserve for unfunded commitments.  Similar to the allowance for loan losses, the reserve for unfunded commitments is evaluated on a regular basis by management.  This reserve is recorded in other liabilities and the provision for unfunded commitments is included in other noninterest expense.

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

(e)      Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. Through June 30, 2008, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, performance conditions, and awards with both service periods and performance conditions. The performance-based share awards expire December 31, 2012. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). The stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary based on actual forfeitures.

(f)       Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in certain Plans are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for earnings per share and balance sheet purposes only.  At June 30, 2008 and December 31, 2007, the total shares outstanding included 69,275 and 60,507 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company.  Actual Company stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock.

(g)      Income taxes

Effective January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption of FIN 48 on January 1, 2007 had no effect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or state taxing authorities for years before 2004. At June 30, 2008 and December 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense.  At June 30, 2008 and December 31, 2007, the Company does not have any amounts accrued for interest and penalties.

(h)      Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued.  In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the six-month periods ended June 30, 2008 and 2007.   Outstanding restricted shares with an anti-dilutive impact, which are excluded from the earnings per common share computation, include performance-based shares and service-based shares that are not considered dilutive.  For the six-months ended June 30, 2008 and 2007, the anti-dilutive restricted shares excluded from the earnings per common share computation are 1,599,380 and 1,542,088, respectively.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Average common shares outstanding	51,004,472	53,425,770	50,996,350	54,105,373
Effective of dilutive unvested stock grants	86,570	—	90,228	—
Average shares outstanding for calculating diluted earnings per common share	51,091,042	53,425,770	51,086,578	54,105,373

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(i)    Recently Issued Accounting Standards

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FAS 157 on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.   See Note 8 for further disclosure regarding the implementation of this accounting pronouncement.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting.  This statement requires increased qualitative, quantitative, and credit-risk disclosures.  SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP Hierarchy). The Board issued this Statement because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB as opposed to auditing literature established by the AICPA and PCAOB.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method.  The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  However, the Company does not accrue cash dividends and therefore does not anticipate there to be an impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)                  Securities

The amortized cost and estimated fair value of debt securities are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
	June 30, 2008
Securities available for sale:
U.S. government agencies and government-sponsored entities	$2,493	$—	$(44)	$2,449
State and municipal	75,506	735	(4,672)	71,569
Mortgage-backed	37,087	51	(741)	36,397
Marketable equity	1,156	—	—	1,156
Other securities	547	—	—	547
Securities available-for-sale	$116,789	$786	$(5,457)	$112,118
Securities held to maturity:
Mortgage-backed	$13,772	$16	$(208)	$13,580

	December 31, 2007
Securities available for sale:
U.S. government agencies and government-sponsored entities	$10,453	$13	$(10)	$10,456
State and municipal	79,164	607	(2,895)	76,876
Mortgage-backed	30,132	108	(202)	30,038
Marketable equity	1,047	—	—	1,047
Other securities	547	—	—	547
Securities available-for-sale	$121,343	$728	$(3,107)	$118,964
Securities held to maturity:
Mortgage-backed	$14,889	$93	$(66)	$14,916

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2008, have fluctuated in value since their purchase dates as a result of changes in market interest rates.  These securities include securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  This annual review process was updated in the second quarter 2008 for the largest non-rated municipal security in our portfolio.  This particular bond had an increase in unrealized loss at June 30, 2008, as compared to December 31, 2007, as the rates on unsecured non-bank qualified securities increased during the period.  The unrealized loss on this security comprises nearly 100% of the overall unrealized loss on state and municipal bonds.  Based on the second quarter 2008 credit analysis of this particular bond, including a review of the issuer’s current financial statements, the related cash flows and interest payments, management concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost, which may be maturity.  Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Loans on real estate:
Residential and commercial mortgage	$717,533	$713,478
Construction	232,522	235,236
Equity lines of credit	46,778	48,624
Commercial loans	705,309	679,717
Agricultural loans	29,442	39,506
Lease financing	472	4,732
Installment loans to individuals	39,611	40,835
Overdrafts	915	1,329
SBA and other	20,241	21,592
	1,792,823	1,785,049
Less:
Allowance for loan losses	(26,506)	(25,711)
Unearned discount	(3,668)	(3,402)
Net Loans	$1,762,649	$1,755,936

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance, beginning of period	$26,048	$27,492	$25,711	$27,899
Provision for loan losses	900	12,766	1,775	13,615
Loans charged off	(673)	(5,473)	(1,416)	(7,165)
Recoveries on loans previously charged-off	231	809	436	1,245
Balance, end of period	$26,506	$35,594	$26,506	$35,594

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2008	December 31, 2007
	(In thousands)
Impaired loans with a valuation allowance	$22,454	$16,663
Impaired loans without a valuation allowance	7,386	6,665
Total impaired loans	$29,840	$23,328
Valuation allowance related to impaired loans	$6,295	$4,283

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Average of individually impaired loans during period	$25,320	$55,845	$24,689	$48,094
Interest income recognized during impairment	$30	$360	$47	$725
Cash-basis interest income recognized	$30	$292	$47	$590

The gross interest income that would have been recorded in the year-to-date periods ended June 30, 2008 and June 30, 2007, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $1,432,000 and $2,212,000, respectively.  At June 30, 2008 and December 31, 2007, nonaccrual loans were $29,742,000 and $19,309,000, respectively.

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

The carrying amount of goodwill was $250,748,000 for the periods ended June 30, 2008 and December 31, 2007.

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful life	2008	2007
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(33,796)	(30,042)
Net other intangible assets		$29,179	$32,933

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Amortization expense	$1,877	$2,195	$3,754	$4,390

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(5)                  Borrowings

At June 30, 2008, our outstanding borrowings were $147,117,000 as compared to $63,715,000 at December 31, 2007. These borrowings at June 30, 2008 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  There was also a line of credit at the FHLB at June 30, 2008, but there was no balance outstanding on this line of credit on such date.  At December 31, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of $15,160,000 and $47,356,000 respectively, and a $1,199,000 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at June 30, 2008 and December 31, 2007 was $341.5 million and $316.2 million, respectively.  The interest rate on the line of credit varies with the federal funds rate, and was 2.55% and 5.51% at June 30, 2008 and December 31, 2007, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

We have a revolving credit agreement with U.S. Bank National Association which contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, a minimum allowance for loan losses to nonperforming loan ratio and regulatory capital ratios that qualify the Company as well-capitalized.   As of August 6, 2008, the amount of the line of credit was decreased from $70 million to $40 million.  As of June 30, 2008, the Company did not have any amount drawn on this line.  As of June 30, 2008, the Company is in compliance with all outstanding financial covenants, as amended.  The interest rate varies based on a spread over the federal funds rate, with a rate of 3.49% at June 30, 2008. The credit agreement is secured by Guaranty Bank stock.

(6)                  Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 7.39% and 8.97% at June 30, 2008 and December 31, 2007, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.   As of June 30, 2008, the Company was in compliance with all covenants of these subordinated debentures.

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

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, was callable as of July 7, 2008.  The Company did not call this security on July 7, 2008.  After July 7, 2008, this issuance is callable on each quarterly interest payment date.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2008 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	5.36%	7/15/2008
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR + 3.10%	5.81%	7/07/2008

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

At the dates indicated, the following commitments were outstanding:

	June 30, 2008	December 31, 2007
	(In thousands)

Commitments to extend credit	$586,451	$582,988
Standby letters of credit	25,507	33,573

Totals	$611,958	$616,561

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the Company’s financial assets that were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
	(In thousands)
Assets at June 30, 2008
Investment securities, available for sale	$—	$112,118	$—	$112,118

The following represent assets and liabilities measured at fair value on a non-recurring basis:

Significant Unobservable Inputs (Level 3)
(In thousands)
Assets at June 30, 2008
Impaired loans	$22,454

Impaired loans with a valuation allowance based upon fair value of the underlying collateral had a carrying amount of $22,454,000 at June 30, 2008 as compared to $14,757,000 at March 31, 2008 and $16,663,000 at December 31, 2007. The valuation allowance on impaired loans was $6,295,000 at June 30, 2008 as compared to $5,368,000 at March 31, 2008 and $4,283,000 at December 31, 2007. During the three and six-month periods ended June 30, 2008, additional provisions for loan losses of approximately $0.9 million and $2.0 million were made for impaired loans, respectively.

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

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2008 and December 31, 2007, there were 1,689,608 and 1,651,345 shares of unvested stock granted (net of forfeitures and vestings), with 625,044 and 754,644 shares available for grant under the Incentive Plan, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the status of our outstanding stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2007	1,651,345	$10.21
Awarded	156,500	6.21
Forfeited	(26,900)	9.94
Vested	(91,337)	11.12
Outstanding at June 30, 2008	1,689,608	$9.80

The Company recognized $1,550,000 and $1,708,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $385,153 and $650,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, compensation cost of $6,101,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.8 years.   During the first six months of 2008, the value of the vested awards was approximately $479,000.  Of the 1,689,608 shares outstanding at June 30, 2008, approximately 1,223,000 shares are expected to vest.

(10)           Capital Ratios

At June 30, 2008 and December 31, 2007, the Company had leverage ratios of 9.51% and 8.55%, Tier 1 risk-weighted capital ratios of 9.75% and 9.62%, and total risk-weighted capital ratios of 11.01% and 10.87%, respectively.

The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiary are well capitalized under the applicable regulatory framework.

(11)  Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$2,025	$(6,794)	$5,270	$(1,385)
Other comprehensive loss:
Change in net unrealized gains (losses), net	(518)	(1,940)	(2,154)	(2,147)
Less: Reclassification adjustments for gains included in income	—	—	(138)	—
Net unrealized holding losses	(518)	(1,940)	(2,292)	(2,147)
Income tax benefit	196	738	870	816
Other comprehensive loss	(322)	(1,202)	(1,422)	(1,331)
Total comprehensive income (loss)	$1,703	$(7,996)	$3,848	$(2,716)

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

Overview

Guaranty Bancorp is a financial holding company and a bank holding company with the principal business to serve as a holding company to its subsidiaries.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Guaranty Bancorp on a consolidated basis.

On May 6, 2008, the stockholders of the Company approved the proposal to change the name of the holding company from Centennial Bank Holdings, Inc. to Guaranty Bancorp.   This name change was effective on May 12, 2008.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change -			Change -
			Favorable			Favorable
	2008	2007	(Unfavorable)	2008	2007	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$30,216	$41,703	$(11,487)	$63,619	$84,063	$(20,444)
Interest expense	9,825	15,716	5,891	21,578	31,233	9,655
Net interest income	20,391	25,987	(5,596)	42,041	52,830	(10,789)
Provision for loan losses	900	12,766	11,866	1,775	13,615	11,840
Net interest income after provision for loan losses	19,491	13,221	6,270	40,266	39,215	1,051
Noninterest income	3,132	2,577	555	5,647	5,144	503
Noninterest expense	19,697	27,622	7,925	38,407	48,304	9,897
Income (loss) before income taxes	2,926	(11,824)	14,750	7,506	(3,945)	11,451
Income tax expense (benefit)	901	(5,030)	(5,931)	2,236	(2,560)	(4,796)
Net income (loss)	$2,025	$(6,794)	$8,819	$5,270	$(1,385)	$6,655
Share Data:
Basic earnings (loss) per share	$0.04	$(0.13)	$0.17	$0.10	$(0.03)	$0.13
Diluted earnings (loss) per share	$0.04	$(0.13)	$0.17	$0.10	$(0.03)	$0.13
Average shares outstanding	51,004,472	53,425,770	(2,421,298)	50,996,350	54,105,373	(3,109,023)
Diluted average shares outstanding	51,091,042	53,425,770	(2,334,728)	51,086,578	54,105,373	(3,018,795)

Selected Ratios:
Total risk based capital	11.01%	10.40%	0.61%	11.01%	10.40%	0.61%
Nonperforming assets to total assets	1.35%	1.40%	-0.05%	1.35%	1.40%	-0.05%
Allowance for loan losses to nonperforming loans	88.83%	99.88%	-11.05%	88.83%	99.88%	-11.05%
Allowance for loan losses to loans, net of unearned discount	1.48%	1.88%	-0.40%	1.48%	1.88%	-0.40%

The $2.0 million second quarter 2008 net income is $8.8 million higher than the second quarter 2007 net loss primarily due to the after-tax impact of a $11.9 million decrease in the provision for loan losses and a $7.9 million decrease in noninterest expense, partially offset by a $5.6 million decline in net interest income.  The decrease in noninterest expense is due mostly to additional charges of $6.5 million in connection with the settlement of a lawsuit and $1.0 million related to the merger of our subsidiary banks recorded in the second quarter 2007.

On a year-to-date basis, net income for the first six months of 2008 is $6.7 million higher than the same period in 2007, due mostly to a $11.8 million reduction in the provision for loan losses and a $9.9 million reduction in noninterest expense, partially offset by a decrease in net interest income.  The decline in noninterest expense is mostly attributable to additional charges of $6.5 million in connection with the settlement of a lawsuit and $1.0 million related to the merger of our subsidiary banks recorded in the second quarter 2007.  Additionally, salaries and employee benefit expense decreased by $2.8 million.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(Dollars in thousands)

Net interest income	$20,391	$21,650	$24,184	$25,236	$25,987
Interest rate spread	3.50%	3.58%	3.77%	3.84%	3.98%
Net interest margin	4.20%	4.42%	4.75%	4.82%	5.00%
Net interest margin, fully tax equivalent	4.28%	4.53%	4.88%	4.97%	5.15%

Second quarter 2008 net interest income of $20.4 million declined by $5.6 million from the second quarter 2007.  This decrease is a result of a $4.9 million unfavorable rate variance and a $0.7 million unfavorable volume variance (see Table 5).

The unfavorable rate variance from the prior year second quarter is primarily attributable to lower yields on earnings assets, and in particular loans.  The yield on earning assets declined by 180 basis points from 8.02% for the second quarter 2007 to 6.22% for the second quarter 2008.  During that same period, the Federal Open Markets Committee (FOMC) of the Federal Reserve Board decreased the target federal funds rate seven times by a total of 325 basis points.  Similarly, the prime rate decreased by 325 basis points during this same period.  Approximately 66% of the Company’s outstanding loan balances are variable rate loans and are tied to indices such as prime, LIBOR or federal funds.  As a result of these rate declines, the average yield on loans for the Company decreased by 201 basis points from 8.33% for the quarter ended June 30, 2007 to 6.32% for the same period in 2008. Rates paid on interest-bearing liabilities also declined during this same period by 132 basis points, for a net decrease in the net interest spread of 48 basis points over this same period.  Although the net interest spread decreased by 48 basis points, the overall net interest margin declined by 80 basis points.  The cause for the larger impact on net interest margin as compared to the interest rate spread is that the benefit from noninterest bearing deposits had a smaller impact in 2008 compared to 2007 due to the lower interest rate environment.

The unfavorable volume variance is mostly attributable to a $131.3 million decrease in average earning assets for the second quarter 2008 as compared to the same period in 2007.  The average balance of loans declined from the prior year by $94.2 million.  Most of this decline is attributable to management’s decision to reduce the number of construction loans.  The construction loan balance decreased by $89.5 million from June 30, 2007 to June 30, 2008.   Additionally, approximately $48 million of certain nonperforming and classified loans were sold in October 2007.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)

Net interest income	$42,041	$52,830
Interest rate spread	3.54%	4.07%
Net interest margin	4.31%	5.08%
Net interest margin, fully tax equivalent	4.41%	5.24%

For the six-month period ended June 30, 2008, net interest income decreased by $10.8 million, or 20.4%, as compared to the same period in 2007.  This decrease is due to a $8.5 million unfavorable rate variance and a $2.3 million unfavorable volume variance (see Table 5).

The unfavorable rate variance for year-to-date 2008 is mostly due to a decrease in the yield on earning assets.   The yield on earning assets decreased by 156 basis points to 6.52% for the six months ended June 30, 2008 from 8.08% for the same period in 2007.  During that same period, the Federal Open Markets Committee (FOMC) of the Federal Reserve Board decreased the target federal funds rate seven times by a total of 325 basis points.  Similarly, the prime rate decreased by 325 basis points during this same period.  These rate decreases were partially offset by a 103 basis point decrease in the cost of interest-bearing liabilities.  The cost of interest-bearing liabilities was 2.98% for the first six months of 2008 as compared to 4.01% for the same period in 2007.

The unfavorable volume variance is mostly a result of lower average earning assets.  Average earning assets decreased by $136.3 million for the year-to-date 2008 as compared to the same period in 2007.  Approximately $118.1 million of this decrease was mostly due to a decline in construction loans, as well as a sale of a portion of certain nonperforming and classified loans in October 2007.  Most of the remainder of the decrease is due to a decrease in the average balance of tax-exempt securities.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.  Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 4

	Quarter Ended June 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,788,603	$28,107	6.32%	$1,882,840	$39,087	8.33%
Investment securities(1)
Taxable	56,151	779	5.58%	50,425	608	4.83%
Tax-exempt	73,552	877	4.80%	108,394	1,336	4.94%
Bank stocks (3)	32,590	435	5.36%	32,000	459	5.75%
Other earning assets	2,738	18	2.67%	11,282	213	7.57%
Total interest-earning assets	1,953,634	30,216	6.22%	2,084,941	41,703	8.02%
Non-earning assets:
Cash and due from banks	37,456			51,780
Other assets	359,331			517,916

Total assets	$2,350,421			$2,654,637

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$153,220	$180	0.47%	$158,872	$265	0.67%
Money market	540,735	2,491	1.85%	623,639	5,904	3.80%
Savings	70,532	98	0.56%	78,050	152	0.78%
Time certificates of deposit	431,511	4,642	4.33%	583,158	7,417	5.10%
Total interest-bearing deposits	1,195,998	7,411	2.49%	1,443,719	13,738	3.82%
Borrowings:
Repurchase agreements	19,406	98	2.04%	36,459	434	4.76%
Federal funds purchased	7,849	47	2.40%	1,120	14	5.13%
Subordinated debentures	41,239	852	8.31%	41,239	938	9.12%
Borrowings	190,063	1,417	3.00%	39,329	592	6.04%
Total interest-bearing liabilities	1,454,555	9,825	2.72%	1,561,866	15,716	4.04%
Noninterest bearing liabilities:
Demand deposits	452,315			478,520
Other liabilities	18,802			32,603
Total liabilities	1,925,672			2,072,989
Stockholders’ equity	424,749			581,648
Total liabilities and stockholders’ equity	$2,350,421			$2,654,637

Net interest income		$20,391			$25,987
Net interest margin			4.20%			5.00%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.28% and 5.15% for the three months ended June 30, 2008 and June 30, 2007, respectively.

(2) Net loan fees of $1.0 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively, are included in the yield computation.
(3) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

Table 4 (continued)

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,778,098	$59,147	6.69%	$1,896,185	$78,825	8.38%
Investment securities(1)
Taxable	53,480	1,463	5.50%	51,226	1,229	4.84%
Tax-exempt	75,027	1,770	4.75%	110,759	2,748	5.00%
Bank stocks (3)	32,528	905	5.59%	31,925	934	5.90%
Other earning assets	22,267	334	3.02%	7,638	327	8.63%
Total interest-earning assets	1,961,400	63,619	6.52%	2,097,733	84,063	8.08%
Non-earning assets:
Cash and due from banks	39,157			54,322
Other assets	362,942			518,931

Total assets	$2,363,499			$2,670,986

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$154,560	$461	0.60%	$159,470	$515	0.65%
Money market	561,136	6,273	2.25%	627,677	11,761	3.78%
Savings	70,855	212	0.60%	81,295	316	0.78%
Time certificates of deposit	450,251	10,260	4.58%	577,576	14,492	5.06%
Total interest-bearing deposits	1,236,802	17,206	2.80%	1,446,018	27,084	3.78%
Borrowings:
Repurchase agreements	18,110	218	2.42%	30,705	732	4.81%
Federal funds purchased	4,973	64	2.57%	644	17	5.19%
Subordinated debentures	41,239	1,644	8.02%	41,239	1,870	9.14%
Borrowings	155,273	2,446	3.17%	52,843	1,530	5.84%
Total interest-bearing liabilities	1,456,397	21,578	2.98%	1,571,449	31,233	4.01%
Noninterest bearing liabilities:
Demand deposits	462,564			480,875
Other liabilities	20,893			33,578
Total liabilities	1,939,854			2,085,902
Stockholders’ equity	423,645			585,084
Total liabilities and stockholders’ equity	$2,363,499			$2,670,986

Net interest income		$42,041			$52,830
Net interest margin			4.31%			5.08%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.41% and 5.24% for the six months ended June 30, 2008 and June 30, 2007, respectively.

(2) Net loan fees of $1.8 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively, are included in the yield computation.
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

Table 5

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007			Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross loans, net of unearned fees	$(10,980)	$(9,105)	$(1,875)	$(19,678)	$(15,002)	$(4,676)
Investment securities		0	0
Taxable	171	97	74	234	178	56
Tax-exempt	(459)	(42)	(417)	(978)	(129)	(849)
Bank stocks	(24)	(33)	9	(29)	(47)	18
Other earning assets	(195)	(90)	(105)	7	(4)	11
Total interest income	(11,487)	(9,173)	(2,314)	(20,444)	(15,004)	(5,440)

Interest expense:
Deposits:
Interest-bearing demand	(85)	(76)	(9)	(54)	(38)	(16)
Money market	(3,413)	(2,711)	(702)	(5,488)	(4,346)	(1,142)
Savings	(54)	(40)	(14)	(104)	(67)	(37)
Time certificates of deposit	(2,775)	(1,033)	(1,742)	(4,232)	(1,244)	(2,988)
Repurchase agreements	(336)	(185)	(151)	(514)	(281)	(233)
Federal funds purchased	33	(3)	36	47	(3)	50
Subordinated debentures	(86)	(86)	0	(226)	(226)	0
Borrowings	825	(125)	950	916	(282)	1,198
Total interest expense	(5,891)	(4,259)	(1,632)	(9,655)	(6,487)	(3,168)

Net interest income	$(5,596)	$(4,914)	$(682)	$(10,789)	$(8,517)	$(2,272)

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

In the second quarter 2008, the Company recorded a provision for loan loss of $0.9 million, compared to $12.8 million in the second quarter 2007.  The lower net charge-offs and level of impaired loans at June 30, 2008 as compared to June 30, 2007, were the primary causes for the lower provision for loan losses in the current quarter.

Net charge offs in the second quarter 2008 were $0.4 million, as compared to $4.7 million for the same quarter in 2007. Impaired loans were $29.8 million at June 30, 2008 as compared to $55.8 million at June 30, 2007.  For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

  For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

For the six months ended June 30, 2008, the Company recorded a provision for loan loss of $1.8 million as compared to $13.6 million in the same period in 2007.  This decrease is primarily due to lower charge offs and the level of impaired loans during the first six months of 2008 as compared to the same period in 2007.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands)
Noninterest income:
Customer service and other fees	$2,528	$2,276	$2,267	$2,390	$2,409
Gain on sale of securities	—	138	—	—	—
Other	604	101	665	230	168
Total noninterest income	$3,132	$2,515	$2,932	$2,620	$2,577

Noninterest income in the second quarter 2008 increased by $0.6 million from the second quarter 2007 and by $0.6 million from the first quarter 2008.  The increase from the first quarter 2008 is mostly due to higher fee income, partially offset by the decrease in gain on sale of securities.  The $0.6 million increase in the second quarter 2008 as compared to the same period in 2007 is primarily attributable to a $0.3 million increase in analysis fees due to a decrease in the earnings credit on compensating balances.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Noninterest income:
Customer service and other fees	$4,804	$4,852
Gain on sale of securities	138	—
Other	705	292
Total noninterest income	$5,647	$5,144

Noninterest income for the first six months of 2008 increased by $0.5 million from the same period in 2007.  The increase in noninterest income between the year-to-date period in 2008 and the same period in 2007 is mostly attributable to higher fee income, gain on sale of securities in 2008 and a reduction in losses recorded from disposals of other real estate owned.   During 2008, a $0.1 million gain on sale of securities was realized as management sold approximately $15 million of available-for-sale securities and purchased approximately $15 million of new available-for-sale securities in order to improve the overall yield on securities.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$9,184	$9,720	$8,442	$9,039	$10,724
Occupancy expense	2,131	2,001	1,781	1,855	2,056
Furniture and equipment	1,383	1,314	1,205	1,188	1,231
Impairment of goodwill	—	—	142,210	—	—
Amortization of intangible assets	1,877	1,877	2,132	2,143	2,195
Other general and administrative	5,122	3,798	4,278	3,980	11,416
Total noninterest expense	$19,697	$18,710	$160,048	$18,205	$27,622

     The $8.0 million decrease in noninterest expense for the second quarter 2008 as compared to the same period in 2007 is due to a decline in salary and employee benefit expense, amortization of intangible assets and other general and administrative expense.  These categories decreased for the reasons discussed below.

Salary and employee benefits expense decreased by $1.5 million, or 14.4%, in the second quarter 2008 as compared to the same period in 2007.  This decrease is primarily attributable to a 14.4% reduction in full-time equivalent employees at June 30, 2008, as compared to June 30, 2007, as well as a reduction in bonus and incentive expense.

Amortization of intangible assets expense is $1.9 million in the second quarter 2008, as compared to $2.2 million in the second quarter 2007, a decrease of $0.3 million, or 13.6%.  This decrease is mostly attributable to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense decreased by $6.3 million, or 55.1%, in the second quarter 2008 as compared to the same period in 2007.  This decrease is primarily attributable to a $6.5 million charge related to the settlement of a lawsuit recorded in the second quarter 2007.   Additionally, there was a $1.0 million charge in the second quarter 2007 related to certain costs of merging our two subsidiary banks.    These expense decreases were partially offset by a $1.3 million charge recorded in the second quarter 2008 related to the decision to close two branch locations.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Six Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$18,904	$21,698
Occupancy expense	4,132	4,177
Furniture and equipment	2,697	2,471
Amortization of intangible assets	3,754	4,390
Other general and administrative	8,920	15,568
Total noninterest expense	$38,407	$48,304

Overall noninterest expense decreased by $9.9 million, or 20.5%, for the six months ended June 30, 2008 as compared to the same period in 2007.  This decrease is mostly attributable to second quarter 2007 charges including a $6.5 million charge related to the settlement of a lawsuit, as well as a $1.0 million charge related to the merger of our subsidiaries described above.   Further, there was a $2.8 million, or 12.9% decrease in salaries and employee benefits expense due mostly to a reduction in full-time equivalent employees and reduced commissions and bonus expense.   Amortization of intangible assets also decreased by $0.6 million, or 14.5%, attributable to accelerated amortization methods on core deposit intangibles.  Partially offsetting these increases was a $1.3 million charge in the second quarter 2008 related to the decision to close two branch locations.

In the second quarter 2008, we began a major initiative to align our expenses with the current size of our business.  Part of this effort includes the closure of two bank branch locations during the second half of 2008.  Our initiative includes the continued focus on and evaluation of a broad array of expense categories, including overall staffing levels and delivery platforms.  Through this initiative, we expect to reduce our annual noninterest expense by up to $6.0 million once fully implemented over the next two to three quarters.

Income Tax Expense (Benefit)

The effective tax rate was 30.8% and -42.5% for the three month periods ending June 30, 2008 and 2007, respectively.  The primary difference between the expected tax rate and the effective tax rates was tax-exempt income.  A tax benefit was recorded in 2007 due to the net loss in the second quarter 2007.

The effective tax rate was 29.8% and -64.9% for the six month periods ending June 30, 2008 and 2007, respectively.  The primary difference between the expected tax rate and the effective tax rates was tax-exempt income.  A tax benefit was recorded in 2007 due to the net loss for the first six months of 2007.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands)
Total assets	$2,358,559	$2,345,079	$2,371,664	$2,617,153	$2,640,732
Earning assets	1,959,434	1,932,526	1,949,211	2,041,263	2,085,865
Deposits	1,707,031	1,710,082	1,799,507	1,915,932	1,938,412

At June 30, 2008, the Company had total assets of $2.4 billion, or $13.1 million less than total assets at December 31, 2007, and $282.2 million less than total assets at June 30, 2007.  The relatively small decline in assets from December 31, 2007 is mostly due to a decrease in total investments as certain securities were not replaced when they were called or matured.   The overall modest increase in earning assets from December 31, 2007 to June 30, 2008, is due to an increase in loans, net of unearned discount.

The $282.2 million decrease in assets from June 30, 2007, is partly due to a $150.2 million decrease in intangible assets due to a goodwill impairment recorded in the fourth quarter 2007 and the amortization of core deposit intangible assets.  Most of the remaining decrease in total assets from June 30, 2007, is due to a $104.3 million decline in loans, net of unearned discount.   Approximately $48 million of this $104.3 million decline in loans from June 30, 2007 to June 30, 2008 is attributable to the sale of certain impaired and classified loans in October 2007.  A significant portion of the remaining decrease in loans is due to the Company’s strategy of reducing its concentration of construction loans.  Total construction loans declined by $89.5 million from June 30, 2007 to June 30, 2008 while commercial loans increased by $52.4 million over the same period.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands)
Real estate - Mortgage	$717,533	$723,246	$713,478	$724,528	$742,802
Real estate - Construction	232,522	238,926	235,236	290,591	321,982
Equity lines of credit	46,778	47,659	48,624	49,747	53,676
Commercial	705,309	657,423	679,717	643,702	652,911
Agricultural	29,442	35,003	39,506	43,142	47,891
Consumer	39,611	38,151	40,835	40,868	45,214
Leases receivable and other	21,628	22,205	27,653	30,340	32,829
Total gross loans	1,792,823	1,762,613	1,785,049	1,822,918	1,897,305
Less: allowance for loan losses	(26,506)	(26,048)	(25,711)	(23,979)	(35,594)
Unearned discount	(3,668)	(3,316)	(3,402)	(3,730)	(3,865)
Loans, net of unearned discount	$1,762,649	$1,733,249	$1,755,936	$1,795,209	$1,857,846

Loans held for sale at lower of cost or market	$—	$—	$492	$31,459	$—

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

Table 12

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands)
Nonaccrual loans and leases, not restructured	$29,742	$20,798	$19,309	$16,831	$35,515
Accruing loans past due 90 days or more	98	1	527	9	122
Other real estate owned	1,910	1,715	3,517	3,401	1,385
Total nonperforming assets	$31,750	$22,514	$23,353	$20,241	$37,022

Nonperforming loans	$29,840	$20,799	$19,836	$16,840	$35,637
Other impaired loans	—	—	3,492	510	20,208
Total impaired loans	$29,840	$20,799	$23,328	$17,350	$55,845
Allocated allowance for loan losses	(6,295)	(5,368)	(4,283)	(4,028)	(14,113)
Net investment in impaired loans	$23,545	$15,431	$19,045	$13,322	$41,732

Loans past due 30-89 days	$20,169	$42,682	$28,407	$29,584	$25,456

Loans charged-off	$673	$743	$1,729	$20,079	$5,473
Recoveries	(231)	(205)	(436)	(438)	(809)
Net charge-offs	$442	$538	$1,293	$19,641	$4,664

Provision for loan losses	$900	$875	$3,025	$8,026	$12,766

Allowance for loan losses	$26,506	$26,048	$25,711	$23,979	$35,594

Allowance for loan losses to loans, net of unearned discount	1.48%	1.48%	1.44%	1.32%	1.88%
Allowance for loan losses to nonaccrual loans	89.12%	125.24%	133.16%	142.47%	100.22%
Allowance for loan losses to nonperforming assets	83.48%	115.70%	110.10%	118.47%	96.14%
Allowance for loan losses to nonperforming loans	88.83%	125.24%	129.62%	142.39%	99.88%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	1.77%	1.28%	1.31%	1.11%	1.96%
Annualized net charge-offs to average loans	0.10%	0.12%	0.28%	4.16%	0.99%
Nonaccrual loans to loans, net of unearned discount	1.66%	1.18%	1.08%	0.93%	1.88%
Loans 30-89 days past due to loans, net of unearned discount	1.13%	2.43%	1.59%	1.63%	1.34%

Nonperforming assets at June 30, 2008, decreased by $5.3 million, or 14.2%, from June 30, 2007, and increased by $9.2 million, or 41.0%, from March 31, 2008.  The decrease from June 30, 2007 is mostly due to the sale of certain nonperforming and classified loans on October 31, 2007.   Approximately 82% of the $9.2 million increase in nonperforming assets from March 31, 2008 is due to the addition of one loan relationship to nonperforming status during the second quarter 2008.   At June 30, 2008, six loan relationships comprised approximately 67% of total nonperforming loans.  Of the $29.8 million of nonperforming loans at June 30, 2008, approximately fifty percent was secured by residential real estate, including residential land and land development loans.

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

The ratio of allowance for loan losses to total loans was 1.48% at June 30, 2008, as compared to 1.44% at December 31, 2007 and 1.88% at June 30, 2007.

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

For the specific portion of the allowance computation, total impaired loans at June 30, 2008 increased over the amounts at March 31, 2008, which is reflected in a higher specific allowance.  However, the specific allowance as a percentage of total impaired loans did decline in the second quarter 2008 based on underlying collateral values of the nonperforming loans.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Balance, beginning of period	$25,711	$27,899
Loan charge-offs:
Real estate - Mortgage	767	1,638
Real estate - Construction	258	5,053
Commercial	243	259
Agricultural	18	—
Consumer	130	192
Lease receivable and other	—	23
Total loan charge-offs	1,416	7,165
Recoveries:
Real estate - mortgage	195	486
Real estate - construction	59	55
Commercial	116	229
Agricultural	7	13
Consumer	59	79
Lease receivable and other	—	383
Total loan recoveries	436	1,245
Net loan charge-offs	980	5,920
Provision for loan losses	1,775	13,615
Balance, end of period	$26,506	$35,594

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

The carrying value of our portfolio of investment securities at June 30, 2008 and December 31, 2007 was as follows:

Table 14

	June 30,	December 31,	Increase	%
	2008	2007	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Government agencies and government-sponsored entities	$2,449	$10,456	$(8,007)	(76.6)%
Obligations of states and political subdivisions	71,569	76,876	(5,307)	(6.9)%
Mortgage backed	36,397	30,038	6,359	21.2%
Marketable equity	1,156	1,047	109	10.4%
Other	547	547	0	0.0%
Total securities available-for-sale	$112,118	$118,964	$(6,846)	(5.8)%

Securities held-to-maturity:
Mortgage-backed	$13,772	$14,889	$(1,117)	(7.5)%

The carrying value of our investment securities at June 30, 2008 was $112.1 million, compared to the December 31, 2007 carrying value of $119.0 million. The decrease in the level of our investments from December 31, 2007, is primarily due to a decrease in the holdings of U.S. government agencies and government-sponsored entities, as well as municipal bonds.    The change in U.S. Government agencies and government-sponsored entities and mortgage-backed securities from December 31, 2007 to June 30, 2008 is a result of a decision to sell certain securities at a $0.1 million gain and replace them with higher yielding securities in the first quarter 2008.  The reduction in municipal bonds is a result of our decision to not repurchase new municipal bonds as these bonds mature or are called in order to reduce our overall concentration of municipal securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At June 30, 2008		At December 31, 2007
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$515,646	30.21%	$515,299	28.64%
Interest bearing demand	149,019	8.73%	160,100	8.90%
Money market	524,592	30.73%	572,056	31.79%
Savings	71,474	4.19%	71,944	4.00%
Time	446,300	26.14%	480,108	26.67%

Total deposits	$1,707,031	100.00%	$1,799,507	100.00%

At the end of the second quarter 2008, deposits were $1.7 billion as compared to $1.8 billion at December 31, 2007, reflecting a decrease of $92.5 million.  Approximately $33.8 million, or 36.5% of this decline, from December 31, 2007, is from a decrease in time deposits due to a strategic decision to mitigate the impact of margin compression.  Approximately $47.5 million, or 51.4% of this decline, from December 31, 2007, is from a decrease in money market deposits.

Average noninterest bearing deposits for the second quarter 2008 were $452,315,000 compared to the actual balance of $515,646,000 at June 30, 2008.  On the last day of the second quarter 2008, the Bank received a short-term $62 million noninterest bearing deposit from a single depositor.  Average noninterest bearing deposits were 27.4% of average total deposits for the quarter ended June 30, 2008, as compared to 24.9% of average total deposits for the same quarter in 2007.

Borrowings and Subordinated Debentures

At June 30, 2008, our outstanding borrowings were $147,117,000 as compared to $63,715,000 at December 31, 2007.  The increase in borrowings is due to an increase in term notes at the Federal Home Loan Bank (“FHLB”) as part of a strategic funding decision to mitigate the impact of margin compression when the pricing was compared to internet or brokered time deposits.

The borrowings at June 30, 2008 consisted of 18 separate fixed-rate term notes at the FHLB with maturities ranging from 2 to 115 months.  Approximately $122 million of the FHLB term advances at June 30, 2008 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  There was also a line of credit at the FHLB at June 30, 2008, but there was no balance outstanding on this line of credit on such date.  At December 31, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of $15,160,000 and $47,356,000 respectively, and a $1,199,000 Treasury Tax and Loan note balance.  The Treasury Tax and Loan note option with the Federal Reserve Bank was cancelled due to the dissolution of Centennial Bank of the West during its merger into Guaranty Bank and Trust Company in January 2008.  Management determined not to open a new Treasury Tax and Loan note with the Federal Reserve Bank with Guaranty Bank and Trust Company.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at June 30, 2008 and December 31, 2007 was $341.5 million and $316.2 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 2.55% and 5.51% at June 30, 2008 and December 31, 2007, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.

We have a revolving credit agreement with U.S. Bank National Association which contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, a minimum allowance for loan losses to nonperforming loan ratio, and regulatory capital ratios that qualify the Company as well-capitalized.   As of August 6, 2008, the amount of the line of credit was decreased from $70 million to $40 million.  As of June 30, 2008, the Company did not have any amount drawn on this line.  As of June 30, 2008, the Company is in compliance with all outstanding financial covenants, as amended.  The interest rate varies based on a spread over the federal funds rate, with a rate of 3.49% at June 30, 2008. The credit agreement is secured by Guaranty Bank stock.  U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

At June 30, 2008, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 7.39%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.0 million has a variable rate of LIBOR plus 3.10% and is callable without penalty on July 7, 2008, and every quarter thereafter.   Management did not call these debentures on July 7, 2008, but will continue to evaluate whether to call these debentures each quarter.

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

For regulatory and debt-covenant purposes, the Company maintains capital above the minimum core standards.  The Company maintains capital at a well-capitalized level.   Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  Our subsidiary bank is required to maintain similar capital levels under capital adequacy guidelines.  At June 30, 2008, our subsidiary bank was “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

				Minimum
				Requirement
			Minimum	For “Well
	June 30,	December 31,	Capital	Capitalized”
	2008	2007	Requirement	Institution

Leverage ratio	9.51%	8.55%	4.00%	5.00%
Tier 1 risk weighted ratio	9.75%	9.62%	4.00%	6.00%
Total risk weighted capital ratio	11.01%	10.87%	8.00%	10.00%

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

At June 30, 2008, the following financial instruments were outstanding whose contract amounts represented credit risk:

Table 17

	June 30, 2008	December 31, 2007
	(In thousands)
Commitments to extend credit	$586,451	$582,988
Standby letters of credit	25,507	33,573

Totals	$611,958	$616,561

Liquidity

We believe that our level of liquid assets is sufficient to meet our current and presently anticipated funding needs.

We rely on dividends from our Bank as a primary source of liquidity for the holding company. We plan to continue to utilize the available dividends from the Bank for holding company operations, subject to regulatory and other restrictions.  The ability of the Bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking.  Because of the net loss in 2007 as a result of the goodwill impairment charge, the Bank is required to obtain permission from the Federal Reserve Board and the Colorado Division of Banking prior to making any dividend to the holding company.   As the net loss in 2007 did not have any impact on the Bank’s liquidity, cash flows or regulatory capital, it is expected that permission will be granted if the Bank remains more than well-capitalized and if the payment of dividends is not deemed to be an unsafe or unsound practice.  We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank, and our lines of credit with the Federal Home Loan Bank of Topeka and U.S. Bank are employed to meet current and presently anticipated funding needs.

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

ITEM 3.                      Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities, which are designed to ensure that exposure to interest rate fluctuations is limited to our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

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

We monitor and evaluate our interest rate risk position on a quarterly basis using net interest income simulation analysis under 100 and 200 basis point change scenarios (see below). Each of these analyses measures different interest rate risk factors inherent in the financial statements.

In 2008, this disclosure alternative was changed from prior year annual and quarterly reports filed by the Company, which used the Gap analysis disclosure method.   The static gap analysis looked at the dollar amount of mismatches between assets and liabilities, at certain time periods, whose interest rates are subject to pricing at their contractual maturity date or repricing period.   As this Gap analysis looked at contractual dates that assets and liabilities are subject to repricing, it caused the entire balance of interest-bearing NOW accounts, money market accounts and savings accounts to be treated as immediately repriceable.  As our actual experience with repricing of these liabilities differed from the contractual maturities, management has chosen to disclose the sensitivity analysis alternative, which measures the impact on net interest income of hypothetical changes in interest rates.    As discussed above, this tool is used internally by ALCO in monitoring interest rate risk of the Company and thus, the Company has chosen to change this disclosure alternative regarding market risk.  Summarized comparable information, under the new disclosure method, is provided for the preceding year.

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

The following table shows the net interest income increase or decrease over the next twelve months as of June 30, 2008 and 2007:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	June 30, 2008	June 30, 2007
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$7,024	$6,915
100	3,279	3,477
Static	—	—
(100)	(3,518)	(3,461)
(200)	(6,893)	(6,840)

Overall, the company is positioned to have a short-term favorable interest income impact in a rising rate environment and have an adverse interest income impact in the short-term in a falling rate environment.

If rates increase, net interest income is anticipated to increase and similarly, if rates decrease, net interest income is expected to decrease, meaning the Company is asset sensitive.  At June 30, 2008, a 200 basis point increase in rates would be anticipated to increase net interest income by $7.0 million as compared to $6.9 million at June 30, 2007.  The Company is slightly more asset sensitive to an increase or decrease in rates than a year ago.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter 2008.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)		Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period(1)
April 1 to April 30	—	$—	—		1,349,858
May 1 to May 31	5,270	5.99	—		1,200,000
June 1 to June 30	8,288	4.59	—		1,200,000

	13,558	$5.13	—	(2)	1,200,000

(1)          In May 2007, we announced the authorization of a stock repurchase program to repurchase up to 2,000,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with the applicable regulations of the Securities and Exchange Commission.  When this repurchase program lapsed in May 2008, 149,858 shares expired under the repurchase program.  In October 2007, we announced the authorization of a new stock repurchase program to repurchase up to 1,200,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission.  The company has 1,200,000 shares remaining under this repurchase program.

(2)          The difference of 13,558 shares between “Total Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Plans” relates to the net settlement of vested, restricted stock awards.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

On May 6, 2008, the Company held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders voted on the following proposals stated in the Proxy Statement dated March 21, 2008.

The proposals voted on and approved by the stockholders at the Annual Meeting were as follows:

1)              Election of nine members of the Board of Directors who shall hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.   All nominees for director were elected.

Election of Directors:	For	Against	Abstain	Non- Votes
Edward B. Cordes	45,110,592	1,153,025	384,331	—
John M. Eggemeyer, III	45,021,643	1,218,720	407,588	—
William R. Farr	43,638,265	2,515,778	493,908	—
Stephen D. Joyce	45,241,514	940,125	466,312	—
Gail H. Klapper	37,585,358	8,659,038	403,555	—
Daniel M. Quinn	45,360,179	859,200	428,572	—
Kathleen Smythe	44,895,226	1,324,519	428,206	—
Matthew P. Wagner	44,788,069	1,363,456	496,426	—
Albert C. Yates	44,980,242	1,286,535	381,174	—

2)              Amendment of the Company’s Certificate of Incorporation to change the Company’s name to “Guaranty Bancorp”.

For	Against	Abstain	Non-Votes
45,934,698	178,167	535,086	—

3)              Amendment of the Company’s Certificate of Incorporation to allow stockholders to call special meetings of stockholders.

For	Against	Abstain	Non-Votes
39,947,537	812,644	231,283	5,565,487

4)              Ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain	Non-Votes
46,137,589	191,971	318,391	—

Additionally, the stockholders voted on a shareholder proposal as stated in the Supplemental Proxy Material dated April 14, 2008.  This proposal regarding engaging a professional advisory firm to develop a strategy to enhance shareholder value was voted on and not approved by the stockholders as follows:

For	Against	Abstain	Non-Votes
5,630,039	30,831,711	219,652	8,801,587

ITEM 5.   Other Information

On August 6, 2008, the Company entered into Amendment No. 8 to the Revolving Credit Agreement with U.S. Bank National Association to modify the return on equity covenant, add an asset quality covenant and to reduce the amount available under the line of credit from $70 million to $40 million.

On August 4, 2008, the Company’s Compensation, Nominating and Governance Committee approved an amendment and restatement of the Company’s Deferred Compensation Plan, to be effective January 1, 2009.  Previous amendments to the plan were also approved by the committee in December 2007. The summary of the plan amendments below is subject to, and qualified in its entirety to, the full text of the plan, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.  The plan was amended and restated primarily to conform to the final IRS Code Section 409A regulations and recent IRS guidance.  In particular, the definitions of “Change in Control” and “Separation From Service” have been conformed to the definitions prescribed by the 409A regulations. Other amendments include (i) clarification that, for director compensation deferrals, only non-employee directors are eligible, (ii) clarification of the payment of specified date accounts (i.e., In-Service Accounts) at termination of employment, both before and after retirement, (iii) elimination of the funding requirement upon a change in control, (iv) clarification of the ability to assign liabilities in a corporate transaction and (v) elimination of the disability benefit payment, which is now covered in the termination benefit payment prior to retirement.

ITEM 6.   Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on May 7, 2008.)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1	Amendment No. 8 to Revolving Credit Agreement, dated August 6, 2008, between U.S. Bank, National Association and the Registrant.

10.2	Amended and Restated Guaranty Bancorp Deferred Compensation Plan, effective January 1, 2009.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer