Form 10-Q
period 2008-09-30
Guaranty Bancorp
filed 2008-11-07
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of November 6, 2008, there were 52,581,206 shares of the registrant’s common stock outstanding, including 1,554,912 shares of unvested stock grants and excluding 78,298 shares to be issued under its deferred compensation plan.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•                  Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to the allowance for loan losses.

•                  Changes in the level of nonperforming assets and charge-offs.

•                  The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program and U.S. Treasury’s Capital Purchase Program and Troubled Asset Repurchase Program authorized by the Emergency Economic Stabilization Act of 2008.

•                  The failure to obtain approval to participate in the U.S. Treasury’s Capital Purchase Program and, if such approval is obtained, the failure to complete the sale of preferred stock under the program.

•                  Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability for the Bank to retain and grow core deposits, to purchase brokered deposits and maintain unsecured federal funds lines with correspondent banks and secured lines of credits.

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

•                  The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews, and the necessity of regulatory approval for dividend payments from the subsidiary bank to the Company.

•                  Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made.  We do not intend to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$37,548	$51,611
Federal funds sold	3,799	745
Cash and cash equivalents	41,347	52,356
Securities available for sale, at fair value	97,250	118,964
Securities held to maturity (fair value of $13,559 and $14,916 at September 30, 2008 and December 31, 2007)	13,556	14,889
Bank stocks, at cost	32,843	32,464
Total investments	143,649	166,317

Loans, net of unearned discount	1,779,673	1,781,647
Less allowance for loan losses	(44,765)	(25,711)
Net loans	1,734,908	1,755,936
Loans, held for sale	—	492
Premises and equipment, net	63,973	69,981
Other real estate owned and foreclosed assets	1,199	3,517
Goodwill	—	250,748
Other intangible assets, net	27,302	32,933
Other assets	40,566	39,384
Total assets	$2,052,944	$2,371,664

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$403,495	$515,299
Interest-bearing demand	625,855	732,156
Savings	68,910	71,944
Time	536,841	480,108
Total deposits	1,635,101	1,799,507
Securities sold under agreements to repurchase and federal fund purchases	42,604	23,617
Borrowings	166,508	63,715
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	13,086	24,932
Total liabilities	1,898,538	1,953,010

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 64,542,950 shares issued, 52,661,738 shares outstanding at September 30, 2008 (includes 1,566,812 shares of unvested restricted stock and 78,298 shares to be issued); 64,378,450 shares issued, 52,616,991 shares outstanding at December 31, 2007 (includes 1,651,345 shares of unvested restricted stock and 60,507 of shares to be issued).	65	64
Additional paid-in capital	616,973	617,611
Shares to be issued for deferred compensation obligations	664	573
Accumulated deficit	(355,826)	(95,196)
Accumulated other comprehensive loss	(4,385)	(1,472)
Treasury Stock, at cost, 10,987,807 and 10,983,653, respectively	(103,085)	(102,926)
Total stockholders’ equity	154,406	418,654
Total liabilities and stockholders’ equity	$2,052,944	$2,371,664

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$27,675	$38,369	$86,822	$117,194
Investment securities:
Taxable	749	617	2,212	1,846
Tax-exempt	846	1,343	2,616	4,091
Dividends	441	490	1,346	1,424
Federal funds sold and other	8	265	342	592
Total interest income	29,719	41,084	93,338	125,147
Interest expense:
Deposits	7,454	13,933	24,660	41,017
Federal funds purchased and repurchase agreements	160	428	442	1,177
Borrowings	1,485	543	3,931	2,073
Subordinated debentures	778	944	2,422	2,814
Total interest expense	9,877	15,848	31,455	47,081
Net interest income	19,842	25,236	61,883	78,066
Provision for loan losses	30,750	8,026	32,525	21,641
Net interest income (loss), after provision for loan losses	(10,908)	17,210	29,358	56,425
Noninterest income:
Customer service and other fees	2,521	2,390	7,325	7,242
Gain on sale of securities	—	—	138	—
Other	186	230	891	522
Total noninterest income	2,707	2,620	8,354	7,764
Noninterest expense:
Salaries and employee benefits	5,927	9,039	24,831	30,737
Occupancy expense	1,958	1,855	6,090	6,032
Furniture and equipment	1,390	1,188	4,087	3,659
Impairment of goodwill	250,748	—	250,748	—
Amortization of intangible assets	1,877	2,143	5,631	6,533
Other general and administrative	3,982	3,980	12,902	19,548
Total noninterest expense	265,882	18,205	304,289	66,509
Income (loss) before income taxes	(274,083)	1,625	(266,577)	(2,320)
Income tax expense (benefit)	(8,254)	122	(6,018)	(2,438)
Net income (loss)	$(265,829)	$1,503	$(260,559)	$118

Earnings (loss) per share–basic:	$(5.21)	$0.03	$(5.11)	$—
Earnings (loss) per share–diluted:	(5.21)	0.03	(5.11)	—

Weighted average shares outstanding-basic	51,067,439	52,699,409	51,020,220	53,631,569
Weighted average shares outstanding-diluted	51,067,439	52,742,028	51,020,220	53,771,405

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2006	57,236,795	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive income:
Net income	—	—	—	—	118	—	118
Other comprehensive loss	—	—	—	—	—	(2,210)	(2,210)
Total comprehensive loss	—	—	—	—	—	—	(2,092)
Stock compensation awards, net of forfeitures	(20,767)	—	—	—	—	—	—
Stock award compensation, net		2,121	—	—	—	—	2,121
Repurchase of common stock	(3,352,885)	—	—	(26,893)	—	—	(26,893)
Deferred compensation	7,669	—	61	—	—	—	61
Common shares issued	—	251	(285)	34	—	—	—
Balance, September 30, 2007	53,870,812	$616,925	$551	$(96,433)	$43,014	$(1,401)	$562,656

Balance, December 31, 2007	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654
Adjustment to apply EITF 06-04					(71)		(71)
Comprehensive income:
Net loss	—	—	—	—	(260,559)	—	(260,559)
Other comprehensive loss	—	—	—	—	—	(2,913)	(2,913)
Total comprehensive loss	—	—	—	—	—	—	(263,472)
Stock compensation awards, net of forfeitures	53,133	—	—	—	—	—	—
Stock award compensation, net		(665)	—	—	—	—	(665)
Repurchase of common stock	(29,732)	—	—	(159)	—	—	(159)
Deferred compensation	21,346	—	119	—	—	—	119
Common shares issued	—	28	(28)	—	—	—	—
Balance, September 30, 2008	52,661,738	$617,038	$664	$(103,085)	$(355,826)	$(4,385)	$154,406

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(260,559)	$118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,944	9,744
Provision for loan losses	32,525	21,641
Stock compensation	(665)	2,123
Gain on sale of securities	(138)	—
Loss (gain) on sale of real estate owned and assets	(10)	163
Other real estate owned valuation adjustments	1,185	158
Impairment of goodwill	250,748	—
Write down of premises and equipment	1,070	—
Other	183	(224)
Net change in:
Accrued interest receivable and other assets	1,508	(4,991)
Accrued interest payable and other liabilities	(12,203)	(6,989)
Net cash provided by operating activities	22,588	21,743
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments, and calls	17,938	16,121
Proceeds from sales	24,901	—
Purchases	(25,592)	(5,625)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments, and calls	1,334	1,043
Purchases	—	(1,373)
Loan originations and principal collections, net	(15,100)	67,517
Proceeds from sale of loans held for sale	492	—
Proceeds from sales of foreclosed assets	3,596	1,016
Proceeds from sales of premises and equipment	2,462	585
Additions to premises and equipment	(843)	(912)
Net cash provided by investing activities	9,188	78,372
Cash flows from financing activities:
Net decrease in deposits	(164,406)	(44,173)
Net change in short-term borrowings	(16,359)	(14,941)
Proceeds from issuance of debt	125,169	—
Repayment of long-term debt	(6,017)	(1,629)
Net change in federal funds purchased and repurchase agreements	18,987	(7,559)
Repurchase of common stock	(159)	(26,893)
Net cash used by financing activities	(42,785)	(95,195)
Net change in cash and cash equivalents	(11,009)	4,920
Cash and cash equivalents, beginning of period	52,356	49,620
Cash and cash equivalents, end of period	$41,347	$54,540

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

Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2008, Guaranty Bancorp has a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank. At December 31, 2007, Guaranty Bancorp’s subsidiaries were Guaranty Bank and Centennial Bank of the West, referred to as CBW.  CBW was merged into Guaranty Bank on January 1, 2008.

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

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, valuation of other real estate owned, deferred tax assets and liabilities, carrying value of goodwill and other intangible assets and stock compensation expense.  Assumptions and factors are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

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

(d)                     Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are tested for impairment and not amortized. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

Goodwill is our only intangible asset with an indefinite life.  The annual impairment analysis of goodwill includes identification of reporting units, the determination of the carrying value of each reporting unit, including the existing goodwill and intangible assets, and the estimation of the fair value of each reporting unit.  We have identified one significant reporting unit – banking operations. The Company tests for impairment of goodwill annually as of October 31, or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit.  We determine the fair value of our reporting unit and compare it to its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.

During the third quarter 2008, management determined that there was a significant adverse change in the business climate that made it more likely than not that the fair value of the reporting unit had fallen below its carrying amount.   We determined the fair value of our reporting unit and compared it to its carrying amount and determined that step two of the goodwill impairment test should be performed during the third quarter.  The second step of the goodwill impairment test is performed to determine the amount of the goodwill impairment, if any.  Step two required us to compute the implied fair value of the reporting unit goodwill and compare it against the actual carrying amount of the reporting unit goodwill.  The implied fair value of the reporting unit goodwill was determined in the same manner that goodwill recognized in a business combination is determined.  That is, the fair value of the reporting unit was allocated to all of the individual assets and liabilities of the reporting unit, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit determined in the first step was the price paid to acquire the reporting unit.  The allocation process is only performed for purposes of testing goodwill for impairment, as the other assets and liabilities are not written up or down, nor is any additional unrecognized identifiable asset recorded as part of this process.  After this step was performed, the Company wrote-off the goodwill asset with a charge to earnings.

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

(e)      Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. Through September 30, 2008, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The Company recognizes expense for services received in a share-based payment transaction as services are received. That cost is recognized on a straight-line basis over the period during which an employee or director provides service in exchange for the award. The Company has issued stock awards that vest based on service periods from one to four years, performance conditions, and awards with both service periods and performance conditions. The performance-based

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

share awards expire December 31, 2012. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices).  Stock compensation expense, net reflects estimated forfeitures, adjusted as necessary based on actual forfeitures as well as expense for performance-based shares based on management’s expectation of the probability of meeting the performance criteria.

(f)       Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in certain Plans are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plans do not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for earnings per share and balance sheet purposes only.  At September 30, 2008 and December 31, 2007, the total shares outstanding included 78,298 and 60,507 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company.  Actual Company stock held by the Company for the satisfaction of obligations of the Plans is classified as treasury stock.

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

The Company and its subsidiaries are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or state taxing authorities for years before 2005.  At September 30, 2008 and December 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters in other interest expense and penalties related to income tax matters in other noninterest expense.  At September 30, 2008 and December 31, 2007, the Company does not have any amounts accrued for interest and penalties.

(h)      Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued.  In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the nine-month periods ended September 30, 2008 and 2007.   Outstanding restricted shares with an anti-dilutive impact, which are excluded from the earnings per common share computation, include performance-based shares and service-based shares that are not considered dilutive.  For the three and nine-months ended September 30, 2007, the anti-dilutive restricted shares excluded from the earnings per common share computation are 1,566,812 and 1,511,508, respectively.  As a result of the net loss for the three and nine-months ended September 30, 2008,

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

all unvested restricted shares were considered to be anti-dilutive and thus were excluded from earnings per share computations for the three and nine months ended September 30, 2008

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Average common shares outstanding	51,067,439	52,699,409	51,020,220	53,631,569
Effect of dilutive unvested stock grants	—	42,619	—	139,836
Average shares outstanding for calculating diluted earnings per common share	51,067,439	52,742,028	51,020,220	53,771,405

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

On October 10, 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.   This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements have not been issued.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends Statement 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change Statement 133’s scope or accounting.  This statement requires increased qualitative, quantitative, and credit-risk disclosures.  SFAS 161 also amends Statement No. 107 to clarify that derivative instruments are subject to Statement 107’s concentration-of-credit-risk disclosures.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  As the Company does not have any derivatives or hedging activities, the Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2008, FASB Emerging Issues Task Force issued Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.   The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to provide disclosures about the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). The consensus is effective beginning in the first reporting period on or after December 15, 2008. Entities must apply this Issue prospectively, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On September 12, 2008, The FASB issued Staff Position FSP No. FAS 133-1 and FIN 45-4, Disclosures and Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (Issued September 12, 2008). This FSP is intended to improve disclosures about credit derivatives by requiring more information

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This amendment of FIN 45 reflects the Board’s belief that instruments with similar risks should have similar disclosures.  This FSP amended paragraph 13(a) of FIN 45 to require that the “current status (that is, as of the date of the statement of financial position) of the payment performance risk of the guarantee” be disclosed. The provisions that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)                  Securities

The amortized cost and estimated fair value of debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
	September 30, 2008
Securities available for sale:
U.S. government agencies and government-sponsored entities	$2,493	$—	$(57)	$2,436
State and municipal	67,553	406	(6,946)	61,013
Mortgage-backed	32,519	5	(485)	32,039
Marketable equity	1,215	—	—	1,215
Other securities	547	—	—	547
Securities available-for-sale	$104,327	$411	$(7,488)	$97,250
Securities held to maturity:
Mortgage-backed	$13,556	$71	$(68)	$13,559

	December 31, 2007
Securities available for sale:
U.S. government agencies and government-sponsored entities	$10,453	$13	$(10)	$10,456
State and municipal	79,164	607	(2,895)	76,876
Mortgage-backed	30,132	108	(202)	30,038
Marketable equity	1,047	—	—	1,047
Other securities	547	—	—	547
Securities available-for-sale	$121,343	$728	$(3,107)	$118,964
Securities held to maturity:
Mortgage-backed	$14,889	$93	$(66)	$14,916

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2008, have fluctuated in value since their purchase dates as a result of changes in market interest rates.  These securities include securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  This annual review process was updated in the third quarter 2008 for the largest non-rated municipal security in our portfolio.  This particular bond had an increase in unrealized loss at September 30, 2008 as compared to December 31, 2007, as the rates on unsecured non-bank qualified securities increased during the period.  The unrealized loss on this security comprises 84% of the overall unrealized loss on state and municipal bonds.  Based on the third quarter 2008 credit analysis of this particular bond, including a review of the issuer’s current financial statements, the related cash flows and interest payments, management concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost, which may be maturity.  Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Loans on real estate:
Residential and commercial	$693,800	$713,478
Construction	248,883	235,236
Equity lines of credit	49,205	48,624
Commercial loans	706,678	679,717
Agricultural loans	23,989	39,506
Lease financing	472	4,732
Installment loans to individuals	38,777	40,835
Overdrafts	2,226	1,329
SBA and other	19,401	21,592
	1,783,431	1,785,049
Less:
Allowance for loan losses	(44,765)	(25,711)
Unearned discount	(3,758)	(3,402)
Net Loans	$1,734,908	$1,755,936

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance, beginning of period	$26,506	$35,594	$25,711	$27,899
Provision for loan losses	30,750	8,026	32,525	21,641
Loans charged off	(12,779)	(20,079)	(14,195)	(27,244)
Recoveries on loans previously charged-off	288	438	724	1,683
Balance, end of period	$44,765	$23,979	$44,765	$23,979

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2008	December 31, 2007
	(In thousands)
Impaired loans with a valuation allowance	$43,826	$16,663
Impaired loans without a valuation allowance	11,152	6,665
Total impaired loans	$54,978	$23,328
Valuation allowance related to impaired loans	$12,825	$4,283

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Average of individually impaired loans during period	$42,409	$38,093	$32,261	$37,846
Interest income recognized during impairment	$65	$353	$113	$1,079
Cash-basis interest income recognized	$65	$287	$113	$876

The gross interest income that would have been recorded in the year-to-date periods ended September 30, 2008 and September 30, 2007, if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $3,841,000 and $1,580,000, respectively.  At September 30, 2008 and December 31, 2007, nonaccrual loans were $54,654,000 and $19,309,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(4)           Goodwill and Other Intangible Assets

Changes in the carrying amount of the Company’s goodwill for the nine-months ended September 30, 2008 and the twelve months ended December 31, 2007 were as follows (amounts in thousands):

Balance as of December 31, 2006	$392,958
Impairment	(142,210)
Balance as of December 31, 2007	250,748
Impairment	(250,748)
Balance as of September 30, 2008	$—

Goodwill for the Company’s single reporting unit is tested annually for impairment, unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit.

In accordance with paragraph 28 of SFAS No. 142 Goodwill and Other Intangible Assets, one of the criteria to determine if an impairment test is necessary prior to the annual testing date is an adverse change in the business climate.  Due to the uncertainty in the interest rate environment, continued softness in the real estate market, the recent market volatility of the financial services industry and the overall impact of these factors on the Company, management determined that the Company’s single reporting unit was operating under an adverse business climate as of September 30, 2008.  Furthermore, management believed that the adverse business climate made it more likely than not that the fair value of the reporting unit had fallen below its carrying value.  As a result, the Company completed its goodwill impairment test as of September 30, 2008.  The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method and the guideline change of control transactions method updated for recent economic conditions affecting the Company’s markets and the overall financial services industry, including the continued softness in the real estate market.  At the completion of the Company’s analysis it was determined that there was goodwill impairment of $250,748,000.

On the October 31, 2007, testing date it was determined that the carrying value of the reporting unit was greater than the fair value of the reporting unit. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows method and the guideline change of control transactions method.  The amount of the 2007 goodwill impairment was $142,210,000.

The following table presents the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization at the dates indicated:

	Useful life	September 30, 2008	December 31, 2007
	(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(35,673)	(30,042)
Net other intangible assets		$27,302	$32,933

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Amortization expense	$1,877	$2,143	$5,631	$6,533

(5)                  Borrowings

At September 30, 2008, our outstanding borrowings were $166,508,000 as compared to $63,715,000 at December 31, 2007. These borrowings at September 30, 2008 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  There was also a line of credit at the FHLB at September 30, 2008, but there was no balance outstanding on this line of credit on such date.  At December 31, 2007, borrowings consisted of a line of credit and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

term notes at the Federal Home Loan Bank of $15,160,000 and $47,356,000 respectively, and a $1,199,000 Treasury Tax and Loan note balance.

The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at September 30, 2008 and December 31, 2007 was $430.3 million and $316.2 million, respectively.  The interest rate on the line of credit varies with the federal funds rate, and was 2.61% at September 30, 2008.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities, serves as collateral for these borrowings.

We have a revolving credit agreement with U.S. Bank National Association, which contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, a minimum allowance for loan losses to nonperforming loan ratio, regulatory capital ratios that qualify the Company as well-capitalized and a minimum total-risked based capital amount.   As of November 7, 2008, the amount of the line of credit was decreased from $40 million to $20 million.  As of September 30, 2008, the Company did not have any amount drawn on this line.  As of September 30, 2008, the Company is in compliance with all outstanding financial covenants, as amended.  The interest rate varies based on a spread over the Prime rate, with a floor of 5.0%.  The rate as of November 7, 2008 was 5.0%.  The credit agreement is secured by Guaranty Bank stock.

(6)                  Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 7.44% and 8.97% at September 30, 2008 and December 31, 2007, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.   As of September 30, 2008, the Company was in compliance with all covenants of these subordinated debentures.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2008 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR+ 2.65%	5.44%	10/15/2008
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2008	Variable	LIBOR+ 3.10%	5.89%	10/07/2008

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

At the dates indicated, the following commitments were outstanding:

	September 30, 2008	December 31, 2007
	(In thousands)

Commitments to extend credit	$505,293	$582,988
Standby letters of credit	28,731	33,573

Totals	$534,024	$616,561

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

(8)         Fair Value Measurements and Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
	(In thousands)
Assets at September 30, 2008
Investment securities,available for sale	$—	$97,250	$—	$97,250

The following represent assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2008.

Significant Unobservable Inputs (Level 3)

Assets at September 30, 2008
Impaired loans	$43,826

Impaired loans with a valuation allowance based upon fair value of the underlying collateral had a carrying amount of $43,826,000 at September 30, 2008 as compared to $22,454,000 at June 30, 2008 and $16,663,000 at December 31, 2007. The valuation allowance on impaired loans was $12,825,000 at September 30, 2008 as compared to $6,295,000 at June 30, 2008 and $4,283,000 at December 31, 2007.   During the three and nine month ended September 30, 2008, additional provision of loan losses of approximately $19 million and $21 million was made for impaired loans.

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

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation awards of up to 2,500,000 shares of Company common stock, subject to adjustments provided by the Incentive Plan. As of September 30, 2008 and December 31, 2007, there were 1,566,812 and 1,651,345 shares of unvested stock granted (net of forfeitures and vestings), with 701,511 and 754,644 shares available for grant under the Incentive Plan, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the status of our outstanding stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2007	1,651,345	$10.21
Awarded	164,500	6.16
Forfeited	(111,367)	10.22
Vested	(137,666)	10.82
Outstanding at September 30, 2008	1,566,812	$9.73

The Company recognized $2,049,000 in expense for stock-based compensation for services rendered for the nine months ended September 30, 2008, less a $2,714,000 cumulative adjustment related to performance-based shares not expected to vest prior to their expiration date as well as a cumulative forfeiture adjustment on remaining service-based restricted awards.  The performance-based shares have a performance criterion that must be met on or before the expiration date of December 31, 2012 in order for the performance-based shares to partially vest.  Based on management’s latest analysis completed during the third quarter 2008, management determined that it was not probable that the Company would meet this specific performance criterion on or before December 31, 2012 and thus recorded a cumulative adjustment for the performance based shares in the third quarter of 2008.  Should this expectation change, additional expense could be recorded in future periods.  The Company recognized $2,123,000 in stock-based compensation for services rendered for the nine months ended September 30, 2007.  The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $538,000 expense for the nine months ended September 30, 2008 compared to a $751,000 benefit for the same period in 2007.   At September 30, 2008, compensation cost of $4,957,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.   During the first nine months of 2008, the value of the vested awards was approximately $740,000.

(10)           Capital Ratios

The Company’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” at September 30, 2008 and December 31, 2007 as follows:

	Ratio at September 30, 2008	Ratio at December 31, 2007	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio	10.5%	10.9%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio	9.2%	9.6%	4.00%	6.00%
Leverage Ratio	7.8%	8.6%	4.00%	5.00%

(11)           Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$(265,829)	$1,503	$(260,559)	$118
Other comprehensive loss:
Change in net unrealized gains (losses), net	(2,406)	(1,416)	(4,560)	(3,563)
Less: Reclassification adjustments for gains included in income	—	—	(138)	—
Net unrealized holding losses	(2,406)	(1,416)	(4,698)	(3,563)
Income tax benefit	915	537	1,785	1,353
Other comprehensive loss	(1,491)	(879)	(2,913)	(2,210)
Total comprehensive income (loss)	$(267,320)	$624	$(263,472)	$(2,092)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

(13)           U.S. Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1 percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company has filed an application to participate in this program.  Participation in the program is not automatic and is subject to approval by the Treasury. The Company does not expect to have to seek stockholder approval in connection with participation in the CPP.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 6, 7, 7A and 8 of our 2007 Annual Report on Form 10-K.  Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a financial holding company and a bank holding company with its principal business to serve as a holding company to its subsidiaries.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Guaranty Bancorp on a consolidated basis.

On May 6, 2008, the stockholders of the Company approved the proposal to change the name of the holding company from Centennial Bank Holdings, Inc. to Guaranty Bancorp.   This name change was effective on May 12, 2008.

Through our banking subsidiary, we provide banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans including energy loans, real estate loans, including construction loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, from fees on the referral of loans, interest on investment securities and fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

In September and October 2008, the U.S. Government along with the U.S. Treasury Department, Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Bank took actions to improve liquidity in the financial services industry.  These actions included Congressional approval on October 3, 2008 of the $750 billion Emergency Stabilization Act of 2008 (EESA).  The first phase of implementation of EESA included a $250 million Treasury Capital Purchase Program.  The Company has applied for up to three-percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter.  If the Company’s application is approved and the investment is completed, Treasury will also receive warrants for common stock of the Company equal to 15% of the capital invested.   Further, the FDIC temporarily increased deposit premium coverage from $100,000 per account to $250,000 per account through December 31, 2009.  The FDIC also implemented a Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for non-interest bearing deposit transaction accounts, regardless of dollar amounts.  Institutions are automatically enrolled in this program unless they choose to opt-out.  The Company does not intend to opt-out of this program.   The FDIC also implemented a Debt Guarantee Program where it will guarantee all newly-issued senior unsecured debt up to prescribed limits by a participating bank on or after October 14, 2008 through and including June 30, 2009.  Again, institutions are automatically enrolled in this program unless they choose to opt-out.  The Company does not intend to opt-out of this program, which will provide coverage of up to $31.2 million of senior unsecured debt.   This limit was determined based on borrowings outstanding as of September 30, 2008.

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change - Favorable (Unfavorable)	2008	2007	Change - Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$29,719	$41,084	$(11,365)	$93,338	$125,147	$(31,809)
Interest expense	9,877	15,848	5,971	31,455	47,081	15,626
Net interest income	19,842	25,236	(5,394)	61,883	78,066	(16,183)
Provision for loan losses	30,750	8,026	(22,724)	32,525	21,641	(10,884)
Net interest income after provision for loan losses	(10,908)	17,210	(28,118)	29,358	56,425	(27,067)
Noninterest income	2,707	2,620	87	8,354	7,764	590
Noninterest expense	265,882	18,205	(247,677)	304,289	66,509	(237,780)
Income (loss) before income taxes	(274,083)	1,625	(275,708)	(266,577)	(2,320)	(264,257)
Income tax expense (benefit)	(8,254)	122	8,376	(6,018)	(2,438)	3,580
Net income (loss)	$(265,829)	$1,503	$(267,332)	$(260,559)	$118	$(260,677)
Share Data:
Basic earnings (loss) per share	$(5.21)	$0.03	$(5.24)	$(5.11)	$—	$(5.11)
Diluted earnings (loss) per share	$(5.21)	$0.03	$(5.24)	$(5.11)	$—	$(5.11)
Average shares outstanding	51,067,439	52,699,409	(1,631,970)	51,020,220	53,631,569	(2,611,349)
Diluted average shares outstanding	51,067,439	52,742,028	(1,674,589)	51,020,220	53,771,405	(2,751,185)

Selected Ratios:
Total risk based capital	10.45%	10.35%	0.10%	10.45%	10.35%	0.10%
Nonperforming assets to total assets	2.74%	0.77%	1.97%	2.74%	0.77%	1.97%
Allowance for loan losses to nonperforming loans	81.42%	142.39%	-60.97%	81.42%	142.39%	-60.97%
Allowance for loan losses to loans, net of unearned discount	2.52%	1.32%	1.20%	2.52%	1.32%	1.20%

The $265.8 million third quarter 2008 net loss is $267.3 million lower than the third quarter 2007 net income primarily due to the $250.7 million goodwill impairment.  The non-cash goodwill impairment charge is not tax deductible, thus, the entire amount of the impairment reduces net income.  Further, the goodwill impairment had no impact on liquidity, regulatory capital or cash flow.  Additionally, the Company increased its provision for loan losses by $22.7 million in the third quarter 2008 as compared to the same quarter in 2007.  This increase in the provision for loan losses is due to an increase in the amount of nonperforming loans, a higher specific allocation related to such loans and the impact of charge-offs and the current economic climate on our historical loss and economic concerns components of our allowance for loan losses computation.   Net interest income decreased by $5.4 million for the third quarter 2008 as compared to the same period in 2007 mostly due to lower rates attributable to a 275 basis point decrease by the Federal Open Markets Committee (FOMC) of the Federal Reserve Board.  Without the $250.7 million goodwill impairment, noninterest expense would have decreased by approximately $3.1 million due to a reduction in salary and employee benefit expense.

On a year-to-date basis in 2008, the Company has a net loss of $260.6 million as compared to net income of $0.1 million for the same period in 2007. The significant decline is primarily due to the $250.7 million of goodwill impairment recorded in the third quarter of 2008.  Additionally, the Company increased its provision for loan losses by $10.9 million for the nine-months ended September 30, 2008 as compared to the same period in 2007.  This increase is primarily attributable to an increase in nonperforming assets and related charge-offs in the third quarter 2008.   Net interest income decreased by $16.2 million for the year-to-date period ended September 30, 2008 as compared to the same period in 2007 due mostly to lower rates.  Without the $250.7 million goodwill impairment, noninterest expense would have decreased by $13.0 million for the nine-months ended September 30, 2008 as compared to the same period in 2007.   This decrease in noninterest expense is mostly due to lower salaries and benefits expense in 2008 as compared to 2007, and additional charges of $7.5 million recorded in the second quarter 2007 in connection with the settlement of a lawsuit and restructuring charges related to the merger of our subsidiary banks.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)

Net interest income	$19,842	$20,391	$21,650	$24,184	$25,236
Interest rate spread	3.37%	3.50%	3.58%	3.77%	3.84%
Net interest margin	4.02%	4.20%	4.42%	4.75%	4.82%
Net interest margin, fully tax equivalent	4.11%	4.28%	4.53%	4.88%	4.97%

Third quarter 2008 net interest income of $19.8 million declined by $5.4 million from the third quarter 2007.  This decrease is a result of a $4.8 million unfavorable rate variance and a $0.6 million unfavorable volume variance (see Table 5).

The unfavorable rate variance from the prior year third quarter is primarily attributable to lower yields on earnings assets, and in particular loans.   The yield on earning assets declined by 182 basis points from 7.84% for the third quarter 2007 to 6.02% for the third quarter 2008.  During that same period, the Federal Open Markets Committee (FOMC) of the Federal Reserve Board decreased the target federal funds rate six times by a total of 275 basis points.  Similarly, the prime rate decreased by 275 basis points during this same period.  Approximately 64% of the Company’s outstanding loan balances are variable rate loans and are tied to indices such as prime, LIBOR or federal funds.  As a result of these rate declines, the average yield on loans for the Company decreased by 204 basis points from 8.13% for the quarter ended September 30, 2007 to 6.09% for the same period in 2008. Rates paid on interest-bearing liabilities also declined during this same period by 135 basis points, for a net decrease in the net interest spread of 47 basis points over this same period.   Although the net interest spread decreased by 47 basis points, the overall net interest margin declined by 80 basis points.  The cause for the larger impact on net interest margin as compared to the interest rate spread is that the benefit from noninterest bearing deposits had a smaller impact in 2008 compared to 2007 due to the lower interest rate environment.

The unfavorable volume variance is mostly attributable to a $113.5 million decrease in average earning assets for the third quarter 2008 as compared to the same period in 2007.  The average balance of loans declined from the same period in the prior year by $64.6 million.  Most of this decline is attributable to management’s decision to reduce the number of construction loans.  The construction loan balance decreased by $42.6 million from September 30, 2007 to September 30, 2008.   Additionally, approximately $48 million of certain nonperforming and classified loans were sold in October 2007.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)

Net interest income	$61,883	$78,066
Interest rate spread	3.48%	4.00%
Net interest margin	4.21%	4.99%
Net interest margin, fully tax equivalent	4.31%	5.15%

For the nine-month period ended September 30, 2008, net interest income decreased by $16.2 million, or 20.7%, as compared to the same period in 2007.  This decrease is due to a $14.1 million unfavorable rate variance and a $2.1 million unfavorable volume variance (see Table 5).

The unfavorable rate variance for year-to-date 2008 is mostly due to a decrease in the yield on earning assets.   The yield on earning assets decreased by 165 basis points to 6.35% for the nine months ended September 30, 2008 from 8.00% for the same period in 2007.  During that same period, the Federal Open Markets Committee (FOMC) of the Federal Reserve Board decreased the target federal funds rate six times by a total of 275 basis points.  Similarly, the prime rate decreased by 275 basis points during this same period.  These rate decreases also impacted the Bank’s cost of funds.  The cost of interest-bearing liabilities was 2.87% for the first nine months of 2008 as compared to 4.00% for the same period in 2007.

The unfavorable volume variance is mostly a result of lower average earning assets.  Average earning assets decreased by $128.9 million for the year-to-date 2008 as compared to the same period in 2007.  Approximately $112.8 million of this decrease was due to a decline in average construction loans, as well as a sale of a portion of certain nonperforming and classified loans in October 2007.  Most of the remainder of the decrease is due to a decrease in the average balance of tax-exempt securities.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.  Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 4

	Quarter Ended September 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,807,325	$27,675	6.09%	$1,871,939	$38,369	8.13%
Investment securities (1)
Taxable	53,273	749	5.59%	50,779	617	4.82%
Tax-exempt	69,272	846	4.86%	106,566	1,343	5.00%
Bank Stocks (3)	32,714	441	5.37%	32,181	490	6.05%
Other earning assets	1,662	8	1.87%	16,326	265	6.43%
Total interest-earning assets	1,964,246	29,719	6.02%	2,077,791	41,084	7.84%
Non-earning assets:
Cash and due from banks	35,770			44,189
Other assets	351,897			504,933

Total assets	$2,351,913			$2,626,913

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$148,536	$177	0.47%	$151,656	$122	0.32%
Money market	517,001	2,343	1.80%	653,997	6,272	3.81%
Savings	70,512	99	0.56%	75,374	146	0.77%
Time certificates of deposit	484,706	4,835	3.97%	579,339	7,393	5.06%
Total interest-bearing deposits	1,220,755	7,454	2.43%	1,460,366	13,933	3.79%
Borrowings:
Repurchase agreements	20,317	105	2.05%	35,475	425	4.75%
Federal funds purchased	9,981	55	2.21%	258	3	5.39%
Subordinated debentures	41,239	778	7.50%	41,239	944	9.08%
Borrowings	192,088	1,485	3.08%	35,326	543	6.09%
Total interest-bearing liabilities	1,484,380	9,877	2.65%	1,572,664	15,848	4.00%
Noninterest bearing liabilities:
Demand deposits	426,128			458,143
Other liabilities	17,838			26,848
Total liabilities	1,928,346			2,057,655
Stockholders’ Equity	423,567			569,258
Total liabilities and stockholders’ equity	$2,351,913			$2,626,913

Net interest income		$19,842			$25,236
Net interest margin			4.02%			4.82%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.11% and 4.97% for the three months ended September 30, 2008 and September 30, 2007, respectively.

(2) Net loan fees of $0.9 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, are included in the yield computation.

(3) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

Table 4 (Continued)

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,787,912	$86,822	6.49%	$1,888,013	$117,194	8.30%
Investment securities (1)
Taxable	53,411	2,212	5.53%	51,075	1,846	4.83%
Tax-exempt	73,094	2,616	4.78%	109,347	4,091	5.00%
Bank Stocks (3)	32,590	1,346	5.52%	32,011	1,424	5.95%
Other earning assets	15,348	342	2.98%	10,769	592	7.35%
Total interest-earning assets	1,962,355	93,338	6.35%	2,091,215	125,147	8.00%
Non-earning assets:
Cash and due from banks	38,020			50,907
Other assets	359,209			514,207

Total assets	$2,359,584			$2,656,329

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$152,537	$639	0.56%	$156,837	$637	0.54%
Money market	546,317	8,615	2.11%	636,547	18,034	3.79%
Savings	70,740	311	0.59%	79,299	462	0.78%
Time certificates of deposit	461,820	15,095	4.37%	578,170	21,884	5.06%
Total interest-bearing deposits	1,231,414	24,660	2.67%	1,450,853	41,017	3.78%
Borrowings:
Repurchase agreements	18,851	323	2.29%	32,312	1,157	4.79%
Federal funds purchased	6,655	119	2.39%	716	20	3.74%
Subordinated debentures	41,239	2,422	7.85%	41,239	2,814	9.12%
Borrowings	167,634	3,931	3.13%	46,941	2,073	5.90%
Total interest-bearing liabilities	1,465,793	31,455	2.87%	1,572,061	47,081	4.00%
Noninterest bearing liabilities:
Demand deposits	450,330			473,214
Other liabilities	19,842			31,332
Total liabilities	1,935,965			2,076,607
Stockholders’ Equity	423,619			579,722
Total liabilities and stockholders’ equity	$2,359,584			$2,656,329

Net interest income		$61,883			$78,066
Net interest margin			4.21%			4.99%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.31% and 5.15% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

(2) Net loan fees of $2.6 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively, are included in the yield computation.

(3) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Table 5

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007			Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(10,694)	$(9,410)	$(1,284)	$(30,372)	$(24,423)	$(5,949)
Investment Securities
Taxable	132	101	31	366	279	87
Tax-exempt	(497)	(40)	(457)	(1,475)	(171)	(1,304)
Bank Stocks	(49)	(57)	8	(78)	(104)	26
Other earning assets	(257)	(113)	(144)	(250)	(880)	630
Total interest income	(11,365)	(9,519)	(1,846)	(31,809)	(25,299)	(6,510)

Interest expense:
Deposits:
Interest-bearing demand	55	57	(2)	2	16	(14)
Money market	(3,929)	(2,812)	(1,117)	(9,419)	(7,137)	(2,282)
Savings	(47)	(38)	(9)	(151)	(105)	(46)
Time certificates of deposit	(2,558)	(1,463)	(1,095)	(6,789)	(2,743)	(4,046)
Repurchase agreements	(320)	(183)	(137)	(834)	(464)	(370)
Federal funds purchased	52	(1)	53	99	(4)	103
Subordinated debentures	(166)	(166)	0	(392)	(392)	0
Borrowings	942	(119)	1,061	1,858	(414)	2,272
Total interest expense	(5,971)	(4,725)	(1,246)	(15,626)	(11,243)	(4,383)

Net interest income	$(5,394)	$(4,794)	$(600)	$(16,183)	$(14,056)	$(2,127)

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

In the third quarter 2008, the Company recorded a provision for loan losses of $30.8 million, compared to $8.0 million in the third quarter 2007.  The Company has determined that the provision for loan losses made during the third quarter of $30.8 million is necessary to have an allowance for loan losses (2.52% of total loans as of September 30, 2008) at a level necessary for the probable incurred losses inherent in the loan portfolio as of September 30, 2008.  Specifically, the increase in impaired loans (impaired loans were $55.0 million at September 30, 2008 as compared to $17.4 million at September 30, 2007) and a corresponding higher specific allocation related to such loans accounted for approximately $19.0 million of provision for loan losses made during the quarter.  Of this $19 million, $12.5 million was charged off during the third quarter of 2008. In addition to the $19 million, the impact of the level of charge-offs and the current economic climate on our historical loss and economic concerns components of our allowance for loan losses resulted in an additional provision for loan losses of $12.8 million. The provision for loan losses was driven primarily from an increase in nonperforming assets and related charge-offs, primarily due to weakness in the performance of residential construction, land and land development loans. We believe that continued economic weakness will likely result in elevated credit costs.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

Net charge offs in the third quarter 2008 were $12.5 million, as compared to $19.6 million for the same quarter in 2007.  Charge-offs were higher in the third quarter 2007 due to the sale of a portfolio of certain impaired and classified loans in bulk sale, rather than continuing to work out each credit individually.

  For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

For the nine months ended September 30, 2008, the Company recorded a provision for loan loss of $32.5 million as compared to $21.6 million in the same period in 2007.  The increase in nonperforming loans and a corresponding higher specific allocation related to such loans, the impact of charge-offs and the current economic climate on our historical loss and economic concerns components of our allowance were the primary causes for the increase in the provision for loan losses.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Noninterest income:
Customer service and other fees	$2,521	$2,528	$2,276	$2,267	$2,390
Gain on sale of securities	—	—	138	—	—
Other	186	604	101	665	230
Total noninterest income	$2,707	$3,132	$2,515	$2,932	$2,620

Noninterest income for third quarter 2008 decreased by $0.4 million from the second quarter 2008 and increased by $0.1 million from the third quarter 2007.  The $0.4 million decrease from the second quarter 2008 is mostly attributable to a decrease resulting from a miscellaneous recovery reported as other noninterest income in the second quarter 2008.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Noninterest income:
Customer service and other fees	$7,325	$7,242
Gain on sale of securities	138	—
Other	891	522
Total noninterest income	$8,354	$7,764

Noninterest income for the first nine months of 2008 increased by $0.6 million from the same period in 2007.  The increase in noninterest income between the year-to-date period in 2008 and the same period in 2007 is mostly attributable to a gain on sale of securities in 2008 as well as a miscellaneous recovery recorded in the second quarter 2008.  During 2008, a $0.1 million gain on sale of securities was realized as management sold approximately $15 million of available-for-sale securities and purchased approximately $15 million of new available-for-sale securities in order to improve the overall yield on securities.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$5,927	$9,184	$9,720	$8,442	$9,039
Occupancy expense	1,958	2,131	2,001	1,781	1,855
Furniture and equipment	1,390	1,383	1,314	1,205	1,188
Impairment of goodwill	250,748	—	—	142,210	—
Amortization of intangible assets	1,877	1,877	1,877	2,132	2,143
Other general and administrative	3,982	5,122	3,798	4,278	3,980
Total noninterest expense	$265,882	$19,697	$18,710	$160,048	$18,205

Noninterest expense for the third quarter 2008 increased by $246.2 million from the second quarter 2008 and by $247.7 million from the third quarter 2007.  Excluding the $250.7 million goodwill impairment charge in the third quarter 2008, noninterest expense would have decreased by $4.6 million from the second quarter of 2008, and would have decreased by $3.1 million from the third quarter 2007.

As previously disclosed, we began a major initiative in the second quarter 2008 to align our expenses with the current size of our business, pursuant to which we expect to ultimately reduce our annual noninterest expenses by up to $6.0 million once this initiative is fully implemented over the next one to two quarters.  Part of this effort included the closure of two bank branch locations during the second half of 2008.  These closures occurred in August and October 2008, and the associated savings with these closures was not yet recognized in the third quarter.  During the third quarter 2008, we also implemented workforce reductions, which resulted in a $0.7 million severance charge for the quarter.  We expect to realize approximately $1.2 million per quarter in lower compensation costs going forward as a result of these reductions.  Further, we expect to reduce our overall information systems costs by approximately $0.3 to $0.4 million per quarter, but will not recognize any savings associated with this particular effort until at least first quarter 2009.

Salary and employee benefits expense decreased by $3.1 million in the third quarter 2008 as compared to the same quarter in 2007.  The $3.1 million decline in salaries and employee benefits expense from the third quarter 2007 primarily relates to a $2.7 million reduction in restricted stock expense, mostly due to performance-based shares that are no longer expected to meet their performance target prior to the expiration date of December 31, 2012.  This $2.7 million reduction was partially offset by $0.7 million of severance cost during the third quarter 2008.  The remaining decrease is mostly due to an overall decrease in base salary expense as a result of fewer employees in the third quarter 2008 as compared to the same quarter in 2007.   Salaries and employee benefits expense decreased by $3.3 million in the third quarter 2008 as compared to the second quarter 2008, primarily due to a $2.7 million reduction in restricted stock expense as well as an overall decline in salary expense, net of a $0.7 million severance charge recorded in the third quarter 2008 as a result of workforce reductions during such quarter. The remaining decrease is mostly due to an overall decrease in the base salary expense as a result of fewer employees in the third quarter 2008 as compared to the second quarter 2008.

Amortization of intangible asset expense is $1.9 million in the third quarter 2008 as compared to $2.1 million in the third quarter 2008, a decrease of 12.4%.   This decrease is mostly attributable to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense remained relatively flat in the third quarter 2008 as compared to the third quarter 2007, and decreased by $1.1 million from the second quarter 2008.  The $1.1 million decrease in other general and administrative expense from the second quarter 2008 is primarily due to a $1.3 million loss recorded in the second quarter 2008 related to the decision to close two branch locations.   On October 7, 2008, the FDIC proposed new rules that would increase the FDIC insurance premiums by 7 basis points, which would effectively double the amount of FDIC insurance premiums the Company pays.   If enacted, this proposed regulation will increase the Company’s 2009 FDIC insurance premiums by approximately $1.0 million.  Additionally, the FDIC’s Temporary Liquidity Program implements additional insurance assessments of 10 basis points on noninterest bearing transaction accounts in excess of the insured amounts, which could add an additional insurance cost of up to $0.3 million during 2009.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$24,831	$30,737
Occupancy expense	6,090	6,032
Furniture and equipment	4,087	3,659
Impairment of goodwill	250,748	—
Amortization of intangible assets	5,631	6,533
Other general and administrative	12,902	19,548
Total noninterest expense	$304,289	$66,509

Noninterest expense for the nine months ended September 30, 2008 increased by $237.8 million over the same period in 2007.  Excluding the $250.7 million goodwill impairment charge, noninterest expense for the nine months ended September 30, 2008 would have decreased by $13.0 million, or 19.5%, over the same period in 2007. This decrease in the year-to-date noninterest expense is mostly due to a $5.9 million decrease in salaries and employee benefits and a $6.6 million decrease in other general and administrative expense.

The $5.9 million decline in salaries and employee benefits expense is due to a $2.7 million reduction in restricted stock expense primarily due to the reasons discussed above, a $1.0 million decrease to accruals for bonus and incentives and a $2.8 million decrease in base salaries and benefits.  This decrease in base salary and benefit expense is due primarily to a decrease of 89 full-time equivalent employees from September 2007 to September 2008. These decreases were partially offset by a $0.7 million increase related to severance costs.

 The $6.6 million decline in other general and administrative expense is mostly attributable to the $6.5 million charge for a settlement of a lawsuit in the second quarter 2007, a $1.0 million restructuring charge taken for the merger of the Company’s subsidiary banks in 2007 and a $1.1 million decrease in professional fees mostly due to external and internal audit related expenses.  These items were partially offset by a $1.3 million charge in the second quarter 2008 related to the decision to close two branches as well as a $1.0 million increase in expenses associated with other real estate owned.

Income Tax Expense (Benefit)

The effective tax benefit was 3.0% for the three months ending September 30, 2008 as compared to an effective tax rate of 7.5% for the same period in 2007.  The primary differences between the expected rate and the effective tax rate for the third quarter 2008 are the charge for goodwill impairment, which is not tax deductible as well as tax-exempt income.  Without the goodwill impairment charge, the effective tax rate for the third quarter 2008 would have been approximately 35.4%.  The lower tax rate in 2007 was due to the relatively high level of tax-exempt income compared to net income.

For the year-to-date period ended September 30, 2008, the effective tax rate was 2.3%.  The primary differences between the expected rate and the effective tax rate for 2008 are the charge for goodwill impairment, which is not tax deductible as well as tax-exempt income.  The primary difference between the expected tax rate and the effective tax rates for 2007 was tax-exempt income. The larger tax benefit rate in 2007 was due to the relatively high level of tax-exempt income compared to net income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Total assets	$2,052,944	$2,358,559	$2,345,079	$2,371,664	$2,617,153
Earning assets	1,927,128	1,959,434	1,932,526	1,949,211	2,041,263
Deposits	1,635,101	1,707,031	1,710,082	1,799,507	1,915,932

At September 30, 2008, the Company had total assets of $2.1 billion, or $318.7 million less than total assets at December 31, 2007, and $564.2 million less than total assets at September 30, 2007.  The decline in assets from December 31, 2007 is mostly due to the $250.7 million impairment of goodwill described above.   In addition, primarily as a result of economic conditions, the Bank’s allowance for loan loss has increased by approximately $19.1 million as of September 30, 2008 relative to December 31, 2007.  During this same period, loans, net of unearned discount were down approximately 1%.  The Bank also reduced its asset balances in investments for liquidity purposes.  Sales and maturities of securities during 2008 resulted in a $22.7 million decrease in investments.  Cash balances accounted for approximately $11.0 million of the overall decline in total assets and amortization of the Bank’s core deposit intangible assets accounts for another $5.6 million of the decrease.

The $564.2 million decrease in assets from September 30, 2007, is primarily due to $142.2 and $250.7 goodwill impairments recorded in the fourth quarter 2007 and third quarter 2008, respectively.  In addition, loans, net of unearned discount decreased by $39.5 million from September 30, 2007 in part due to a decision to reduce the Company’s construction loan balances.  As reflected in Table 11 below, construction loans decreased by $41.7 million in the third quarter 2008 as compared to the third quarter 2007.  The increase in construction loans at September 30, 2008 as compared to December 31, 2007 is due to draws on existing income-producing commercial construction projects.  There was also a reduction in loans held for sale of $31.5 million, as most of these loans held for sale were sold in the 4th quarter 2007.  The allowance for loan losses increased by $20.8 million over the same period.  Investments have decreased by $43.5 million for liquidity purposes and cash holdings have declined by $13.2 million to reduce nonearning assets. The continued depreciation and amortization of the Company’s fixed assets and core deposit intangible assets account for the majority of the remaining decrease in assets.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Real estate – Residential and Commercial	$693,800	$717,533	$723,246	$713,478	$724,528
Real estate - Construction	248,883	232,522	238,926	235,236	290,591
Equity lines of credit	49,205	46,778	47,659	48,624	49,747
Commercial	706,678	705,309	657,423	679,717	643,702
Agricultural	23,989	29,442	35,003	39,506	43,142
Consumer	38,777	39,611	38,151	40,835	40,868
Leases receivable and other	22,099	21,628	22,205	27,653	30,340
Total gross loans	1,783,431	1,792,823	1,762,613	1,785,049	1,822,918
Less: allowance for loan losses	(44,765)	(26,506)	(26,048)	(25,711)	(23,979)
Unearned discount	(3,758)	(3,668)	(3,316)	(3,402)	(3,730)
Loans, net of unearned discount	$1,734,908	$1,762,649	$1,733,249	$1,755,936	$1,795,209

Loans held for sale at lower of cost or market	$—	$—	$—	$492	$31,459

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

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and other real estate owned. For reporting purposes, other real estate owned consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 12

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(In thousands)

Nonaccrual loans and leases, not restructured	$54,654	$29,742	$20,798	$19,309	$16,831
Accruing loans past due 90 days or more	324	98	1	527	9
Other real estate owned	1,199	1,910	1,715	3,517	3,401
Total nonperforming assets	$56,177	$31,750	$22,514	$23,353	$20,241

Nonperforming loans	$54,978	$29,840	$20,799	$19,836	$16,840
Other impaired loans	—	—	—	3,492	510
Total impaired loans	$54,978	$29,840	$20,799	$23,328	$17,350
Allocated allowance for loan losses	(12,825)	(6,295)	(5,368)	(4,283)	(4,028)
Net investment in impaired loans	$42,153	$23,545	$15,431	$19,045	$13,322
Loans past due 30-89 days	$20,660	$20,169	$42,682	$28,407	$29,584
Loans charged-off	$12,779	$673	$743	$1,729	$20,079
Recoveries	(288)	(231)	(205)	(436)	(438)
Net charge-offs	$12,491	$442	$538	$1,293	$19,641
Provision for loan losses	$30,750	$900	$875	$3,025	$8,026
Allowance for loan losses	$44,765	$26,506	$26,048	$25,711	$23,979

Allowance for loan losses to loans, net of unearned discount	2.52%	1.48%	1.48%	1.44%	1.32%
Allowance for loan losses to nonaccrual loans	81.91%	89.12%	125.24%	133.16%	142.47%
Allowance for loan losses to nonperforming assets	79.69%	83.48%	115.70%	110.10%	118.47%
Allowance for loan losses to nonperforming loans	81.42%	88.83%	125.24%	129.62%	142.39%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	3.15%	1.77%	1.28%	1.31%	1.11%
Annualized net charge-offs to average loans	2.75%	0.10%	0.12%	0.28%	4.16%
Nonaccrual loans to loans, net of unearned discount	3.07%	1.66%	1.18%	1.08%	0.93%
Loans 30-89 days past due to loans, net of unearned discount	1.16%	1.13%	2.43%	1.59%	1.63%

Nonperforming assets at September 30, 2008, increased by $35.9 million from September 30, 2007, and increased by $24.4 million, or 76.9%, from June 30, 2008.  At September 30, 2007, nonperforming assets had decreased by $16.8 million from the second quarter 2007 due to the movement to loans held for sale for certain nonperforming and classified loans. The recent increase in nonperforming assets is primarily due to residential construction, land development and land loans.  At September 30, 2008, approximately $40.0 million, or 73% of all nonperforming loans outstanding were residential construction, land development and land loans.  At September 30, 2008, thirteen loan relationships comprised approximately 88% of nonperforming loans.

Net charge-offs in the third quarter 2008 were $12.5 million, as compared to $0.4 million in the second quarter 2008, and $19.6 million in the third quarter 2007.  The third quarter 2008 net charge-offs included $10.8 million specifically related to residential construction, land and land development loans. Impaired loans as of September 30, 2008 totaled $55.0 million, as compared to $29.8 million at June 30, 2008 and $20.8 million at December 31, 2007.

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

The ratio of allowance for loan losses to total loans was 2.52% at September 30, 2008, as compared to 1.44% at December 31, 2007 and 1.32% at September 30, 2007.

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

For the specific portion of the allowance computation, total impaired loans at September 30, 2008 increased over the amounts at June 30, 2008, which is reflected in a higher specific allowance.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk weighting.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectibility as described above.  During the third quarter 2008, the historical loss factor increased due to the charge-offs incurred during the third quarter.  This also had a direct impact on the economic concerns factor which looks at historical losses by type of loan and applies a loss factor based on both historical losses and management’s estimate of the economic climate for the remaining loans in the portfolio.  Management also looks at risk weightings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above.  Loans segregated by risk weighting categories watch or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded in 2008 was required in order for the Company to have an allowance for loan losses (2.52% of total loans as of September 30, 2008) at a level necessary for the probable incurred losses inherent in the loan portfolio as of September 30, 2008.  For further discussion of the provision for loan losses, see “Provision for loan losses” above.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses.  The amount calculated is compared to the actual allowance for loan losses balance at each quarter end and any shortfall is charged to income as an additional provision for loan losses.  For further discussion of the provision for loan losses, see “Provision for loan losses” above.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Balance, beginning of period	$25,711	$27,899
Loan charge-offs:
Real estate – Residential and Commercial	2,077	11,574
Real estate - Construction	11,056	12,338
Commercial	863	2,182
Agricultural	18	21
Consumer	181	347
Lease receivable and other	—	782
Total loan charge-offs	14,195	27,244
Recoveries:
Real estate – Residential and Commercial	389	816
Real estate - Construction	69	71
Commercial	161	272
Agricultural	11	394
Consumer	94	109
Lease receivable and other	—	21
Total loan recoveries	724	1,683
Net loan charge-offs	13,471	25,561
Provision for loan losses	32,525	21,641
Balance, end of period	$44,765	$23,979

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

The carrying value of our portfolio of investment securities at September 30, 2008 and December 31, 2007 was as follows:

Table 14

	September 30,	December 31,	Increase	%
	2008	2007	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Government agencies and government-sponsored entities	$2,436	$10,456	$(8,020)	(76.7)%
Obligations of states and political subdivisions	61,013	76,876	(15,863)	(20.6)%
Mortgage backed	32,039	30,038	2,001	6.7%
Marketable equity	1,215	1,047	168	16.0%
Other	547	547	0	0.0%
Total securities available-for-sale	$97,250	$118,964	$(21,714)	(18.3)%

Securities held-to-maturity:
Mortgage-backed	$13,556	$14,889	$(1,333)	(9.0)%

The Company does not own any preferred stock of either the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA).  Further, all mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities, and none are private issuances.

The carrying value of our investment securities at September 30, 2008 was $97.3 million, compared to the December 31, 2007 carrying value of $119.0 million. The decrease in the level of our investments from December 31, 2007, is primarily due to a decrease in the holdings of  U.S. government agencies and government-sponsored entities, as well as municipal bonds.  The change in U.S. Government agencies and government-sponsored entities and mortgage-backed securities from December 31, 2007 to June 30, 2008 is a result of a decision to sell certain securities at a $0.1 million gain and replace them with higher yielding securities in the first quarter 2008.  The reduction in municipal bonds is a result of our decision to not repurchase new municipal bonds as these bonds mature or are called in order to improve liquidity and reduce our overall concentration of municipal securities.

Included in the obligations of states and political subdivisions is an individual non-rated municipal bond with a fair value of $33.5 million and an unrealized loss of $5.9 million.  This unrealized loss comprises 14.9% of the original cost of this security and comprises 78.3% of the gross unrealized loss of all investment securities at September 30, 2008.  Management performs an annual review process for all non-rated municipal security in our portfolio, but updated its analysis for this particular security during the third quarter due to the relative size of the unrealized loss as the unrealized loss on this security comprises 84% of the overall unrealized loss on state and municipal bonds.  Based on the third quarter 2008 credit analysis of this particular bond, including a review of the issuer’s current financial statements, the related cash flows and interest payments, management concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and lack of marketability and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost, which may be maturity.  Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At September 30, 2008		At December 31, 2007
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$403,495	24.69%	$515,299	28.64%
Interest bearing demand	142,164	8.69%	160,100	8.90%
Money market	483,691	29.58%	572,056	31.79%
Savings	68,910	4.21%	71,944	4.00%
Time	536,841	32.83%	480,108	26.67%

Total deposits	$1,635,101	100.00%	$1,799,507	100.00%

At the end of the third quarter 2008, deposits were $1.6 billion as compared to $1.8 billion at December 31, 2007, reflecting a decrease of $164.4 million.  Approximately $111.8 million or 68% of this decline is attributable to a decrease in the balance of noninterest bearing deposits.  A decrease of $88.4 million or 53.8% of the decrease relates to a decline in money market accounts.  The decline in these deposit balances reflects both a decline in our customers’ available balances and increased competition for such deposits.   Noninterest bearing deposits still comprised approximately 25% of total deposits at September 30, 2008, which helps mitigate overall deposit funding costs.  These decreases were offset by an increase in time deposits over the same period in the amount of $56.7 million.  The increase in time deposits is primarily a result of a strategic decision to mitigate the impact of overall market liquidity concerns arising in the third quarter 2008.

Borrowings and Subordinated Debentures

At September 30, 2008, our outstanding borrowings were $166,508,000 as compared to $63,715,000 at December 31, 2007.  The increase in borrowings is due to an increase in term notes at the Federal Home Loan Bank (“FHLB”) as part of a strategic funding decision to complement increased time deposits described above with lower costing FHLB advances to mitigate the impact of margin compression when the pricing is compared to internet or brokered time deposits.

The borrowings at September 30, 2008 consisted of 18 separate fixed-rate term notes at the FHLB with maturities ranging from 6 to 123 months.  Approximately $142 million of the FHLB term advances at September 30, 2008 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  There was also a line of credit at the FHLB at September 30, 2008, but there was no balance outstanding on this line of credit at September 30, 2008.  At December 31, 2007, borrowings consisted of a line of credit and term notes at the Federal Home Loan Bank of

$15,160,000 and $47,356,000 respectively, and a $1,199,000 Treasury Tax and Loan note balance.  The Treasury Tax and Loan note option with the Federal Reserve Bank was cancelled due to the merger of Centennial Bank of the West into Guaranty Bank and Trust Company in January 2008.  Management determined not to open a new Treasury Tax and Loan note with the Federal Reserve Bank with Guaranty Bank and Trust Company.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at September 30, 2008 and December 31, 2007 was $430.3 million and $316.2 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 2.61% and 5.51% at September 30, 2008 and December 31, 2007, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.  However, as of September 30, 2008 and December 31, 2007, there were no investment securities pledged as collateral under the blanket pledge and security agreement.

We have a revolving credit agreement with U.S. Bank National Association which contains financial covenants, including maintaining a minimum return on average assets, a maximum nonperforming assets to total loans ratio, a minimum allowance for loan losses to nonperforming loan ratio, regulatory capital ratios that qualify the Company as well-capitalized and a minimum total-risked based capital amount.  As of November 7, 2008, the amount of the line of credit was decreased from $40 million to $20 million.  As of September 30, 2008, the Company did not have any amount drawn on this line.  As of September 30, 2008, the Company is in compliance with all outstanding financial covenants, as amended.  The interest rate varies based on a spread over the Prime rate, with a floor of 5.0%.  The rate as of November 7, 2008 was 5.0%. The credit agreement is secured by Guaranty Bank stock.  U.S. Bank performs various commercial banking services for the Company for which they receive usual and customary fees.

At September 30, 2008, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 7.44%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.0 million has a variable rate of LIBOR plus 3.10% and is callable without penalty on July 7, 2008, and every quarter thereafter.   Management did not call these debentures on July 7, 2008, but will continue to evaluate whether to call these debentures each quarter.

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

For regulatory and debt-covenant purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiary are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  Our subsidiary bank is required to maintain similar capital levels under capital adequacy guidelines.  At September 30, 2008, our subsidiary bank was “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

				Minimum
				Requirement
			Minimum	For “Well
	September 30,	December 31,	Capital	Capitalized”
	2008	2007	Requirement	Institution

Leverage ratio	7.79%	8.55%	4.00%	5.00%
Tier 1 risk weighted ratio	9.19%	9.62%	4.00%	6.00%
Total risk weighted capital ratio	10.45%	10.87%	8.00%	10.00%

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1 percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company has filed an application to participate in this program.  Participation in the program is not automatic and is subject to approval by the Treasury.  The Company believes that, if approved, it would be eligible to receive up to approximately $59 million of capital under this program.  The Company does not expect to have to seek stockholder approval in connection with participation in the CPP.

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

At September 30, 2008, the following financial instruments were outstanding whose contract amounts represented credit risk:

Table 17

	September 30, 2008	December 31, 2007
	(In thousands)
Commitments to extend credit	$505,293	$582,988
Standby letters of credit	28,731	33,573

Totals	$534,024	$616,561

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008.   The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009.  The FDIC also implemented a Temporary Liquidity Guarantee Program which provides for full FDIC coverage for non-interest bearing deposit transaction accounts, regardless of dollar amounts.  Institutions are automatically enrolled in this program unless they choose to opt-out.  The Company does not intend to opt-out of this program, thus, our customers will receive full coverage for non-interest bearing deposit transaction accounts under the program.

Additionally, the Company has become a member of the Certificate of Deposit Account Registry Service (CDARS™) program.  Through CDARS™, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts.    This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $100,000 amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificate of deposits in amounts under $100,000, so the entire deposit is eligible for FDIC insurance.   At September 30, 2008, the Company did not have any amounts outstanding under the CDARS™ program, but began entering into reciprocal agreements on behalf of our customers in October 2008.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, discount window borrowings from the Federal Reserve Bank, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and U.S. Bank are employed to meet current and presently anticipated funding needs.   At September 30, 2008, the Company had approximately $131.3 million of availability on its FHLB line, $135.5 million of availability on its federal funds lines with correspondent banks, and $20.0 million of availability on its U.S. Bank line.   Further, at September 30, 2008, the Company had purchased $122.0 million of brokered certificates of deposit, an increase of $61.8 million over December 31, 2007.  Additionally, as described above, the Company joined the CDARS™ program and can purchase certificates of deposit through this program.  At September 30, 2008, the Company had not purchased any deposits through CDARS™, but is eligible to purchase certificates of deposit of up to ten percent of its total assets through CDARS™.  These sources provide significant secondary liquidity to the Company to service its depositors’ needs.

The FDIC also implemented a Debt Guarantee Program where it will guarantee all newly-issued senior unsecured debt up to prescribed limits by a participating bank on or after October 14, 2008 through and including June 30, 2009.  Institutions are automatically enrolled in this program unless they choose to opt-out.  The Company does not intend to opt-out of this program which will provide coverage of up to $31.2 million of senior unsecured debt, based on its $25 million of outstanding federal funds purchased as of September 30, 2008.

We rely on dividends from our Bank as a primary source of liquidity for the holding company. We plan to continue to utilize the available dividends from the Bank for holding company operations, subject to regulatory and other restrictions.  The ability of the Bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking.  Because of the net losses in 2007 and 2008 as a result of the goodwill impairment charges, the Bank is required to obtain permission from the Federal Reserve Board and the Colorado Division of Banking prior to making any dividend to the holding company.   As the goodwill impairment charges did not have any impact on the Bank’s liquidity, cash flows or regulatory capital, it is expected that permission will be granted if the Bank remains more than well-capitalized and if the payment of dividends is not deemed to be an unsafe or unsound practice.  We require liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.

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

The following table shows the net interest income increase or decrease over the next twelve months as of   September 30, 2008 and 2007:

  Table 18

MARKET RISK:

	Annualized Net Interest Income
	September 30, 2008	September 30, 2007
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$8,037	$6,527
100	3,645	3,284
Static	—	—
(100)	(3,943)	(3,343)
(200)	(9,165)	(6,501)

Overall, the company is positioned to have a short-term favorable interest income impact in a rising rate environment and have an adverse interest income impact in the short-term in a falling rate environment.

If rates increase, net interest income is anticipated to increase and similarly, if rates decrease, net interest income is expected to decrease, meaning the Company is asset sensitive.  At September 30, 2008, a 200 basis point increase in rates would be anticipated to increase net interest income by $8.0 million as compared to $6.5 million at September 30, 2007.  The Company is slightly more asset sensitive to an increase or decrease in rates than a year ago due mostly to the increased in fixed term borrowings.

ITEM 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

The following risk factors inherent to our business are in addition to the risk factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and/or operating results.  You should carefully consider the risks and uncertainties described below and in the Form 10-K for the year ended December 31, 2007. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

Change in economic conditions, particularly a further economic slowdown along the Front Range in Colorado, including Northern Colorado, could hurt our business.   Our business is directly affected by market conditions, trends in the industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market areas could result in the following consequences, among others, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decline; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Downturns in the real estate markets in our primary market areas could hurt our business.

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado.  While we do not have any sub-prime loans, our construction, land development and land loan portfolio, along with our commercial and multi-family loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market areas would hurt our business.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that met our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.  Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Due to recent economic conditions affecting the real estate market, many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction, land development loans and land loans.  The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans have declined and may continue to decline.  Bank and holding company stock prices have been negatively affected by this trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years.  These conditions may have a material effect on our financial condition and results of operations.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

During the third quarter 2008, we experienced increases in nonperforming loans and related credit losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Front Range of Colorado.  In addition, slowing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans.  Moreover, if a recession occurs, we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, brokered deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on retail and commercial deposits, brokered deposits, and advances from the Federal Home Loan Bank (“FHLB”) of Topeka and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Topeka or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.

On October 3, 2008, Congress approved the $750 billion Emergency Stabilization Act of 2008 (EESA).  The first phase of implementation of EESA included a $250 million Treasury Capital Purchase Program.  The Company applied for up to three-percent of its total risk-weighted assets in capital, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter.  If the Company’s application is approved and the investment is completed, Treasury will also receive warrants for common stock of the Company equal to 15% of the capital invested. There is no guarantee that the Treasury will select the Company to participate in its Capital Purchase Program.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter 2008.

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period (1)
July 1 to July 31	4,662	$4.87	—	1,200,000
August 1 to August 31	2,176	5.97	—	1,200,000
September 1 to September 30	249	5.74	—	1,200,000

	7,087	$5.29	—	1,200,000

(1)          In October 2007, we announced the authorization of a new stock repurchase program to repurchase up to 1,200,000 shares of our common stock from time to time over a one-year period in the open market or through private transactions in accordance with applicable regulations of the Securities and Exchange Commission.  This repurchase program lapsed in October 2008, with 1,200,000 shares expiring thereunder.

(2)          The difference of 7,087 shares between “Total Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Plans” relates to the net settlement of vested, restricted stock awards.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On November 6, 2008, the Company entered into Amendment No. 9 to the Revolving Credit Agreement with U.S. Bank National Association, which became effective November 7, 2008, to modify the return on average assets covenant, nonperforming assets covenant and add a new covenant with respect to a minimum level of total risk-based capital. This amendment also added a notification requirement regarding participation in the U.S. Treasury’s Capital Purchase Program established pursuant to the Emergency Economic Stabilization Act of 2008.   Further, this amendment added a 5% floor to the interest rate, changed the interest rate base rate from the targeted federal funds rate to the Prime rate, and reduced the amount available under the line of credit from $40 million to $20 million. The description of this amendment is subject to, and qualified in its entirety to, the full text of the amendment, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

On October 27, 2008, the Company’s Compensation, Nominating and Governance Committee approved amendments to the Company’s Employee Severance Pay Plan and Executive Cash Incentive Plan, each to be effective January 1, 2009.  Each plan was amended to conform to the final IRS Code Section 409A regulations and recent IRS guidance.  The description of these amendments is subject to, and qualified in its entirety to, the full text of the amendments, copies of which are filed as Exhibit 10.2 and Exhibit 10.3, respectively, hereto and incorporated herein by reference.

On October 28, 2008, the Company’s Board of Directors approved (1) an amendment to the Company’s 2005 Stock Incentive Plan and (2) an amendment and restatement of the Company’s Change in Control Severance Plan, each to be effective January 1, 2009.  Each plan was amended primarily to conform to the final IRS Code Section 409A regulations and recent IRS guidance. The description of these amendments is subject to, and qualified in its entirety to, the full text of the amendments, copies of which are filed as Exhibit 10.4 and Exhibit 10.5, respectively, hereto and incorporated herein by reference.

ITEM 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on May 7, 2008.)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1	Amendment No. 9 to Revolving Credit Agreement, dated November 6, 2008, between U.S. Bank, National Association and the Registrant.

10.2	Amendment to Guaranty Bancorp Employee Severance Pay Plan, effective as of January 1, 2009.

10.3	Amendment to Guaranty Bancorp Executive Cash Incentive Plan, effective as of January 1, 2009.

10.4	Amendment to Guaranty Bancorp 2005 Stock Incentive Plan, effective as of January 1, 2009

10.5	Guaranty Bancorp Change in Control Severance Plan, as amended and restated effective January 1, 2009.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President and Chief Financial Officer