Form 10-Q
period 2009-03-31
Guaranty Bancorp
filed 2009-04-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-51556

GUARANTY BANCORP

(Exact name of registrant as specified in its charter)

DELAWARE	41-2150446
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1331 Seventeenth St., Suite 300
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

303-293-5563

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

As of April 30, 2009 there were 52,464,335 shares of the registrant’s common stock outstanding, including 1,169,075 shares of unvested stock grants and excluding 41,454 shares to be issued under its deferred compensation plan.

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

•                  The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and the impact of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program.

•                  Changes imposed by regulatory agencies to increase our capital to a level greater than the level required for well-capitalized financial institutions.

•                  The failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, including the failure to raise capital as needed, including through the U.S. Treasury’s Capital Purchase Program or Capital Assistance Program.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$34,982	$32,189
Federal funds sold	1,000	13,522
Cash and cash equivalents	35,982	45,711
Securities available for sale, at fair value	99,107	102,874
Securities held to maturity (fair value of $12,460 and $13,505 at March 31, 2009 and December 31, 2008)	11,946	13,114
Bank stocks, at cost	28,334	28,276
Total investments	139,387	144,264

Loans, net of unearned discount	1,757,103	1,826,333
Less allowance for loan losses	(37,598)	(44,988)
Net loans	1,719,505	1,781,345
Loans held for sale	5,175	5,760
Premises and equipment, net	62,386	63,018
Other real estate owned and foreclosed assets	14,524	484
Other intangible assets, net	23,918	25,500
Other assets	35,518	36,659
Total assets	$2,036,395	$2,102,741

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$422,509	$433,761
Interest-bearing demand	425,274	460,856
Savings	72,157	68,064
Time	719,857	735,970
Total deposits	1,639,797	1,698,651
Securities sold under agreements to repurchase and federal funds purchased	16,291	21,781
Borrowings	164,499	166,404
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	10,996	13,086
Total liabilities	1,872,822	1,941,161

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized,64,542,950 shares issued, 52,570,986 shares outstanding at March31, 2009 (includes 1,237,978 shares of unvested restricted stock and 41,454 shares to be issued); 64,542,950 shares issued, 52,654,131shares outstanding at December 31, 2008 (includes 1,420,345 shares of unvested restricted stock and 109,214 of shares to be issued).	65	65
Additional paid-in capital	617,249	617,188
Shares to be issued for deferred compensation obligations	81	710
Accumulated deficit	(351,567)	(352,003)
Accumulated other comprehensive income (loss)	166	(1,302)
Treasury Stock, at cost, 10,943,319 and 10,996,513, respectively	(102,421)	(103,078)
Total stockholders’ equity	163,573	161,580
Total liabilities and stockholders’ equity	$2,036,395	$2,102,741

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$23,076	$31,040
Investment securities:
Taxable	726	615
Tax-exempt	767	893
Dividends	288	470
Federal funds sold and other	3	385
Total interest income	24,860	33,403
Interest expense:
Deposits	7,125	9,795
Securities sold under agreement to repurchase and federal funds purchased	38	137
Borrowings	1,321	1,029
Subordinated debentures	658	792
Total interest expense	9,142	11,753
Net interest income	15,718	21,650
Provision for loan losses	2,505	875
Net interest income, after provision for loan losses	13,213	20,775
Noninterest income:
Customer service and other fees	2,679	2,276
Gain on sale of securities	—	138
Other	236	101
Total noninterest income	2,915	2,515
Noninterest expense:
Salaries and employee benefits	6,739	9,720
Occupancy expense	1,921	2,001
Furniture and equipment	1,131	1,314
Amortization of intangible assets	1,582	1,877
Other general and administrative	4,108	3,798
Total noninterest expense	15,481	18,710
Income before income taxes	647	4,580
Income tax expense	211	1,335
Net income	$436	$3,245

Earnings per share–basic:	$0.01	$0.06
Earnings per share–diluted:	0.01	0.06

Weighted average shares outstanding-basic	51,277,748	50,988,229
Weighted average shares outstanding-diluted	51,277,930	51,049,525

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2007	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654
Adjustment to apply EITF 06-04					(71)		(71)
Comprehensive income:
Net income	—	—	—	—	3,245	—	3,245
Other comprehensive loss	—	—	—	—	—	(1,100)	(1,100)
Total comprehensive income	—	—	—	—	—	—	2,145
Stock compensation awards, net of forfeitures	115,600	—	—	—	—	—	—
Earned stock award compensation, net		772	—	—	—	—	772
Repurchase of common stock	(9,087)	—	—	(51)	—	—	(51)
Deferred compensation	2,616	—	12	—	—	—	12
Balance, March 31, 2008	52,726,120	$618,447	$585	$(102,977)	$(92,022)	$(2,572)	$421,461

Balance, December 31, 2008	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive income:
Net income	—	—	—	—	436	—	436
Other comprehensive income	—	—	—	—	—	1,468	1,468
Total comprehensive income	—	—	—	—	—	—	1,904
Stock compensation awards, net of forfeitures	(106,334)	—	—	—	—	—	—
Earned stock award compensation, net		61	—	—	—	—	61
Repurchase of common stock	(13,486)	—	—	(24)	—	—	(24)
Deferred compensation	36,675	—	52	—	—	—	52
Common shares issued	—	—	(681)	681	—	—	—
Balance, March 31, 2009	52,570,986	$617,314	$81	$(102,421)	$(351,567)	$166	$163,573

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$436	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,465	2,904
Provision for loan losses	2,505	875
Stock compensation, net	61	772
Gain on sale of securities	—	(138)
Loss (gain) on sale or disposal of real estate owned and assets	(32)	5
Real estate valuation adjustments	—	633
Other	(500)	(173)
Net change in:
Other assets	307	5,515
Interest payable and other liabilities	(2,090)	(4,973)
Net cash provided by operating activities	3,152	8,665
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	7,463	25,826
Purchases	(56)	(25,204)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments and calls	—	784
Loan originations and principal collections, net	45,471	21,808
Collections on and proceeds from sale of loans held for sale	585	492
Proceeds from sales of other real estate owned and foreclosed assets	251	582
Additions to premises and equipment	(322)	(568)
Net cash provided by investing activities	53,392	23,720
Cash flows from financing activities:
Net decrease in deposits	(58,854)	(89,425)
Net change in short-term borrowings	—	(16,359)
Proceeds from issuance of long-term debt	—	70,000
Repayment of long-term debt	(1,905)	(131)
Net change in federal funds purchased and repurchase agreements	(5,490)	12,783
Repurchase of common stock	(24)	(51)
Net cash used by financing activities	(66,273)	(23,183)
Net change in cash and cash equivalents	(9,729)	9,202
Cash and cash equivalents, beginning of period	45,711	52,356
Cash and cash equivalents, end of period	$35,982	$61,558

See “Notes to Unaudited Consolidated Financial Statements.”

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

Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2009, Guaranty Bancorp has a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

Reference to “Bank” means Guaranty Bank, and “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable.  References to “Guaranty Bancorp” or to the holding company refer to the parent company on a stand-alone basis.

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

(a)                 Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.  For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for other than temporary impairment of certain investment securities, the allowance for loan losses, valuation of other real estate owned, deferred tax assets and liabilities, carrying value of intangible assets, stock compensation expense and accounting for derivative instruments.  Assumptions and factors are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

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

(d)                      Other Intangible Assets

Core deposit intangible assets, referred to as CDI, and are recognized apart from goodwill at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 years to 15 years.

(e)                  Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity based awards to key employees, nonemployee directors, consultants and prospective employees. As of March 31, 2009, the Company has only granted stock awards. The Company accounts for the equity based compensation using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company recognizes stock compensation cost for services received in a share based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance based share awards is December 31, 2012. As of March 31, 2009, none

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

of the performance based restricted stock awards were expected to vest prior to the end of the contractual term. Should this expectation change, additional expense could be recorded in future periods.

(f)                    Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the 2005 Deferred Compensation Plan (2005 Plan) are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The 2005 Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At March 31, 2009 and December 31, 2008, there were 41,454 and 109,214 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the 2005 Plan is classified as treasury stock.

(g)                 Income taxes

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

At March 31, 2009 and December 31, 2008, the Company did not have any tax benefit disallowed under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiary are subject to U.S federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2005. At March 31, 2009 and December 31, 2008, the company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matter as other noninterest expense. At March 31, 2009 and December 31, 2008, the Company does not have any amounts accrued for interest and penalties.

(h)                 Derivative Financial Instruments

Management utilizes derivative financial instruments to accommodate the needs of its customers primarily through the use of interest rate swaps.  Derivative financial instruments are not used to manage interest rate risk in the Company’s assets or liabilities.  The Company offsets each interest rate swap to minimize its net risk exposure resulting from such transactions and accordingly has not elected to qualify for hedge accounting methods addressed under current provisions of GAAP.   All derivative financial instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings.  See Note 10 for further information.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(i)                           Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. In accordance with SFAS No. 128 (As Amended), Earnings per Share, the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, and therefore, are not included under the two-class method of computing basic earnings per share.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008 the anti-dilutive restricted shares excluded from earnings per share computation were 1,237,796 and 1,670,715 respectively. Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2009	2008

Average common shares outstanding	51,277,748	50,988,229
Effective of dilutive unvested stock grants	182	61,296
Average shares outstanding for calculating diluted earnings per common share	51,277,930	51,049,525

(j)                Recently Issued Accounting Standards

Adoption of New Accounting Standards:  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2009, was not material.

In December 2007, the FASB issued Statement No. 141R, (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R replaces the current standard on business combinations and has significantly changed the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted this standard on January 1, 2009 and the standard requires more disclosure about the Company’s derivative activities. Please see note 10 for more information.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the impact of adoption was not material.

Newly Issued But Not Yet Effective Accounting Standards:  In April 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments.  The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity.  Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery.  In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security,  then the entity will be required to recognize an OTTI.  In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income.  Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP provides additional guidance for determining fair value based on observable transactions.  The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value.  Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments.  The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

(k)             Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair Value	Gross unrealized gains	Gross unrealized losses
	(In thousands)
March 31, 2009:
U.S. government agencies and government-sponsored entities	$2,509	$16	$—
State and municipal	63,963	835	(1,413)
Mortgage-backed	30,615	831	—
Marketable equity	1,476	—	—
Other securities	544	—	—
Total	$99,107	$1,682	$(1,413)

December 31, 2008:
U.S. Treasury securities	$3,495	$1	$—
U.S. government agencies and government-sponsored entities	2,510	17	—
State and municipal	63,015	456	(2,836)
Mortgage-backed	31,965	299	(40)
Marketable equity	1,345	—	—
Other securities	544	—	—
Total	$102,874	$773	$(2,876)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2009:
Mortgage-backed	$11,946	$514	$—	$12,460

December 31, 2008:
Mortgage-backed	$13,114	$391	$—	$13,505

At March 31, 2009, the company owned three securities in unrealized loss positions.  Generally, the fair value of our available for sale securities fluctuates as a result of changes in market interest rates.  Of the three securities in unrealized loss positions at March 31, 2009, one single security accounts for over 99% of the total unrealized loss.  The Company owns securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.   This annual review process considers a review of the issuers’ current financial statements, including the related cash flows and interest payments. This annual review process was updated in the first quarter 2009 for the largest non-rated municipal security in our portfolio.  The unrealized loss on this security comprises over 99% of the overall unrealized loss on state and municipal bonds.  We updated our annual credit analysis of this particular bond in the first quarter 2009 and concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost, which may be maturity.  Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Loans on real estate:
Residential and commercial	$658,982	$680,030
Construction	250,665	268,306
Equity lines of credit	52,679	50,270
Commercial loans	714,218	746,241
Agricultural loans	22,686	22,738
Lease financing	3,547	3,549
Installment loans to individuals	38,220	38,352
Overdrafts	987	855
SBA and other	18,294	19,592
	1,760,278	1,829,933
Less:
Allowance for loan losses	(37,598)	(44,988)
Unearned discount	(3,175)	(3,600)
Net Loans	$1,719,505	$1,781,345

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended March 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$44,988	$25,711
Provision for loan losses	2,505	875
Loans charged-off	(10,262)	(743)
Recoveries on loans previously charged-off	367	205
Balance, end of period	$37,598	$26,048

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	March 31, 2009	December 31, 2008
	(In thousands)
Impaired loans with a valuation allowance	$27,884	$42,191
Impaired loans without a valuation allowance	30,326	12,631
Total impaired loans	$58,210	$54,822
Valuation allowance related to impaired loans	$6,342	$11,064

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Average of individually impaired loans during period	$56,516	$22,114
Interest income recognized during impairment	$11	$17
Cash-basis interest income recognized	$11	$17

The gross interest income that would have been recorded in the year-to-date periods ended March 31, 2009 and March 31, 2008, if the loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was $1,518,000 and $633,000, respectively.  At March 31, 2009 and December 31, 2008, nonaccrual loans were $57,299,000 and $54,594,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(4)                     Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying deposits from customers acquired.  As of March 31, 2009 and December 31, 2008, the Company’s only intangible assets was our Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

	Useful life	March 31, 2009	December 31, 2008
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(39,057)	(37,475)
Other intangible assets, net		$23,918	$25,500

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Amortization expense	$1,582	$1,877

(5)                  Borrowings

At March 31, 2009, our outstanding borrowings were $164,499,000 as compared to $166,404,000 at December 31, 2008. These borrowings at March 31, 2009 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  There was also a line of credit at the FHLB at March 31, 2009, but there was no balance outstanding on this line of credit on such date.  At December 31, 2008, borrowings consisted of term notes at the Federal Home Loan Bank of $166,404,000.

The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at March 31, 2009 and December 31, 2008 was $412.3 million and $428.3 million, respectively.  The interest rate on the line of credit varies with the federal funds rate, and was 0.48% at March 31, 2009.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities, serves as collateral for these borrowings.

As of December 31, 2008, the Company had a revolving credit agreement, as amended, with U.S. Bank National Association, which contained financial covenants, including maintaining a minimum adjusted return (excluding goodwill impairment and intangible asset amortization) on average assets, a maximum nonperforming assets to total loans ratio, regulatory capital ratios that qualify the Company as well-capitalized and a minimum total risk-based capital amount.   At December 31, 2008, the Company was in compliance with all covenants except the minimum total risk-based capital amount.  The minimum total risk-based capital amount was set by U.S. Bank and was based on the Company receiving additional capital from Treasury’s Capital Purchase Program prior to December 31, 2008.  As the Company’s application to receive capital under Treasury’s Capital Purchase Program was still pending as of December 31, 2008, the Company did not meet this financial covenant and voluntarily decided to terminate its line of credit on February 9, 2009 with U.S. Bank. The revolving credit agreement would have otherwise expired on March 31, 2009.

(6)                  Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 6.38% and 8.68% at March 31, 2009 and December 31, 2008, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the trusts, the debentures or the preferred securities.   As of March 31, 2009, the Company was in compliance with all covenants of these subordinated debentures.

These securities are currently included in Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The current regulations limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles.

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, became callable at each quarterly interest payment date starting on July 7, 2008.  The Company did not call this security on any of its quarterly interest payment dates.   The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.   The Company did not call this security as of April 15, 2009.

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2009 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2009	Variable	LIBOR + 2.65%	3.74%	4/15/2009
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2009	Variable	LIBOR + 3.10%	4.19%	4/07/2009

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

At the dates indicated, the following commitments were outstanding:

	March 31, 2009	December 31, 2008
	(In thousands)

Commitments to extend credit	$385,280	$390,277
Standby letters of credit	22,373	24,792
Commercial letters of credit	11,000	11,000

Totals	$418,653	$426,069

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The fair values of derivatives are generally derived from market-observable data such as interest rates, volatilities, and information derived from or corroborated by that market-observable data, which generally fall into Level 2 inputs. However, a significant input into the fair value of the derivatives is a credit valuation adjustment which uses credit spreads which are typically derived by management or obtained from a third party data provider that provides an implied credit spread for public entities.  As a result, the credit spreads are generally unobservable to the market, rendering them a Level 3 input.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to determine

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

fair value for certain Level 3 investments. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at March 31, 2009
Investment securities, available for sale	$—	$61,810	$37,297	$99,107
Derivative Assets	$—	$—	$331	$331
Derivative Liabilities	$—	$—	$242	$242

Assets at December 31, 2008
Investment securities, available for sale	$—	$66,977	$35,897	$102,874

See Note 10, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of March 31, 2009.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for three months ending March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Net Derivative Assets and Liabilities	Available for Sale Securities
	(In thousands)
Balance December 31, 2008	$—	$35,897
Total unrealized gains (losses) included in:
Net Income	89	—
Other Comprehensive Income	—	1,400
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and (out) of level three	—	—
Balance March 31, 2009	$89	$37,297

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represents assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2009
Impaired loans	$—	$—	$21,542	$21,542

Assets at December 31, 2008
Impaired loans	$—	$—	$31,127	$31,127

Impaired loans with a valuation allowance based upon fair value of the underlying collateral had a carrying amount of $27,884,000 at March 31, 2009 as compared to $42,191,000 at December 31, 2008 and $14,757,000 at March 31, 2008.  The valuation allowance on impaired loans was $6,342,000 at March 31, 2009 as compared to $11,064,000 at December 31, 2008 and $5,368,000 at March 31, 2008.  During the three-month periods ended March 31, 2009 and 2008, an additional provision for loan losses of approximately $2.5 million and $1.1 million was made for impaired loans, respectively.

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

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2009
Other real estate owned	$—	$—	$14,524	$14,524

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell.   The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(9)           Stock-Based Compensation

Under the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”), the Company’s Board of Directors may grant stock based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in the Incentive Plan. The allowable stock based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity Based Awards. The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

Prior to vesting of the stock awards with either service or performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan.

Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorized grants of stock based compensation awards of up to 2,500,000 shares of authorized Company common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2009 and December 31, 2008, there were 1,237,978 and 1,420,345 shares of unvested stock granted (net of forfeitures), with 836,746 and 730,412 shares available for grant under the Incentive Plan, respectively.  Of the 1,237,978 shares unearned at March 31, 2009, approximately 517,000 shares are expected to vest.  The Company does not expect any of the 680,000 performance awards to vest.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date

Unearned at December 31, 2008	1,420,345	$9.65
Awarded	—	—
Forfeited	(106,334)	10.29
Vested	(76,033)	8.91
Unearned at March 31, 2009	1,237,978	$9.64

The Company recognized $61,000 and $772,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2009 and 2008, respectively.  The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $186,000 expense for the three months ended March 31, 2009 compared to a $208,000 benefit for the same period in 2008, including $209,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  At March 31, 2009, compensation cost of $2,760,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.   The fair value of awards that vested in the first quarter 2009 was approximately $127,000.

(10)     Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  The Company’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2009.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of March 31, 2009:
Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	$331	$242

Total derivatives not designated as hedging instruments under SFAS 133	$331	$242

The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships under SFAS 133.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009.  The Company executes interest rate swaps with commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2009, the Company had two interest rate swaps with customers with a total notional amount of $24,419,000, and two offsetting interest rate swaps with a total notional amount of $24,419,000; for an aggregate notional amount of $48,838,000 related to this program.  During the three months ended March 31, 2009, the Company recognized net gains of $89,000 related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the three months ended March 31, 2009:

		Amount of Gain Recognized in Income on
Derivatives Not		Derivative
Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31, 2009
		(In thousands)
Interest Rate Products	Other non-interest income	$89

Total		$89

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(11)           Capital Ratios

The Company’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” at March 31, 2009 and December 31, 2008 as follows:

	Ratio at March 31, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	10.82%	10.61%	8.00%	N/A
Guaranty Bank & Trust Company	10.77%	10.52%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.56%	9.35%	4.00%	N/A
Guaranty Bank & Trust Company	9.51%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated	9.20%	8.98%	4.00%	N/A
Guaranty Bank & Trust Company	9.16%	8.90%	4.00%	5.00%

(12)  Total Comprehensive Income

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$436	$3,245
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	2,372	(1,912)
Less: Reclassification adjustments for gains included in income	—	(138)
Net unrealized holding gains (losses)	2,372	(1,774)
Income tax benefit (expense)	(904)	674
Other comprehensive income (loss)	1,468	(1,100)
Total comprehensive income	$1,904	$2,145

(13) Contingencies

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 6, 7, 7A and 8 of our 2008 Annual Report on Form 10-K.  Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its bank subsidiary.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Guaranty Bancorp on a consolidated basis.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change -
	2009	2008	Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$24,860	$33,403	$(8,543)
Interest expense	9,142	11,753	2,611
Net interest income	15,718	21,650	(5,932)
Provision for loan losses	2,505	875	(1,630)
Net interest income after provision for loan losses	13,213	20,775	(7,562)
Noninterest income	2,915	2,515	400
Noninterest expense	15,481	18,710	3,229
Income before income taxes	647	4,580	(3,933)
Income tax expense	211	1,335	1,124
Net income	$436	$3,245	$(2,809)
Share Data:
Basic earnings per share	$0.01	$0.06	$(0.05)
Diluted earnings per share	$0.01	$0.06	$(0.05)
Average shares outstanding	51,277,748	50,988,229	289,519
Diluted average shares outstanding	51,277,930	51,049,525	228,405

			Change -
	March 31, 2009	December 31, 2008	Favorable (Unfavorable)
Selected Balance Sheet Ratios:
Total risk based capital	10.82%	10.61%	0.21%
Nonperforming loans to loans, net of unearned discount	3.31%	3.00%	0.31%
Allowance for loan losses to loans, net of unearned discount	2.14%	2.46%	(0.32)%

The $0.4 million first quarter 2009 net income is $2.8 million lower than the first quarter 2008 net income of $3.2 million, primarily due to a $5.9 million reduction in net interest income, as well as a $1.6 million increase in the provision for loan losses.  These items were partially offset by a $3.2 million reduction in noninterest expense and a $0.4 million increase in noninterest income.

Net interest income decreased by $5.9 million for the first quarter 2009 as compared to the same period in 2008 mostly due to lower rates attributable to a greater than 400 basis point decrease in the targeted federal funds rate by the Federal Open Markets Committee (FOMC) of the Federal Reserve Board since the beginning of the first quarter 2008. The targeted federal funds rate was 4.25% at January 1, 2008 and fell to between 0% and 0.25% on December 16, 2008, where it remains today.

The provision for loan losses is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio.  The increase in the provision for loan losses in the first quarter 2009 as compared to the same period in 2008 is primarily a result of the increase in net charge-offs, which in turned increased the amount required to maintain the allowance for loan losses at an appropriate level.

Noninterest expense declined from the first quarter 2008 primarily as a result of a major effort announced in mid-2008 to better align our expenses with the current size of our business.  This effort resulted in a decline in the number of full-time equivalent employees from 465 at March 31, 2008 to 373 at March 31, 2009.

Net Interest Income and Net Interest Margin

Net interest income, which is our primary source of income, represents the difference between interest earned on assets and interest paid on liabilities.  The interest rate spread is the difference between the yield on our interest-

bearing assets and liabilities.  Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands)

Net interest income	$15,718	$17,679	$19,842	$20,391	$21,650
Interest rate spread	2.62%	2.92%	3.37%	3.50%	3.58%
Net interest margin	3.26%	3.55%	4.02%	4.20%	4.42%
Net interest margin, fully tax equivalent	3.34%	3.64%	4.11%	4.28%	4.53%

First quarter 2009 net interest income of $15.7 million declined by $5.9 million from the first quarter 2008.  This decrease is a result of a $5.8 million unfavorable rate variance and a $0.1 million unfavorable volume variance (see Table 4).

The $5.8 million unfavorable rate variance from the prior year first quarter is primarily attributable to lower yields on earnings assets, and in particular loans.   The yield on earning assets declined by 166 basis points from 6.82% for the first quarter 2008 to 5.16% for the first quarter 2009.  The Federal Open Markets Committee (FOMC) of the Federal Reserve Board decreased the target federal funds rate seven times by a total of greater than 400 basis points during 2008.  Similarly, the prime rate decreased by 400 basis points from January 2008 to the end of 2008.

Interest income decreased by $8.5 million from $33.4 million in the first quarter 2008 to $24.9 million in the first quarter 2009.  Approximately 63% of the Company’s outstanding loan balances are variable rate loans and are tied to indices such as prime or LIBOR.  As a result of the decline in rates discussed above, the average yield on loans for the Company decreased by 189 basis points from 7.06% for the quarter ended March 31, 2008 to 5.17% for the same period in 2009.  The Company remains asset sensitive at the end of the first quarter 2009 and expects that as interest rates rise, net interest income will also increase.

Rates paid on interest-bearing liabilities also declined during this same period by 70 basis points, for a net decrease in the net interest spread of 96 basis points over this same period.   Overall net interest margin declined by 116 basis points.  The cause for the larger impact on net interest margin as compared to the interest rate spread is that the benefit from noninterest bearing deposits had a smaller impact in 2009 compared to 2008 due to the extremely low interest rate environment.

The $0.1 million unfavorable volume variance is mostly attributable to a $14.2 million decrease in average total earning assets for the first quarter 2009 as compared to the same period in 2008.  The average balance of loans increased from the same period in the prior year by $41.1 million, however, other earning assets declined primarily due to the decrease in the average balance of federal funds sold.

Although net interest margin decreased to 3.26% for the first quarter 2009 from 3.55% in the fourth quarter 2008, net interest margin began to recover during the later part of the first quarter 2009.   In the fourth quarter of 2008, the prime rate dropped by 175 basis points, including a 75 basis point drop in December 2008.  The detrimental impact of these rate changes on loan yields continued into early 2009 due to the repricing of loans with monthly, quarterly and annual loan repricing dates.  January and February 2009 net interest margins were 3.19% and 3.13%, respectively.   Management had begun addressing the falling interest rates in 2008 and into 2009 through the utilization of loan floors and higher pricing on renewed and new loans.   Net interest margin improved to 3.46% in March 2009, primarily as a result of these efforts.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.  Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 3

	Quarter Ended March 31,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)	$1,808,727	$23,076	5.17%	$1,767,582	$31,040	7.06%
Investment securities (1)
Taxable	48,944	726	6.02%	50,810	615	4.87%
Tax-exempt	63,813	767	4.88%	76,501	893	4.69%
Bank Stocks (3)	28,274	288	4.13%	32,466	470	5.82%
Other earning assets	5,175	3	0.27%	41,796	385	3.71%
Total interest-earning assets	1,954,933	24,860	5.16%	1,969,155	33,403	6.82%
Non-earning assets:
Cash and due from banks	29,947			40,858
Other assets	80,800			366,526

Total assets	$2,065,680			$2,376,539

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$140,136	$88	0.25%	$155,900	$282	0.73%
Money market	297,386	630	0.86%	581,538	3,781	2.62%
Savings	70,120	55	0.32%	71,178	114	0.65%
Time certificates of deposit	719,600	6,352	3.58%	468,990	5,618	4.82%
Total interest-bearing deposits	1,227,242	7,125	2.35%	1,277,606	9,795	3.08%
Borrowings:
Repurchase agreements	17,007	37	0.89%	16,813	120	2.87%
Federal funds purchased	285	1	0.87%	2,098	17	3.20%
Subordinated debentures	41,239	658	6.47%	41,239	792	7.72%
Borrowings	171,848	1,321	3.12%	120,483	1,029	3.43%
Total interest-bearing liabilities	1,457,621	9,142	2.54%	1,458,239	11,753	3.24%
Noninterest bearing liabilities:
Demand deposits	432,080			472,802
Other liabilities	12,122			22,958
Total liabilities	1,901,823			1,953,999
Stockholders’ Equity	163,857			422,540
Total liabilities and stockholders’ equity	$2,065,680			$2,376,539

Net interest income		$15,718			$21,650
Net interest margin			3.26%			4.42%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.34% and 4.53% for the three months ended March 31, 2009 and March 31, 2008, respectively.

(2) Net loan fees of $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2008 are included in the yield computation.

(3) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

Table 4

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(7,964)	$(8,705)	$741
Investment Securities
Taxable	111	133	(22)
Tax-exempt	(126)	27	(153)
Bank Stocks	(182)	(127)	(55)
Other earning assets	(382)	(197)	(185)
Total interest income	(8,543)	(8,869)	326

Interest expense:
Deposits:
Interest-bearing demand	(194)	(168)	(26)
Money market	(3,151)	(1,827)	(1,324)
Savings	(59)	(57)	(2)
Time certificates of deposit	734	(712)	1,446
Repurchase agreements	(83)	(84)	1
Federal funds purchased	(16)	(7)	(9)
Subordinated debentures	(134)	(134)	0
Borrowings	292	(90)	382
Total interest expense	(2,611)	(3,079)	468

Net interest income	$(5,932)	$(5,790)	$(142)

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

In the first quarter 2009, the Company recorded a provision for loan losses of $2.5 million, compared to $0.9 million in the first quarter 2008.  The Company determined that the provision for loan losses made during first quarter was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of March 31, 2009.  Net charge offs in the first quarter 2009 were $9.9 million, as compared to $0.5 million for the same quarter in 2008.  We believe that continued economic weakness will likely result in a continuation of the elevated provision for loan losses in future periods.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands)
Noninterest income:
Customer service and other fees	$2,679	$2,357	$2,521	$2,528	$2,276
Gain on sale of securities	—	—	—	—	138
Other	236	(91)	186	604	101
Total noninterest income	$2,915	$2,266	$2,707	$3,132	$2,515

Noninterest income for the first quarter 2009 increased by $0.6 million from the fourth quarter 2008 and increased by $0.4 million from the first quarter 2008.  The increase in other noninterest income in the first quarter 2009 as compared to the first quarter 2008 was primarily the result of increases in customer fee income, partially as a result of a reduction in the earnings credit rate on commercial deposit accounts.  Additionally, the Company recognized approximately $0.2 million in fees associated with entering into two separate interest rate swap transactions with customers during the first quarter 2009.

Fluctuations in other noninterest income are primarily the result of the volatility of the fair value of assets held by the Company for purposes of funding its nonqualified deferred compensation plan.   The loss in other noninterest income during the fourth quarter 2008 was primarily a result of a $0.3 million fair value write-down (contra-income) related to the average balance of $1.1 million of assets held for purposes of funding the Company’s deferred compensation plan.   These assets are required to be marked-to-market through the income statement.  These write-downs of the assets held for the deferred compensation plan are almost entirely offset by a reduction to our deferred compensation liability account, which reduces our overall compensation cost.  Therefore, this volatility on the market value of our deferred compensation plan asset and liability accounts had only a nominal overall impact on net income.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 6

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,739	$6,255	$5,927	$9,184	$9,720
Occupancy expense	1,921	1,725	1,958	2,131	2,001
Furniture and equipment	1,131	1,203	1,390	1,383	1,314
Impairment of goodwill	—	—	250,748	—	—
Amortization of intangible assets	1,582	1,803	1,877	1,877	1,877
Other general and administrative	4,108	4,381	3,982	5,122	3,798
Total noninterest expense	$15,481	$15,367	$265,882	$19,697	$18,710

Noninterest expense for the first quarter 2009 remained relatively flat as compared to the fourth quarter 2008, and decreased by $3.2 million from the first quarter 2008.

Salary and employee benefits expense decreased by $3.0 million in the first quarter 2009 as compared to the same quarter in 2008.  The decline in salaries and employee benefits expense from the first quarter 2008 is mostly attributable to a $1.5 million decrease in base salary and benefits expense as a result of a reduction in full-time equivalent employees from the first quarter 2008.  In the second quarter 2008, the Company announced a major effort to better align our expenses with the current size of our business.  This effort resulted in a reduction of full-

time equivalent employees from 465 at March 31, 2008 to 373 at March 31, 2009.   Additionally, there was a $0.7 million reduction in equity-based compensation expense, which is mostly attributable to a reduction in the costs of performance based restricted stock expense as well as an increase in the rate of forfeitures during 2008 and 2009.   The remaining decrease to salaries and employee benefits expense is due to lower bonus and incentive expense in 2009 as compared to 2008.

Amortization of intangible asset expense is $1.6 million in the first quarter 2009 as compared to $1.9 million in the first quarter 2008, a decrease of 15.8%.   This decrease is attributable to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense increased by $0.3 million in the first quarter 2009 as compared to the first quarter 2008.  The increase in other general and administrative expense in the first quarter 2009 as compared to the same period in 2008 is mostly due to an increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums.   In January 2009, the FDIC finalized new rules that increased the FDIC insurance premiums by 7 basis points, which effectively doubled the amount of FDIC insurance premiums paid by the Company.   Additionally, the FDIC’s Temporary Liquidity Program implemented an additional insurance assessment of 10 basis points on noninterest bearing transaction accounts in excess of the insured amounts.  The FDIC has proposed a one-time assessment of up to 20 basis points for deposits as of June 30, 2009, to be paid in September 2009.  If enacted at the full 20 basis point proposal, this assessment could cost the Company over $3.0 million of additional FDIC insurance in the second quarter 2009.

Income Tax Expense

The effective tax rate was 32.6% for the three months ending March 31, 2009 as compared to an effective tax rate of 29.1% for the same period in 2008.  The primary difference between the expected rate and the effective tax rate for both years is tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands)
Total assets	$2,036,395	$2,102,741	$2,052,944	$2,358,559	$2,345,079
Earning assets	1,902,670	1,989,884	1,927,128	1,959,434	1,932,526
Deposits	1,639,797	1,698,651	1,635,101	1,707,031	1,710,082

At March 31, 2009, the Company had total assets of $2.0 billion, or $66.3 million less than total assets at December 31, 2008, and $308.7 million less than total assets at March 31, 2008.  The decline in assets from December 31, 2008, is primarily a result of a $69 million decrease in total loans outstanding, of which $36 million was a decrease in real estate loans and most of the remaining decrease was a result of a reduction in lower yielding syndicated and participated loans.

The $308.7 million decrease in assets at March 31, 2009 as compared to March 31, 2008, is primarily due to the $250.7 million in goodwill impairment recorded in the third quarter 2008.  Most of the remaining decrease is attributable to declines in investments as well as cash and due from banks.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands)
Real estate - Residential and Commercial	$658,982	$680,030	$693,800	$717,533	$723,246
Real estate - Construction	250,665	268,306	248,883	232,522	238,926
Equity lines of credit	52,679	50,270	49,205	46,778	47,659
Commercial	714,218	746,241	706,678	705,309	657,423
Agricultural	22,686	22,738	23,989	29,442	35,003
Consumer	38,220	38,352	38,777	39,611	38,151
Leases receivable and other	22,828	23,996	22,099	21,628	22,205
Total gross loans	1,760,278	1,829,933	1,783,431	1,792,823	1,762,613
Less: allowance for loan losses	(37,598)	(44,988)	(44,765)	(26,506)	(26,048)
Unearned discount	(3,175)	(3,600)	(3,758)	(3,668)	(3,316)
Loans, net of unearned discount	$1,719,505	$1,781,345	$1,734,908	$1,762,649	$1,733,249

Loans held for sale at lower of cost or market	$5,175	$5,760	$—	$—	$—

There were $962.3 million of real estate loans at March 31, 2009, compared to $998.6 million at December 31, 2008 and $1.0 billion at March 31, 2008.  Management continues its efforts to decrease its exposure to residential real-estate and residential land and land development loans.

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

Table 9

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$57,299	$54,594	$54,654	$29,742	$20,798
Accruing loans past due 90 days or more	911	228	324	98	1
Total nonperforming loans	$58,210	$54,822	$54,978	$29,840	$20,799
Other real estate owned and foreclosed assets	14,524	484	1,199	1,910	1,715
Total nonperforming assets	$72,734	$55,306	$56,177	$31,750	$22,514

Impaired loans	$58,210	$54,822	$54,978	$29,840	$20,799
Allocated allowance for loan losses	(6,342)	(11,064)	(12,825)	(6,295)	(5,368)
Net investment in impaired loans	$51,868	$43,758	$42,153	$23,545	$15,431
Loans past due 30-89 days	$31,957	$35,169	$20,660	$20,169	$42,682
Loans charged-off	$10,262	$2,032	$12,779	$673	$743
Recoveries	(367)	(1,005)	(288)	(231)	(205)
Net charge-offs	$9,895	$1,027	$12,491	$442	$538
Provision for loan losses	$2,505	$1,250	$30,750	$900	$875
Allowance for loan losses	$37,598	$44,988	$44,765	$26,506	$26,048

Allowance for loan losses to loans, net of unearned discount	2.14%	2.46%	2.52%	1.48%	1.48%
Allowance for loan losses to nonaccrual loans	65.62%	82.41%	81.91%	89.12%	125.24%
Allowance for loan losses to nonperforming assets	51.69%	81.34%	79.69%	83.48%	115.70%
Allowance for loan losses to nonperforming loans	64.59%	82.06%	81.42%	88.83%	125.24%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	4.11%	3.03%	3.15%	1.77%	1.28%
Annualized net charge-offs to average loans	2.22%	0.22%	2.75%	0.10%	0.12%
Nonaccrual loans to loans, net of unearned discount	3.26%	2.99%	3.07%	1.66%	1.18%
Loans 30-89 days past due to loans, net of unearned discount	1.82%	1.93%	1.16%	1.13%	2.43%

Nonperforming assets at March 31, 2009 increased by $17.4 million from December 31, 2008.  This increase is attributable to a $3.4 million increase in nonperforming loans, and a $14.0 million increase in other real estate owned.   At March 31, 2009, approximately $31.2 million, or 54%, of all nonperforming loans outstanding were residential construction, land and land development.   At December 31, 2008, approximately $36.8 million, or 67.1%, of all nonperforming loans were residential construction, land and land development loans.

Net charge-offs in the first quarter 2009 were $9.9 million, as compared to $1.0 million in the fourth quarter 2008, and $0.5 million in the first quarter 2008.   Of the $9.9 million in net chargeoffs in the first quarter 2009, approximately $6.1 million were provided for as the result of specific allowance allocation on impaired loans as of December 31, 2008.   Most of the remainder of the first quarter chargeoffs relate to a single relationship that went on nonaccrual status during the first quarter 2009 and was moved to other real estate owned at the end of the quarter.  This was a result of reaching a settlement agreement with the borrower in March 2009 that included the bank receiving deeds in lieu of foreclosure.   After the chargeoffs on loans with a specific allowance allocation at December 31, 2008, and transfers to other real estate owned, the Company added approximately $17.3 million in new impaired loans during the quarter.  The majority of this increase was from three loans that were adequately collateralized, therefore, there was not an overall increase in the specific allowance allocation related to impaired loans during the quarter.

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

The ratio of allowance for loan losses to total loans was 2.14% at March 31, 2009, as compared to 2.46% at December 31, 2008 and 1.48% at March 31, 2008.

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

For the specific portion of the allowance computation, there is a lower specific allowance allocation as of March 31, 2009 as compared to December 31, 2008, even though total impaired loans increased over the same period.  This decrease is primarily a result of $6.1 million in chargeoffs during the first quarter 2009 for amounts that had a specific allowance allocation as of December 31, 2008.   The increase in impaired loans during the quarter was mostly on loans that were adequately collateralized, therefore, no increase to the specific allowance allocation was required during the first quarter 2009.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk weighting.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectibility as described above.  During the first quarter 2009, the historical loss factor increased due to the charge-offs incurred during the first quarter.  Management also looks at risk weightings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above.  Loans segregated by risk weighting categories watch or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded in 2009 was required in order for the Company to maintain the allowance for loan losses (2.14% of total loans as of March 31, 2009) at a level necessary for the probable incurred losses inherent in the loan portfolio as of March 31, 2009.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 10

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$44,988	$25,711
Loan charge-offs:
Real estate - Residential and Commercial	606	370
Real estate - Construction	9,252	87
Commercial	258	179
Agricultural	—	9
Consumer	98	98
Lease receivable and other	48	—
Total loan charge-offs	10,262	743
Recoveries:
Real estate - Residential and Commercial	176	135
Real estate - Construction	47	3
Commercial	117	34
Agricultural	2	6
Consumer	25	27
Total loan recoveries	367	205
Net loan charge-offs	9,895	538
Provision for loan losses	2,505	875
Balance, end of period	$37,598	$26,048

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

The carrying value of our portfolio of investment securities at March 31, 2009 and December 31, 2008 was as follows:

Table 11

	March 31,	December 31,	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$3,495	$(3,495)	(100.0)%
U.S. Government agencies and government-sponsored entities	2,509	2,510	(1)	(0.0)%
State and municipal	63,963	63,015	948	1.5%
Mortgage backed	30,615	31,965	(1,350)	(4.2)%
Marketable equity	1,476	1,345	131	9.7%
Other securities	544	544	0	0.0%
Total securities available-for-sale	$99,107	$102,874	$(3,767)	(3.7)%

Securities held-to-maturity:
Mortgage-backed	$11,946	$13,114	$(1,168)	(8.9)%

The Company does not own any preferred stock of either the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA).  Further, all mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities, and none are private issuances.

The carrying value of our available-for-sale investment securities at March 31, 2009 was $99.1 million, compared to the December 31, 2008 carrying value of $102.9 million. The decrease in the level of our investments from December 31, 2008, is primarily due to a decision not to replace maturities of U.S. Treasury, U.S. government agencies and government-sponsored entities, as well as municipal bonds because these bonds were in excess of our requirements for collateral on public deposits and customer repurchase agreements.

Included in the obligations of state and political subdivisions is an individual non-rated municipal bond with a fair value of $37.3 million and an unrealized loss of $1.4 million.  This unrealized loss comprises 3.7% of the original cost of this security and comprises nearly 100% of the gross unrealized loss of all investment securities at March 31, 2009.  Management performs an annual review process for all non-rated municipal securities in our portfolio, but updated its analysis for this particular security during the first quarter due to the relative size of the unrealized loss on this security. Based on the first quarter 2009 credit analysis of this particular bond, including a review of the issuer’s current financial statements, the related cash flows and interest payments, management concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and lack of marketability and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.   In addition, we have the ability and intent to hold these securities until their fair value recovers to their cost, which may be maturity.  Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 12

	At March 31, 2009		At December 31, 2008
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$422,509	25.77%	$433,761	25.52%
Interest bearing demand	140,110	8.54%	145,492	8.57%
Money market	285,164	17.39%	315,364	18.57%
Savings	72,157	4.40%	68,064	4.01%
Time	719,857	43.90%	735,970	43.33%

Total deposits	$1,639,797	100.00%	$1,698,651	100.00%

At the end of the first quarter 2009, deposits were $1.6 billion as compared to $1.7 billion at December 31, 2008, reflecting a decrease of $58.9 million.  Approximately $11.2 million of this decline is attributable to noninterest bearing deposits.  A decrease of $30.2 million relates to a decline in money market accounts and $16.1 million of the decline relates to time deposits.  The decline in these deposit balances reflects both a decline in our customers’ available balances and increased competition for such deposits.   Noninterest bearing deposits still comprised approximately 26% of total deposits at March 31, 2009, which helps mitigate overall deposit funding costs.  The $58.9 million decrease in overall deposits from December 31, 2008 correlates to our $69.2 million decrease in overall loans during the same period.

Borrowings and Subordinated Debentures

At March 31, 2009, our outstanding borrowings were $164,499,000 as compared to $166,404,000 at December 31, 2008.

The borrowings at March 31, 2009 consisted of 16 separate fixed-rate term notes at the FHLB with maturities ranging from 20 to 106 months.  Approximately $140 million of the FHLB term advances at March 31, 2009 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  There was also a line of credit at the FHLB at March 31, 2009, but there was no balance outstanding on this line of credit as of that date.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at March 31, 2009 and December 31, 2008 was $412.3 million and $428.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.48% and 0.65% at March 31, 2009 and December 31, 2008, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.  However, as of March 31, 2009 and December 31, 2008, there were no investment securities pledged as collateral under the blanket pledge and security agreement.

As of December 31, 2008, the Company had a revolving credit agreement, as amended, with U.S. Bank National Association, which contained financial covenants, including maintaining a minimum adjusted return (excluding goodwill impairment and intangible asset amortization) on average assets, a maximum nonperforming assets to total loans ratio, regulatory capital ratios that qualify the Company as well-capitalized and a minimum total risk-based capital amount.   At December 31, 2008, the Company was in compliance with all covenants except the minimum total risk-based capital amount.  The minimum total risk-based capital amount was set by U.S. Bank and was based on the Company receiving additional capital from Treasury’s Capital Purchase Program prior to December 31, 2008.  As the Company’s application to receive capital under Treasury’s Capital Purchase Program was still pending as of December 31, 2008, the Company did not meet this financial covenant and voluntarily decided to terminate its line of credit on February 9, 2009 with U.S. Bank. The revolving credit agreement would have otherwise expired on March 31, 2009.

At March 31, 2009, we had a $41,239,000 aggregate principal balance of subordinated debentures outstanding with a weighted average cost of 6.38%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.0 million has a variable rate of LIBOR plus 3.10% and was callable without penalty on July 7, 2008, and every quarter thereafter.  The CenBank Trust III issuance of $15.0 million has a variable rate of LIBOR plus 2.65% and was callable without penalty on April 15, 2009, and every quarter thereafter.   Management did not call either of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

These securities are currently included in Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability.  The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles.   The adoption of this modification is not expected to have a material impact on the inclusion of trust preferred securities for purposes of Tier 1 capital.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiary are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  Our subsidiary bank is required to maintain similar capital levels under capital adequacy guidelines.  At March 31, 2009, our subsidiary bank was “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 13

	Ratio at March 31, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	10.82%	10.61%	8.00%	N/A
Guaranty Bank & Trust Company	10.77%	10.52%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.56%	9.35%	4.00%	N/A
Guaranty Bank & Trust Company	9.51%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated	9.20%	8.98%	4.00%	N/A
Guaranty Bank & Trust Company	9.16%	8.90%	4.00%	5.00%

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provided the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  Applications were required to be submitted by November 14, 2008 and are subject to approval by the Treasury.  The CPP provides for a minimum investment of 1 percent of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion.  The perpetual preferred stock investment will have a dividend rate of 5% per year until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter.  The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The Company filed an application to participate in this program, and as of the filing date of this report has not received a response from Treasury regarding its application.

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

At the dates indicated, the following commitments were outstanding

Table 14

	March 31, 2009	December 31, 2008
	(In thousands)

Commitments to extend credit	$385,280	$390,277
Standby letters of credit	22,373	24,792
Commercial letters of credit	11,000	11,000

Totals	$418,653	$426,069

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009. The FDIC also implemented a Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program.

Additionally, the Company has become a member of the Certificate of Deposit Account Registry Service (CDARS®) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2009) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, discount window borrowings from the Federal Reserve Bank, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) are employed to meet current and presently anticipated funding needs. At March 31, 2009, the Company had approximately $247.8 million of availability on its FHLB line, $64 million of availability on its federal funds lines with correspondent banks, and $1.3 million of availability with the Federal Reserve discount window. The Company can also increase its amount of brokered deposits. However, if we would become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as described above, the Company joined the CDARS® program and can purchase certificates of deposit through this program. At March 31, 2009 the Company is eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its depositors’ needs.

The FDIC also implemented a Debt Guarantee Program where it guarantees all newly-issued senior unsecured debt up to prescribed limits by a participating bank on or after October 14, 2008 through and including June 30, 2009. The Company and its subsidiary bank elected to opt-in to this program, which could provide up to $38 million of additional unsecured senior debt to the Company and its subsidiary bank in the form of greater than 30 day term notes. As of March 31, 2009, no guaranteed senior unsecured debt had been issued by the Company and the Company does not intend to issue unsecured senior debt prior to June 30, 2009.

The holding company relies on dividends from its Bank as a primary source of liquidity. We plan to continue to utilize the available dividends from the Bank for holding company operations, subject to regulatory and other restrictions. The ability of the Bank to pay dividends or make other capital distributions to the holding company is subject to the regulatory authority of the Federal Reserve Board and the Colorado Division of Banking. Because of the accumulated deficit at December 31, 2008 as a result of goodwill impairment charges in 2008 and 2007, the Bank is required to obtain permission from the Federal Reserve Board and the Colorado Division of Banking prior to making any dividend to the holding company.  The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.   Failure to obtain permission to pay a dividend from the Bank to the Holding from either the Federal Reserve Board or the Colorado Division of Banking could result in the Holding Company electing to defer interest on its trust preferred securities.

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.  A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2008 Annual Report Form 10-K for the fiscal year ended December 31, 2008.  There have been no changes to the critical accounting policies listed in the Company’s 2008 Annual Report Form 10-K during 2009.  During the first quarter 2009, the Company began offering customers interest rate swaps, and adopted the following accounting policy:

Accounting Policy for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying SFAS 133 hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities, which are designed to ensure that exposure to interest rate fluctuations is limited to our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

Credit Risk-related Contingent Features

During the first quarter 2009, the Company entered into interest rate swap contracts with certain commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Thus, these existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

The Company evaluates its credit risk associated with its interest rate swaps by evaluating the maximum potential credit exposure prior to the execution of the interest rate swap.  This maximum potential credit exposure is evaluated by executive management in relation to the Company’s Derivatives and Hedging Policy.  On a quarterly basis, the actual credit risk for all swaps is reported to the Company’s asset-liability committee and compared to the maximum exposure approved in the Company’s Derivatives and Hedging Policy.

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $313,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at the termination value.

Net Interest Income Modeling

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

The following table shows the net interest income increase or decrease over the next twelve months as of March 31, 2009 and 2008:

Table 15

MARKET RISK:

	Annualized Net Interest Income
	March 31, 2009 Amount of Change	March 31, 2008 Amount of Change
	(In thousands)
Rates in Basis Points
200	$7,951	$6,905
100	3,723	3,543
Static	—	—
(100)	2,144	(3,488)
(200)	3,642	(6,350)

Overall, the Company believes it is asset-sensitive, which is consistent with the decline in net interest income during 2008 as a result of lower rates.   At March 31, 2009, the company is positioned to have a short-term favorable interest income impact in a rising rate environment as well as a falling rate environment. This is because of the extremely low rate environment at March 31, 2009. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. Additionally, current deposit rates, especially time deposit rates, would continue to decrease in a falling rate environment. As a falling rate environment would potentially impact the cost of liabilities to a greater degree than earning assets for the above reasons, a falling rate environment is expected to have a favorable impact on net interest margin. However, if the actual prime rate falls below a 300 basis point spread to target federal funds rate, the Company could experience a continued decrease in net interest income as a result of falling yields on earning assets tied to prime.

ITEM 4.       Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter 2009.  These purchases relate to the net settlement of vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
January 1 to January 31	8,700	$2.04
February 1 to February 28	2,922	1.49
March 1 to March 31	1,864	1.54

	13,486	$1.89

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

10.1

Severance Agreement and Release, dated as of February 12, 2009, between Registrant and Sherri L. Heronema (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 17, 2009).

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

Date: April 30, 2009	GUARANTY BANCORP

/s/ PAUL W. TAYLOR

Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary