Form 10-Q
period 2009-06-30
Guaranty Bancorp
filed 2009-07-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐ No  ☒

As of July 30, 2009 there were 52,438,908 shares of the registrant’s common stock outstanding, including 1,106,911 shares of unvested stock grants and excluding 66,616 shares to be issued under its deferred compensation plan.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

•                  Changes imposed by regulatory agencies to increase our capital to a level greater than the level required for well-capitalized financial institutions, or other changes to the Company and its operations imposed through informal understandings or formal agreements entered into with bank regulatory agencies.

•                  The failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, including the failure to consummate the previously announced capital raise of up to $60 million in preferred stock or the failure to raise additional capital as needed, including through the U.S. Treasury’s Capital Purchase Program or Capital Assistance Program.

•                  Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability for our bank subsidiary to retain and grow core deposits, to purchase brokered deposits and maintain unsecured federal funds lines with correspondent banks and secured lines of credits.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$28,403	$32,189
Federal funds sold	18,693	13,522
Cash and cash equivalents	47,096	45,711
Securities available for sale, at fair value	97,461	102,874
Securities held to maturity (fair value of $11,336 and $13,505 at June 30, 2009 and December 31, 2008)	10,929	13,114
Bank stocks, at cost	16,562	28,276
Total investments	124,952	144,264

Loans, net of unearned discount	1,651,572	1,826,333
Less allowance for loan losses	(43,041)	(44,988)
Net loans	1,608,531	1,781,345
Loans held for sale	5,250	5,760
Premises and equipment, net	61,903	63,018
Other real estate owned and foreclosed assets	34,746	484
Other intangible assets, net	22,337	25,500
Other assets	40,052	36,659
Total assets	$1,944,867	$2,102,741

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$352,185	$433,761
Interest-bearing demand	448,256	460,856
Savings	72,143	68,064
Time	688,146	735,970
Total deposits	1,560,730	1,698,651
Securities sold under agreements to repurchase and federal funds purchased	13,071	21,781
Borrowings	164,459	166,404
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	11,761	13,086
Total liabilities	1,791,260	1,941,161

Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized,64,542,950 shares issued, 52,505,524 shares outstanding at June 30, 2009 (includes 1,110,744 shares of unvested restricted stock and 66,616 shares to be issued); 64,542,950 shares issued, 52,654,131shares outstanding at December 31, 2008 (includes 1,420,345 shares of unvested restricted stock and 109,214 of shares to be issued).	65	65
Additional paid-in capital	617,599	617,188
Shares to be issued for deferred compensation obligations	120	710
Accumulated deficit	(362,424)	(352,003)
Accumulated other comprehensive income (loss)	691	(1,302)
Treasury Stock, at cost, 10,928,782 and 10,996,513, respectively	(102,444)	(103,078)
Total stockholders’ equity	153,607	161,580
Total liabilities and stockholders’ equity	$1,944,867	$2,102,741

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$23,208	$28,107	$46,284	$59,147
Investment securities:
Taxable	590	779	1,316	1,463
Tax-exempt	765	877	1,532	1,770
Dividends	198	435	486	905
Federal funds sold and other	14	18	17	334
Total interest income	24,775	30,216	49,635	63,619
Interest expense:
Deposits	6,910	7,411	14,035	17,206
Securities sold under agreement to repurchase and federal funds purchased	31	145	69	282
Borrowings	1,312	1,417	2,633	2,446
Subordinated debentures	662	852	1,320	1,644
Total interest expense	8,915	9,825	18,057	21,578
Net interest income	15,860	20,391	31,578	42,041
Provision for loan losses	18,605	900	21,110	1,775
Net interest income, after provision for loan losses	(2,745)	19,491	10,468	40,266
Noninterest income:
Customer service and other fees	2,354	2,528	5,033	4,804
Gain on sale of securities	—	—	—	138
Other	273	604	509	705
Total noninterest income	2,627	3,132	5,542	5,647
Noninterest expense:
Salaries and employee benefits	6,712	9,184	13,451	18,904
Occupancy expense	1,926	2,131	3,847	4,132
Furniture and equipment	1,147	1,383	2,278	2,697
Amortization of intangible assets	1,581	1,877	3,163	3,754
Other general and administrative	6,348	5,122	10,456	8,920
Total noninterest expense	17,714	19,697	33,195	38,407
Income (loss) before income taxes	(17,832)	2,926	(17,185)	7,506
Income tax expense (benefit)	(6,975)	901	(6,764)	2,236
Net income (loss)	$(10,857)	$2,025	$(10,421)	$5,270

Earnings (loss) per share—basic:	$(0.21)	$0.04	$(0.20)	$0.10
Earnings (loss) per share—diluted:	(0.21)	0.04	(0.20)	0.10

Weighted average shares outstanding-basic	51,339,542	51,004,472	51,312,847	50,996,350
Weighted average shares outstanding-diluted	51,339,542	51,091,042	51,312,847	51,086,578

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2007	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654
Adjustment to apply EITF 06-04, ASC 715-60-55-176					(71)		(71)
Comprehensive income:
Net income	—	—	—	—	5,270	—	5,270
Other comprehensive loss	—	—	—	—	—	(1,422)	(1,422)
Total comprehensive income							3,848
Stock compensation awards, net of forfeitures	129,600	—	—	—	—	—	—
Earned stock award compensation, net		1,550	—	—	—	—	1,550
Repurchase of common stock	(22,645)	—	—	(122)	—	—	(122)
Deferred compensation	12,323	—	68	—	—	—	68
Common shares issued	—	28	(28)	—	—	—	—
Balance, June 30, 2008	52,736,269	$619,253	$613	$(103,048)	$(89,997)	$(2,894)	$423,927

Balance, December 31, 2008	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive loss
Net loss	—	—	—	—	(10,421)	—	(10,421)
Other comprehensive income	—	—	—	—	—	1,993	1,993
Total comprehensive loss						—	(8,428)
Stock compensation awards, net of forfeitures	(186,333)	—	—	—	—	—	—
Earned stock award compensation, net		411	—	—	—	—	411
Repurchase of common stock	(24,111)	—	—	(47)	—	—	(47)
Deferred compensation	61,837	—	91	—	—	—	91
Common shares issued	—	—	(681)	681	—	—	—
Balance, June 30, 2009	52,505,524	$617,664	$120	$(102,444)	$(362,424)	$691	$153,607

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,421)	$5,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,937	6,054
Provision for loan losses	21,110	1,775
Stock compensation, net	411	1,550
Gain on sale of securities	—	(138)
Loss (gain) on sale or disposal of real estate owned and assets	(17)	4
Real estate valuation adjustments	855	734
Write down of premises and equipment	—	1,191
Other	(674)	120
Net change in:
Other assets	(4,547)	6,896
Interest payable and other liabilities	(1,325)	(5,644)
Net cash provided by operating activities	10,329	17,812
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	8,826	30,051
Purchases	(61)	(25,299)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments and calls	14,109	1,118
Purchases	(85)	—
Loan originations and principal collections, net	112,844	(9,206)
Collections on and proceeds from sale of loans held for sale	2,710	492
Proceeds from sales of other real estate owned and foreclosed assets	2,067	587
Proceeds from sales of premises and equipment	1	—
Additions to premises and equipment	(732)	(721)
Net cash provided (used) by investing activities	139,679	(2,978)
Cash flows from financing activities:
Net decrease in deposits	(137,921)	(92,476)
Net change in short-term borrowings	—	(16,331)
Proceeds from issuance of long-term debt	—	104,772
Repayment of long-term debt	(1,945)	(5,011)
Net change in federal funds purchased and repurchase agreements	(8,710)	(2,175)
Repurchase of common stock	(47)	(122)
Net cash used by financing activities	(148,623)	(11,343)
Net change in cash and cash equivalents	1,385	3,491
Cash and cash equivalents, beginning of period	45,711	52,356
Cash and cash equivalents, end of period	$47,096	$55,847

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

Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2009, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

Reference to “Bank” means Guaranty Bank, and “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable.  References to “Guaranty Bancorp” or to the holding company refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to consumers and small to medium-sized businesses in the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans.  The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of business.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

(a)                 Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. We have evaluated all subsequent events through July 31, 2009, the date the financial statements were issued.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

(e)      Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity based awards to key employees, nonemployee directors, consultants and prospective employees. As of June 30, 2009, the Company has only granted stock awards. The Company accounts for the equity based compensation using the provisions of Statement of Financial Accounting

Standards (“SFAS”) No. 123R, Share Based Payment (found at Accounting Standards Codification (ASC) 718-10 in the Financial Accounting Standard Board’s (FASB) Generally Accepted Accounting Principals (GAAP) Codification). The Company recognizes stock compensation cost for services received in a share based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance based share awards is December 31, 2012. As of June 30, 2009, none of the performance based restricted stock awards were expected to vest prior to the end of the contractual term. Should this expectation change, additional expense could be recorded in future periods.

(f)       Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the 2005 Deferred Compensation Plan (2005 Plan) are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The 2005 Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with Emerging Issues Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (found at ASC 710-10-35-1 in the FASB’s GAAP Codification), the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At June 30, 2009 and December 31, 2008, there were 66,616 and 109,214 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the 2005 Plan is classified as treasury stock.

(g)                 Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management it is more likely than not that some portion or all of the deferred tax asset will not be realized. In determining the realizability of the deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

At June 30, 2009 and December 31, 2008, the Company did not have any tax benefit disallowed under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) (found at ASC 740-10-05-6 in the FASB’s GAAP Codification).  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiary are subject to U.S federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2005. At June 30, 2009 and December 31, 2008, the company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2009 and December 31, 2008, the Company does not have any amounts accrued for interest and penalties.

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

(i)         Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. In accordance with SFAS No. 128 (As Amended), Earnings per Share (found at ASC 260-10 in the FASB’s GAAP Codification), the Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, and therefore, are not subject to the two-class method of computing basic earnings per share.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the six months ended June 30, 2009 and 2008. For the three and six months ended June 30, 2008, the anti-dilutive restricted shares excluded from earnings per share computation were 1,603,038 and 1,599,380 respectively. Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Average common shares outstanding	51,339,542	51,004,472	51,312,847	50,996,350
Effect of dilutive unvested stock grants (1)	—	86,570	—	90,228
Average shares outstanding for calculating diluted earnings per common share	51,339,542	51,091,042	51,312,847	51,086,578

(1) Impact of the 1,110,744 of unvested stock grants is antidilutive for the three and six months ended June 30, 2009 due to the net loss for those periods.

(j)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (SFAS 157), (found at ASC 820-10-15-1A in the FASB’s GAAP Codification). This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2009, was not material.

In December 2007, the FASB issued Statement No. 141R, (revised 2007) Business Combinations (SFAS 141R), (found at ASC 805-10 in the FASB’s GAAP Codification). SFAS 141R replaces the current standard on business combinations and has significantly changed the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement requires payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133  (SFAS 161), (found at ASC 815-10 in the FASB’s GAAP Codification). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted this standard on January 1, 2009 and the standard requires more disclosure about the Company’s derivative activities. Please see note 10 for more information.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (FSP EITF 03-6-1), (found at ASC 260-10-45-60 in the FASB’s GAAP Codification). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the impact of adoption was not material.

In April 2009, the FASB issued FSP SFAS 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairment (found at ASC 320-10-35 in the FASB’s GAAP Codification).  The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity.  Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery.  In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security,  then the entity will be required to recognize an OTTI.  In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income.  Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (found at ASC 820-10-65-4 in the FASB’s GAAP Codification).  The FSP provides additional guidance for determining fair value based on observable transactions.  The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value.  Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments (found at ASC 320-10-50 in the FASB’s GAAP Codification).  The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

In May 2009, the FASB issued Statement No. 165 Subsequent Events (SFAS 165)  (found at ASC 855 in the FASB’s GAAP Codification).  The statement sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements.  The statement also defines “available to be issued” financial statements as financial statements that have received all the required approvals from management and other constituents.  The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued.  The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events.  Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements.  Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact.  An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued.  This statement is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards:

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP.  This codification was issued under FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168).  This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009.  Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the codification is referenced by Topic, Subtopic, Section and Paragraph.

In June 2009, the FASB issued Statement No. 166 Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. The statement removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset.  The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.   The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS 167).  Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification.  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair Value	Gross unrealized gains	Gross unrealized losses	Amortized Cost
	(In thousands)
June 30, 2009:
U.S. government agencies and government-sponsored entities	$2,453	$—	$(40)	$2,493
State and municipal	64,822	583	(171)	64,410
Mortgage-backed	28,123	744	—	27,379
Marketable equity	1,519	—	—	1,519
Other securities	544	—	—	544
Total	$97,461	$1,327	$(211)	$96,345

December 31, 2008:
U.S. Treasury securities	$3,495	$1	$—	$3,494
U.S. government agencies and government-sponsored entities	2,510	17	—	2,493
State and municipal	63,015	456	(2,836)	65,395
Mortgage-backed	31,965	299	(40)	31,706
Marketable equity	1,345	—	—	1,345
Other securities	544	—	—	544
Total	$102,874	$773	$(2,876)	$104,977

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2009:
Mortgage-backed	$10,929	$407	$—	$11,336

December 31, 2008:
Mortgage-backed	$13,114	$391	$—	$13,505

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at June 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$2,142	$2,157
Due after one year through five years	13,876	14,199
Due after five years through ten years	3,192	3,281
Due after ten years	48,237	48,182
Total AFS excluding MBS and marketable equity securities	67,447	67,819
Mortgage-backed and marketable equity securities	28,898	29,642
Total available for sale	$96,345	$97,461

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities	$10,929	$11,336

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
U.S. government agencies and government-sponsored entities	$2,454	$(40)	$—	$—	$2,454	$(40)
State and municipal	1,061	(11)	38,550	(160)	39,611	(171)
Total temporarily impaired	$3,515	$(51)	$38,550	$(160)	$42,065	$(211)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Mortgage-backed	$4,348	$(40)	$—	$—	$4,348	$(40)
State and municipal	2,670	(23)	35,897	(2,813)	38,567	(2,836)
Total temporarily impaired	$7,018	$(63)	$35,897	$(2,813)	$42,915	$(2,876)

At June 30, 2009, the Company owned five securities in unrealized loss positions.  Generally, the fair value of our available for sale securities fluctuates as a result of changes in market interest rates.  Of the five securities in unrealized loss positions at June 30, 2009, one single security accounts for approximately 76% of the total unrealized loss.  The Company owns securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by various rating agencies or state and municipal bonds that have either been rated as investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.   This annual review process considers a review of the issuers’ current financial statements, including the related cash flows and interest payments. This annual review process was updated in the second quarter 2009 for the largest non-rated municipal security in our portfolio.  The unrealized loss on this security comprises approximately 94% of the overall unrealized loss on state and municipal bonds.  We updated our annual credit analysis of this particular bond in the first quarter 2009 and concluded that the unrealized loss position on this security was a result of the level of market interest rates and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we do not intend to sell the securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell the security prior to a recovery in its value.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Loans on real estate:
Residential and commercial	$682,923	$680,030
Construction	190,197	268,306
Equity lines of credit	55,812	50,270
Commercial loans	639,462	746,241
Agricultural loans	22,764	22,738
Lease financing	4,722	3,549
Installment loans to individuals	37,878	38,352
Overdrafts	569	855
SBA and other	20,215	19,592
	1,654,542	1,829,933
Less:
Allowance for loan losses	(43,041)	(44,988)
Unearned discount	(2,970)	(3,600)
Net Loans	$1,608,531	$1,781,345

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance, beginning of period	$37,598	$26,048	$44,988	$25,711
Provision for loan losses	18,605	900	21,110	1,775
Loans charged-off	(13,509)	(673)	(23,771)	(1,416)
Recoveries on loans previously charged-off	347	231	714	436
Balance, end of period	$43,041	$26,506	$43,041	$26,506

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2009	December 31, 2008
	(In thousands)
Impaired loans with a valuation allowance	$33,096	$42,191
Impaired loans without a valuation allowance	22,058	12,631
Total impaired loans	$55,154	$54,822
Valuation allowance related to impaired loans	$7,291	$11,064

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Average of individually impaired loans during period	$56,682	$25,320	$56,062	$24,689
Interest income recognized during impairment	$150	$30	$160	$47
Cash-basis interest income recognized	$150	$30	$160	$47

The gross interest income that would have been recorded in the year-to-date periods ended June 30, 2009 and June 30, 2008, if the loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was $2,226,000 and $1,038,000, respectively.  At June 30, 2009 and December 31, 2008, nonaccrual loans were $52,483,000 and $54,594,000, respectively.

(4)       Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying deposits from customers acquired.  As of June 30, 2009 and December 31, 2008, the Company’s only intangible asset was our Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful life	2009	2008
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(40,638)	(37,475)
Other intangible assets, net		$22,337	$25,500

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Amortization expense	$1,581	$1,877	$3,163	$3,754

(5)                  Borrowings

At June 30, 2009, our outstanding borrowings were $164,459,000 as compared to $166,404,000 at December 31, 2008. These borrowings at June 30, 2009 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  There was also a line of credit at the FHLB at June 30, 2009, but there was no balance outstanding on this line of credit on such date.

The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at June 30, 2009 and December 31, 2008 was $404.0 million and $428.3 million, respectively.  The interest rate on the line of credit varies with the federal funds rate, and was 0.25% at June 30, 2009.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities, serves as collateral for these borrowings.

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

(6)                  Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 6.40% and 8.68% at June 30, 2009 and December 31, 2008, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.   As of June 30, 2009, the Company was in compliance with all covenants of these subordinated debentures.

Under the terms of each subordinated debentures agreement, the Company has the ability to elect to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company notified the trustees of the four trusts that it will defer interest on all four of its subordinated debentures.  Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during such deferral period.

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

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2009 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2009	Variable	LIBOR + 2.65%	3.78%	7/15/2009
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2009	Variable	LIBOR + 3.10%	4.23%	7/7/2009

* Call date represents the earliest or next date the Company can call the debentures.

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

At the dates indicated, the following commitments were outstanding:

	June 30, 2009	December 31, 2008
	(In thousands)

Commitments to extend credit	$365,609	$390,277
Standby letters of credit	17,482	24,792
Commercial letters of credit	11,000	11,000

Totals	$394,091	$426,069

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

(8)                     Fair Value Measurements and Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”, found at ASC 820-10 in the FASB’s GAAP Codification).  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at June 30, 2009
Investment securities, available for sale	$—	$58,911	$38,550	$97,461
Derivative Assets	—	—	123	123
Derivative Liabilities	—	—	35	35

Assets at December 31, 2008
Investment securities, available for sale	$—	$66,977	$35,897	$102,874

See Note 10, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of June 30, 2009.

The table below presents a reconciliation of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ending June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Net Derivative Assets and Liabilities	Available for Sale Securities	Net Derivative Assets and Liabilities	Available for Sale Securities
	(In thousands)
Beginning Balance	$89	$37,297	$—	$35,897
Total unrealized gains (losses) included in:

Net Income	(1)	—	88	—
Other Comprehensive Income	—	1,253	—	2,653
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and (out) of level three	—	—	—	—
Balance June 30, 2009	$88	$38,550	$88	$38,550

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represents assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2009
Impaired loans	$—	$—	$25,805	$25,805

Assets at December 31, 2008
Impaired loans	$—	$—	$31,127	$31,127

Impaired loans with a valuation allowance based upon fair value of the underlying collateral had a carrying amount of $33,096,000 at June 30, 2009 as compared to $42,191,000 at December 31, 2008 and $22,454,000 at June 30, 2008.  The valuation allowance on impaired loans was $7,291,000 at June 30, 2009 as compared to $11,064,000 at December 31, 2008 and $6,295,000 at June 30, 2008.  During the six month periods ended June 30, 2009 and 2008, an additional provision for loan losses of approximately $16.6 million and $2.0 million was made for impaired loans, respectively.   During the three month periods ended June 30, 2009 and 2008, an additional provision for loan losses of approximately $14.1 million and $0.9 million was made for impaired loans, respectively.

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

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2009
Other real estate owned and foreclosed assets	$—	$—	$34,746	$34,746

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

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$47,096	$47,096	$45,711	$45,711
Securities available for sale	97,461	97,461	102,874	102,874
Securities held to maturity	10,929	11,336	13,114	13,505
Bank stocks	16,562	n/a	28,276	n/a
Loans, net	1,608,531	1,604,418	1,781,345	1,777,496
Loans held for sale	5,250	5,250	5,760	5,760
Accrued interest receivable	6,532	6,532	7,202	7,202
Interest rate swaps, net	88	88	—	—

Financial liabilities:
Deposits	1,560,730	1,571,348	1,698,651	1,712,160
Federal funds purchased and securities sold under agreements to repurchase	13,071	13,071	21,781	21,781
Subordinated debentures	41,239	36,001	41,239	35,938
Long-term borrowings	164,459	174,456	166,404	178,785
Accrued interest payable	3,276	3,276	3,927	3,927

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

(b) Securities and Bank Stocks

Fair values for securities available for sale and held to maturity are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers’ Bank of the West stock.  These three stocks comprise the balance of bank stocks.

(c) Loans

Loans, net exclude loans held-for-sale as these fair values are disclosed on a separate line on the table.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Impaired loans are valued at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans, which is based on appraised values and discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Loans held for sale are carried at lower cost or fair value. The fair value of loans held for sale is based upon binding contracts and quotes from third party investors.

(d) Interest Rate Swaps, net

The fair value for interest rate swaps are determined by netting the discounted future fixed cash receipts, or payments, and the discounted expected variable cash payments, or receipts.  The variable cash payments, or receipts, are based on an expectation of future interest rates derived from forward interest rate curves.

(e) Deposits

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

(f) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

(g) Long-term Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(h) Subordinated Debentures

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(i) Accrued Interest Payable

The carrying amounts of accrued interest approximate fair value.

(j) Off-balance Sheet Instruments

The fair value of off-balance sheet instruments is not material.

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

Prior to vesting of the stock awards with either service or performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of granted stock for performance based awards and vested shares only for service based awards, subject to termination of such rights under the terms of the Incentive Plan.

Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorized grants of stock based compensation awards of up to 2,500,000 shares of authorized Company common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2009 and December 31, 2008, there were 1,110,744 and 1,420,345 shares of unvested stock granted (net of forfeitures), with 916,745 and 730,412 shares available for grant under the Incentive Plan, respectively.  Of the 1,110,744 shares unearned at June 30, 2009, approximately 448,000 shares are expected to vest.  The Company does not expect any of the 630,000 shares of performance awards to vest.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2008	1,420,345	$9.65
Awarded	—	—
Forfeited	(186,333)	10.20
Vested	(123,268)	9.32
Unearned at June 30, 2009	1,110,744	$9.60

The Company recognized $411,000 and $1,550,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2009 and 2008, respectively.  The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $184,000 expense for the six months ended June 30, 2009 compared to a $385,000 benefit for the same period in 2008.   The 2009 income tax effect related to share-based compensation arrangements included $340,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  At June 30, 2009, compensation cost of $2,219,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.   The fair value of awards that vested in the second quarter 2009 was approximately $228,000.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2009.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of June 30, 2009:
Derivatives not designated as hedging instruments under SFAS 133 (ASC 815-10)
Interest Rate Products	$123	$35

Total derivatives not designated as hedging instruments under SFAS 133 (ASC 815-10)	$123	$35

The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

None of the Company’s derivatives are designated as qualifying hedging relationships under SFAS 133 (found at ASC 815-10 in the FASB’s GAAP Codification).  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009.  The Company executes interest rate swaps with commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2009, the Company had two interest rate swaps with customers with a total notional amount of $24,378,500, and two offsetting interest rate swaps with a total notional amount of $24,378,500; for an aggregate notional amount of $48,757,000 related to this program.  During the three months ended June 30, 2009, the Company recognized a net loss of $1,000 related to changes in fair value of these swaps.  During the six months ended June 30, 2009, the Company recognized net gains of $88,000 related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the six months ended June 30, 2009:

Derivatives Not		Amount of Gain (Loss) Recognized in
Designated as Hedging	Location of Gain or	Income on Derivative
Instruments Under	(Loss) Recognized in	Three Months Ended	Six Months Ended
SFAS 133	Income on Derivative	June 30, 2009	June 30, 2009
		(In thousands)
Interest Rate Products	Other non-interest income	$(1)	$88

Total		$(1)	$88

(11)           Capital Ratios

The Company’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” at June 30, 2009 and December 31, 2008 as follows:

	Ratio at June 30, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	10.73%	10.61%	8.00%	N/A
Guaranty Bank and Trust Company	10.71%	10.52%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.46%	9.35%	4.00%	N/A
Guaranty Bank and Trust Company	9.44%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated	8.96%	8.98%	4.00%	N/A
Guaranty Bank and Trust Company	8.95%	8.90%	4.00%	5.00%

(12)  Total Comprehensive Income

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$(10,857)	$2,025	$(10,421)	$5,270
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	847	(518)	3,219	(2,154)
Less: Reclassification adjustments for gains included in income	—	—	—	(138)
Net unrealized holding gains (losses)	847	(518)	3,219	(2,292)
Income tax benefit (expense)	(322)	196	(1,226)	870
Other comprehensive income (loss)	525	(322)	1,993	(1,422)
Total comprehensive income (loss)	$(10,332)	$1,703	$(8,428)	$3,848

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its bank subsidiary.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Guaranty Bancorp on a consolidated basis.  References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

On May 6, 2008, the stockholders of the Company approved the proposal to change the name of the holding company from Centennial Bank Holdings, Inc. to Guaranty Bancorp.   This name change was effective on May 12, 2008.

In May 2009, the Company signed definitive agreements to sell up to $60 million of capital in the form of preferred stock, subject to stockholder and regulatory approvals and customary closing conditions.   At a Special Meeting of Stockholders held on June 29, 2009, our stockholders approved: (1) the issuance of up to 60,000 shares of 9% mandatorily convertible preferred stock and (2) our proposed Second Amended and Restated Certificate of Incorporation, which would increase the total authorized number of shares of our common stock from 100,000,000 to 150,000,000 and establish a class of non-voting stock.  On July 27, 2009, each of the principal investors obtained the necessary regulatory approvals or non-objections.   The closing is expected to occur on or about the week of August 10, 2009, subject to the remaining customary closing conditions.

Through our banking subsidiary, we provide banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans including energy loans, real estate loans, including construction loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest, including loan origination fees, received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change -			Change -
			Favorable			Favorable
	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$24,775	$30,216	$(5,441)	$49,635	$63,619	$(13,984)
Interest expense	8,915	9,825	910	18,057	21,578	3,521
Net interest income	15,860	20,391	(4,531)	31,578	42,041	(10,463)
Provision for loan losses	18,605	900	(17,705)	21,110	1,775	(19,335)
Net interest income after provision for loan losses	(2,745)	19,491	(22,236)	10,468	40,266	(29,798)
Noninterest income	2,627	3,132	(505)	5,542	5,647	(105)
Noninterest expense	17,714	19,697	1,983	33,195	38,407	5,212
Income (loss) before income taxes	(17,832)	2,926	(20,758)	(17,185)	7,506	(24,691)
Income tax expense	(6,975)	901	7,876	(6,764)	2,236	9,000
Net income (loss)	$(10,857)	$2,025	$(12,882)	$(10,421)	$5,270	$(15,691)
Share Data:
Basic earnings (loss) per share	$(0.21)	$0.04	$(0.25)	$(0.20)	$0.10	$(0.30)
Diluted earnings (loss) per share	$(0.21)	$0.04	$(0.25)	$(0.20)	$0.10	$(0.30)
Average shares outstanding	51,339,542	51,004,472	335,070	51,312,847	50,996,350	316,497
Diluted average shares outstanding	51,339,542	51,091,042	248,500	51,312,847	51,086,578	226,269

			Change -
	June 30,	December 31,	Favorable
	2009	2008	(Unfavorable)
Selected Balance Sheet Ratios:
Total risk based capital	10.73%	10.61%	0.12%
Nonperforming loans to loans, net of unearned discount	3.34%	3.00%	(0.34)%
Allowance for loan losses to loans, net of unearned discount	2.61%	2.46%	0.15%

The $10.9 million second quarter 2009 net loss is $12.9 million lower than the second quarter 2008 net income of $2.0 million, primarily due to a $17.7 million increase in the provision for loan losses, as well as a $4.5 reduction in net interest income.  These items were partially offset by a $7.9million reduction in tax expense and a $2.0 million reduction in noninterest expense.  The causes for these changes are discussed below.

Net interest income decreased by $4.5 million for the second quarter 2009 as compared to the same period in 2008 mostly due to lower rates attributable to a greater than 200 basis point decrease in the targeted federal funds rate by the Federal Open Markets Committee (FOMC) of the Federal Reserve Board since the beginning of the second quarter 2008. The targeted federal funds rate was 2.25% at April 1, 2008 and fell to between 0% and 0.25% on December 16, 2008, where it remains today.

The provision for loan losses is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio.  The increase in the provision for loan losses in the second quarter 2009 as compared to the same period in 2008 is primarily a result of the increase in net charge-offs and the impact of continued stress on commercial real estate values and performance on our general component of the allowance for loan losses, which in turn increased the amount required to maintain the allowance for loan losses at an appropriate level.

Noninterest expense declined from the second quarter 2008 primarily as a result of a major effort announced in mid-2008 to better align our expenses with the current size of our business.  This effort resulted in a decline in the number of full-time equivalent employees from 441 at June 30, 2008 to 380 at June 30, 2009.

On a year-to-date basis in 2009, the Company reported a net loss of $10.4 million as compared to net income of $5.3 million for the same period in 2008.  The primary cause for the decrease over 2008 is a $19.3 million increase in the provision for loan losses and $10.5 million reduction in net interest income, partially offset by lower noninterest and tax expense.  The primary causes for these changes are described in the respective sections below.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(Dollars in thousands)

Net interest income	$15,860	$15,718	$17,679	$19,842	$20,391
Interest rate spread	2.77%	2.62%	2.92%	3.37%	3.50%
Net interest margin	3.38%	3.26%	3.55%	4.02%	4.20%
Net interest margin, fully tax equivalent	3.46%	3.34%	3.64%	4.11%	4.28%

Second quarter 2009 net interest income of $15.9 million declined by $4.5 million from the second quarter 2008.  This decrease is a result of a $2.4 million unfavorable rate variance and a $2.1 million unfavorable volume variance. (see Table 5).

The $2.4 million unfavorable rate variance from the prior year second quarter is primarily attributable to lower yields on earnings assets, and in particular loans.   The yield on earning assets declined by 94 basis points from 6.22% for the second quarter 2008 to 5.28% for the second quarter 2009.  The FOMC decreased the target federal funds rate by a total of greater than 200 basis points since the beginning of the second quarter 2008.  The targeted federal funds rate was 2.25% at April 1, 2008 and fell to between 0% and 0.25% on December 16, 2008, where it remains today.  Similarly, the prime rate decreased by 200 basis points from April 2008 to the end of 2008.

Interest income decreased by $5.4 million from $30.2 million in the second quarter 2008 to $24.8 million in the second quarter 2009.  Approximately 59% of the Company’s outstanding loan balances are variable rate loans and are tied to indices such as prime or LIBOR.  As a result of the decline in rates discussed above, the average yield on loans for the Company decreased by 95 basis points from 6.32% for the quarter ended June 30, 2008 to 5.37% for the same period in 2009.  The Company remains asset sensitive at the end of the second quarter 2009 and expects that as interest rates rise, net interest income will also increase.

Rates paid on interest-bearing liabilities also declined during this same period by 21 basis points, for a net decrease in the net interest spread of 73 basis points over this same period.   Overall net interest margin declined by 82 basis points.  The cause for the larger impact on net interest margin as compared to the interest rate spread is that the benefit from noninterest bearing deposits had a smaller impact in 2009 compared to 2008 due to the extremely low interest rate environment.

The $2.1 million unfavorable volume variance is mostly attributable to a $72.1 million decrease in average total earning assets for the second quarter 2009 as compared to the same period in 2008.  The average balance of loans decreased from the same period in the prior year by $55.4 million.

On a linked quarter basis, net interest margin increased from 3.26% for the first quarter 2009 to 3.38% in the second quarter 2009.  Although there were no changes in the federal funds rate or prime rates during this time, the results of management efforts to address falling interest rates in 2008 began to take effect through higher yields on loans due to the utilization of loan floors and higher minimum pricing on renewed and new loans.   These efforts

resulted in an overall increase of $0.1 million in net interest income in the second quarter 2009 as compared to the first quarter 2009 despite a $73.4 million decrease in average earning assets.

Table 3

	Six Months Ended
	June 30, 2009	June 30, 2008

Net interest income	$31,578	$42,041
Interest rate spread	2.69%	3.54%
Net interest margin	3.32%	4.31%
Net interest margin, fully tax equivalent	3.40%	4.41%

For the six-month period ended June 30, 2009, net interest income decreased by $10.5 million, or 24.9%, as compared to the same period in 2008.  This decrease is due to an $8.0 million unfavorable rate variance and a $2.5 million unfavorable volume variance (see Table 5).

The unfavorable rate variance for year-to-date 2009 is mostly due to a decrease in the yield on earning assets by 130 basis points to 5.22% for the six months ended June 30, 2009 from 6.52% for the same period in 2008.  The FOMC decreased the target federal funds rate seven times by a total of greater than 400 basis points during 2008.  Similarly, the prime rate decreased by 400 basis points from January 2008 to the end of 2008.  These rate decreases also impacted the Bank’s cost of funds.  The cost of interest-bearing liabilities was 2.53% for the first six months of 2009 as compared to 2.98% for the same period in 2008.

The unfavorable volume variance is mostly a result of lower average earning assets.  Average earning assets decreased by $43.4 million for the year-to-date 2009 as compared to the same period in 2008.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.  Nonaccrual loans are included in the calculation of average loans while accrued interest thereon is excluded from the computation of yields earned.

Table 4

	Quarter Ended June 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,733,168	$23,208	5.37%	$1,788,603	$28,107	6.32%
Investment securities (1)
Taxable	45,645	590	5.18%	56,151	779	5.58%
Tax-exempt	65,146	765	4.71%	73,552	877	4.80%
Bank Stocks (4)	21,440	198	3.70%	32,590	435	5.36%
Other earning assets	16,175	14	0.33%	2,738	18	2.67%
Total interest-earning assets	1,881,574	24,775	5.28%	1,953,634	30,216	6.22%
Non-earning assets:
Cash and due from banks	28,947			37,456
Other assets	100,793			359,331

Total assets	$2,011,314			$2,350,421

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$146,802	$90	0.25%	$153,220	$180	0.47%
Money market	275,598	676	0.98%	540,735	2,491	1.85%
Savings	72,085	57	0.32%	70,532	98	0.56%
Time certificates of deposit	708,622	6,087	3.44%	431,511	4,642	4.33%
Total interest-bearing deposits	1,203,107	6,910	2.30%	1,195,998	7,411	2.49%
Borrowings:
Repurchase agreements	14,243	31	0.88%	19,406	98	2.04%
Federal funds purchased (5)	248	—	0.54%	7,849	47	2.40%
Subordinated debentures	41,239	662	6.45%	41,239	852	8.31%
Borrowings	166,504	1,312	3.16%	190,063	1,417	3.00%
Total interest-bearing liabilities	1,425,341	8,915	2.51%	1,454,555	9,825	2.72%
Noninterest bearing liabilities:
Demand deposits	410,517			452,315
Other liabilities	10,472			18,802
Total liabilities	1,846,330			1,925,672
Stockholders’ Equity	164,984			424,749
Total liabilities and stockholders’ equity	$2,011,314			$2,350,421

Net interest income		$15,860			$20,391
Net interest margin			3.38%			4.20%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.46% and 4.28% for the three months ended June 30, 2009 and June 30, 2008, respectively.   The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $1.1 million and $1.0 million for the three months ended June 30, 2009 and 2008 are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the second quarter 2009 rounded to zero.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,770,738	$46,284	5.27%	$1,778,098	$59,147	6.69%
Investment securities (1)
Taxable	47,286	1,316	5.61%	53,480	1,463	5.50%
Tax-exempt	64,483	1,532	4.79%	75,027	1,770	4.75%
Bank Stocks (4)	24,838	486	3.95%	32,528	905	5.59%
Other earning assets	10,704	17	0.31%	22,267	334	3.02%
Total interest-earning assets	1,918,049	49,635	5.22%	1,961,400	63,619	6.52%
Non-earning assets:
Cash and due from banks	29,445			39,157
Other assets	90,853			362,942

Total assets	$2,038,347			$2,363,499

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$143,487	$178	0.25%	$154,560	$461	0.60%
Money market	286,432	1,306	0.92%	561,136	6,273	2.25%
Savings	71,108	112	0.32%	70,855	212	0.60%
Time certificates of deposit	714,081	12,439	3.51%	450,251	10,260	4.58%
Total interest-bearing deposits	1,215,108	14,035	2.33%	1,236,802	17,206	2.80%
Borrowings:
Repurchase agreements	15,617	68	0.88%	18,110	218	2.42%
Federal funds purchased	266	1	0.71%	4,973	64	2.57%
Subordinated debentures	41,239	1,320	6.46%	41,239	1,644	8.02%
Borrowings	169,161	2,633	3.14%	155,273	2,446	3.17%
Total interest-bearing liabilities	1,441,391	18,057	2.53%	1,456,397	21,578	2.98%
Noninterest bearing liabilities:
Demand deposits	421,239			462,564
Other liabilities	11,294			20,893
Total liabilities	1,873,924			1,939,854
Stockholders’ Equity	164,423			423,645
Total liabilities and stockholders’ equity	$2,038,347			$2,363,499

Net interest income		$31,578			$42,041
Net interest margin			3.32%			4.31%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.40% and 4.41% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $1.9 million and $1.8 million for the six months ended June 30, 2009 and 2008 are included in the yield computation.

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

Table 5

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008			Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(4,899)	$(4,050)	$(849)	$(12,863)	$(12,619)	$(244)
Investment Securities
Taxable	(189)	(51)	(138)	(147)	26	(173)
Tax-exempt	(112)	(13)	(99)	(238)	13	(251)
Bank Stocks	(237)	(112)	(125)	(419)	(233)	(186)
Other earning assets	(4)	1	(5)	(317)	(201)	(116)
Total interest income	(5,441)	(4,225)	(1,216)	(13,984)	(13,014)	(970)

Interest expense:
Deposits:
Interest-bearing demand	(90)	(83)	(7)	(283)	(252)	(31)
Money market	(1,815)	(886)	(929)	(4,967)	(2,719)	(2,248)
Savings	(41)	(43)	2	(100)	(101)	1
Time certificates of deposit	1,445	(661)	2,106	2,179	(1,465)	3,644
Repurchase agreements	(67)	(46)	(21)	(150)	(123)	(27)
Federal funds purchased	(47)	(24)	(23)	(63)	(27)	(36)
Subordinated debentures	(190)	(190)	—	(324)	(324)	—
Borrowings	(105)	89	(194)	187	(29)	216
Total interest expense	(910)	(1,844)	934	(3,521)	(5,040)	1,519

Net interest income	$(4,531)	$(2,381)	$(2,150)	$(10,463)	$(7,974)	$(2,489)

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

In the second quarter 2009, the Company recorded a provision for loan losses of $18.6 million, compared to $0.9 million in the second quarter 2008.  The Company determined that the provision for loan losses made during second quarter was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of June 30, 2009.  Net charge offs in the second quarter 2009 were $13.2 million, as compared to $0.4 million for the same quarter in 2008.  The second quarter 2009 provision for loan losses in excess of second quarter 2009 net charge-offs was due primarily to the impact of continued stress on commercial real estate values and performance on our general component of the allowance for loan losses.  We believe that continued economic weakness will likely result in a continuation of the elevated provision for loan losses in future periods.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

 For the six months ended June 30, 2009, the Company recorded a provision for loan loss of $21.1 million as compared to $1.8 million in the same period in 2008.  The increase in nonperforming loans and a correspondingly higher specific allocation related to such loans, the impact of charge-offs and the current economic climate on our historical loss and economic concerns components of our allowance were the primary causes for the increase in the provision for loan losses.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(In thousands)
Noninterest income:
Customer service and other fees	$2,354	$2,679	$2,357	$2,521	$2,528
Other	273	236	(91)	186	604
Total noninterest income	$2,627	$2,915	$2,266	$2,707	$3,132

Noninterest income for the second quarter 2009 decreased by $0.3 million from the first quarter 2009 and decreased by $0.5 million from the second quarter 2008.  The decrease in customer service and other fees in the second quarter 2009 as compared to the second quarter 2008 was primarily the result of decreases in customer fee income from ATM and non-sufficient fund charges, partially offset by higher analysis fees as a result of a reduction in the earnings credit rate on commercial deposit accounts.

Fluctuations in other noninterest income over the past several quarters are primarily the result of the volatility of the fair value of assets held by the Company for purposes of funding its nonqualified deferred compensation plan.   In particular, the loss in other noninterest income during the fourth quarter 2008 was primarily a result of a $0.3 million fair value write-down (contra-income) related to the average balance of $1.1 million of assets held for purposes of funding the Company’s deferred compensation plan.   These assets are required to be marked-to-market through the income statement.  These write-downs of the assets held for the deferred compensation plan are almost entirely offset by a reduction to our deferred compensation liability account, which reduces our overall compensation cost.  Therefore, this volatility on the market value of our deferred compensation plan asset and liability accounts had only a nominal overall impact on net income.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Noninterest income:
Customer service and other fees	$5,033	$4,804
Gain on sale of securities	—	138
Other	509	705
Total noninterest income	$5,542	$5,647

Noninterest income for the first six months of 2009 decreased by $0.1 million from the same period in 2008.  The overall increase in customer service and other fees is primarily attributable to higher analysis fees as a result of a reduction in the earnings credit rate on commercial deposit accounts, whereas the fluctuation in other noninterest income is primarily due to the volatility of the fair value of assets held by the Company for purposes of funding its nonqualified deferred compensation plan as described in the paragraph above.  During 2008, a $0.1 million gain on sale of securities was realized as management sold approximately $15 million of available-for-sale securities and purchased approximately $15 million of new available-for-sale securities in order to improve the overall yield on securities.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,712	$6,739	$6,255	$5,927	$9,184
Occupancy expense	1,926	1,921	1,725	1,958	2,131
Furniture and equipment	1,147	1,131	1,203	1,390	1,383
Impairment of goodwill	—	—	—	250,748	—
Amortization of intangible assets	1,581	1,582	1,803	1,877	1,877
Other general and administrative	6,348	4,108	4,381	3,982	5,122
Total noninterest expense	$17,714	$15,481	$15,367	$265,882	$19,697

Noninterest expense for the second quarter 2009 decreased by $2.0 million, or 10.1%, as compared to the second quarter 2008, and increased by $2.2 million from the first quarter 2009.

Salary and employee benefits expense decreased by $2.5 million, or 26.9%, in the second quarter 2009 as compared to the same quarter in 2008.  The decline in salaries and employee benefits expense from the second quarter 2008 is mostly attributable to a $1.2 million decrease in base salary and benefits expense as a result of a reduction in full-time equivalent employees from the second quarter 2008.  In the second quarter 2008, the Company announced a major effort to better align our expenses with the current size of our business.  This effort resulted in a reduction of full-time equivalent employees from 441 at June 30, 2008 to 380 at June 30, 2009.   Additionally, there was a $0.4 million reduction in equity-based compensation expense, which is mostly attributable to a reduction in the costs of performance based restricted stock expense as well as an increase in the rate of forfeitures during 2008 and 2009.   The remaining decrease in salaries and employee benefits expense is due to lower bonus and incentive expense in 2009 as compared to 2008.

Occupancy expense and furniture and equipment expense decreased by $0.2 million each in the second quarter 2009 as compared to the same quarter in 2008 primarily as a result of the decision to close two branches in 2008, as well as the outsourcing of a portion of our data processing.

Amortization of intangible asset expense is $1.6 million in the second quarter 2009 as compared to $1.9 million in the second quarter 2008, a decrease of 15.8%.   This decrease is attributable to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense increased by $1.2 million in the second quarter 2009 as compared to the second quarter 2008.  The increase in other general and administrative expense in the second quarter 2009 as compared to the same period in 2008 is mostly due to a $1.5 million increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums.  In January 2009, the FDIC finalized new rules that increased the FDIC insurance premiums by 7 basis points starting in the first quarter 2009, with additional increases effective in the second quarter 2009.  These changes more than doubled the amount of FDIC insurance premiums paid by the Company.   Additionally, the FDIC’s Temporary Liquidity Guarantee Program implemented an additional insurance assessment of 10 basis points on noninterest bearing transaction accounts in excess of the base insured amounts.  The FDIC also charged all banks with a one-time assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009.  This additional assessment increased FDIC insurance costs by $0.9 million for the second quarter 2009.   In addition to the $1.5 million in increased FDIC insurance premiums and assessments described above, there was approximately $0.9 million in write-downs of other real estate owned.   These increases were partially offset by a decrease resulting from a $1.3 million charge in the second quarter 2008 related to the decision to close two branches.

Compared to the linked prior quarter, all of the categories of other noninterest expense remained relatively flat in the second quarter 2009 as compared to the first quarter 2009 with the exception of other general and administrative expenses.   Other general and administrative expenses increased by $2.2 million in the second quarter 2009 as compared to the first quarter 2009, accounting for all of the increase in other noninterest expense over the same time period.   This increase is primarily related to a $1.2 million increase in FDIC insurance assessments due both to higher rates starting on April 1, 2009, as well as the special assessment imposed by the FDIC on all banks during the second quarter 2009.   Additionally, there were $0.9 million in write downs of other real estate owned during the second quarter 2009.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Six Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,451	$18,904
Occupancy expense	3,847	4,132
Furniture and equipment	2,278	2,697
Amortization of intangible assets	3,163	3,754
Other general and administrative	10,456	8,920
Total noninterest expense	$33,195	$38,407

Noninterest expense for the six months ended June 30, 2009 decreased by $5.2 million, or 13.6%, as compared to the same period in 2008.  The decrease in the year-to-date noninterest expense is mostly due to a $5.5 million decrease in salaries and employee benefits.

The $5.5 million year-to-date decline in salaries and employee benefits expense is due to a $2.7 million reduction in base salary and employee benefit expense primarily as a result of a reduction of sixty-one full-time equivalent employees from the second quarter 2008.   Additionally, restricted stock expense decreased by $1.1 million primarily due to the discontinuation of expense associated with the performance-based awards in 2008 as well as increased forfeitures in 2008.     The remainder of the decrease is due to a decrease to accruals for bonus and incentives.

Occupancy expense and furniture and equipment expense decreased on a year-to-date basis from the prior year by $0.3 million and $0.4 million, respectively, primarily as a result of a decision to close two branches in 2008, as well as the outsourcing of a portion of our data processing.

Amortization of intangible asset expense decreased by $0.6 million, or 15.7%, on a year-to-date basis in 2009 as compared to 2008 due to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense increased by $1.5 million for the year-to-date period ended June 30, 2009 as compared to the same period in 2008.   This increase is primarily due to a $1.9 million increase to FDIC insurance premiums and assessments and a $0.6 million increase in professional services due mostly to higher legal and other professional fees related to the work-out of problem credits.    These increases to other noninterest expense on a year-to-date basis were partially offset by a decrease resulting from a $1.3 million charge in the second quarter 2008 related to the decision to close two branches.

Income Tax Expense

The effective tax benefit was 39.1% for the three months ending June 30, 2009 as compared to an effective tax rate of 30.8% for the same period in 2008. The effective tax benefit was 39.4% for the six months ending June 30, 2009 as compared to an effective tax rate of 29.8% for the same period in 2008.   The primary difference between the expected rate and the effective tax rate for the three and six months ended June 30, 2008 was tax-exempt income.   In 2009, because we are in a net loss position for the three and six months ended June 30, 2009, the tax-exempt income increased our tax benefit and thereby increased our effective tax benefit.

As of June 30, 2009, the Company had a deferred tax asset primarily due to the allowance for loan losses.   The realizability of our deferred tax asset depends upon our ability to derive benefits from the tax deductions inherent in the deferred tax asset by refunds of prior taxes paid or by reducing future tax obligations. We believe, based on our internal earnings projections, that we will realize the benefit of this deferred tax asset as we achieve profitability in the future. Although there has been a cumulative pre-tax loss for book purposes when combined with our results in the prior two years, the Company believes that the positive evidence supports that its deferred tax asset is realizable.   The primary driver of the cumulative pre-tax loss for book purposes is goodwill impairment which has no impact on income taxes.   The remainder of the pre-tax loss is available for carryback due to taxable income reported for the prior two years, as well as carried forward to offset future income coupled with tax planning strategies available to be employed.    Future volatility in earnings may create a presumption that is not rebuttable that would require the Company to establish of a valuation allowance against the Company’s deferred tax assets.   The establishment of a valuation allowance would increase the amount of income tax expense or reduce the amount of income tax benefit recognized in our consolidated financial statements in future periods.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(In thousands)
Total assets	$1,944,867	$2,036,395	$2,102,741	$2,052,944	$2,358,559
Earning assets	1,800,472	1,902,670	1,989,884	1,927,128	1,959,434
Deposits	1,560,730	1,639,797	1,698,651	1,635,101	1,707,031

At June 30, 2009, the Company had total assets of $1.9 billion, or $160 million less than total assets at December 31, 2008.  The decline in assets from December 31, 2008 is primarily a result of a $175 million decrease in total loans outstanding, consisting mostly of a $70 million decrease in real estate loans and a $107 million decrease in commercial loans.   The decline in loans is mostly a result of management’s efforts to reduce the risk profile on the balance sheet by reducing residential real-estate and residential land and land development loans, as well as lower yielding syndicated and participated loans.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(In thousands)
Real estate - Residential and Commercial	$682,923	$658,982	$680,030	$693,800	$717,533
Real estate - Construction	190,197	250,665	268,306	248,883	232,522
Equity lines of credit	55,812	52,679	50,270	49,205	46,778
Commercial	639,462	714,218	746,241	706,678	705,309
Agricultural	22,764	22,686	22,738	23,989	29,442
Consumer	37,878	38,220	38,352	38,777	39,611
Leases receivable and other	25,506	22,828	23,996	22,099	21,628
Total gross loans	1,654,542	1,760,278	1,829,933	1,783,431	1,792,823
Less: allowance for loan losses	(43,041)	(37,598)	(44,988)	(44,765)	(26,506)
Unearned discount	(2,970)	(3,175)	(3,600)	(3,758)	(3,668)
Loans, net of unearned discount	$1,608,531	$1,719,505	$1,781,345	$1,734,908	$1,762,649

Loans held for sale at lower of cost or market	$5,250	$5,175	$5,760	$—	$—

There were $928.9 million of real estate loans at June 30, 2009, compared to $998.6 million at December 31, 2008 and $996.8 million at June 30, 2008.  Management continues its efforts to decrease its exposure to residential real-estate and residential land and land development loans.   The Company does not have any Alternative A-paper (Alt-A) or subprime residential loans in its portfolio.   Commercial loans decreased primarily as a result of paydowns and non-renewals, and in particular, a concentrated effort by management to reduce the volume of lower yielding syndicated and participated loans.

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

Table 12

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$52,483	$57,299	$54,594	$54,654	$29,742
Accruing loans past due 90 days or more	2,671	911	228	324	98
Total nonperforming loans	$55,154	$58,210	$54,822	$54,978	$29,840
Other real estate owned and foreclosed assets	34,746	14,524	484	1,199	1,910
Total nonperforming assets	$89,900	$72,734	$55,306	$56,177	$31,750

Impaired loans	$55,154	$58,210	$54,822	$54,978	$29,840
Allocated allowance for loan losses	(7,291)	(6,342)	(11,064)	(12,825)	(6,295)
Net investment in impaired loans	$47,863	$51,868	$43,758	$42,153	$23,545
Loans past due 30-89 days	$39,836	$31,957	$35,169	$20,660	$20,169
Loans charged-off	$13,509	$10,262	$2,032	$12,779	$673
Recoveries	(347)	(367)	(1,005)	(288)	(231)
Net charge-offs	$13,162	$9,895	$1,027	$12,491	$442
Provision for loan losses	$18,605	$2,505	$1,250	$30,750	$900
Allowance for loan losses	$43,041	$37,598	$44,988	$44,765	$26,506

Allowance for loan losses to loans, net of unearned discount	2.61%	2.14%	2.46%	2.52%	1.48%
Allowance for loan losses to nonaccrual loans	82.01%	65.62%	82.41%	81.91%	89.12%
Allowance for loan losses to nonperforming assets	47.88%	51.69%	81.34%	79.69%	83.48%
Allowance for loan losses to nonperforming loans	78.04%	64.59%	82.06%	81.42%	88.83%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	5.33%	4.11%	3.03%	3.15%	1.77%
Annualized net charge-offs to average loans	3.04%	2.22%	0.22%	2.75%	0.10%
Nonaccrual loans to loans, net of unearned discount	3.18%	3.26%	2.99%	3.07%	1.66%
Loans 30-89 days past due to loans, net of unearned discount	2.41%	1.82%	1.93%	1.16%	1.13%

Nonperforming assets at June 30, 2009 increased by $34.6 million from December 31, 2008, primarily as a result of a $34.3 million increase in other real estate owned.    Additionally, accruing loans past due 90 days or more increased by $2.4 million over the same period.   Included in the $2.7 million of accruing loans over 90 days past due at June 30, 2009, was a single loan for $2.5 million which was renewed subsequent to quarter-end and is currently performing to its terms.

At June 30, 2009, approximately $28.8 million, or 52%, of all nonperforming loans outstanding were residential construction, land and land development.   At December 31, 2008, approximately $36.8 million, or 67.1%, of all nonperforming loans were residential construction, land and land development loans.

Net charge-offs in the second quarter 2009 were $13.2 million, as compared to $9.9 million in the first quarter 2009, and $0.4 million in the second quarter 2008.   Impaired loans as of June 30, 2009 totaled $55.2 million, as compared to $54.8 million at December 31, 2008.

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

The ratio of allowance for loan losses to total loans was 2.61% at June 30, 2009, as compared to 2.46% at December 31, 2008 and 1.48% at June 30, 2008.

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

The provision for loan losses recorded in 2009 was required in order for the Company to maintain the allowance for loan losses (2.61% of total loans as of June 30, 2009) at a level necessary for the probable incurred losses inherent in the loan portfolio as of June 30, 2009.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Balance, beginning of period	$44,988	$25,711
Loan charge-offs:
Real estate - Residential and Commercial	2,491	767
Real estate - Construction	17,836	258
Commercial	1,939	243
Agricultural	—	18
Consumer	178	130
Lease receivable and other	1,327	—
Total loan charge-offs	23,771	1,416
Recoveries:
Real estate - Residential and Commercial	306	195
Real estate - Construction	52	59
Commercial	312	116
Agricultural	3	7
Consumer	41	59
Total loan recoveries	714	436
Net loan charge-offs	23,057	980
Provision for loan losses	21,110	1,775
Balance, end of period	$43,041	$26,506

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

The carrying value of our portfolio of investment securities at June 30, 2009 and December 31, 2008 was as follows:

Table 14

	June 30,	December 31,	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$3,495	$(3,495)	(100.0)%
U.S. Government agencies and government-sponsored entities	2,453	2,510	(57)	(2.3)%
State and municipal	64,822	63,015	1,807	2.9%
Mortgage backed	28,123	31,965	(3,842)	(12.0)%
Marketable equity	1,519	1,345	174	12.9%
Other securities	544	544	0	0.0%
Total securities available-for-sale	$97,461	$102,874	$(5,413)	(5.3)%

Securities held-to-maturity:
Mortgage-backed	$10,929	$13,114	$(2,185)	(16.7)%

All mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities, and none are private issuances.

The carrying value of our available-for-sale investment securities at June 30, 2009 was $97.5 million, compared to the December 31, 2008 carrying value of $102.9 million. The decrease in the level of our investments from December 31, 2008, is primarily due to a decision not to replace maturities of U.S. Treasury, U.S. government agencies and government-sponsored entities, as well as municipal bonds because these bonds were in excess of our requirements for collateral on public deposits and customer repurchase agreements.

Included in the obligations of state and political subdivisions is an individual non-rated municipal bond with a fair value of $38.5 million and an unrealized loss of $0.2 million.  This unrealized loss comprises 0.4% of the original cost of this security and comprises nearly 76% of the gross unrealized loss of all investment securities at June 30, 2009.  Management performs an annual review process for all non-rated municipal securities in our portfolio, but updated its analysis for this particular security during the second quarter 2009 due to the relative size of this security.  This second quarter 2009 analysis of this particular bond included a review of the issuer’s current financial statements and the related cash flows and interest payments.  Management concluded that the continuous unrealized loss position on this security was a result of the level of market interest rates and lack of marketability and not a result of the underlying issuer’s ability to repay.   Similarly, management concluded that the continuous unrealized loss position on all other securities was also a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.   In addition, we do not have the intention to sell the securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell the securities prior to a recovery in their value.   Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At June 30, 2009		At December 31, 2008
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$352,185	22.57%	$433,761	25.52%
Interest bearing demand	142,013	9.10%	145,492	8.57%
Money market	306,243	19.62%	315,364	18.57%
Savings	72,143	4.62%	68,064	4.01%
Time	688,146	44.09%	735,970	43.33%

Total deposits	$1,560,730	100.00%	$1,698,651	100.00%

At the end of the second quarter 2009, deposits were $1.6 billion as compared to $1.7 billion at December 31, 2008, reflecting a decrease of $138 million.  Approximately $82 million of this decline is attributable to noninterest bearing deposits.  A portion of the decrease in noninterest bearing deposits is due to a $67 million movement of funds from a noninterest bearing account to a money market account by a single account holder who administers an omnibus account on behalf of bank cash sweep account customers.   The decline in deposit balances reflects both a decline in our customers’ available balances and increased competition for such deposits.   Noninterest bearing deposits still comprised approximately 23% of total deposits at June 30, 2009, which helps mitigate overall deposit funding costs.  The $138 million decrease in overall deposits from December 31, 2008 correlates to our $175 million decrease in overall loans during the same period with $39 million of the decrease being from brokered deposits other than reciprocal deposits with other banks through the Certificate of Deposit Account Registry Service (CDARS).   Approximately $60 million of the remaining $177 million in brokered time deposits, excluding reciprocal balances with other banks through CDARS, will mature during the remainder of 2009.  These maturing brokered time deposits have an average rate of 3.84%.

Borrowings and Subordinated Debentures

At June 30, 2009, our outstanding borrowings were $164,459,000 as compared to $166,404,000 at December 31, 2008.

The borrowings at June 30, 2009 consisted of 16 separate fixed-rate term notes with the FHLB at our Bank subsidiary level, with maturities ranging from 17 to 114 months.  Approximately $140 million of the FHLB term advances at June 30, 2009 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  Our bank subsidiary also had a line of credit with the FHLB at June 30, 2009, but there was no balance outstanding on this line of credit as of that date.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at June 30, 2009 and December 31, 2008 was $404.0 million and $428.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.25% and 0.65% at June 30, 2009 and December 31, 2008, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.  However, as of June 30, 2009 and December 31, 2008, there were no investment securities pledged as collateral under the blanket pledge and security agreement.

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

At June 30, 2009, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 6.40%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and was callable without penalty on July 7, 2008, and every quarter thereafter.  The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and was callable without penalty on April 15, 2009, and every quarter thereafter.   Management did not call either of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company temporarily deferred regularly scheduled interest payments on each series of its junior subordinated debentures.  Such a deferral is not an event of default and the interest continues to accrue.  The Company is prohibited from paying any dividends on its other stock for so long as interest is deferred, with the exception of stock dividends.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiary are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  Our subsidiary bank is required to maintain similar capital levels under capital adequacy guidelines.  At June 30, 2009, our subsidiary bank was “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at June 30, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	10.73%	10.61%	8.00%	N/A
Guaranty Bank and Trust Company	10.71%	10.52%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.46%	9.35%	4.00%	N/A
Guaranty Bank and Trust Company	9.44%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated	8.96%	8.98%	4.00%	N/A
Guaranty Bank and Trust Company	8.95%	8.90%	4.00%	5.00%

On May 6, 2009, the Company announced that it had entered into definitive agreements to sell up to $60 million of mandatorily convertible preferred stock.   The transaction was subject to stockholder and regulatory approvals, as well as customary closing conditions.   At the Company’s Special Meeting of Stockholders held on June 29, 2009, each of the proposals in connection with the proposed capital raise was approved.  On July 27, 2009, each of the principal investors obtained the necessary regulatory approvals or non-objections.   The closing is expected to occur on or about the week of August 10, 2009, subject to the remaining customary closing conditions.

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

At the dates indicated, the following commitments were outstanding

Table 17

	June 30, 2009	December 31, 2008
	(In thousands)

Commitments to extend credit	$365,609	$390,277
Standby letters of credit	17,482	24,792
Commercial letters of credit	11,000	11,000

Totals	$394,091	$426,069

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009, which has been subsequently extended through December 31, 2013.  The FDIC also implemented a Temporary Liquidity Guarantee Program (TLGP), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program. The TLGP is currently set to expire December 31, 2009, but the FDIC has proposed a potential extension of the program through June 30, 2010.

Additionally, the Bank has become a member of the Certificate of Deposit Account Registry Service (CDARS®) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, discount window borrowings from the Federal Reserve Bank, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) are employed to meet current and presently anticipated funding needs. At June 30, 2009, the Bank had approximately $225.5 million of availability on its FHLB line, $65 million of availability on its federal funds lines with correspondent banks, and $1.1 million of availability with the Federal Reserve discount window. The Bank can also increase its amount of brokered deposits. However, if we would become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as described above, the Bank joined the CDARS® program and can purchase certificates of deposit through this program. At June 30, 2009 the Bank is eligible to purchase certificates of deposit of up to three percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Bank to service its depositors’ needs.

The holding company relies on dividends from its Bank as a primary source of liquidity. The ability of the Bank to pay dividends or make other capital distributions to the holding company is subject to the regulatory authority of the Federal Reserve Bank of Kansas City and the Colorado Division of Banking. Because of the accumulated deficit at December 31, 2008 as a result of goodwill impairment charges in 2008 and 2007, the Bank is required to obtain permission from the Federal Reserve Bank of Kansas City and the Colorado Division of Banking prior to making any dividend to the holding company.  The Company does not believe that such permission would be granted until additional capital is obtained at the bank level.   The holding company requires liquidity for the payment of interest on its junior subordinated debentures, for operating expenses, principally salaries and benefits,

for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.   The Holding Company temporarily deferred interest on its junior subordinated debentures related to its trust preferred securities.  The terms of debentures permit the Company to defer interest payments for up to 5 years. Such a deferral is not an event of default, but the interest continues to accrue and the Company is prohibited from paying any dividends on its other stock for so long as interest is deferred, with the exception of stock dividends.

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

Accounting Policy for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161 found at ASC 815-10 in the FASB’s GAAP Codification) amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133 (found at ASC 815-10 in the FASB’s GAAP Codification), the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying SFAS 133 hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $110,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at the termination value.

Net Interest Income Modeling

Our Asset Liability Management Committee, or ALCO, comprised of members of our senior management addresses interest rate risk. The ALCO monitors interest rate risk by analyzing the potential impact on net interest income and the net portfolio of equity value from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

The following table shows the net interest income increase or decrease over the next twelve months as of June 30, 2009 and 2008:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	June 30, 2009	June 30, 2008
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$95	$7,024
100	1,645	3,279
Static	—	—
(100)	4,860	(3,518)
(200)	7,705	(6,893)

Overall, the Company believes it is asset-sensitive, which is consistent with the decline in net interest income during 2009 as a result of lower rates.   At June 30, 2009, the Company is positioned to have a short-term favorable interest income impact in a rising rate environment as well as a falling rate environment. This is because of the extremely low rate environment at June 30, 2009.   The Company is less asset sensitive at June 30, 2009 as compared to June 30, 2008, due to the fact that the low rate environment has triggered a minimum pricing on loans.  This minimum pricing will cause interest rates on variable rate loans to reprice less rapidly in a 100 basis point or smaller rising rate environment than was projected in the prior year.  The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. Additionally, current deposit rates, especially time deposit rates, would continue to decrease in a falling rate environment. As a falling rate environment would potentially impact the cost of liabilities to a greater degree than earning assets for the above reasons, a falling rate environment would be expected to have a favorable impact on net interest margin. However, if the actual prime rate falls below a 300 basis point spread to target federal funds rate, the Company could experience a continued decrease in net interest income as a result of falling yields on earning assets tied to prime.

ITEM 4.       Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

The following risk factors inherent to our business supplement the risk factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results.  You should also carefully consider the risks and uncertainties described below and in the Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards. While we believe we have currently implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures or obtain additional capital consistent with their interpretation of the guidance, which could result in additional regulatory burdens and costs to us.

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation could be adversely affected.

Our deposit insurance premiums have increased and could increase further in the future, which could have a material adverse effect on our future earnings.

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

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These rates ranged from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk

Category IV institutions.  Beginning with the second quarter of 2009, the base assessment rates now range from 12-16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustment as described below.  Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

In addition, on May 22, 2009, the FDIC adopted a final rule imposing a special assessment on all institutions of 5 basis points for the second quarter of 2009, which is due on September 30, 2009.  The Bank accrued $0.9 million for this special assessment as a liability and expense for the second quarter of 2009.  In its final rule, the FDIC indicated that the FDIC may impose an additional special assessment in 2009 of up to 5 basis points if the FDIC believes that the reserve ratio of the DIF is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero. Any such additional special assessment will not exceed 10 basis points times the institution’s assessment base for the corresponding quarter. The latest possible date for imposing an additional special assessment under the final rule would be December 31, 2009, with collection on March 30, 2010.  The FDIC indicated that such an additional assessment is probable.

Either an increase in the Risk Category of the Bank, further adjustments to the base assessment rates or additional special assessments could have a material adverse effect on our earnings.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter 2009.  These purchases relate to the net settlement of vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
April 1 to April 30	1,864	$2.63
May 1 to May 31	—	—
June 1 to June 30	8,761	2.07

	10,625	$2.16

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

On May 6, 2009, the Company held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders voted on the following proposals stated in the Proxy Statement dated March 23, 2009.

1)              Election of nine members of the Board of Directors who shall hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.   All nominees for director were elected.

Election of Directors:	For	Against	Abstain	Non- Votes
G. Hank Brown	35,694,454	11,895,978	331,272
Edward B. Cordes	46,348,334	976,999	596,371	—
John M. Eggemeyer, III	46,189,687	1,329,841	402,176	—
Stephen D. Joyce	40,241,772	7,083,289	596,643	—
Gail H. Klapper	33,445,321	13,725,363	751,020	—
Daniel M. Quinn	46,258,340	1,065,847	597,517	—
Kathleen Smythe	46,001,703	1,323,530	596,471	—
Matthew P. Wagner	45,998,182	1,324,933	598,589	—
Albert C. Yates	40,260,321	7,330,011	331,372	—

2)              Ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain	Non-Votes
47,767,797	93,286	61,621	—

On June 29, 2009, the Company held a Special Meeting of Stockholders for which the Board of Directors solicited proxies. At the Special Meeting, the stockholders voted on the following proposals stated in the Proxy Statement dated June 1, 2009.

1)              Approval of the issuance of up to 60,000 shares of our 9.0% mandatorily convertible non-cumulative preferred stock (including the issuance of the preferred stock to Castle Creek Capital Partners III, L.P., an affiliate of John M. Eggemeyer, Chairman of the Board) and the issuance of our common stock upon conversion of such preferred stock, and the related issuance of additional shares of preferred stock in connection with payments of dividends on the preferred stock and the issuance of our common stock upon conversion of such additional preferred shares.

For	Against	Abstain	Non-Votes
39,780,808	1,526,079	156,300	7,142,840

2)              Approval of our Second Amended and Restated Certificate of Incorporation, which will, among other things, increase our total authorized number of shares of common stock from 100,000,000 to 150,000,000 shares and establish and authorize 143,750,000 shares of a class of voting common stock and 6,250,000 shares of a class of non-voting common stock.

For	Against	Abstain	Non-Votes
47,226,232	1,318,928	60,867	—

3)              To approve the adjournment or postponement of the special meeting to a later date or dates, if necessary, to solicit additional proxies if there are insufficient proxies given prior to the time of the special meeting to constitute a quorum for purposes of the meeting or to solicit additional proxies in favor of the approval of the above proposals.

For	Against	Abstain	Non-Votes
45,615,627	2,924,666	65,734	3,600

ITEM 5.       Other Information

None

ITEM 6.       Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1 Registration Statement (No. 333-124855)).

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on May 7, 2008.)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1	Investment Agreement, dated as of May 6, 2009, by and among Guaranty Bancorp and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 12, 2009).

10.2	Severance Agreement and Release, dated as of April 15, 2009, between Registrant and Zsolt K. Bessko.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary