Form 10-Q
period 2009-09-30
Guaranty Bancorp
filed 2009-10-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

As of October 29, 2009 there were 52,439,898 shares of the registrant’s common stock outstanding, including 1,068,005 shares of unvested stock grants and excluding 90,275 shares to be issued under its deferred compensation plan.

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

•                  The failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, or the failure to raise additional capital as needed.

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

•                  Changes in the deferred tax asset valuation allowance in future quarters.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$148,194	$32,189
Federal funds sold	—	13,522
Cash and cash equivalents	148,194	45,711
Securities available for sale, at fair value	182,573	102,874
Securities held to maturity (fair value of $10,904 and $13,505 at September 30, 2009 and December 31, 2008)	10,377	13,114
Bank stocks, at cost	16,347	28,276
Total investments	209,297	144,264
Loans, net of unearned discount	1,587,265	1,826,333
Less allowance for loan losses	(49,038)	(44,988)
Net loans	1,538,227	1,781,345
Loans held for sale	5,500	5,760
Premises and equipment, net	61,110	63,018
Other real estate owned and foreclosed assets	32,246	484
Other intangible assets, net	20,778	25,500
Other assets	42,026	36,659
Total assets	$2,057,378	$2,102,741

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$366,308	$433,761
Interest-bearing demand	472,418	460,856
Savings	72,483	68,064
Time	721,227	735,970
Total deposits	1,632,436	1,698,651
Securities sold under agreements to repurchase and federal funds purchased	12,424	21,781
Borrowings	164,420	166,404
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	11,189	13,086
Total liabilities	1,861,708	1,941,161

Stockholders’ equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 59,053 shares issued and outstanding at September 30, 2009; no shares authorized or outstanding at December 31, 2008; liquidation preference of $59,053 at September 30, 2009.	57,883	—
Common stock—$0.001 par value; 150,000,000 shares authorized, 64,557,950 shares issued, 52,531,840 shares outstanding at September 30, 2009 (includes 1,084,838 shares of unvested restricted stock and 90,275 shares to be issued); 100,000,000 share authorized, 64,542,950 shares issued, 52,654,131 shares outstanding at December 31, 2008 (includes 1,420,345 shares of unvested restricted stock and 109,214 of shares to be issued).	65	65
Additional paid-in capital - Common stock	617,946	617,188
Shares to be issued for deferred compensation obligations	156	710
Accumulated deficit	(379,325)	(352,003)
Accumulated other comprehensive income (loss)	1,387	(1,302)
Treasury Stock, at cost, 10,904,896 and 10,996,513, respectively	(102,442)	(103,078)
Total stockholders’ equity	195,670	161,580
Total liabilities and stockholders’ equity	$2,057,378	$2,102,741

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)

Interest income:
Loans, including fees	$21,710	$27,675	$67,994	$86,822
Investment securities:
Taxable	751	749	2,067	2,212
Tax-exempt	763	846	2,295	2,616
Dividends	184	441	670	1,346
Federal funds sold and other	61	8	78	342
Total interest income	23,469	29,719	73,104	93,338
Interest expense:
Deposits	6,581	7,454	20,616	24,660
Securities sold under agreement to repurchase and federal funds purchased	29	160	98	442
Borrowings	1,323	1,485	3,956	3,931
Subordinated debentures	625	778	1,945	2,422
Total interest expense	8,558	9,877	26,615	31,455
Net interest income	14,911	19,842	46,489	61,883
Provision for loan losses	20,000	30,750	41,110	32,525
Net interest income, after provision for loan losses	(5,089)	(10,908)	5,379	29,358
Noninterest income:
Customer service and other fees	2,281	2,521	7,314	7,325
Gain (loss) on sale of securities	(1)	—	(1)	138
Other	170	186	679	891
Total noninterest income	2,450	2,707	7,992	8,354
Noninterest expense:
Salaries and employee benefits	6,536	5,927	19,987	24,831
Occupancy expense	1,908	1,958	5,755	6,090
Furniture and equipment	1,103	1,390	3,381	4,087
Impairment of goodwill	—	250,748	—	250,748
Amortization of intangible assets	1,559	1,877	4,722	5,631
Other general and administrative	6,303	3,982	16,759	12,902
Total noninterest expense	17,409	265,882	50,604	304,289
Loss before income taxes	(20,048)	(274,083)	(37,233)	(266,577)
Income tax benefit	(3,147)	(8,254)	(9,911)	(6,018)
Net Loss	$(16,901)	$(265,829)	$(27,322)	$(260,559)

Loss per share–basic:	$(0.33)	$(5.21)	$(0.53)	$(5.11)
Loss per share–diluted:	(0.33)	(5.21)	(0.53)	(5.11)

Weighted average shares outstanding-basic	51,416,909	51,067,439	51,347,916	51,020,220
Weighted average shares outstanding-diluted	51,416,909	51,067,439	51,347,916	51,020,220

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)

Balance, December 31, 2007	—	$—	52,616,991	$617,675	$573	$(102,926)	$(95,196)	$(1,472)	$418,654
Adjustment to apply new accounting principal related to split-dollar life insurance policies							(71)		(71)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(260,599)	—	(260,559)
Other comprehensive loss	—	—	—	—	—	—	—	(2,913)	(2,913)
Total comprehensive loss									(263,472)
Stock compensation awards, net of forfeitures	—	—	53,133	—	—	—	—	—	—
Earned stock award compensation, net	—	—		(665)	—	—	—	—	(665)

Repurchase of common stock	—	—	(29,732)	—	—	(159)	—	—	(159)

Deferred compensation	—	—	21,346	—	119	—	—	—	119
Common shares issued	—	—	—	28	(28)	—	—	—	—

Balance, September 30, 2008	—	$—	52,661,738	$617,038	$664	$(103,085)	$(355,826)	$(4,385)	$154,406

Balance, December 31, 2008	—	$—	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,322)	—	(27,322)
Other comprehensive income	—	—	—	—	—	—	—	2,689	2,689
Total comprehensive loss								—	(24,633)
Stock compensation awards, net of forfeitures	—	—	(183,903)	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	758	—	—	—	—	758
Repurchase of common stock	—	—	(24,111)	—	—	(47)	—	—	(47)
Deferred compensation	—	—	85,723	—	129	—	—	—	129
Common shares issued	—	—	—	—	(683)	683	—	—	—
Preferred shares issued, net of expenses	59,053	57,883							57,883
Balance, September 30, 2009	59,053	$57,883	52,531,840	$618,011	$156	$(102,442)	$(379,325)	$1,387	$195,670

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,322)	$(260,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,388	8,944
Provision for loan losses	41,110	32,525
Change in valuation allowance for deferred tax asset	5,000	—
Stock compensation, net	758	(665)
Loss (gain) on sale of securities	1	(138)
Gain on sale or disposal of real estate owned and assets	61	(10)
Real estate valuation adjustments	2,633	1,185
Impairment of goodwill	—	250,748
Write down of premises and equipment	—	1,070
Other	(771)	183
Net change in:
Other assets	(11,946)	1,508
Interest payable and other liabilities	(1,897)	(12,203)
Net cash provided by operating activities	15,015	22,588
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	19,669	42,839
Purchases	(94,969)	(25,592)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments and calls	14,945	1,334
Purchases	(85)	—
Loan originations and principal collections, net	154,293	(15,100)
Collections on and proceeds from sale of loans held for sale	7,960	492
Proceeds from sales of other real estate owned and foreclosed assets	6,212	3,596
Proceeds from sales of premises and equipment	8	2,462
Additions to premises and equipment	(845)	(843)
Net cash provided by investing activities	107,188	9,188
Cash flows from financing activities:
Net decrease in deposits	(66,215)	(164,406)
Net change in short-term borrowings	—	(16,359)
Proceeds from issuance of long-term debt	—	125,169
Repayment of long-term debt	(1,984)	(6,017)
Net change in federal funds purchased and repurchase agreements	(9,357)	18,987
Repurchase of common stock	(47)	(159)
Issuance of preferred stock	57,883	—
Net cash used by financing activities	(19,720)	(42,785)
Net change in cash and cash equivalents	102,483	(11,009)
Cash and cash equivalents, beginning of period	45,711	52,356
Cash and cash equivalents, end of period	$148,194	$41,347

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

Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2009, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

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

(a)                 Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. We have evaluated all subsequent events through October 30, 2009, the date the financial statements were issued.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The allocated allowance for impaired loans is measured on a loan-by-loan basis for commercial, real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Groups of smaller balance, homogenous loans are collectively evaluated for impairment.

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

(e)      Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity based awards to key employees, nonemployee directors, consultants and prospective employees. As of September 30, 2009, the Company has only granted stock awards. The Company accounts for the equity-based compensation using the provisions found in the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (FASC) Subsection 718-10.  The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2012. As of September 30, 2009, none of the performance-based restricted stock awards were expected to vest prior to the end of the contractual term. Should this expectation change, additional expense could be recorded in future periods.

(f)       Deferred Compensation Plans

The Company has Deferred Compensation Plans (the “Plans”) that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the 2005 Deferred Compensation Plan (2005 Plan) are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The 2005 Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. In accordance with FASC Section 710-10-35, the deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At September 30, 2009 and December 31, 2008, there were 90,275 and 109,214 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the 2005 Plan is classified as treasury stock.

(g)                 Income taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In determining the realizability of the deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  This analysis is updated quarterly and adjusted as necessary.  The Company established a net deferred tax asset valuation allowance of $5.0 million for the quarter ended September 30, 2009.

At September 30, 2009 and December 31, 2008, the Company did not have any tax benefit disallowed related to uncertainty in income taxes as discussed at FASC Section 740-10-05, Income Taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiary are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2006. At September 30, 2009 and December 31, 2008, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

penalties related to income tax matters as other noninterest expense. At September 30, 2009 and December 31, 2008, the Company does not have any amounts accrued for interest and penalties.

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

(i)         Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. In accordance with earnings per share guidance found at FASC 260-10, Earnings per Share, the Company’s obligation to issue shares of stock to participants in its 2005 Deferred Compensation Plan has been treated as outstanding shares of stock in the basic earnings per share calculation.  The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends and, therefore, are not subject to the two-class method of computing basic earnings per share.  The Company’s outstanding shares of preferred stock do not participate in the earnings or loss of the Company, and therefore, are not subject to the two-class method of computing basic earnings per share. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the nine months ended September 30, 2009 and 2008. As a result of the net loss for the three and nine-months ended September 30, 2009 and 2008, all unvested restricted shares were considered to be anti-dilutive and thus were excluded from earnings per share computations for the three and nine months ended September 30, 2009 and 2008, respectively.  Earnings per common share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Average common shares outstanding	51,416,909	51,067,439	51,347,916	51,020,220
Effect of dilutive preferred stock(1)	—	—	—	—
Effect of dilutive unvested stock grants (2)	—	—	—	—
Average shares outstanding for calculating diluted earnings per common share	51,416,909	51,067,439	51,347,916	51,020,220

(1) The Company has 59,053 shares outstanding of convertible preferred stock.  These shares are convertible into 32,807,222 shares of common stock of the Company.  The impact of the future conversion of these shares is antidilutive for the three and nine months ended September 30, 2009 due to the net loss for those periods.

(2) Impact of unvested stock grants of 1,084,838 and 1,566,812 at September 30, 2009 and 2008, respectively, is antidilutive for the three and nine months ended September 30, 2009 and 2008, respectively, due to the net loss for those periods.

(j)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP.  This codification was issued under FASB Statement No. 168, The FASB Accounting Standards

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168).  This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPs), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs), along with the remaining body of GAAP, effective as of June 30, 2009.  Financial statements issued for all interim and annual periods ending after September 15, 2009 will reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph.

Newly Issued But Not Yet Effective Accounting Standards:

In June 2009, the FASB issued new guidance referenced at FASC 105-10-65-1-d-2,  Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles  (subparagraph 105-10-65-1-d-2).  Subparagraph 105-10-65-1-d-2 provides that Statement No. 166 Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (SFAS 166) shall remain authoritative until such time that it is integrated into the Codification.  SFAS 166 removes the concept of a special purpose entity (SPE) including Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset.  The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new guidance referenced at FASC 105-10-65-1-d-3,  Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (Subparagraph 105-10-65-1-d-3).  Subparagraph 105-10-65-1-d-3 provides that Statement No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS 167) shall remain authoritative until such time that it is integrated into the Codification.  SFAS 167 Statement amends prior variable interest entity guidance and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair Value	Gross unrealized gains	Gross unrealized losses	Amortized Cost
	(In thousands)
September 30, 2009:
U.S. government agencies and government-sponsored entities	$17,470	$34	$(21)	$17,457
State and municipal	65,579	1,189	—	64,390
Mortgage-backed securities – agency/residential	92,300	1,479	(337)	91,372
Mortgage-backed securities – private/residential	5,161	—	(107)	5,054
Marketable equity	1,519	—	—	1,519
Other securities	544	—	—	544
Total	$182,573	$2,702	$(465)	$180,336

December 31, 2008:
U.S. Treasury securities	$3,495	$1	$—	$3,494
U.S. government agencies and government-sponsored entities	2,510	17	—	2,493
State and municipal	63,015	456	(2,836)	65,395
Mortgage-backed securities – agency/residential	31,965	299	(40)	31,706
Marketable equity	1,345	—	—	1,345
Other securities	544	—	—	544
Total	$102,874	$773	$(2,876)	$104,977

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2009:
Mortgage-backed securities – agency/residential	$10,377	$527	$—	$10,904

December 31, 2008:
Mortgage-backed securities – agency/residential	$13,114	$391	$—	$13,505

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at September 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$2,145	$2,153
Due after one year through five years	13,860	14,270
Due after five years through ten years	8,385	8,605
Due after ten years	58,001	58,565
Total AFS, excluding MBS and marketable equity securities	82,391	83,593
Mortgage-backed and marketable equity securities	97,945	98,980
Total available for sale	$180,336	$182,573

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities	$10,377	$10,904

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2009

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
U.S. government agencies and government-sponsored entities	$7,473	$(21)	$—	$—	$7,473	$(21)
Mortgage-backed securities – agency/residential	20,010	(337)	—	—	20,010	(337)
Mortgage-backed securities – private/residential	5,161	(107)			5,161	(107)
Total temporarily impaired	$32,644	$(465)	$—	$—	$32,644	$(465)

December 31, 2008

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Mortgage-backed securities – agency/residential	$4,348	$(40)	$—	$—	$4,348	$(40)
State and municipal	2,670	(23)	35,897	(2,813)	38,567	(2,836)
Total temporarily impaired	$7,018	$(63)	$35,897	$(2,813)	$42,915	$(2,876)

At September 30, 2009, the Company owned three mortgage-backed securities (MBS) and two agency securities in unrealized loss positions.  No security was in an unrealized loss position for greater than twelve months at September 30, 2009.  Generally, the fair value of our available for sale securities fluctuates as a result of changes in market interest rates.  A single mortgage-backed agency sponsored by a U.S. Government agency accounts for approximately 54% of the total unrealized loss at September 30, 2009.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

All of the Company’s mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for a single private-label mortgage-backed security.  This private-label security is a senior tranche that was rated AAA by two rating agencies at September 30, 2009.

The Company owns securities issued by U.S. government agencies and government-sponsored entities that have an AAA credit rating as determined by at least one major rating agency or state and municipal bonds that have either been rated as investment grade or higher by at least one major rating agency or have been subject to an annual internal review process by management.  This annual internal review process considers a review of the issuers’ current financial statements, including the related cash flows and interest payments. This annual internal review process was updated in the third quarter 2009 for the largest non-rated municipal security in our portfolio.  Although this security was in an unrealized gain position at September 30, 2009, management reviewed the issuer’s current financial statements in the third quarter 2009 and concluded that no impairment existed related to credit issues.

Management concluded that the unrealized loss position on its securities was a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  In addition, we do not intend to sell the securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Loans on real estate:
Residential and commercial	$715,005	$680,030
Construction	163,074	268,306
Equity lines of credit	56,591	50,270
Commercial loans	573,562	746,241
Agricultural loans	19,428	22,738
Lease financing	4,722	3,549
Installment loans to individuals	38,704	38,352
Overdrafts	768	855
SBA and other	18,181	19,592
	1,590,035	1,829,933
Less:
Allowance for loan losses	(49,038)	(44,988)
Unearned discount	(2,770)	(3,600)
Net Loans	$1,538,227	$1,781,345

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance, beginning of period	$43,041	$26,506	$44,988	$25,711
Provision for loan losses	20,000	30,750	41,110	32,525
Loans charged-off	(14,618)	(12,779)	(38,389)	(14,195)
Recoveries on loans previously charged-off	615	288	1,329	724
Balance, end of period	$49,038	$44,765	$49,038	$44,765

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2009	December 31, 2008
	(In thousands)
Impaired loans with a valuation allowance	$34,562	$42,191
Impaired loans without a valuation allowance	46,623	12,631
Total impaired loans	$81,185	$54,822
Valuation allowance related to impaired loans	$7,515	$11,064

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Average of individually impaired loans during period	$68,170	$42,409	$62,343	$32,261
Interest income recognized during impairment	$—	$65	$160	$113
Cash-basis interest income recognized	$—	$65	$160	$113

The gross interest income that would have been recorded in the year-to-date periods ended September 30, 2009 and September 30, 2008, if the loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination, if held for part of the period), was $2,617,000 and $1,726,000, respectively.  At September 30, 2009 and December 31, 2008, nonaccrual loans were $81,035,000 and $54,594,000, respectively.

(4)       Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying deposits from customers acquired.  As of September 30, 2009 and December 31, 2008, the Company’s only intangible asset was our Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful life	2009	2008
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(42,197)	(37,475)
Other intangible assets, net		$20,778	$25,500

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Amortization expense	$1,559	$1,877	$4,722	$5,631

(5)                  Borrowings

At September 30, 2009, our outstanding borrowings were $164,420,000 as compared to $166,404,000 at December 31, 2008. These borrowings at September 30, 2009 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB, however, as of September 30, 2009, there was no balance outstanding on this line of credit.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at September 30, 2009 and December 31, 2008 was $381.6 million and $428.3 million, respectively.  The interest rate on the line of credit varies with the federal funds rate, and was 0.18% at September 30, 2009.  The term notes have fixed interest rates that range from 2.52% to 6.22%. A blanket pledge and security agreement with the FHLB, which encompasses certain loans and securities, serves as collateral for these borrowings.

As of December 31, 2008, the Company had a revolving credit agreement, as amended, with U.S. Bank National Association, which contained financial covenants, including maintaining a minimum adjusted return (excluding goodwill impairment and intangible asset amortization) on average assets, a maximum nonperforming assets to total loans ratio, regulatory capital ratios that qualify the Company as well-capitalized and a minimum total risk-based capital amount.  There was no balance outstanding on this line of credit at December 31, 2008.  At December 31, 2008, the Company was in compliance with all covenants except the minimum total risk-based capital amount.  The minimum total risk-based capital amount was set by U.S. Bank and was based on the Company receiving additional capital from Treasury’s Capital Purchase Program prior to December 31, 2008.  As the Company’s application to receive capital under Treasury’s Capital Purchase Program was still pending as of December 31, 2008, the Company did not meet this financial covenant and voluntarily decided to terminate its line of credit on February 9, 2009 with U.S. Bank as there was no outstanding balance on the line of credit. The revolving credit agreement would have otherwise expired on March 31, 2009.

(6)                  Subordinated Debentures and Trust Preferred Securities

The Company had $41,239,000 in aggregate principal balances of subordinated debentures outstanding with a weighted average cost of 6.01% and 8.68% at September 30, 2009 and December 31, 2008, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  As of September 30, 2009, the Company was in compliance with all covenants of these subordinated debentures.

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

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, became callable at each quarterly interest payment date starting on July 7, 2008.  The Company has not called this security on any of its quarterly interest payment dates.  The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.  The Company has not called this security on any of its quarterly interest payment dates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2009 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2009	Variable	LIBOR+ 2.65%	3.16%	10/15/2009
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2009	Variable	LIBOR+ 3.10%	3.61%	10/7/2009

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

At the dates indicated, the following commitments were outstanding:

	September 30, 2009	December 31, 2008
	(In thousands)
Commitments to extend credit	$327,982	$390,277
Standby letters of credit	16,657	24,792
Commercial letters of credit	11,000	11,000

Totals	$355,639	$426,069

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(8)                     Fair Value Measurements and Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the guidance found at FASC Topic 820, Fair Value Measures and Disclosures, (previously FASB Statement No. 157, Fair Value Measurements).  Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under this guidance, fair value measurements are not adjusted for transaction costs.  This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The fair values of derivatives are generally derived from market-observable data such as interest rates, volatilities, and information derived from or corroborated by that market-observable data, which generally fall into Level 2 inputs. However, a significant input into the fair value of the derivatives is a credit valuation adjustment, which uses credit spreads that are typically derived by management or obtained from a third party data provider that provides an implied credit spread for public entities.  As a result, the credit spreads are generally unobservable to the market, rendering them a Level 3 input.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at September 30, 2009
U.S. government agencies and government-sponsored entities	$—	$17,470	$—	$17,470
State and municipal	—	26,660	38,919	65,579
Mortgage-backed securities – agency/residential	—	92,300	—	92,300
Mortgage-backed securities – private/residential	—	5,161	—	5,161
Marketable equity	—	1,519	—	1,519
Other securities	—	544	—	544
Derivative Assets	—	—	231	231
Derivative Liabilities	—	—	154	154

Assets at December 31, 2008
U.S. Treasury Securities	$—	$3,495	$—	$3,495
U.S. government agencies and government-sponsored entities	—	2,510	—	2,510
State and municipal	—	27,118	35,897	63,015
Mortgage-backed securities – agency/residential	—	31,965	—	31,965
Marketable equity	—	1,345	—	1,345
Other securities	—	544	—	544

See Note 10, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of September 30, 2009.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below presents a reconciliation of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ending September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Net Derivative Assets and Liabilities	Available for Sale Securities	Net Derivative Assets and Liabilities	Available for Sale Securities
	(In thousands)
Beginning Balance	$88	$38,550	$—	$35,897
Total unrealized gains (losses) included in:
Net Income	(11)	—	77	—
Other Comprehensive Income	—	369	—	3,022
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and (out) of level three	—	—	—	—
Balance September 30, 2009	$77	$38,919	$77	$38,919

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represents assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2009
Impaired loans	$—	$—	$27,047	$27,047

Assets at December 31, 2008
Impaired loans	$—	$—	$31,127	$31,127

Impaired loans with a valuation allowance based upon fair value of the underlying collateral had a carrying amount of $34,562,000 at September 30, 2009 as compared to $42,191,000 at December 31, 2008 and $43,826,000 at September 30, 2008.  The valuation allowance on impaired loans was $7,515,000 at September 30, 2009 as compared to $11,064,000 at December 31, 2008 and $12,825,000 at September 30, 2008.  During the nine month periods ended September 30, 2009 and 2008, an additional provision for loan losses of approximately $30.8  million and $21.0 million was made for impaired loans, respectively.  During the three month periods ended September 30, 2009 and 2008, an additional provision for loan losses of approximately $14.3 million and $19.0 million was made for impaired loans, respectively.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is generally determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2009
Other real estate owned and foreclosed assets	$—	$—	$32,246	$32,246

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

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$148,194	$148,194	$45,711	$45,711
Securities available for sale	182,573	182,573	102,874	102,874
Securities held to maturity	10,377	10,904	13,114	13,505
Bank stocks	16,347	n/a	28,276	n/a
Loans, net	1,538,227	1,526,915	1,781,345	1,777,496
Loans held for sale	5,500	5,500	5,760	5,760
Accrued interest receivable	7,921	7,921	7,202	7,202
Interest rate swaps, net	77	77	—	—

Financial liabilities:
Deposits	1,632,436	1,640,992	1,698,651	1,712,160
Federal funds purchased and sold under agreements to repurchase	12,424	12,424	21,781	21,781
Subordinated debentures	41,239	34,411	41,239	35,938
Long-term borrowings	164,420	173,055	166,404	178,785
Accrued interest payable	3,181	3,181	3,927	3,927

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Topic 820 excludes certain financial instruments and all nonfinancial instruments from disclosure requirements.  Therefore, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

(c) Loans

Loans, net exclude loans held-for-sale as these fair values are disclosed on a separate line on the table.   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Impaired loans are valued at the lower of cost or fair value as described above in this note.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Prior to vesting of the stock awards with either service or performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of granted stock for performance-based awards and vested shares only for service based awards, subject to termination of such rights under the terms of the Incentive Plan.

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorized grants of stock based compensation awards of up to 2,500,000 shares of authorized Company common stock, subject to adjustments provided by the Incentive Plan. As of September 30, 2009 and December 31, 2008, there were 1,084,838 and 1,420,345 shares of unvested stock granted (net of forfeitures), with 914,315 and 730,412 shares available for grant under the Incentive Plan, respectively.  Of the 1,084,838 shares unearned at September 30, 2009, approximately 426,000 shares are expected to vest.  The Company does not expect any of the 630,000 shares of performance awards to vest.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2008	1,420,345	$9.65
Awarded	15,000	1.70
Forfeited	(198,903)	10.13
Vested	(151,604)	9.10
Unearned at September 30, 2009	1,084,838	$9.53

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recognized $758,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 recognized $2,049,000, less a $2,714,000 cumulative adjustment related to performance-based shares not expected to vest prior to their expiration date as well as a cumulative forfeiture adjustment on remaining service-based restricted awards.  The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $131,000 expense for the nine months ended September 30, 2009 compared to a $538,000 expense for the same period in 2008.   The 2009 income tax effect related to share-based compensation arrangements included $419,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  At September 30, 2009, compensation cost of $1,834,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.   The fair value of awards that vested in the third quarter 2009 was approximately $277,000.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2009.

As of September 30, 2009:	Asset Derivatives	Liability Derivatives
	(In thousands)
Derivatives not designated as hedging instruments under FASC Subtopic 815-10
Interest Rate Products	$231	$154
Total derivatives not designated as hedging instruments under FASC Subtopic 815-10	$231	$154

The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

None of the Company’s derivatives are designated as qualifying hedging relationships under FASC Subtopic 815-10.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009.  The Company executes interest rate swaps with commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2009, the Company had two interest rate swaps with customers with a total notional amount of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

$24,338,000, and two offsetting interest rate swaps with a total notional amount of $24,338,000; for an aggregate notional amount of $48,676,000 related to this program.  During the three months ended September 30, 2009, the Company recognized a net loss of $11,000 related to changes in fair value of these swaps.  During the nine months ended September 30, 2009, the Company recognized net gains of $77,000 related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the nine months ended September 30, 2009:

Derivatives Not Designated	Location of Gain or (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
as Hedging Instruments Under SFAS 133	Recognized in Income on Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(In thousands)
Interest Rate Products	Other non—interest income	$(11)	$77

Total		$(11)	$77

(11)           Capital Ratios

The Company’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” at September 30, 2009 and December 31, 2008 as follows:

	Ratio at September 30, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	13.42%	10.61%	8.00%	N/A
Guaranty Bank and Trust Company	12.45%	10.52%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.28%	9.35%	4.00%	N/A
Guaranty Bank and Trust Company	11.18%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated	8.41%	8.98%	4.00%	N/A
Guaranty Bank and Trust Company	10.14%	8.90%	4.00%	5.00%

(12)  Total Comprehensive Income

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(16,901)	$(265,829)	$(27,322)	$(260,559)
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	1,121	(2,406)	4,340	(4,560)
Less: Reclassification adjustments for losses (gains) included in income	1	—	1	(138)
Net unrealized holding gains (losses)	1,120	(2,406)	4,339	(4,698)
Income tax benefit (expense)	(424)	915	(1,650)	1,785
Other comprehensive income (loss)	696	(1,491)	2,689	(2,913)
Total comprehensive loss	$(16,205)	$(267,320)	$(24,633)	$(263,472)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(13) Preferred Stock

During the third quarter, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,883,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).

(14) Legal Contingencies

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party, cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On August 11, 2009, the Company issued 59,053 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share.  The Company received $57.9 million, net of expense, from the issuance of these shares, which significantly increased our capital.   As a result of this issuance, the Company contributed $40.0 million of capital into its bank subsidiary.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change -			Change -
			Favorable			Favorable
	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$23,469	$29,719	$(6,250)	$73,104	$93,338	$(20,234)
Interest expense	8,558	9,877	1,319	26,615	31,455	4,840
Net interest income	14,911	19,842	(4,931)	46,489	61,883	(15,394)
Provision for loan losses	20,000	30,750	10,750	41,110	32,525	(8,585)
Net interest income after provision for loan losses	(5,089)	(10,908)	5,819	5,379	29,358	(23,979)
Noninterest income	2,450	2,707	(257)	7,992	8,354	(362)
Noninterest expense	17,409	265,882	248,473	50,604	304,289	253,685
Loss before income taxes	(20,048)	(274,083)	254,035	(37,233)	(266,577)	229,344
Income tax benefit	(3,147)	(8,254)	(5,107)	(9,911)	(6,018)	3,893
Net loss	$(16,901)	$(265,829)	$248,928	$(27,322)	$(260,559)	$233,237

Share Data:
Basic loss per share	$(0.33)	$(5.21)	$4.88	$(0.53)	$(5.11)	$4.58
Diluted loss per share	$(0.33)	$(5.21)	$4.88	$(0.53)	$(5.11)	$4.58
Average shares outstanding	51,416,909	51,067,439	349,470	51,347,916	51,020,220	327,696
Diluted average shares outstanding	51,416,909	51,067,439	349,470	51,347,916	51,020,220	327,696

	September 30,	December 31,	Percent
	2009	2008	Change
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	13.42%	10.61%	26.48%
Loans, net of unearned discount to deposits	97.23%	107.52%	(9.57)%
Allowance for loan losses to loans, net of unearned discount	3.09%	2.46%	25.61%

The $16.9 million third quarter 2009 net loss is $248.9 million lower than the third quarter 2008 net loss of $265.8 million.  Excluding the goodwill impairment charge in the prior year of $250.7 million, the net loss for the third quarter 2009 is $1.8 million greater than the same quarter in 2008.  The primary reasons for this increase in net loss, exclusive of the 2008 goodwill impairment, are a $4.9 million decrease in net interest income, as well as a $5.0 million charge for a valuation allowance related to deferred tax assets.  These decreases were offset mostly by a $10.8 million reduction in the provision for loan losses.  The causes for these changes are discussed below.

Net interest income decreased by $4.9 million for the third quarter 2009 as compared to the same period in 2008 mostly due to lower rates attributable to a greater than 175 basis point decrease in the targeted federal funds rate by the Federal Open Markets Committee (FOMC) of the Federal Reserve Board since the beginning of the third quarter 2008. The targeted federal funds rate was 2.00% at July 1, 2008 and fell to between 0% and 0.25% on December 16, 2008, where it remains today.

In the quarter ended September 30, 2009, a $5.0 million valuation allowance was established related to deferred tax assets.  See “Income Taxes” below for further discussion of this valuation allowance.

The provision for loan losses is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio.  The allowance for loan losses increased to 3.09% of total loans at September 30, 2009, as compared to 2.46% at September 30, 2008. The provision for loan losses was $20.0 million for the third quarter 2009, as compared to $30.8 million for the same quarter in 2008.  It remained high in the third quarter of 2009 primarily due to an increase in nonperforming assets and related charge-offs.

Noninterest expense decreased by $248.5 million in the third quarter 2009 as compared to the same quarter in 2008 primarily as a result of $250.7 million goodwill impairment charge in 2008.  Excluding the 2008 goodwill impairment charge, noninterest expense increased by $2.3 million.   This increase, net of goodwill impairment charge, is due primarily to a $0.6 million increase in salaries and employee benefits and a $2.3 million increase in other general and administrative expense.  The $0.6 million increase in salaries and employee benefits in the third quarter 2009 as compared to the same quarter 2008 is due mostly to the impact of a $2.6 million reversal of equity-based compensation in the third quarter of 2008.   This cumulative reversal of equity-based compensation expense was a result of a determination that performance-based shares were no longer expected to meet their performance target prior to their expiration date.  Excluding the impact of this 2008 reversal of expense, salaries and benefits in the third quarter of 2009 decreased by $2.0 million from the third quarter of 2008 due to a major effort announced in mid-2008 to better align our expenses with the current size of our business.  This effort resulted in a decline in the number of full-time equivalent employees from 393 at September 30, 2008 to 368 at September 30, 2009.  The $2.3 million increase in the other general and administrative expense category in the third quarter 2009 from third quarter 2008 is mostly due to a $1.0 million increase in FDIC insurance assessments, a $1.1 million net increase in write-downs of other real estate owned and a $0.3 million increase in other collection-related expenses.

On a year-to-date basis in 2009, the Company reported a net loss of $27.3 million as compared to a net loss of $260.6 million for the same period in 2008.  The primary cause for the decrease in net loss in 2009, as compared to 2008, is that there was no goodwill impairment charge in 2009, as compared to the $250.7 million goodwill impairment charge recorded during the third quarter 2008. Other differences for the nine months ended September 30, 2009 as compared to the same period in 2008 include a $15.4 million reduction in net interest income due to lower rates and a decrease in earning assets, an $8.6 million increase to the provision for loan losses and a $5.0 million charge to establish a valuation allowance for deferred tax assets. These decreases to net income were partially offset by a $2.9 million reduction in noninterest expense, excluding the goodwill impairment charge, for the first nine months of 2009 as compared to the same period in 2008.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)

Net interest income	$14,911	$15,860	$15,718	$17,679	$19,842
Interest rate spread	2.65%	2.77%	2.62%	2.92%	3.37%
Net interest margin	3.14%	3.38%	3.26%	3.55%	4.02%
Net interest margin, fully tax equivalent	3.23%	3.46%	3.34%	3.64%	4.11%

Third quarter 2009 net interest income of $14.9 million declined by $4.9 million from the third quarter 2008.  This decrease is a result of a $1.6 million unfavorable rate variance and a $3.4 million unfavorable volume variance. (see Table 5).

The $1.6 million unfavorable rate variance from the prior year third quarter is primarily attributable to lower yields on earnings assets, and in particular loans.  The yield on earning assets declined by 107 basis points from 6.02% for the third quarter 2008 to 4.95% for the third quarter 2009.  The FOMC decreased the target federal funds rate by a total of greater than 175 basis points since the beginning of the third quarter 2008.  The targeted federal funds rate was 2.00% at July 1, 2008 and fell to between 0% and 0.25% on December 16, 2008, where it remains today.  Similarly, the prime rate decreased by 175 basis points from July 2008 to the end of 2008.

Interest income decreased by $6.3 million from $29.7 million in the third quarter 2008 to $23.5 million in the third quarter 2009.  Approximately 56% of the Company’s outstanding loan balances are variable rate loans and are tied to indices such as prime or LIBOR.  As a result of the decline in rates discussed above, the average yield on loans for the Company decreased by 80 basis points from 6.09% for the quarter ended September 30, 2008 to 5.29% for the same period in 2009.  The Company believes that it remains asset sensitive at the end of the third quarter 2009 over the long term in a risking rate environment, and therefore, expects that as interest rates rise, net interest income will also increase.

Rates paid on interest-bearing liabilities also declined during this same period by 35 basis points, for a net decrease in the net interest spread of 72 basis points over this same period.  Overall net interest margin declined by 88 basis points.  The cause for the larger impact on net interest margin as compared to the interest rate spread is that the benefit from noninterest bearing deposits had a smaller impact in 2009 compared to 2008 due to the extremely low interest rate environment.

The $3.4 million unfavorable volume variance is mostly attributable to an $81.9 million decrease in average total earning assets for the third quarter 2009 as compared to the same period in 2008.  The average balance of loans decreased from the same period in the prior year by $180.3 million, primarily as a result of management’s efforts to reduce overall risk in the loan portfolio.

On a linked quarter basis, net interest margin increased from 3.26% for the first quarter 2009 to 3.38% in the second quarter 2009 and decreased to 3.14% in the third quarter 2009.  Although there were no changes in the federal funds rate or prime rates during this time, the results of management efforts to address falling interest rates in 2008 began to take effect through higher yields on loans due to the utilization of loan floors and higher minimum pricing on renewed and new loans.   These efforts resulted in an overall increase of $0.1 million in net interest income in the second quarter 2009 as compared to the first quarter 2009 despite a $73.4 million decrease in average earning assets.   The decrease in net interest margin and net interest spread in the third quarter 2009, as compared to the second quarter 2009, is primarily a result of a significant increase to the Company’s short-term liquidity position as reflected by an $85.4 million increase in average cash equivalents, which only earned 0.24% during the quarter.  Excluding these low-yielding cash equivalents, the Company’s net interest margin would have been 17 basis points higher in the third quarter 2009.  This increase in short-term liquidity was a result of a $106.1 million decrease in quarterly average loan balances coupled with a net increase to capital during the quarter as a result of the issuance of preferred stock in August 2009.  A portion of this additional liquidity was invested in our securities portfolio, which increased by $84.3 million during the third quarter 2009.  Management continues to evaluate alternatives for the utilization of this additional liquidity to improve our future margin, including a combination of purchasing new investment securities, making new loans and not renewing certain maturing time deposits.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Nine Months Ended
	September 30, 2009	September 30, 2008

Net interest income	$46,489	$61,883
Interest rate spread	2.68%	3.48%
Net interest margin	3.26%	4.21%
Net interest margin, fully tax equivalent	3.34%	4.31%

For the nine-month period ended September 30, 2009, net interest income decreased by $15.4 million, or 24.9%, as compared to the same period in 2008.  This decrease is due to an $9.1 million unfavorable rate variance and a $6.3 million unfavorable volume variance (see Table 5).

The unfavorable rate variance of $9.1 million for year-to-date 2009 is mostly due to a decrease in the yield on earning assets by 122 basis points to 5.13% for the nine months ended September 30, 2009 from 6.35% for the same period in 2008.  The FOMC decreased the target federal funds rate seven times by a total of greater than 400 basis points during 2008.  Similarly, the prime rate decreased by 400 basis points from January 2008 to the end of 2008.  These rate decreases also impacted the Bank’s cost of funds.  The cost of interest-bearing liabilities was 2.45% for the first nine months of 2009 as compared to 2.87% for the same period in 2008.  The cost of interest-bearing liabilities did not decrease as significantly due to fixed rate costs on our time deposits and borrowings.  Overall time deposit costs did decline by 96 basis points, but the Company continued to hold higher cost time deposits throughout 2009.  In the fourth quarter 2009, approximately $271.9 million of time deposits with an average rate of 3.46% will mature.

The unfavorable volume variance is mostly a result of lower average earning assets.  Average earning assets decreased by $55.5 million for the year-to-date 2009 as compared to the same period in 2008.   This is primarily due to a $65.6 million decline in average loans and a $16.7 million decline in average investments for this period.   During the latter part of the third quarter 2009, the Company did increase its investment securities by approximately $84.3 million.  Investment securities at September 30, 2009 were $209.3 million, as compared to average investment securities of $153.7 million for the third quarter 2009 and average investment securities of $142.4 million for the year-to-date period ended September 30, 2009.   These declines in average earnings assets were partially offset by a $26.8 million increase in other earnings assets, which primarily consists of federal funds sold and interest bearing deposits at banks.   These other earning assets only earned 0.25% for the nine-months ended September 30, 2009 as compared to 2.98% for the same period in 2008.   As these are primarily overnight or short-term investments, the yield is close to the targeted federal funds rate, which declined by 400 basis points throughout 2008 to between 0 and .25% in December 2008.  At September 30, 2009, the Company had $119.7 million of other earnings assets.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Quarter Ended September 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,627,066	$21,710	5.29%	$1,807,325	$27,675	6.09%
Investment securities (1)
Taxable	72,773	751	4.10%	53,273	749	5.59%
Tax-exempt	64,474	763	4.70%	69,272	846	4.86%
Bank Stocks (4)	16,410	184	4.44%	32,714	441	5.37%
Other earning assets	101,585	61	0.24%	1,662	8	1.87%
Total interest-earning assets	1,882,308	23,469	4.95%	1,964,246	29,719	6.02%
Non-earning assets:
Cash and due from banks	25,396			35,770
Other assets	114,975			351,897

Total assets	$2,022,679			$2,351,913

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$149,994	$96	0.25%	$148,536	$177	0.47%
Money market	324,686	690	0.84%	517,001	2,343	1.80%
Savings	72,514	58	0.32%	70,512	99	0.56%
Time certificates of deposit	712,557	5,737	3.19%	484,706	4,835	3.97%
Total interest-bearing deposits	1,259,751	6,581	2.07%	1,220,755	7,454	2.43%
Borrowings:
Repurchase agreements	12,796	29	0.89%	20,317	105	2.05%
Federal funds purchased (5)	22	0	0.15%	9,981	55	2.21%
Subordinated debentures	41,239	625	6.01%	41,239	778	7.50%
Borrowings	164,434	1,323	3.19%	192,088	1,485	3.08%
Total interest-bearing liabilities	1,478,242	8,558	2.30%	1,484,380	9,877	2.65%
Noninterest bearing liabilities:
Demand deposits	345,831			426,128
Other liabilities	12,120			17,838
Total liabilities	1,836,193			1,928,346
Stockholders’ Equity	186,486			423,567
Total liabilities and stockholders’ equity	$2,022,679			$2,351,913

Net interest income		$14,911			$19,842
Net interest margin			3.14%			4.02%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.23% and 4.11% for the three months ended September 30, 2009 and September 30, 2008, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.6 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the third quarter 2009 rounded to zero.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,722,321	$67,994	5.28%	$1,787,912	$86,822	6.49%
Investment securities (1)
Taxable	55,875	2,067	4.95%	53,411	2,212	5.53%
Tax-exempt	64,480	2,295	4.76%	73,094	2,616	4.78%
Bank Stocks (4)	21,998	670	4.07%	32,590	1,346	5.52%
Other earning assets	42,133	78	0.25%	15,348	342	2.98%
Total interest-earning assets	1,906,807	73,104	5.13%	1,962,355	93,338	6.35%
Non-earning assets:
Cash and due from banks	27,279			38,020
Other assets	98,983			359,209

Total assets	$2,033,069			$2,359,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$145,680	$274	0.25%	$152,537	$639	0.56%
Money market	299,323	1,996	0.89%	546,317	8,615	2.11%
Savings	71,582	169	0.32%	70,740	311	0.59%
Time certificates of deposit	713,567	18,177	3.41%	461,820	15,095	4.37%
Total interest-bearing deposits	1,230,152	20,616	2.24%	1,231,414	24,660	2.67%
Borrowings:
Repurchase agreements	14,667	97	0.88%	18,851	323	2.29%
Federal funds purchased	184	1	0.69%	6,655	119	2.39%
Subordinated debentures	41,239	1,945	6.31%	41,239	2,422	7.85%
Borrowings	167,569	3,956	3.16%	167,634	3,931	3.13%
Total interest-bearing liabilities	1,453,811	26,615	2.45%	1,465,793	31,455	2.87%
Noninterest bearing liabilities:
Demand deposits	395,827			450,330
Other liabilities	11,573			19,842
Total liabilities	1,861,211			1,935,965
Stockholders’ Equity	171,858			423,619
Total liabilities and stockholders’ equity	$2,033,069			$2,359,584

Net interest income		$46,489			$61,883
Net interest margin			3.26%			4.21%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.34% and 4.31% for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $2.5 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively, are included in the yield computation.

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

Table 5

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008			Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(5,965)	$(3,360)	$(2,605)	$(18,828)	$(15,741)	$(3,087)
Investment Securities
Taxable	2	(5)	7	(145)	(255)	110
Tax-exempt	(83)	(26)	(57)	(321)	(14)	(307)
Bank Stocks	(257)	(65)	(192)	(676)	(302)	(374)
Other earning assets	53	(1)	54	(264)	293	(557)
Total interest income	(6,250)	(3,457)	(2,793)	(20,234)	(16,019)	(4,215)

Interest expense:
Deposits:
Interest-bearing demand	(81)	(83)	2	(365)	(337)	(28)
Money market	(1,653)	(972)	(681)	(6,619)	(3,712)	(2,907)
Savings	(41)	(44)	3	(142)	(146)	4
Time certificates of deposit	902	(628)	1,530	3,082	(2,096)	5,178
Repurchase agreements	(76)	(46)	(30)	(226)	(166)	(60)
Federal funds purchased	(55)	(27)	(28)	(118)	(49)	(69)
Subordinated debentures	(153)	(153)	—	(477)	(477)	—
Borrowings	(162)	65	(227)	25	27	(2)
Total interest expense	(1,319)	(1,888)	569	(4,840)	(6,956)	2,116

Net interest income	$(4,931)	$(1,569)	$(3,362)	$(15,394)	$(9,063)	$(6,331)

Provision for Loan Losses

The provision for loan losses represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our reserve methodology and reflects our judgments about the adequacy of the allowance for loan losses.  In determining the amount of the provision, we consider certain quantitative and qualitative factors, including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectibility and impairment.  The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral value lessen our exposure to loan loss provision.

In the third quarter 2009, the Company recorded a provision for loan losses of $20.0 million, compared to $30.8 million in the third quarter 2008.  Of the $20.0 million of provision for loan losses in the third quarter 2009, approximately $14.3 million was related to impaired loans and related charge-offs.  Provision for loan losses of $5.7 million was made for the general component of the allowance for loan losses, which was primarily due to the impact of net charge-offs during the quarter on the historical loss and economic condition components of our allowance for loan losses.  The Company determined that the provision for loan losses made during the third quarter was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of September 30, 2009.

Net charge-offs in the third quarter 2009 were $14.0 million, as compared to $12.5 million for the same quarter in 2008.  The third quarter 2009 provision for loan losses in excess of third quarter 2009 net charge-offs was due primarily to the impact of continued stress on commercial real estate values and performance on our general component of the allowance for loan losses.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

For the nine months ended September 30, 2009, the Company recorded a provision for loan loss of $41.1 million as compared to $32.5 million in the same period in 2008.  The allowance for loan losses as a percentage of loans increased to 3.09% at September 30, 2009, as compared to 2.52% at September 30, 2008.  The increase in both the overall allowance for loan losses and the provision for loan losses is due to the impact of the increase in non-performing loans and net charge-offs.   Net charge-offs in the year-to-date period 2009 were $37.1 million as compared to $13.5 million for the same period in 2008.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Noninterest income:
Customer service and other fees	$2,281	$2,354	$2,679	$2,357	$2,521
Loss on sale of securities	(1)	—	—	—	—
Other	170	273	236	(91)	186
Total noninterest income	$2,450	$2,627	$2,915	$2,266	$2,707

Noninterest income for the third quarter 2009 decreased by $0.2 million from the second quarter 2009 and decreased by $0.3 million from the third quarter 2008.  The decrease in customer service and other fees in the third quarter 2009 as compared to the third quarter 2008 was primarily the result of decreases in customer fee income from ATM and non-sufficient fund charges, partially offset by higher analysis fees as a result of a reduction in the earnings credit rate on commercial deposit accounts.

Fluctuations in the other noninterest income category over the past several quarters are primarily the result of the volatility of the fair value of assets held by the Company for purposes of funding its nonqualified deferred compensation plan.   In particular, the loss recorded within the other noninterest income category during the fourth quarter 2008 was primarily a result of a $0.3 million fair value write-down (contra-income) related to the average balance of $1.1 million of assets held for purposes of funding the Company’s deferred compensation plan.   These assets are required to be marked-to-market through the income statement.  These write-downs of the assets held for the deferred compensation plan are almost entirely offset by a reduction to our deferred compensation liability account, which reduces our overall compensation cost.  Therefore, this volatility on the market value of our deferred compensation plan asset and liability accounts had only a nominal overall impact on net income.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Noninterest income:
Customer service and other fees	$7,314	$7,325
Gain (loss) on sale of securities	(1)	138
Other	679	891
Total noninterest income	$7,992	$8,354

Noninterest income for the first nine months of 2009 decreased by $0.4 million from the same period in 2008.  Customer service and other fees remained relatively flat even though individual income items within this overall category fluctuated year over year.   In particular, non-sufficient fund (NSF) fees and ATM fees declined by $0.6 million and analysis fees on corporate accounts increased by $0.6 million. The increase in analysis fees is primarily the result of a decline in the earnings credit rate on compensating balances.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,536	$6,712	$6,739	$6,255	$5,927
Occupancy expense	1,908	1,926	1,921	1,725	1,958
Furniture and equipment	1,103	1,147	1,131	1,203	1,390
Impairment of goodwill	—	—	—	—	250,748
Amortization of intangible assets	1,559	1,581	1,582	1,803	1,877
Other general and administrative	6,303	6,348	4,108	4,381	3,982
Total noninterest expense	$17,409	$17,714	$15,481	$15,367	$265,882

Noninterest expense, excluding the $250.7 million goodwill impairment in the third quarter 2008, increased by $2.3 million, or 15.0%, to $17.4 million for the third quarter 2009, as compared to the third quarter 2008, and decreased by $0.3 million from the second quarter 2009.

Salary and employee benefits expense increased by $0.6 million, or 10.3%, in the third quarter 2009 as compared to the same quarter in 2008.  The $0.6 million increase in salaries and employee benefits in the third quarter 2009 as compared to the same quarter is due mostly to the impact of a $2.6 million reversal of equity-based compensation in the third quarter of 2008.   This cumulative reversal of equity-based compensation expense as a result of a determination that performance-based shares that were no longer expected to meet their performance target prior to their expiration date.  Excluding the impact of this 2008 reversal of expense, salaries and benefits in the third quarter of 2009 decreased by $2.0 million from the third quarter of 2008 primarily as a result of a reduction in full-time equivalent employees from the third quarter 2008.  In the second quarter 2008, the Company announced a major effort to better align our expenses with the current size of our business.  This effort resulted in a reduction of full-time equivalent employees from 441 at June 30, 2008 to 368 at September 30, 2009.

On a combined basis, occupancy expense and furniture and equipment expense decreased by $0.3 million in the third quarter 2009 as compared to the same quarter in 2008 primarily as a result of the decision to close two branches in 2008, as well as the outsourcing of a portion of our data processing.

Amortization of intangible asset expense is $1.6 million in the third quarter 2009 as compared to $1.9 million in the third quarter 2008, a decrease of 16.9%.   This decrease is attributable to the use of accelerated amortization methods related to the core deposit intangible asset.

Other general and administrative expense increased by $2.3 million in the third quarter 2009 as compared to the third quarter 2008.  The increase in other general and administrative expense in the third quarter 2009 as compared to the same period in 2008 is mostly due to an increase of $1.3 million in other real estate owned and loan collection expenses and a $1.0 million increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums.  The increase in other real estate owned and loan collection expenses are primarily a result of a net increase of $1.1 million in write-downs on other real estate owned properties due mostly to the receipt of pending sales contracts for the disposition of approximately $16.0 million of other real estate owned at September 30, 2009.  Although it is possible that not all of these transactions will close, the Company adjusted the values of the other real estate owned to agree to the sales contracts, less anticipated costs to sell.  The remaining increase is due mostly to higher collection costs and appraisal costs.   The FDIC insurance premiums increased in the third quarter 2009 as compared to the same quarter in 2008 primarily as a result of significant increases to the assessment rates by the FDIC.  In January 2009, the FDIC finalized new rules that increased the FDIC insurance premiums by 7 basis points starting in the first quarter 2009, with additional increases effective in the second quarter 2009.  These changes more than doubled the amount of FDIC insurance premiums paid by the Company.   Additionally, the FDIC’s Temporary Liquidity Guarantee Program implemented an additional insurance assessment of 10 basis points on noninterest bearing transaction accounts in excess of the base insured amounts.

Compared to the linked prior quarter, all of the categories of other noninterest expense remained relatively flat in the third quarter 2009 as compared to the second quarter 2009 with the exception of salaries, which declined by $0.2 million. This decrease in salary expense for the third quarter 2009 is primarily the result of severance paid in the second quarter 2009.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$19,987	$24,831
Occupancy expense	5,755	6,090
Furniture and equipment	3,381	4,087
Impairment of goodwill	—	250,748
Amortization of intangible assets	4,722	5,631
Other general and administrative	16,759	12,902
Total noninterest expense	$50,604	$304,289

Noninterest expense for the nine months ended September 30, 2009 decreased by $253.7 million as compared to the same period in 2008, primarily due to the $250.7 million non-cash goodwill impairment charge recorded in the third quarter 2008.   Noninterest expense, excluding the 2008 goodwill impairment charge, decreased by $2.9 million for the year-to-date period ended September 30, 2009, as compared to the same period in 2008.

The $4.8 million year-to-date decline in salaries and employee benefits expense is due to a $4.2 million reduction in base salary and employee benefit expense and a $2.1 million decrease to bonus and incentives, partially offset by a $1.4 million increase to equity-based compensation expense.    The decline in base salaries and benefits, as well as bonus and incentives, is primarily a result of a reduction in employees in 2009 as compared to 2008.   At the beginning of 2008, there were 476 full-time equivalent employees as compared to 368 at September 30, 2009.   The increase to equity-based compensation expense is primarily the result of a cumulative reversal of equity-based compensation expense in the third quarter 2008 for $2.6 million primarily as a result of a determination that performance-based shares were no longer expected to meet their performance target prior to their expiration date.  Excluding this reversal of equity-based compensation expense in the third quarter of 2008, equity-based compensation expense declined by $1.2 million for the year-to-date period ended September 30, 2009 as compared to the same period in 2008, mostly due to fewer full-time equivalent employees, as well as only one new grant of restricted stock awards throughout 2009.

Occupancy expense and furniture and equipment expense decreased on a year-to-date basis from the prior year by $0.3 million and $0.7 million, respectively, primarily as a result of a decision to close two branches in 2008, as well as the outsourcing of a portion of our data processing.

Amortization of intangible asset expense decreased by $0.9 million, or 16.1%, on a year-to-date basis in 2009 as compared to 2008 due to the use of accelerated methods to amortize the core deposit intangible asset.

Other general and administrative expense increased by $3.9 million for the year-to-date period ended September 30, 2009 as compared to the same period in 2008.   The $3.9 million increase to general and administrative expenses is mostly due to higher FDIC insurance cost as well as higher other real estate owned, collection costs and appraisal costs.  For the year-to-date period ended September 30, 2009, as compared to the same period in 2008, there was a $2.8 million increase in FDIC insurance assessments, due to higher rates in 2009, including a $0.9 million one-time assessment in the second quarter 2009.   For the nine months ended September 30, 2009, as compared to the same period in 2008, there was a $1.3 million increase to expenses associated with other real estate owned and other problem assets, including write-downs on other real estate owned.

Income Taxes

The effective tax benefit was 15.7% for the three months ending September 30, 2009 as compared to an effective tax benefit of 3.0% for the same period in 2008. The effective tax benefit was 26.6% for the nine months ending September 30, 2009 as compared to an effective tax benefit of 2.3% for the same period in 2008.   The primary difference between the expected benefit and the effective tax benefit for the three and nine months ended September 30, 2009 was the establishment of a $5.0 million valuation allowance related to deferred tax assets.  The primary difference between the expected benefit and the effective tax benefit for the three and nine months ended September 30, 2008 was the goodwill impairment charge, for which no tax benefit was recorded.

In the quarter ended September 30, 2009, management determined that a deferred tax valuation allowance should be recorded.  In making this determination, management considered all evidence currently available, both positive and negative, including forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods; the potential to carry-back 2009 losses to prior years; and  various other tax planning strategies that we can implement, if needed, to realize a portion of the deferred tax asset.  Negative evidence includes the cumulative losses in the current year and the immediately preceding fiscal year, the generally downward economic and business trends, the volatility of earnings in the current economic environment relative to additions to the provision for loan losses and the fact the Company has a three year cumulative loss for financial reporting purposes.

Based upon these factors, the Company established a net deferred tax asset valuation allowance of $5.0 million for the quarter ended September 30, 2009.  On a quarterly basis, the Company will determine whether this valuation allowance is necessary and whether the allowance should be adjusted based on then available evidence.

To the extent that the Company has a three year cumulative loss for financial reporting purposes, projections of future taxable income are generally not permitted to be utilized in determining that a valuation allowance related to deferred tax assets is not necessary.  Therefore, the effective tax rate or benefit in future quarters may be higher or lower than expected due to future adjustments to the valuation allowance associated with deferred tax assets.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(In thousands)

Cash and due from banks	$148,194	$47,096	$35,982	$45,711	$41,347
Total investments	209,297	124,952	139,387	144,264	143,649
Total loans	1,587,265	1,651,572	1,757,103	1,826,333	1,779,673
Total assets	2,057,378	1,944,867	2,036,395	2,102,741	2,052,944

Earning assets	1,921,726	1,800,472	1,902,670	1,989,884	1,927,128
Deposits	1,632,436	1,560,730	1,639,797	1,698,651	1,635,101

At September 30, 2009, the Company had total assets of $2.1 billion, or $45 million less than total assets at December 31, 2008.  The decline in assets from December 31, 2008 is primarily a result of a $239 million decrease in total loans outstanding, consisting mostly of a $64 million decrease in real estate loans and a $173 million decrease in commercial loans.   The decline in loans is mostly a result of management’s efforts to reduce the risk profile on the balance sheet by reducing residential real-estate and residential land and land development loans, as well as lower yielding syndicated and participated commercial loans.

The Company’s cash and due from banks increased by $102.5 million to $148.2 million at September 30, 2009, as compared to $45.7 million at December 31, 2008.  Similarly, total investments increased by $65.0 million to $209.3 million at September 30, 2009 as compared to $144.3 million at December 31, 2008.  This increase in liquid short-term assets as well as the increase to total investments, is primarily a result of the decline in loans, as well as the issuance of $57.9 million, net of expenses, of preferred stock in the third quarter 2009.   The increase in total investments primarily consists of the purchase of mortgage backed securities issued by U.S. government and government-sponsored agencies.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Real estate - Residential and Commercial	$715,005	$682,923	$658,982	$680,030	$693,800
Real estate - Construction	163,074	190,197	250,665	268,306	248,883
Equity lines of credit	56,591	55,812	52,679	50,270	49,205
Commercial	573,562	639,462	714,218	746,241	706,678
Agricultural	19,428	22,764	22,686	22,738	23,989
Consumer	38,704	37,878	38,220	38,352	38,777
Leases receivable and other	23,671	25,506	22,828	23,996	22,099
Total gross loans	1,590,035	1,654,542	1,760,278	1,829,933	1,783,431
Less: allowance for loan losses	(49,038)	(43,041)	(37,598)	(44,988)	(44,765)
Unearned discount	(2,770)	(2,970)	(3,175)	(3,600)	(3,758)
Loans, net of unearned discount	$1,538,227	$1,608,531	$1,719,505	$1,781,345	$1,734,908

Loans held for sale at lower of cost or market	$5,500	$5,250	$5,175	$5,760	$—

There were $934.7 million of real estate loans at September 30, 2009, compared to $998.6 million at December 31, 2008 and $991.9 million at September 30, 2008.

Management continues its efforts to decrease its exposure to residential and commercial real estate loans. At September 30, 2009, there were approximately $27 million of loans secured by for-sale residential real estate and approximately $69 million of residential land and land development loans, respectively.  This compares to December 31, 2008, with approximately $57 million of loans secured by for-sale residential real estate and approximately $114 million of residential land and land development loans.  Loans secured by commercial real estate decreased by $85.9 million, or 9.8%, to $791.2 million at September 30, 2009 as compared to $877.1 million at December 31, 2008.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. This decline in loans secured by commercial real estate, as well as management’s efforts to reduce lower yielding syndicated and participated loans are the primary reasons for the decline in commercial loans at September 30, 2009 as compared to December 31, 2008.

The $105.2 million decrease in construction loans, and the $35.0 million increase in residential and commercial real estate loans at September 30, 2009 as compared to December 31, 2008 is partially due to reclassifying $77 million of construction loans to commercial real estate loans because of the completion of the underlying building projects and the commencement of amortization of these loans.   A portion of the remainder of the decrease in construction loans was a result of payoffs on existing loans, as well as moving loans to other real estate owned during 2009.

The Company does not have any Alternative A-paper (Alt-A) or subprime residential loans in its loan portfolio.

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

Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt.  Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and analysis of the borrower’s financial condition and the underlying collateral value, that the collection of interest is doubtful.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and other real estate owned. For reporting purposes, other real estate owned consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 12

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$81,035	$52,483	$57,299	$54,594	$54,654
Other nonperforming loans	150	2,671	911	228	324
Total nonperforming loans	$81,185	$55,154	$58,210	$54,822	$54,978
Other real estate owned and foreclosed assets	32,246	34,746	14,524	484	1,199
Total nonperforming assets	$113,431	$89,900	$72,734	$55,306	$56,177

Impaired loans	$81,185	$55,154	$58,210	$54,822	$54,978
Allocated allowance for loan losses	(7,515)	(7,291)	(6,342)	(11,064)	(12,825)
Net investment in impaired loans	$73,670	$47,863	$51,868	$43,758	$42,153
Accruing loans past due 90 days or more	$9,140	$2,671	$911	$228	$324
Loans past due 30-89 days	$52,443	$39,836	$31,957	$35,169	$20,660
Loans charged-off	$14,618	$13,509	$10,262	$2,032	$12,779
Recoveries	(615)	(347)	(367)	(1,005)	(288)
Net charge-offs	$14,003	$13,162	$9,895	$1,027	$12,491
Provision for loan losses	$20,000	$18,605	$2,505	$1,250	$30,750
Allowance for loan losses	$49,038	$43,041	$37,598	$44,988	$44,765

Allowance for loan losses to loans, net of unearned discount	3.09%	2.61%	2.14%	2.46%	2.52%
Allowance for loan losses to nonaccrual loans	60.51%	82.01%	65.62%	82.41%	81.91%
Allowance for loan losses to nonperforming assets	43.23%	47.88%	51.69%	81.34%	79.69%
Allowance for loan losses to nonperforming loans	60.40%	78.04%	64.59%	82.06%	81.42%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	7.00%	5.33%	4.11%	3.03%	3.15%
Annualized net charge-offs to average loans	3.42%	3.05%	2.22%	0.22%	2.75%
Nonaccrual loans to loans, net of unearned discount	5.11%	3.18%	3.26%	2.99%	3.07%
Loans 30-89 days past due to loans, net of unearned discount	3.30%	2.41%	1.82%	1.93%	1.16%

Nonperforming assets at September 30, 2009 increased by $58.1 million from December 31, 2008, primarily as a result of a $31.8 million increase in other real estate owned.    Additionally, accruing loans past due 90 days or more increased by $8.9 million over the same period.   Included in the $9.1 million of accruing loans over 90 days past due at September 30, 2009, were two loan relationships totaling $8.9 million that were in the process of renewal at quarter end and, therefore, were not considered to be impaired as of September 30, 2009.   As of October 29,

2009, one of these two loan relationships totaling $4.8 million was renewed and the second one remained in the process of renewal.

At September 30, 2009, approximately $33.1 million, or 41%, of all nonperforming loans outstanding were residential construction, land and land development.   At December 31, 2008, approximately $36.8 million, or 67.1%, of all nonperforming loans were residential construction, land and land development loans.

At September 30, 2009, approximately $25.6 million, or 32%, of all nonperforming loans outstanding were commercial real estate loans.   At December 31, 2008, approximately $6.0 million, or 11.0%, of all nonperforming loans were commercial real estate loans.  The increase in nonperforming loans related to commercial real estate is primarily the result of two loan relationships.

The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of Thrift Supervision.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans.   During the third quarter 2009, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans as described above, has declined to $115.5 million at September 30, 2009 as compared to $121.5 million at June 30, 2009 and $120.0 million at December 31, 2008.  Each internal risk classification is judgmental, but based on objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan under stress versus only their current condition.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

Net charge-offs in the third quarter 2009 were $14.0 million, as compared to $13.2 million in the second quarter 2009, and $12.5 million in the third quarter 2008.  Net charge-offs for the year-to-date period ended September 30 2009, were $37.1 million, as compared to $13.5 million for the same period in 2008.  Impaired loans as of September 30, 2009 totaled $81.2 million, as compared to $54.8 million at December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectibility, including the volume and severity of delinquent and classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors, including industry conditions, competition and regulatory requirements.

The ratio of allowance for loan losses to total loans was 3.09% at September 30, 2009, as compared to 2.46% at December 31, 2008 and 2.52% at September 30, 2008.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the identification of impaired loans and the measurement of an estimated loss for each individual loan is identified; second, estimating an allowance for probable incurred losses on other loans. The specific allowance for impaired loans and the remaining allowance are combined to determine the required allowance for loan losses.

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

The provision for loan losses recorded in 2009 was required in order for the Company to maintain the allowance for loan losses (3.09% of total loans as of September 30, 2009) at a level necessary for the probable incurred losses inherent in the loan portfolio as of September 30, 2009.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Balance, beginning of period	$44,988	$25,711
Loan charge-offs:
Real estate - Residential and Commercial	5,075	2,077
Real estate - Construction	27,593	11,056
Commercial	3,141	863
Agricultural	—	18
Consumer	233	181
Lease receivable and other	2,347	—
Total loan charge-offs	38,389	14,195
Recoveries:
Real estate - Residential and Commercial	477	389
Real estate - Construction	403	69
Commercial	385	161
Agricultural	4	11
Consumer	59	94
Lease receivable and other	1	—
Total loan recoveries	1,329	724
Net loan charge-offs	37,060	13,471
Provision for loan losses	41,110	32,525
Balance, end of period	$49,038	$44,765

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

The carrying value of our portfolio of investment securities at September 30, 2009 and December 31, 2008 was as follows:

Table 14

	September 30,	December 31,	Increase	%
	2009	2008	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$3,495	$(3,495)	(100.0)%
U.S. Government agencies and government- sponsored entities	17,470	2,510	14,960	596.0%
State and municipal	65,579	63,015	2,564	4.1%
Mortgage backed securities — agency/residential	92,300	31,965	60,335	188.8%
Mortgage backed securities — private/residential	5,161	—	5,161	n/a
Marketable equity	1,519	1,345	174	12.9%
Other securities	544	544	—	—
Total securities available-for-sale	$182,573	$102,874	$79,699	77.5%

Securities held-to-maturity:
Mortgage backed securities — agency/residential	$10,377	$13,114	$(2,737)	(20.9)%

At September 30, 2009, there was one private-label mortgage backed security with a carrying value of approximately $5.2 million.  This private-label mortgage backed security is a senior tranche and was AAA rated by two separate rating agencies as of September 30, 2009.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available-for-sale investment securities at September 30, 2009 was $182.6 million, compared to the December 31, 2008 carrying value of $102.9 million. The increase in investment securities is primarily the result of the purchase of mortgage backed and agency bonds in the third quarter 2009 in order to utilize a portion of the amount of federal funds sold and cash held in interest bearing bank accounts.

Management performs an annual review process for all non-rated municipal securities in our portfolio.  Included in the obligations of state and political subdivisions is an individual non-rated municipal bond with a fair value of $38.9 million and an unrealized gain of $0.2 million at September 30, 2009.   Management updated its credit analysis for this particular security during the third quarter 2009 due to the relative size of this security.  The third quarter 2009 analysis of this particular bond included a review of the issuer’s current financial statements and the related cash flows and interest payments.

Management concluded that the unrealized loss position on its securities was a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.   In addition, we do not have the intention to sell the securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell the securities prior to a recovery in their value.   Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At September 30, 2009		At December 31, 2008
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$366,308	22.44%	$433,761	25.52%
Interest bearing demand	152,914	9.37%	145,492	8.57%
Money market	319,504	19.57%	315,364	18.57%
Savings	72,483	4.44%	68,064	4.01%
Time	721,227	44.18%	735,970	43.33%

Total deposits	$1,632,436	100.00%	$1,698,651	100.00%

At the end of the third quarter 2009, deposits were $1.6 billion as compared to $1.7 billion at December 31, 2008, reflecting a decrease of $66.2 million.  Included in the changes in balances for specific categories of deposits between December 31, 2008 and September 30, 2009 is a $66.5 million movement of funds from a noninterest bearing account to a money market account by a single account holder who administers an omnibus account on behalf of bank cash sweep account customers.

Excluding time deposits, deposits declined by $51.5 million during the first nine months of 2009 primarily as a result of a decrease in our customers’ available balances and increased competition for such deposits.   Noninterest bearing deposits comprised approximately 22.4% of total deposits at September 30, 2009.  In a higher rate environment, noninterest bearing deposits help mitigate overall deposits funding costs.  Due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is less in 2009 than it was in 2008.

Time deposits declined by $14.7 million during the first nine months of 2009.   There was a $2.1 million net increase in brokered deposits, including reciprocal deposits with other banks through the Certificate of Deposit Account Registry Service (CDARS), during this time frame.  The $2.1 million net increase in brokered time deposits was primarily a result of a $28.6 million increase in brokered deposits and a $26.4 million decrease in reciprocal balances with other banks through CDARS.  During the third quarter 2009, approximately $53.3 million of new brokered deposits at an average rate of 1.14%, were purchased in anticipation of $55 million in maturities of brokered deposits with an average rate of 3.87% during the fourth quarter 2009.

During the fourth quarter 2009, it is expected that $271.9 million of deposits will mature, including $55.4 million of brokered deposits.   These maturing time deposits have a weighted average rate of 3.46% and will either renew at prevailing rates or will be redeemed.   Management intends to utilize a portion of its cash and cash equivalents at September 30, 2009, for those time deposits that are redeemed during the fourth quarter 2009.

Borrowings and Subordinated Debentures

At September 30, 2009, our outstanding borrowings were $164,420,000 as compared to $166,404,000 at December 31, 2008.

The borrowings at September 30, 2009 consisted of 16 separate fixed-rate term notes with the FHLB at our Bank subsidiary level, with maturities ranging from 14 to 100 months.  Approximately $140 million of the FHLB term advances at September 30, 2009 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  Our bank subsidiary also had a line of credit with the FHLB at September 30, 2009, but there was no balance outstanding on this line of credit as of that date.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at September 30, 2009 and December 31, 2008 was $381.6 million and $428.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.18% and 0.65% at September 30, 2009 and December 31, 2008, respectively.  The term notes have fixed interest rates that range from

2.52% to 6.22%. A blanket pledge and security agreement with the Federal Home Loan Bank, which encompasses certain loans and securities, serves as collateral for these borrowings.  However, as of September 30, 2009 and December 31, 2008, there were no investment securities pledged as collateral under the blanket pledge and security agreement.

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

At September 30, 2009, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 6.01%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and was callable without penalty on July 7, 2008, and every quarter thereafter.  The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and was callable without penalty on April 15, 2009, and every quarter thereafter.   Management did not call either of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continues to defer interest for the fourth quarter of 2009.  Such a deferral is not an event of default and the interest continues to accrue.  The Company is prohibited from paying any dividends on its other stock for so long as interest is deferred, with the exception of stock dividends.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and its bank subsidiary are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  Our subsidiary bank is required to maintain similar capital levels under capital adequacy guidelines.  At September 30, 2009, our subsidiary bank was “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at September 30, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	13.42%	10.61%	8.00%	N/A
Guaranty Bank and Trust Company	12.45%	10.52%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.28%	9.35%	4.00%	N/A
Guaranty Bank and Trust Company	11.18%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated	8.41%	8.98%	4.00%	N/A
Guaranty Bank and Trust Company	10.14%	8.90%	4.00%	5.00%

On August 11, 2009, the Company issued $57.9 million, net of expenses, of Series A Convertible Preferred Stock.   This Preferred Stock is treated as a restricted core capital element for Tier 1 capital purposes at the consolidated level.  As a result of this issuance, the Company contributed an aggregate of $40.0 million of capital into its bank subsidiary.  This issuance and the contribution of capital into the bank subsidiary improved the Company’s and subsidiary bank’s regulatory capital ratios.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	September 30, 2009	December 31, 2008
	(In thousands)

Commitments to extend credit	$327,982	$390,277
Standby letters of credit	16,657	24,792
Commercial letters of credit	11,000	11,000

Totals	$355,639	$426,069

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

At September 30, 2009, the Company had $148.2 million of cash and cash equivalents, including $119.7 million of interest bearing deposits at banks that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $41.5 million of investment securities that were either overpledged or available for pledging at September 30, 2009, excluding the $24.1 million of securities pledged at the Fed discount window at September 30, 2009.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009, which has subsequently been extended through December 31, 2013.  The FDIC also implemented a Temporary Liquidity Guarantee Program (TLGP), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program. The TLGP was originally set to expire December 31, 2009, but the FDIC has extended the program through June 30, 2010.  The Bank intends to continue participation in this program.  Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2008. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, discount window borrowings from the Federal Reserve Bank, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) are employed to meet current and presently anticipated funding needs. At September 30, 2009, the Bank had approximately $217.2 million of availability on its FHLB line, $55 million of availability on its federal funds lines with correspondent banks, and $24.1 million of availability with the Federal Reserve discount window. The Bank can also increase its amount of brokered deposits. However, if we would become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits.  These sources provide significant secondary liquidity to the Bank to service its depositors’ needs.

At September 30, 2009, the holding company had $19.9 million of cash and cash equivalents as compared to $1.6 million at June 30, 2009.   The increase in cash and cash equivalents at the holding company level is primarily due to the net proceeds of $57.9 million from the issuance of preferred stock, less a $40 million injection of capital into the subsidiary bank. As the immediate cash flow needs of the holding company are minimal, the cash balance at the holding company is a source of strength and potential capital for the Bank.   Historically, the holding company had relied on dividends from its Bank as a primary source of liquidity. The ability of the Bank to pay dividends or make other capital distributions to the holding company is subject to the regulatory approval of the Federal Reserve Bank of Kansas City and the Colorado Division of Banking.  The Company does not believe that such approval would be granted until the level of nonperforming assets at the bank level substantially declines. The holding company requires liquidity for the payment of interest on its junior subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our preferred and common stockholders.  Excluding the payment of interest on its junior subordinated debentures, the annual operating net expenses of the holding company are minimal.  On July 31, 2009, the holding company temporarily deferred interest on its junior subordinated debentures in accordance with the debenture agreements.

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

Accounting Policy for Derivative Instruments and Hedging Activities

FASC Topic 815, Derivates and Hedging, (formerly Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133) expanded the previous disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by Topic 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

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

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $210,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at the termination value.

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

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our board of directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within board-

approved limits, the board may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

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

The following table shows the net interest income increase or decrease over the next twelve months as of   September 30, 2009 and 2008:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	September 30, 2009	September 30, 2008
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$125	$8,037
100	(702)	3,645
Static	—	—
(100)	4,464	(3,943)
(200)	7,335	(9,165)

Overall, the Company believes it is asset-sensitive, which is consistent with the decline in net interest income during 2009 as a result of lower rates.   At September 30, 2009, the Company is positioned to have a short-term favorable interest income impact in a 200 basis point rising rate environment, but would have an unfavorable interest income impact in a 100 basis point rising rate environment.    The primary reason for the minimal impact on short-term net interest income during a rising rates environment is due to the minimum rates, or floors, on many variable rate loans in the loan portfolio.  This minimum pricing will cause interest rates on variable rate loans to reprice less rapidly in a 100 basis point or smaller rising rate environment than was projected in the prior year.  Approximately $434 million of the variable rate loans are earning interest at the minimum rate.  Many of these loans are based on a spread to prime, which is currently at 3.25%. The most common minimum rate is between 5.0% and 5.5%.  As rates rise, the loan rate may continue to be at the minimum rate, especially in an up 100 rate environment.   It will take an increase in rates of at least 200 basis points to have a meaningful, favorable impact on net interest income in the short term (e.g. less than one year).  Management would anticipate that deposits rates, other than time deposit rates, would increase immediately in a rising rate environment.  Because of the continued extremely low rate environment at September 30, 2009, the Company is less asset sensitive at September 30, 2009 as compared to September 30, 2008, due to the fact that the low rate environment has triggered a minimum pricing on many loans.

In a falling rate environment, the Company is projected to have an increase in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at September 30, 2009.  The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. Additionally, current deposit rates, especially time deposit rates, would decrease to some extent during a falling rate environment. As a falling rate environment would potentially impact the cost of liabilities, especially time deposit rates, to a greater degree than earning assets for the above reasons, a falling rate environment would be expected to have a favorable impact on net interest margin. However, if the actual prime rate falls below a 300 basis point spread to target federal funds rate, the Company may not experience as large of an increase in a falling rate environment due to a result of falling yields on earning assets tied to prime, that do not already have a minimum, or floor rate.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended and supplemented by the factors discussed below, which could materially affect our business, financial condition and/or operating results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These rates ranged from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Beginning with the second quarter of 2009, the base assessment rates now range from 12-

16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustment as described below.  Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

In addition, on May 22, 2009, the FDIC adopted a final rule imposing a special assessment on all institutions of 5 basis points for the second quarter of 2009. The Bank accrued $0.9 million for this special assessment as a liability and expense for the second quarter of 2009.  In its final rule, the FDIC indicated that the FDIC may impose an additional special assessment in 2009 of up to 5 basis points if the FDIC believes that the reserve ratio of the DIF is estimated to fall to a level that would adversely affect public confidence or to a level which shall be close to or below zero. Any such additional special assessment will not exceed 10 basis points times the institution’s assessment base for the corresponding quarter. The latest possible date for imposing an additional special assessment under the final rule would be December 31, 2009, with collection on March 30, 2010.  The FDIC initially indicated that such an additional assessment is probable.   However, on September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.   This prepayment of FDIC assessments for the next three years would be in lieu of an additional special assessment in 2009.  As part of this prepayment, the FDIC would assume an increase of 3 basis points effective January 1, 2011.  If this proposed rulemaking is finalized as drafted, the prepayment would not affect the timing of expense but affect liquidity due to the immediate cash flows required to fund the prepayment.  The prepaid asset would be treated as a zero percent risk weighted asset for purposes of computing the risk based capital ratios.  Finally, the proposed rule would extend the restoration period discussed above to eight years.

An increase in the Risk Category of the Bank, further adjustments to the base assessment rates or additional special assessments could have a material adverse effect on our earnings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

(c)   There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter 2009.  Historically these purchases related to the net settlement of vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on August 12, 2009).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

4.1	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 12, 2009).

10.1

Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among Guaranty Bancorp and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 12, 2009).

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

Date: October 30, 2009	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary