Form 10-K
period 2009-12-31
Guaranty Bancorp
filed 2010-02-12
CIK 1324410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51556

GUARANTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2150446 (IRS Employer Identification No.)
1331 Seventeenth Street, Suite 300 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 293-5563
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Voting Common Stock, $0.001 are Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer"; "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant's voting common stock as of the close of business on June 30, 2009, was approximately $74 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. Registrant does not have any outstanding non-voting common equities.

         As of February 1, 2009, there were 52,817,985 shares of the registrant's voting common stock outstanding, including 1,366,938 shares of unvested restricted stock and performance stock and excluding 129,806 shares to be issued under its deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

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

  •
  Changes in the level of nonperforming assets and charge-offs and other credit quality measures, and their impact on the adequacy of the Bank's allowance for loan losses and the Bank's provision for loan losses.

  •
  The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and the impact of the Federal Deposit Insurance Corporation's Temporary Liquidity Guaranty Program.

  •
  The effects of the regulatory written agreement the Company and its subsidiary bank, Guaranty Bank & Trust Company (the "Bank"), have entered into with their regulators.

  •
  The ability to receive regulatory approval for the Bank to declare and pay dividends to the Company.

  •
  Changes imposed by regulatory agencies to increase our capital to a level greater than the level required for well-capitalized financial institutions, or the effect of other potential future regulatory actions against the Company or the Bank, whether through informal understandings or formal agreements entered into with regulatory agencies.

  •
  The failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

  •
  Competition for loans and deposits and failure to attract or retain loans and deposits.

  •
  Changes in the financial performance and/or condition of the Bank's borrowers and the ability of the Bank's borrowers to perform under the terms of their loans and other terms of credit agreements.

  •
  Technological changes.

  •
  Acquisitions of acquired businesses and greater than expected costs or difficulties related to the integration of acquired businesses.

  •
  The ability to increase market share and control expenses.

  •
  Changes in the competitive environment among financial or bank holding companies and other financial service providers.

  •
  The effect of changes in laws and regulations with which the Company and the Bank must comply, including, but not limited to, any increase in FDIC insurance premiums.

  •
  Changes in business strategy or development plans.

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

  •
  The costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews.

  •
  Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We do not intend to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

Guaranty Bancorp

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our bank subsidiary, Guaranty Bank and Trust Company ("Guaranty Bank" or "Bank").

        When we say "we", "us", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "Guaranty Bancorp" or the "holding company", we are referring to the parent company on a standalone basis.

        At December 31, 2009, we had total assets of $2.1 billion, net loans of $1.5 billion, deposits of $1.7 billion and stockholders' equity of $192.6 million, and we operated 34 branches in Colorado through our banking subsidiary, Guaranty Bank.

        Guaranty Bancorp was incorporated in 2004 in Delaware under the name Centennial C Corp, and in 2004 and 2005 acquired several banking institutions and other entities, including Guaranty Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or Guaranty Bank or divested as follows:

Acquisitions

Entity	Date of Completion
Centennial Bank Holdings, Inc. (Predecessor) (Centennial C Corp changed its name to Centennial Bank Holdings, Inc. in 2004)	July 16, 2004
—Centennial Bank of the West (merged into Guaranty Bank on January 1, 2008)
Guaranty Corporation (merged into Centennial Bank Holdings, Inc.)	December 31, 2004
—Guaranty Bank and Trust Company
—First National Bank of Strasburg (merged into Guaranty Bank on April 14, 2005)
—Collegiate Peaks Bank (divested on November 1, 2006)
First MainStreet Financial, Ltd. (merged into Centennial Bank Holdings, Inc.)	October 1, 2005
—First MainStreet Bank, N.A. (merged into Centennial Bank of the West)
—First MainStreet Insurance, Ltd. (divested on March 1, 2006)
Foothills Bank (merged into Guaranty Bank)	November 1, 2005

Divestitures

Entity
First MainStreet Insurance, Ltd. (asset sale)	March 1, 2006
Collegiate Peaks Bank	November 1, 2006

        On May 6, 2008, the stockholders of the Company approved the proposal to change the name of the holding company from Centennial Bank Holdings, Inc. to Guaranty Bancorp. This name change was effective on May 12, 2008. As of December 31, 2009 and 2008, we had a single bank subsidiary, Guaranty Bank and Trust Company.

Business

        The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, and small business and consumer loans. The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. The customers' ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

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

          Construction Loans: Our construction loan portfolio is comprised of single-family residential development, investor developed and owner occupied properties. In addition, this category includes loans for the construction of commercial buildings, which are primarily income producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

        Our strategy is to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins. We strive to be a premier community and business bank with an emphasis on high quality customer service, commercial and retail banking and low-cost demand deposits, serving the needs of small to medium-sized businesses, the owners and employees of those businesses and retail customers in the communities we serve. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to react more quickly to customers' needs and provide a superior level of customer service compared to larger regional and super-regional banks.

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

Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. Approximately 61% of our loan portfolio held for investment at December 31, 2009 consisted of real estate-related loans, including construction loans, miniperm loans and commercial real estate loans. Our business activities are currently focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the residential and commercial real estate markets.

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

        Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, computers via the internet, automated teller machines (ATMs), debit cards, point-of-sale transactions, automated clearing house transactions (ACH), remote deposit, mobile banking via telephone or wireless devices and in-store branches.

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

        As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the Colorado Division of Banking, or CDB. As a member of the Federal Reserve System, the Bank is also subject to supervision, periodic examination and regulation by the Federal Reserve Bank of Kansas City, or the Federal Reserve.

Written Agreement

        Based in part on the results of our regularly scheduled examination by the Federal Reserve and CDB in May 2009, the holding company and the Bank entered into a Written Agreement on January 22, 2010 with the Federal Reserve and CDB (the "Written Agreement").

        The Written Agreement requires the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that address the following items (i) strengthening board oversight of the management and operations of the Bank; (ii) strengthening credit risk management practices; (iii) strengthening the Bank's management of commercial real estate concentrations; (iv) improving the Bank's position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) maintaining sufficient capital at the Bank; (vii) improving the management of the Bank's liquidity position and funds management practices; (viii) reducing the Bank's reliance on brokered deposits; and (ix) improving the Bank's earnings and overall condition through a business plan and budget. The Agreement also requires the Company to prepare and submit to the Federal Reserve (i) a written plan that address maintaining sufficient capital at the Company and the Bank and (ii) a written statement of the Company's annual cash flow projections.

        In addition, the Agreement (i) requires the Bank's board of directors or a designated committee thereof to approve any extension, renewal or restructuring of any credit to any borrower whose loans have been criticized by the Federal Reserve and/or the CDB; (ii) requires the Bank to charge off or collect certain problem loans; (iii) requires the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance; (iv) restricts the Bank from accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits; (v) requires the Company and the Bank to comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act and Subpart H of Regulation Y of the Board of Governors of the Federal Reserve System in connection with appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position; and (vi) requires the Company and the Bank to comply with the restrictions on indemnification and severance payments of Section 18(k) of the Federal Deposit Insurance Act and Part 359 of the FDIC's regulations.

        Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

        The Board of Directors and management of the Company and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and actions have already been undertaken to comply with the various items addressed by the Written Agreement. With respect to board oversight, the board of directors of the Bank already regularly reviews written reports that address credit risk management, commercial real estate concentrations, levels of adversely classified assets, capital, allowance for loan and lease losses, asset/liability management and earnings. With respect to credit risk management, management has developed and utilizes risk of loss and loss given default models to evaluate risk exposure limits and potential changes in market conditions and conducts monthly reviews of credit risk management reports with the boards of directors of the holding company and the Bank. With respect to concentrations of credit, the Bank's total reported loans for construction, land development and other land declined to 110% of capital at December 31, 2009 from 199% at December 31, 2008 and the Bank's total reported commercial real estate loans to total capital declined to 329% at December 31, 2009 from 417% at December 31, 2008. With respect to asset improvement, the Company has taken steps to mitigate risk on each real estate loan upon renewal, or sooner based on facts and circumstances, to ensure that the Bank has updated appraisals or evaluations which may result in additional collateral or guarantees. If necessary, the loan will be downgraded, placed on nonaccrual status, or foreclosed upon. In addition, the Company has reduced nonperforming loans since they peaked in September 2009 through the identification and reduction of higher-risk loans as evidenced by a 26.5% decline in nonperforming loans in the fourth quarter 2009. Management has also developed written plans of actions with respect to all adversely classified assets. With respect to allowance for loan and lease losses, the Company's current methodology already considers the Bank's loan grading system, the volume and severity of criticized loans, concentrations, historical losses, and the impact of overall economic and market conditions on loan and collateral values that could result in probable losses within the portfolio, and the methodology is monitored as events and circumstances change. With respect to capital, the Company issued $57.8 million, net of expense, of Series A Convertible Preferred Stock on August 11, 2009 and subsequently contributed $40.0 million of capital to the Bank. In addition, the Company has developed a capital stress testing methodology that is updated twice a quarter and reviewed by ALCO. With respect to liquidity/funds management, the Company has a contingent liquidity plan and updates the contingent liquidity plan and its liquidity models twice a quarter, which are reviewed by ALCO. With respect to brokered deposits, the Company built-up excess asset-based liquidity in 2009 with $207.4 million in cash at the Federal Reserve Bank of Kansas City at December 31, 2009 and the investment securities portfolio being increased by $104.0 million in 2009, which can be used for pledging purposes. The Company expects to utilize this asset-based liquidity to allow a portion of its brokered deposits roll-off, although it may rollover or renew certain brokered deposits as permitted by the Written Agreement (during 2010, the Company has $113.9 million of brokered deposits expiring and has excess asset-side liquidity to address these roll-offs). With respect to earnings and overall condition, the Bank's board of directors has approved a budget for the Bank. This budget is subsequently updated on a monthly basis to create projections that are utilized to update the Company's capital and liquidity plans. In addition, the Company's business plan was reviewed and approved by the holding company's board of directors. With respect to cash flow projections for the holding company, the Company already prepares monthly holding company cash flow projections. At December 31, 2009, the holding company had over $18.8 million of cash, which is expected to be sufficient to cover cash flow needs for over three years unless the holding company contributes additional capital to the Bank. Finally, management is already in the process of preparing the various plans it must submit to its regulators pursuant to the Written Agreement and expects to timely submit such plans in accordance with the Written Agreement.

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

        The BHC Act, the Bank Merger Act, the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

        The Written Agreement discussed above prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking.

        As of December 31, 2009, the holding company had approximately $18.8 million of cash on hand. Based on cash flow projections for the holding company, we estimate that this cash is sufficient to meet the operating needs of the holding company for over three years assuming that the holding company does not contribute any additional amounts of capital to the Bank.

        Under the terms of our trust preferred financings, including our related subordinated debentures, on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) if we give notice of our election to begin an extension period whereby we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Affiliate Transactions

        There are various restrictions on the ability of the holding company to borrow from, and engage in certain other transactions with its bank subsidiary. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to transactions with Guaranty Bank, to 10% of Guaranty Bank's capital stock and surplus, and, as to the holding company, to 20% of Guaranty Bank's capital stock and surplus.

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

        On August 11, 2009, the Company issued 59,053 shares of 9% Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses. Immediately after this capital raise, the Company injected $40 million of additional capital into the Bank.

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

        The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution or holding company's capital, in turn, is classified into one of three tiers, depending on type:

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

        Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio at levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and Guaranty Bank at December 31, 2009 and 2008, see the discussion under the section captioned "Capital" included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 21—Regulatory Capital Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

        Pursuant to the Written Agreement, as discussed above, the Company and the Bank are required to submit written plans to the Federal Reserve and, in the case of the Bank, to the CDB to continue to maintain sufficient capital at the Company and the Bank, respectively. Although the Written Agreement does not require any specific capital levels, it requires the capital plans to address, consider and include the Company and the Bank's current and future capital needs; the adequacy of the Bank's capital, taking into account classified credits, concentrations of credit, allowance for loan losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company and the Bank's future capital requirements; and that the holding company serve as a source of strength to the Bank. The Written Agreement does not address any prompt corrective action with respect to either the Company or the Bank.

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

        In July 2009, various enhancements to strengthen the Basel II capital framework were finalized with regard notably to the treatment of certain complex securitization positions, off-balance sheet vehicles and trading book exposures. These enhancements also covered key aspects of risk managements and disclosure and are part of a broader effort to strengthen the regulation and supervision of internationally active banks, in light of weaknesses revealed by the financial market crisis, which started in 2007. Additional proposals addressing these issues are expected in 2010.

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

Emergency Economic Stabilization Act of 2008

        In response to unprecedented market turmoil in the second half of 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary's authority under TARP was to expire on December 31, 2009, but the Secretary certified to Congress that an extension was necessary and extended his authority through October 3, 2010.

        Pursuant to authority under EESA, the Treasury created the TARP Capital Purchase Program under which the Treasury may invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock, with warrants, with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The Company initially applied for up to three percent of its risk-weighted assets, but withdrew its application in November 2009.

Deposit Insurance

        The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating.

        Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, paid minimal premiums for FDIC insurance from 1996 through 2006. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. For 2007, the holding company's two subsidiary banks utilized the credit offsets to eliminate nearly all of their 2007 FDIC insurance assessments.

        For 2007 and 2008, the holding company's subsidiary banks qualified for Risk Category I. Risk Category I generally includes banks that are "well-capitalized" and that receive a composite CAMELS rating of 2 or higher. For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule. In 2009, Guaranty Bank had its risk category change as a result of its regularly scheduled regulatory examination in May 2009. For the second half of 2009, the Bank was in a Risk Category III.

        On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates ranged from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC's restoration plan, the FDIC established new initial base assessment rates that are subject to adjustment. Beginning April 1, 2009, the base assessment rates range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. A bank in Risk Category III has a new initial base assessment rate of 32 basis points. Adjustments to the base assessment rate include an adjustment for brokered deposits and secured liabilities while providing a reduction for unsecured debt.

        On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. This special assessment was collected on September 30, 2009.

        On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allowed the FDIC to strengthen the cash position of the Deposit Insurance Fund (DIF) immediately without impacting earnings of the industry. Payment of the prepaid assessment, along with the payment of institutions' regular third quarter assessment was due on December 30, 2009. The Bank received an exemption from prepaying its FDIC insurance premiums.

        The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank's earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

        In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.06 basis points, or approximately .265 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. On May 20, 2009, the FDIC extended this increased insurance level of $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for IRAs and other certain retirement accounts (including IRAs), which will remain at $250,000 per depositor.

        On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The unlimited coverage applies to all personal and business checking deposit accounts that do not earn interest (including Demand Deposit (DDA) accounts), low-interest NOW accounts (NOW accounts that cannot earn more than 0.5% interest), Official Items, and IOLTA accounts. A 10-basis point surcharge is added to a participating institution's current insurance assessment in order to fully cover all transaction accounts. Guaranty Bank elected to participate in the Transaction Account Guarantee Program. This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009. On August 26, 2009, the FDIC extended its temporary Transaction Account Guarantee Program through June 30, 2010. The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue in the Transaction Account Guarantee Program. Guaranty Bank elected to continue to participate in the Transaction Account Guarantee Program through June 30, 2010. The expiration of the Transaction Account Guarantee Program on June 30, 2010 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage.

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

Community Reinvestment Act

        The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community. During its last examination, a rating of "satisfactory" was received by the Bank.

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

Legislative and Regulatory Initiatives

        From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

Employees

        At December 31, 2009, we employed 373 full-time equivalent employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

Our Business Has Been and May Continue to be Adversely Affected by Current Conditions in the Financial Markets And Economic Conditions Generally

        Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2010. In addition, as a consequence of the recession that the United States has been in, business activity across a wide range of industries face serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment has also increased significantly.

        As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

        Overall, during the past two years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

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

We are Subject to a Regulatory Written Agreement that Restricts Us from Taking Certain Actions

        On January 22, 2010, the Company and the Bank entered into a Written Agreement (the "Written Agreement") with the Federal Reserve Bank of Kansas City (the "Federal Reserve") and the State of Colorado Division of Banking (the "CDB"). The Written Agreement requires the Bank to submit written plans within certain timeframes to the Federal Reserve Bank and the CDB that address the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also requires the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company's annual cash flow projections.

        In addition, the Written Agreement places restrictions on the Company and the Bank accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

        There can be no assurance that the terms and conditions of the Written Agreement will be met or that the impact or effect of such terms and conditions will not have a material adverse effect with respect to our financial condition, results of operations and future prospects.

        Also, if, as a result of a future examination or review of the Bank, the Federal Reserve or the CDB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations have worsened or that it or its management is violating or has violated the Written Agreement or any law or regulation, various additional remedies are available to the Federal Reserve and the CDB. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which for a Colorado-chartered bank would result in the revocation of its charter.

The Level of our Commercial Real Estate Loan Portfolio Subjects us to Additional Regulatory Scrutiny

        The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

        We have concluded that we have a concentration in commercial real estate lending under the foregoing standards. For our Bank, the amount of total reported loans for construction, land development and other land represented 110% of capital at December 31, 2009 as compared to 199% of capital at December 31, 2008. Further, our Bank's total reported commercial real estate loans to total capital is 329% at December 31, 2009, as compared to 417% of capital at December 31, 2008. Although these concentrations have improved significantly in 2009, the ratios are still above the regulatory concentration guidelines of 100% and 300% for construction, land development and other land and commercial real estate, respectively.

        Under the Written Agreement, our Bank is required to submit a written plan to continue to strengthen the Bank's management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations. Working through a plan to mitigate our risks associated with commercial real estate concentrations could result in additional charge-offs and loan losses or require the raising of additional capital in order to reduce our concentrations ratios.

Further Downturn in Our Real Estate Markets Could Hurt Our Business

        Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2009, approximately 61% of the book value of our loan portfolio consisted of real estate loans. Substantially all of our real estate loans are located in Colorado. While we do not have any sub-prime loans, our construction, land development and land loan portfolio, along with our commercial and multi-family loan portfolios and certain of our other loans, have been affected by the recent downturn in the residential and commercial real estate market. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that further declines in the real estate markets in our primary market areas would affect our business. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We May be Required to Make Further Increases in Our Provisions for Loan Losses and to Charge Off Additional Loans in the Future, Which Could Adversely Affect Our Results of Operations

        We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Front Range of Colorado. If current trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. Moreover, with the country currently in a recession, we expect that it will negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.

        Under the Written Agreement, our Bank is required to submit a written plan regarding the allowance for loan losses. Although there are no current requirements by the regulators to increase our current allowance for loan losses, the plan must address policies and procedures to periodically review and update the allowance for loan losses methodology. As a result of these periodic reviews, we might adjust our allowance for loan losses based on differences in judgment between the regulators and management. This could result in an increase in the provision for loan losses or the recognition of further loan charge-offs.

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

Our Small to Medium-sized Business Target Markets may have Fewer Financial Resources to Weather a Downturn in the Economy

        We target the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation could be adversely affected.

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition

        Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

        We rely on commercial and retail deposits, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank ("FHLB") of Topeka and other secured and unsecured borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Topeka or market conditions were to change. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be restricted.

        Under the Written Agreement, our Bank is required to submit a written plan to improve the Bank's liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits. The Written Agreements also restricts the Bank from issuing new brokered deposits, but the Bank can renew or rollover existing brokered deposits. Further, the Written Agreement prevents the Company, but not the Bank, from incurring, increasing or guaranteeing any debt without approval from the Federal Reserve.

        Although we consider the current sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future. Likewise, the Company may seek written approval from the Federal Reserve to issue additional debt in the future. There can be no assurance that such written approval would be obtained for additional borrowings at the holding company level, or that the additional borrowings would be available to us or, if available, would be on favorable terms.

        In addition, although we believe that the current level of cash at the holding company is sufficient to meet the operating needs of the holding company for over three years, assuming that the holding company does not contribute any additional amounts of capital to the Bank, there can be no assurance in this regard and we may be compelled in the future to seek either additional capital or dividends from the Bank to meet such needs. There can be no assurance that we could raise additional capital or that written approval would be obtained from our regulators for any such dividends.

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

        We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. Our emphasis is primarily on safety of principal, and since September 2009, nearly all of our overnight funding is held at the Federal Reserve in order to mitigate risk associated with holding large amounts of cash with other financial institutions. Nonetheless, we are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. From time-to-time, a portion of the balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Our Deposit Insurance Premiums have Increased and Could Increase Further in the Future, Which Could Have a Material Adverse Effect on our Future Earnings

        The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

        In the first quarter of 2009, the FDIC increased all FDIC deposit assessment rates by 7 basis points. Beginning in the second quarter of 2009, the base assessment rates were increased again and currently range from 12-16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments for brokered deposits, secured liabilities and a reduction for their unsecured debt. During 2009, the Bank migrated to a Risk Category III with a base assessment rate of 32 basis points.

        In addition, on May 22, 2009, the FDIC adopted a final rule imposing a special assessment on all institutions of 5 basis points for the second quarter of 2009. The Bank accrued $0.9 million for this special assessment as a liability and expense for the second quarter of 2009.

        The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank's earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

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

The Value of Securities in Our Investment Securities Portfolio May be Negatively Affected by Continued Disruptions In Securities Markets

        The market for some of the investment securities held in our portfolio has become volatile over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

        This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC's insurance fund and our depositors and borrowers, rather than our stockholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Red Flag Identity Theft rules under the Fair and Accurate Credit Transactions Act and Colorado's deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. The Written Agreement also subjects us to additional restrictions and more frequent oversight. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

There can be no Assurance That the Emergency Economic Stabilization Act of 2008 (the "EESA") and Other Government Programs Will Stabilize the U.S. Financial System

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted. The U.S. Treasury and banking regulators implemented a number of continuing programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program, the FDIC Temporary Liquidity Guarantee Program ("TLG Program") and Transaction Account Guarantee Program, an increase to FDIC insurance coverage for most accounts, among other programs.

        There can also be no assurance as to the actual impact that the EESA and other programs will continue to have on the financial markets, including credit availability. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the CDB. Accordingly, our ability to receive dividends from the Bank, as well as our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated.

        From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or our bank subsidiary from declaring or paying dividends. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" for more information on these restrictions.

        Although we believe that the current level of cash at the holding company is sufficient to meet the operating needs of the holding company for over three years, assuming that the holding company does not contribute any additional amounts of capital to the Bank, there can be no assurance in this regard and we may be compelled in the future to seek either additional capital or dividends from the Bank to meet such needs. There can be no assurance that we could raise additional capital or that written approval would be obtained from our regulators for any such dividends.

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

        Under the terms of the Written Agreement, prior written approval from the Federal Reserve must be obtained prior to appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position. There is no assurance that written approval would be granted to appoint any new director or senior executive officer, or to change the responsibilities of any senior executive officer.

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

We are Subject to Security and Operational Risks Relating to Our Use of Technology That Could Damage Our Reputation and Our Business

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

Concentrated Ownership of our Stock May Discourage a Change in Control and Have an Adverse Effect on the Share Price of our Common Stock

        As of February 1, 2010, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 54.1% of our common stock, after giving effect to the conversion of our existing and outstanding Series A Convertible Preferred Stock at $1.80 per share. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

We Face Risks Associated With Acquisitions or Mergers

        We may pursue or be a party to an acquisition or merger opportunity in the future. Risks commonly encountered in mergers and acquisitions include, among other things:

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

        We may not be successful in overcoming these risks or any other problems encountered in connection with mergers or acquisitions. Our integration of operations of banks or branches that we acquire may not be successfully accomplished and may take a significant amount of time. Our inability to improve the operating performance of acquired banks and branches or to integrate successfully or in a timely manner their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We would expect to hire additional employees and/or retain consultants to assist with integrating our operations, and we cannot assure that those individuals or firms will perform as expected or be successful in addressing these issues.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2009, we had a total of 34 branch office properties, 21 of which we owned and 13 of which we leased. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp's and Guaranty Bank's principal office is located at 1331 Seventeenth Street, Suite 300, Denver, Colorado 80202.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders during the fourth quarter 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

        Our voting common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "GBNK". We do not have any outstanding non-voting common stock as of the date of this report. The table below sets forth the high and low sales prices per share of our voting common stock as reported by Nasdaq for each quarter in the preceding two fiscal years.

	Sales Prices
	High	Low	Close
Year/Quarter:
2009
Fourth quarter	$1.75	$0.96	$1.32
Third quarter	2.03	1.41	1.48
Second quarter	2.95	1.52	1.91
First quarter	2.43	1.35	1.75
2008
Fourth quarter	$6.35	$1.42	$2.00
Third quarter	7.64	2.97	6.10
Second quarter	6.75	3.59	3.60
First quarter	7.00	4.89	6.28

        On February 11, 2010, the closing price of our voting common stock on Nasdaq was $1.41 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 238 record holders of our voting common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. Our board of directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our bank subsidiary to the holding company, and such other factors as our board of directors may deem relevant.

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

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 23 within the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

        Under the terms of our trust preferred financings, including our related subordinated debentures, issued on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) if we give notice of our election to begin an extension period whereby we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2009, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2009:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	2005 Stock Incentive Plan(1)	—	(2)	—	524,815	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

		—		—	524,815

1)
The 2005 Stock Incentive Plan (the "Incentive Plan") was approved by the stockholders of the Company at our 2005 Annual Meeting of Stockholders.

2)
Does not include the 1,381,105 shares of unvested stock grants outstanding as of December 31, 2009 with an exercise price of zero.

3)
The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by 1,975,185 shares, which represents the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2009.

4)
All of the 524,815 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company's current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

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

Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2009.

	Total Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans at The End of the Period
October 1 to October 31, 2009	—		$—	—	—
November 1 to November 30, 2009	—		—	—	—
December 1 to December 31, 2009	8,168	(1)	1.32	—	—

	8,168		$1.32	—	—

(1)
These shares relate to the net settlement of vested, restricted stock awards.

Performance Graph

        Our voting common stock trades on the Nasdaq Global Select Market® under the symbol "GBNK". The following graph shows a comparison from October 3, 2005 (the date the Company's voting common stock commenced trading on Nasdaq) through December 31, 2009 of cumulative total return for the Company's voting common stock, the Nasdaq Stock Market (U.S.) Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Stock Market (U.S.) Index and Nasdaq Bank Stocks Index assumes reinvestment of dividends. The Company has never paid dividends on its common stock. The total return on the Company's voting common stock is determined based on the change in the price of the Company's voting common stock and assumes an original investment of $100. The total return on each of the indicated indices also assumes an original investment in the index of $100.

Index	10/3/2005	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009
NASDAQ (U.S.) Index	100	102	113	122	59	84
NASDAQ Bank Stocks Index	100	102	114	91	66	55
GBNK	100	102	78	48	17	11

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2009. The losses in 2008 and 2007 were primarily related to goodwill impairment charges of $250.7 million and $142.2 million in 2008 and 2007, respectively. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and percentage data)
Consolidated Statement of Income (Loss) Data:
Interest income	$97,155	$121,312	$163,689	$173,781	$139,563
Interest expense	34,382	41,750	61,440	57,584	31,694

Net interest income	62,773	79,562	102,249	116,197	107,869
Provision for loan losses	51,115	33,775	24,666	4,290	3,400

Net interest income after provision for loan losses	11,658	45,787	77,583	111,907	104,469
Noninterest income	10,412	10,620	10,696	12,717	10,317
Noninterest expense(1)	70,438	319,656	226,556	90,908	91,983

Income (loss) before income taxes	(48,368)	(263,249)	(138,227)	33,716	22,803
Income tax expense (benefit)	(19,161)	(6,513)	(185)	11,286	7,639

Income (loss) from continuing operations	(29,207)	(256,736)	(138,092)	22,430	15,164
Income (loss) from discontinued operations, net of tax	—	—	—	1,988	(482)

Net income (loss)	(29,207)	(256,736)	(138,092)	24,418	14,682
Preferred stock dividends	(1,389)	—	—	—	—

Net income (loss) applicable to common stockholders	$(30,596)	$(256,736)	$(138,092)	$24,418	$14,682

Share Data:
Basic earnings (loss) per share	$(0.60)	$(5.03)	$(2.60)	$0.42	$0.27
Diluted earnings (loss) per share	$(0.60)	$(5.03)	$(2.60)	$0.42	$0.27
Basic earnings (loss) from continuing operations per share	$(0.60)	$(5.03)	$(2.60)	$0.39	$0.28
Diluted earnings (loss) from continuing operations per share	$(0.60)	$(5.03)	$(2.60)	$0.39	$0.28
Book value per share	$2.50	$3.07	$7.96	$10.30	$10.13
Weighted average shares outstanding—basic	51,378,360	51,044,372	53,109,307	57,539,996	54,222,327
Weighted average shares outstanding—diluted	51,378,360	51,044,372	53,109,307	57,636,365	54,295,083
Common shares outstanding at end of period	52,952,703	52,654,131	52,616,991	57,236,795	60,403,764

(1)
Noninterest expense in 2008 and 2007 includes a goodwill impairment charge of $250,748,000 and $142,210,000, respectively.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and percentage data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$234,483	$45,711	$52,356	$49,620	$98,942
Investments and other securities	248,236	144,264	166,317	200,322	175,753
Net loans (including loans held for sale)	1,477,479	1,787,105	1,756,428	1,919,588	2,046,938
Total assets	2,127,580	2,102,741	2,371,664	2,720,600	2,980,757
Deposits	1,693,290	1,698,651	1,799,507	1,960,105	2,048,352
Debt	228,593	229,424	128,571	134,340	215,872
Stockholders' equity	192,638	161,580	418,654	589,459	598,748
Selected Other Balance Sheet Data:
Average assets	2,054,285	2,295,108	2,611,973	2,850,533	2,558,794
Average earning assets	1,926,117	1,966,668	2,073,569	2,172,141	1,956,050
Average stockholders' equity	178,411	356,646	551,532	597,491	542,684
Selected Financial Ratios:
Return on average assets(a)	(1.42)%	(11.19)%	(5.29)%	0.86%	0.57%
Return on average stockholders' equity(b)	(16.37)%	(71.99)%	(25.04)%	4.09%	2.71%
Net interest margin(c)	3.26%	4.05%	4.93%	5.35%	5.51%
Efficiency ratio(d)	87.67%	68.17%	67.01%	61.35%	67.56%
Selected Asset Quality Ratios:
Nonperforming assets to total assets	4.55%	2.63%	0.98%	1.25%	1.05%
Nonperforming loans to total loans	3.93%	3.00%	1.11%	1.69%	1.44%
Allowance for loan losses to total loans	3.42%	2.46%	1.44%	1.43%	1.33%
Allowance for loan losses to nonperforming loans	87.08%	82.06%	129.62%	84.91%	92.39%
Net charge-offs to average loans	2.62%	0.81%	1.44%	0.21%	0.23%

(a)
Return on average assets is determined by dividing net income (loss) by average assets.

(b)
Return on average stockholders' equity is determined by dividing net income (loss) by average stockholders' equity.

(c)
Net interest margin is determined by dividing net interest income by average interest-earning assets.

(d)
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

        As detailed in Item 1—Business, Centennial Bank Holdings, Inc. became Guaranty Bancorp effective May 12, 2008. Guaranty Bancorp has a single bank subsidiary, Guaranty Bank and Trust Company. This structure is a result of a combination of four separate acquisitions in 2004 and 2005 and two divestitures in 2006.

Application of Critical Accounting Policies and Accounting Estimates

        Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies that we believe are critical or involve significant management judgment.

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

Deferred Income Tax Assets/Liabilities

        Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Positive evidence includes the historical levels of our taxable income, estimates of our future taxable income including tax planning strategies, the reversals of deferred tax liabilities and taxes available in carry-back years. Negative evidence primarily includes a cumulative three-year loss for financial reporting purposes. Additionally, current and future economic and business conditions are considered.

        Additionally, the Company reviews its uncertain tax positions annually. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Goodwill and Intangible Assets

        Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposits were tested for impairment during 2008 and 2007, as part of the goodwill impairment test and no impairment was deemed necessary. A separate evaluation was performed in 2009 and we determined that no impairment was necessary.

        As a result of our acquisition activity, goodwill, an intangible asset with an indefinite life, was reflected on our balance sheet in prior periods. Goodwill was evaluated for impairment annually, except when there were factors present that indicated a potential impairment, in which case, the goodwill impairment test was performed more frequently than annually. In 2008, the entire balance of the goodwill asset was written off as impaired.

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

RESULTS OF OPERATIONS

        The following table presents certain key aspects of our performance.

Table 1

	Year Ended December 31,			Change—Favorable (Unfavorable)
	2009	2008	2007	2009 v 2008	2008 v 2007
Results of Operations:
Interest income	$97,155	$121,312	$163,689	$(24,157)	$(42,377)
Interest expense	34,382	41,750	61,440	7,368	19,690

Net interest income	62,773	79,562	102,249	(16,789)	(22,687)
Provision for loan losses	51,115	33,775	24,666	(17,340)	(9,109)

Net interest income after provision for loan losses	11,658	45,787	77,583	(34,129)	(31,796)
Noninterest income	10,412	10,620	10,696	(208)	(76)
Noninterest expense	70,438	319,656	226,556	249,218	(93,100)

Loss before income taxes	(48,368)	(263,249)	(138,277)	214,881	(124,972)
Income tax benefit	(19,161)	(6,513)	(185)	12,648	6,328

Net loss	(29,207)	(256,736)	(138,092)	227,529	(118,644)
Preferred stock dividends	(1,389)	—	—	1,389	—

Net loss applicable to common stockholders	$(30,596)	$(256,736)	$(138,092)	$228,918	$(118,644)

Common Share Data:
Basic loss per common share	$(0.60)	$(5.03)	$(2.60)	$4.43	$(2.43)
Diluted loss per common share	$(0.60)	$(5.03)	$(2.60)	$4.43	$(2.43)
Average common shares outstanding	51,378,360	51,044,372	53,109,307	333,988	(2,064,935)
Diluted average common shares outstanding	51,378,360	51,044,372	53,109,307	333,988	(2,064,935)

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 v 2008	2008 v 2007
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	13.80%	10.61%	10.87%	30.07%	(2.39)%
Loans, net of unearned discount to deposits	89.74%	107.52%	99.01%	(16.53)%	8.60%
Allowance for loan losses to loans, net of unearned discount	3.42%	2.46%	1.44%	39.08%	70.83%

2009 Compared to 2008

        The Company's net loss for 2009 was $29.2 million, or $0.60 loss per basic and diluted common share, compared to a net loss of $256.7 million or $5.03 loss per basic and diluted common share for the same period in 2008. Included in the basic and diluted common share computation for 2009 is a $1.4 million preferred stock dividend paid in the form of additional shares of Series A convertible preferred stock. The primary cause for the decrease in net loss in 2009 as compared to 2008 is that there was no goodwill impairment charge in 2009 as compared to the $250.7 million goodwill impairment charge recorded during the third quarter 2008. Other changes in net income were a $16.8 million decrease in net interest income, primarily as a result of the Company being asset sensitive and interest rates being significantly lower in 2009 as compared to 2008. The increase in provision for loan losses of $17.3 million was primarily due to the increase in non-performing loans and the deterioration of the economic conditions during 2009 as compared to 2008. This is highlighted by a 96 basis point increase in our allowance for loan losses to loans, net to 3.42% at December 31, 2009 as compared to 2.46% at December 31, 2008.

        Without the goodwill impairment charge in 2008, the 2008 noninterest expense was $68.9 million, compared to $70.4 million in 2009, an increase of $1.5 million. This increase is primarily the result of a $4.3 million increase in expenses related to other real estate owned, a $3.6 million increase in insurance and assessments expenses and a $0.4 million increase in other general and administrative expenses. These increases were primarily offset by a $4.5 million decrease in salaries and employee benefits, a $1.1 million decrease in occupancy and furniture & equipment expense and a $1.2 million decrease in the amortization of intangible assets. The primary reasons for these changes are discussed below under noninterest expense.

        The ending total risk capital ratio increased by 319 basis points to 13.80% at December 31, 2009 as compared to 10.61% at December 31, 2008. This increase is primarily the result of the issuance of $57.8 million, net of expenses, of convertible preferred stock in August 2009.

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

        Prior to recognizing goodwill impairment charges in 2007 and 2008, our goodwill and other intangible asset balances caused a proportional reduction in our return on average assets and return on average equity when compared to entities with minimal intangible asset balances.

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

        The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net interest income	$62,773	$79,562	$102,249
Interest rate spread	2.71%	3.35%	3.94%
Net interest margin	3.26%	4.05%	4.93%
Net interest margin, fully tax equivalent	3.34%	4.14%	5.08%

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

Table 3

	Year Ended December 31,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,686,136	$89,625	5.32%	$1,797,357	$112,844	6.28%
Investment securities(1)
Taxable	79,483	3,479	4.38%	53,215	2,991	5.62%
Tax-exempt	63,972	3,033	4.74%	69,830	3,404	4.88%
Bank Stocks(4)	20,639	825	4.00%	31,503	1,647	5.23%
Other earning assets	75,887	193	0.25%	14,763	426	2.89%

Total interest-earning assets	1,926,117	97,155	5.04%	1,966,668	121,312	6.17%
Non-earning assets:
Cash and due from banks	26,829			36,846
Other assets	101,339			291,594

Total assets	$2,054,285			$2,295,108

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$148,972	$368	0.25%	$150,210	$763	0.51%
Money market	309,493	2,753	0.89%	507,610	9,968	1.96%
Savings	71,645	215	0.30%	70,243	397	0.56%
Time certificates of deposit	722,793	23,066	3.19%	514,362	21,434	4.17%

Total interest-bearing deposits	1,252,903	26,402	2.11%	1,242,425	32,562	2.62%
Borrowings:
Repurchase agreements	15,557	139	0.89%	18,698	390	2.09%
Federal funds purchased	141	1	0.69%	6,181	137	2.21%
Subordinated debentures	41,239	2,556	6.20%	41,239	3,328	8.07%
Borrowings	166,766	5,284	3.17%	170,038	5,333	3.14%

Total interest-bearing liabilities	1,476,606	34,382	2.33%	1,478,581	41,750	2.82%
Noninterest bearing liabilities:
Demand deposits	387,597			440,359
Other liabilities	11,671			19,522

Total liabilities	1,875,874			1,938,462
Stockholders' Equity	178,411			356,646

Total liabilities and stockholders' equity	$2,054,285			$2,295,108

Net interest income		$62,773			$79,562

Net interest margin			3.26%			4.05%

(1)
Yields on loans and investment securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.34% and 4.14% for the year ended December 31, 2009 and December 31, 2008, respectively.

(2)
The loan average balances include nonaccrual loans.

(3)
Net loan fees of $3.2 million and $3.4 million for the year ended December 31, 2009 and 2008, respectively, are included in the yield computation.

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

Table 4

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(23,219)	$(16,544)	$(6,675)
Investment Securities
Taxable	488	(396)	884
Tax-exempt	(371)	(91)	(280)
Bank Stocks	(822)	(333)	(489)
Other earning assets	(233)	65	(298)

Total interest income	(24,157)	(17,299)	(6,858)
Interest expense:
Deposits:
Interest-bearing demand	(395)	(389)	(6)
Money market	(7,215)	(4,211)	(3,004)
Savings	(182)	(190)	8
Time certificates of deposit	1,632	(2,235)	3,867
Repurchase agreements	(251)	(194)	(57)
Federal funds purchased	(136)	(56)	(80)
Subordinated debentures	(772)	(772)	0
Borrowings	(49)	56	(105)

Total interest expense	(7,368)	(7,991)	623

Net interest income	$(16,789)	$(9,308)	$(7,481)

2009 Compared to 2008

        For the year ended December 31, 2009, the Company's net interest income declined by $16.8 million to $62.8 million as compared to $79.6 million for the same period in 2008. This decline is attributable to a $9.3 million unfavorable rate variance and a $7.5 million unfavorable volume variance.

        The $9.3 million unfavorable rate variance is due mostly to a $17.3 million unfavorable rate variance on interest-earning assets, partially offset by a $8.0 million favorable rate variance on interest bearing liabilities. The $17.3 million rate variance related to interest-earning assets is due to the 113 basis point decline in the yield on interest-earning assets during 2009. The yield on interest-earning assets fell from 6.17% to 5.04% year-over-year. This decrease in yield is partially a result of 56% of our loan portfolio being variable rate loans tied to an index such as prime, federal funds or LIBOR. Although many of these loans have interest rate floors, the overall decline in interest rates discussed above caused the average yield on loans for the Company to decrease by 96 basis points from 6.28% for the year ended December 31, 2008 to 5.32% in 2009. During 2008, the prime rate fell from 7.25% at December 31, 2007 to 3.25% at December 31, 2008, a decrease of 400 basis points. Although the prime rate has stayed at 3.25% through 2009, because it was at higher rates throughout most of 2008, this caused a decline in overall interest income on variable rate loans in 2009. A significant portion of the Company's variable rate loans renewed throughout 2009 with higher rates due primarily to floors being added to the loan. Therefore, it is expected that the yield on earning assets will increase modestly during 2010 even if there are no increases to the targeted federal funds rate by the FOMC.

        Additionally, the yield on other earning assets, which mostly represented federal funds sold and interest earning deposits at banks, declined by 264 basis points. In 2008, this category did not affect the overall yield on interest-earning assets significantly as this category only represented 0.8% of all interest-earning assets. In 2009, this category represented 3.9% of all interest-earning assets causing it to have a more significant impact on the overall yield on interest-earning assets. Similarly, the yields on investment securities declined during 2009 while the average balances in these categories increased.

        Partially offsetting the impact of the decline in yield on interest-earning assets was a favorable reduction in the cost of interest-bearing liabilities by 49 basis points during 2009. The cost of interest-bearing liabilities declined from 2.82% in 2008 to 2.33% in 2009, mostly due to a decline in interest-bearing deposits. In particular, the cost of time deposits declined by 98 basis points during 2009 due to the renewals of time deposits at lower rates. During 2010, approximately $521.8 million of time deposits will mature with a weighted-average interest cost of 2.08%. If the interest rate environment remains flat during 2010, the average cost of time deposits will decline slightly throughout 2010 which will continue to improve our net interest margin.

        The $7.5 million unfavorable volume variance is primarily the result of a $40.6 million decline in total interest-earning assets. Most of this decline is a result of a $111.2 million decline in average loan balances throughout 2009. The actual balance of loans outstanding at December 31, 2009, is $1.52 billion, compared to average loan balances during 2009 of $1.69 billion, a difference of $166.5 million. Because of the lower ending balance of loans, it is expected that average loans outstanding will be lower in 2010 than they were in 2009 causing an unfavorable volume variance in 2010. Offsetting this expected unfavorable loan volume variance, management expects to decrease the average balance of lower yielding other earning assets (primarily federal funds sold and interest bearing deposits at banks) throughout 2010.

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

(1)
Yields on loans and investment securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 4.14% and 5.08% for the twelve months ended December 31, 2008 and December 31, 2007, respectively.

(2)
The loan average balances include nonaccrual loans.

(3)
Net loan fees of $3.4 million and $5.2 million at December 31, 2008 and 2007, respectively, are included in the yield computation.

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

Table 6

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross loans, net of unearned fees	$(40,370)	$(34,491)	$(5,879)
Investment securities
Taxable	476	424	52
Tax-exempt	(1,789)	(93)	(1,696)
Equity securities	(206)	(173)	(33)
Other earning assets	(488)	(632)	144

Total interest income	(42,377)	(34,965)	(7,412)
Interest expense:
Deposits:
Interest-bearing demand	(246)	(199)	(47)
Money market	(13,615)	(9,475)	(4,140)
Savings	(205)	(152)	(53)
Time certificates of deposit	(6,966)	(4,693)	(2,273)
Repurchase agreements	(956)	(579)	(377)
Federal funds purchased	93	(9)	102
Subordinated debentures	(428)	(428)	0
Borrowings	2,633	(555)	3,188

Total interest expense	(19,690)	(16,090)	(3,600)

Net interest income	$(22,687)	$(18,875)	$(3,812)

2008 Compared to 2007

        Net interest income decreased by $22.7 million, or 22.2%, for 2008 as compared to 2007. This decrease is attributable to an $18.9 million unfavorable rate variance and a $3.8 million unfavorable volume variance as illustrated in Table 6 above.

        The $18.9 million unfavorable rate variance is due mostly to a reduction in the yield on interest-earning assets during 2008. The yield on interest-earning assets fell from 7.89% to 6.17% year-over-year, a decrease of 172 basis points. This decrease lowered interest income by $35.0 million from 2007 to 2008. This decrease is primarily a result of a significant portion of our loan portfolio being variable rate loans tied to an index such as prime, federal funds or LIBOR. During 2008, the prime rate fell from 7.25% at December 31, 2007 to 3.25% at December 31, 2008, a decrease of 400 basis points. In 2007, the prime rate was 8.25% for almost three-fourths of the year before three decreases totaling 100 basis points reduced it from 8.25% to 7.25% in the last three and half-months of

2007. For 2008, the rate decreases started early with a 125 basis point decrease in January 2008 alone. The federal funds rate has a direct impact on overall rates in the economy, and in particular on the prime rate. Decreases in prime rate are generally identical in the amount of basis points as changes to the target federal funds rate by the FOMC. The prime rate fell by 400 basis points in 2008, whereas the targeted federal funds rate fell by 400 to 425 basis points, as the last decrease in rates by the FOMC took the targeted federal rates to a point between 0 and 25 basis points. Partially offsetting the $42.3 million decrease in interest income was a reduction in the interest paid on deposits and other borrowings of $19.7 million. The cost of funds decreased from 3.95% in 2007 to 2.82% in 2008. The cost of funds decreased by 113 basis points, as compared to the 172 basis point decrease in the yield on earning assets.

        The $3.8 million unfavorable volume variance in 2008 as compared to 2007 is due mostly to a $74.3 million decrease in the average balances of gross loans, net of unearned discount and a $34.8 million decrease in average tax-exempt bonds in 2008 as compared to 2007. Although average loans decreased during 2008, the actual ending balance of loans increased by $44.7 million at December 31, 2008 as compared to December 31, 2007. All other average interest-earning assets increased by $2.2 million year-over-year as average interest-earning assets decreased by $106.9 million in 2008 as compared to 2007. The 2008 decrease in average loans is mostly attributable to an $87.9 million year-over-year decrease in average construction loans and a $10.6 million year-over-year decrease in average real estate mortgage loans, partially offset by a year-over-year increase in average commercial loans.

Provision for Loan Losses

        The provision for loan losses in each year represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our allowance methodology and reflects our judgments about the adequacy of the allowance for loan losses. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectability and impairment. The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral value lessen our exposure to loan loss provision.

        For further discussion of the methodology and factors impacting management's estimate of the allowance for loan losses, see "Financial Condition—Allowance for Loan Losses" below. For a discussion of impaired loans and associated collateral values, see "Financial Condition—Nonperforming Assets and Other Impaired Loans" below.

2009 Compared to 2008

        The provision for loan losses increased by $17.3 million to $51.1 million for the year ended December 31, 2009 as compared to $33.8 million in 2008.

        Of the $51.1 million of provision for loan losses in 2009, approximately $37.0 million was related to impaired loans and related charge-offs. Provision for loan losses of $14.1 million was made for the general component of the allowance for loan losses, which was primarily due to the impact of net charge-offs during the year on the historical loss and economic condition components of our allowance for loan losses. The Company determined that the provision for loan losses made during 2009 was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of December 31, 2009. The provision for loan losses was driven primarily from an increase in nonperforming loans (nonperforming loans were $59.7 million at December 31, 2009 as compared to $54.8 million at December 31, 2008) and related charge-offs, primarily due to weakness in the performance of residential construction, land and land development loans. Net charge-offs were $44.1 million in 2009 as compared to $14.5 million in 2008. We believe that continued economic weakness will likely result in elevated credit costs.

        Our allowance for loan losses compared to loans, net increased to 3.42% at December 31, 2009 compared to 2.46% at December 31, 2008.

2008 Compared to 2007

        The provision for loan losses increased by $9.1 million to $33.8 million for the year ended December 31, 2008 as compared to $24.7 million in 2007.

        The Company determined that the provision for loan losses made during 2008 of $33.8 million was necessary to have an allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of December 31, 2008. Specifically, the increase in impaired loans from $23.3 million at December 31, 2007 to $54.8 million at December 31, 2008, and a corresponding higher specific allocation related to such loans accounted for approximately $21.3 million of provision for loan losses made during 2008. Of this $21.3 million of provision for loan losses related to a higher specific allocation, $14.5 million was charged off during 2008. In addition to the $21.3 million of provision related to a higher specific allocation, the impact of the level of charge-offs and the current economic climate on our historical loss and economic concerns components of our allowance for loan losses resulted in an additional provision for loan losses of $12.5 million, for a total provision for loan losses of $33.8 million during 2008.

Noninterest Income

        The following table presents our major categories of noninterest income:

Table 7

				Change—Increase / (Decrease)
	Year Ended December 31,
				2009 v 2008	2008 v 2007
	2009	2008	2007
	(In thousands)
Customer service and other fees	$9,520	$9,682	$9,509	$(162)	$173
Gain (loss) on sale of securities	(2)	138	—	(140)	138
Other income	894	800	1,187	94	(387)

Total noninterest income	$10,412	$10,620	$10,696	$(208)	$(76)

2009 Compared to 2008

        Noninterest income remained relatively flat in 2009, with a $0.2 million, or 2%, decline in 2009 as compared to 2008. The decline in noninterest income is mostly due to customer service and other fees, which declined primarily as a result of a decline in NSF and ATM fees, partially offset by an increase in analysis account fees due to a lower earnings credit on compensating balances. Analysis fee income is generally offset by an earnings credit rate. As interest rates decline, the earnings credit rate offset also decreases, which in turn increases analysis fees.

2008 Compared to 2007

        Overall noninterest income also remained relatively flat in 2008 as compared to 2007. Customer service and other fees increased by $0.2 million, or 1.8%, in 2008 as compared to 2007, primarily due to an increase in analysis fee income.

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

Noninterest Expense

        The following table presents the major categories of noninterest expense:

Table 8

	Year Ended December 31,			Change–Increase/ (Decrease)
	2009	2008	2007	2009 v 2008	2008 v 2007
	(Amounts in thousands)
Noninterest expense:
Salaries and employee benefits	$26,547	$31,086	$39,179	$(4,539)	$(8,093)
Occupancy expense	7,609	7,815	7,813	(206)	2
Furniture and equipment	4,441	5,290	4,864	(849)	426
Impairment of goodwill	—	250,748	142,210	(250,748)	108,538
Amortization of intangible assets	6,278	7,433	8,666	(1,155)	(1,233)
Other real estate owned	5,931	1,612	939	4,319	673
Insurance and assessments	6,536	2,956	2,075	3,580	881
Professional fees	3,224	3,256	3,841	(32)	(585)
Other general and administrative	9,872	9,460	16,969	412	(7,509)

Total noninterest expense	$70,438	$319,656	$226,556	$(249,218)	$93,100

2009 Compared to 2008

        Noninterest expense for the year ended December 31, 2009 decreased by $249.2 million to $70.4 million compared with the same period in 2008. Excluding the $250.7 million goodwill impairment, noninterest expense increased by $1.5 million in 2009 as compared to 2008. This increase is primarily the result of a $4.3 million increase in expenses related to other real estate owned, a $3.6 million increase in insurance and assessments expense and a $0.4 million increase in other general and administrative expenses. These increases were partially offset by a $4.5 million decrease in salaries and employee benefits, a $1.1 million decrease in occupancy and furniture & equipment expense and a $1.2 million decrease in the amortization of intangible assets.

        Salaries and employee benefits expense declined by $4.5 million, or 14.6%, in 2009 as compared to 2008. This decline is primarily a result of a $4.2 million decrease in base salaries and employee benefit expense, primarily as a result of a decline in full-time equivalent employees by 68 from June 30, 2008 to December 31, 2009. At the end of the second quarter 2008, the Company announced a major effort to better align our expenses with the current size of our business. This effort was expected to reduce overall noninterest expense by approximately $6.0 million once fully implemented. A significant portion of these annualized savings were expected to be from salaries and employee benefits expense and the salary and employee benefit portion of this goal was achieved in 2009. Overall base salary and employee benefit expense is expected to remain consistent with 2009 levels throughout 2010 as employee levels are not expected to change significantly. In addition to the overall decline in base salaries and employee benefits, incentive and bonus expense declined by $1.9 million, but was offset by a $1.6 million increase to equity based compensation expense. Incentive and bonus expense declined due to the loss in 2009 being attributable to items that directly affect incentives and bonuses, including a decline in average loan balances, higher provision for loan losses and higher overall loan workout expenses. The increase in equity based compensation expense in 2009 is due mostly to a $2.9 million reversal of equity based compensation in 2008, which caused 2008 expense to be lower than expected. This reversal in 2008 was made due to a change in expectation regarding the vesting criteria for performance-based shares. It was determined that it is no longer expected that the performance-based shares will meet their vesting condition, which is based on earnings per common share, prior to their expiration date of December 31, 2012. Should this expectation change, additional expense could be recorded in future periods.

        Overall equity-based compensation expense is based on the actual stock price at the time of the awards were granted. Most of the awards were granted in 2005 through 2007 when stock prices were higher and most of these grants expect to become fully vested in 2010. It is expected that 2010 equity-based compensation expense will be similar to 2009, but is expected to decline significantly after 2010 as most of the awards granted with higher stock prices expect to vest in late 2010.

        On a combined basis, occupancy and furniture & equipment expense declined by $1.1 million, or 8.1%, to $12.1 million in 2009 as compared to $13.1 million in 2008. This decline is primarly attributable to lower depreciation expense and lower maintenance and repairs expense in 2009 as compared to 2008 due mostly to the closure of two branches in 2008, as well as lower depreciation expense due to the outsourcing of certain data processing functions in late 2008.

        Amortization expense decreased in 2009 by $1.2 million, or 15.5%, as a result of accelerated amortization methods. Amortization expense is projected to decrease by $1.1 million, or 17.7%, in 2010 as compared to 2009 as presented in Note 9, Other Intangible Assets, to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements".

        Other real estate owned expense increased by $4.3 million to $5.9 million in 2009 as compared to $1.6 million in 2008. The increase in expenses for other real estate owned in 2009 as compared to 2008 is mostly due to valuation adjustments of other real estate owned, as well as $1.0 million of property holding expenses, including taxes and insurance. The total balance of other real estate owned at December 31, 2009 is $37.2 million, with most of this balance attributable to foreclosures during 2009. The fair value of other real estate owned is discussed in Note 19, Fair Value, to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements". Generally, the fair value of the other real estate owned is based on appraised values less estimated costs to sell the other real estate owned. As updated appraisals are obtained related to other real estate owned, any declines in appraised value will affect the amount of other real estate owned expense through future write-downs in value.

        The increase in insurance and assessments expense of $3.6 million to $6.5 million in 2009 is mostly related to higher FDIC insurance assessment rates on deposits in 2009 as compared to 2008, as well as a $0.9 million special assessment charged by the FDIC. This special assessment was charged on all banks as a percentage of net assets in the second quarter 2009. With the completion of our regulatory examination at the end of the second quarter 2009, the overall FDIC insurance assessments increased. Based on ending deposits and the current FDIC rates in effect, our overall FDIC insurance premiums are expected to be approximately $0.6 million higher in 2010 as compared to 2009. Actual deposits at the end of each quarter and any changes to the FDIC insurance rates could affect this estimate for 2010.

        The $0.4 million increase in other general and administrative expense to $9.9 million in 2009 as compared to $9.5 million in 2008 is mostly due to higher loan workout related expenses. It is expected that overall loan workout related expenses will remain at elevated levels until our nonperforming asset balances decline significantly from current balances.

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

        Salaries and employee benefits decreased by $8.1 million, or 20.7%, from 2007 to 2008. The decrease is partially attributable to a $4.1 million decrease in base salaries and employee benefits expense in connection with a decline in full-time equivalent employees by 89 from December 2007 to December 2008. Of the remaining $4.0 million decrease, approximately $3.3 million is related to a decrease in equity-based compensation and $0.7 million is related to a decrease in bonus and incentive expense in 2008 as compared to 2007. The decline in equity-based compensation is mostly due to a change in expectation regarding the vesting criteria for performance-based shares as discussed above.

        Furniture and equipment expense increased by $0.4 million, or 8.8%, in 2008 as compared to 2007. This increase is mostly due to accelerating depreciation expense for assets that were abandoned upon the closing of two branches during 2008, as well as accelerated depreciation related to certain computer equipment that was no longer in service as of December 31, 2008, as a result of our outsourcing of item processing and data processing in December 2008.

        A goodwill impairment charge of $250.7 million was recorded in 2008 as compared to a goodwill impairment charge of $142.2 million in 2007. Goodwill is recorded in nearly every purchase transaction when a company buys another entity. The purchase price is allocated among the various components of the acquired business. This allocation is based on the appraised value of the underlying assets. If the purchase price is higher than the fair market value of the acquired business' identifiable net assets, the excess purchase price is labeled goodwill and is recorded as an intangible non-earning asset and capital (although it is not treated as capital for regulatory purposes). Under current accounting rules, a company must evaluate the value of goodwill each year or whenever factors indicate that an impairment is probable, and write down any goodwill in excess of its current value. As goodwill is based on the purchase price paid, declines in value due to changes in economic conditions can cause goodwill impairment. These 2008 and 2007 non-cash accounting write-offs of goodwill had no impact on our cash flow, liquidity or regulatory capital.

        Amortization expense decreased in 2008 by $1.2 million, or 14.2%, as a result of accelerated amortization methods.

        Other real estate owned expense increased by $0.7 million in 2008 to $1.6 million as compared to $0.9 million in 2007. This increase in 2008 as compared to 2007 is mostly due to charges related to the reduction of the carrying value of other real estate owned.

        Insurance and assessments increased by $0.9 million, or 42.5%, to $3.0 million in 2008 as compared to $2.1 million in 2007. The increase in 2008, as compared to 2007, was primarily because the Company was able to utilize its one-time credit provided by the FDIC to offset the cost of its FDIC insurance premiums in 2007.

        Other general and administrative expenses decreased by $7.5 million, or 44.2%, to $9.5 million in 2008 as compared to $17.0 million in 2007. The $7.5 million decrease is mostly due to two charges in 2007 that did not occur in 2008. First, there was a $6.5 million charge in 2007 as a result of a settlement of the Barnes action lawsuit. Second, in 2007 the Company recorded a $1.0 million charge for expenses associated with the combination of its subsidiary banks on January 1, 2008.

Income Taxes Benefit

2009 Compared to 2008

        The effective tax benefit rate in 2009 was 39.6% as compared to 2.5% in 2008. In 2009, the primary differences between the expected tax benefit rate and the actual tax benefit rate are state taxes and tax-exempt income. In 2008, the primary difference between the expected benefit rate and the actual benefit rate was the significant goodwill impairment charge, which was not deductible for income tax purposes. For further information regarding differences between the expected tax rate and the actual tax rate, see Note 13, Income Taxes under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements".

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At the end of 2009, based on the Company's ability to carryback up to $9.4 million of potential tax losses generated in future years to prior years and various tax planning strategies, including sale leaseback of certain locations, the Company has determined that a valuation allowance for deferred tax assets is not required.

        Because the Company continues to have a deferred tax asset, the Company will, on a quarterly basis, evaluate the need for a valuation allowance and whether the allowance should be adjusted based on then available evidence. If the Company records a net loss for financial reporting purposes in 2010, it may record a valuation allowance related to its deferred tax assets depending on then available evidence.

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

FINANCIAL CONDITION

        At December 31, 2009, we had total assets of $2.1 billion, compared to $2.1 billion at December 31, 2008. Although total assets at December 31, 2009, remained consistent with the balance at the end of the prior year, there was a shift to more liquid assets during 2009, including investment securities and short-term funding due to current economic conditions. Total loans declined by $307 million from $1.8 billion as of December 31, 2008 to $1.5 billion as of December 31, 2009. During this same time period, the Company's investments increased by $104 million from $144 million as of December 31, 2008 to $248 million as of December 31, 2009, and total cash and cash equivalents increased by $189 million to $235 million at December 31, 2009 as compared to $46 million at December 31, 2008. The increase in cash and cash equivalents is primarily a result of the decline in loan balances, coupled with the issuance of $57.8 million, net of expenses, of preferred stock in the third quarter of 2009. Management continues to evaluate alternatives for the utilization of this additional liquidity to improve our future net interest margin, including a combination of purchasing new investments securities, making new loans and not renewing certain maturing time deposits.

        The overall $268.9 million decline in total assets in 2008 as compared to 2007 is mostly attributable to a $258.2 million decrease in goodwill and other intangible assets.

        The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2009	2008	2007
	(In thousands)
Cash and due from banks	$234,483	$45,711	$52,356
Total investments	248,236	144,264	166,317
Total loans	1,519,608	1,826,333	1,781,647
Total assets	2,127,580	2,102,741	2,371,664
Earning assets	1,985,059	1,989,884	1,949,211
Deposits	1,693,290	1,698,651	1,799,507

Loans

        The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 10

	December 31,
	2009		2008
	Amount	% of Loans	Amount	% of Total
	(Dollars in thousands)
Real estate:
Residential and commercial	$815,571	54%	$730,300	40%
Construction	105,612	7%	268,306	15%
Commercial	521,016	34%	746,241	41%
Agricultural	18,429	1%	22,738	1%
Consumer	36,175	2%	38,352	2%
Lease financing and other	25,366	2%	23,996	1%

Total gross loans	1,522,169	100%	1,829,933	100%

Less: allowance for loan losses	(51,991)		(44,988)
Unearned discount	(2,561)		(3,600)

Net Loans	$1,467,617		$1,781,345

Loans held for sale at lower of cost or fair value	$9,862		$5,760

        There were $921.2 million of real estate loans at December 31, 2009 as compared to $998.6 million at December 31, 2008, a decrease of $77.4 million as management continues efforts to decrease its exposure to residential and commercial real-estate. At December 31, 2009, there were approximately $18 million of loans secured by for-sale residential real estate and approximately $57 million of residential land and land development loans. This compares to December 31, 2008, with approximately $57 million of loans secured by for-sale residential real estate and approximately $114 million of residential land and land development loans.

        Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution is actively involved in commercial real estate lending if total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. For our Bank, the total reported commercial real estate loans to total capital is 329% at December 31, 2009, as compared to 417% of capital at December 31, 2008. Loans secured by commercial real estate, as prescribed under the regulatory concentration guidelines, decreased by $134.4 million, or 15.3%, to $742.6 million at December 31, 2009, as compared to $877.1 million at December 31, 2008. Management employs heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. The overall decline in loans in 2009 is partially attributable to management's efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate. Further, management worked to reduce the volume of lower yielding syndicated and participated loans.

        Total loans, net of unearned discount (excluding loans held for sale), decreased by $306.7 million, or 16.8%, from December 31, 2009 to December 31, 2008. Average loans declined by $111.2 million in 2009 as compared to 2008.

        With respect to group concentrations, most of the Company's business activity is with customers in the state of Colorado. At December 31, 2009, the Company did not have any significant concentrations in any particular industry.

Loan maturities

        The following table shows the amounts of loans outstanding at December 31, 2009, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes unearned discount.

Table 11

					Rate Structure for Loans with Maturities over One Year
	Maturity
	One Year or Less	One through Five Years	Over Five Years
				Total	Fixed Rate	Floating Rate
	(In thousands)
Real estate—residential and commercial	$325,301	$340,153	$150,117	$815,571	$254,285	$235,985
Real estate—construction	74,882	30,730	—	105,612	13,750	16,980
Commercial	240,586	202,136	78,294	521,016	105,797	174,634
Agricultural	9,550	6,530	2,349	18,429	4,442	4,437
Consumer	11,757	19,407	5,011	36,175	23,256	1,163
Lease receivable and other	2,739	3,804	18,823	25,366	2,075	20,550

Total	$664,815	$602,760	$254,594	$1,522,169	$403,605	$453,749

Nonperforming Assets and Other Impaired Loans

        Credit risk related to nonperforming assets arises as a result of lending activities. To manage this risk, we employ frequent monitoring procedures in order to appropriately classify assets including moving a loan to nonperforming status. This is accomplished through a risk rating system described below that identifies the overall potential amount of risk associated with each loan in our loan portfolio. This monitoring and rating system is designed to help management determine current and potential problems so that corrective actions can be taken promptly.

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

Table 12

	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases, not restructured	$59,584	$54,594
Other impaired loans	123	228

Total nonperforming loans	$59,707	$54,822

Other real estate owned and foreclosed assets	37,192	484

Total nonperforming assets	$96,899	$55,306

Impaired Loans:
Nonperforming loans	$59,707	$54,822
Allocated allowance for loan losses	(6,603)	(11,064)

Net investment in impaired loans	$53,104	$43,758

Impaired loans with a valuation allowance	$21,039	$42,191
Impaired loans without a valuation allowance	38,668	12,631

Total impaired loans	$59,707	$54,822

Valuation allowance related to impaired loans	$6,603	$11,064

Valuation allowance as a percent of impaired loans	11.1%	20.2%

Nonaccrual loans to loans, net of unearned discount	3.93%	3.00%
Nonperforming assets to total assets	4.55%	2.63%
Allowance for loan losses to nonperforming loans	87.08%	82.06%

        Nonperforming assets of $96.9 million at December 31, 2009 reflected an increase of $41.6 million from the December 31, 2008 balance of $55.3 million, mostly due to the $36.7 million increase in other real estate owned and foreclosed assets.

        At December 31, 2009, approximately $25.8 million, or 43%, of all nonperforming loans outstanding were residential construction, land and land development. At December 31, 2008, approximately $36.8 million, or 67.1%, of all nonperforming loans were residential construction, land and land development loans.

        At December 31, 2009, approximately $12.2 million, or 21%, of all nonperforming loans outstanding were commercial real estate loans. At December 31, 2008, approximately $6.0 million, or 11.0%, of all nonperforming loans were commercial real estate loans.

        The Company's loss exposure on its nonperforming loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is computed based upon related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted significantly by management based on historical collateral dispositions, changes in market conditions since the last valuation and management's expertise and knowledge of the client and the client's business. Annually or, more frequently based on facts and circumstances, management reviews all real estate loan relationships in excess of $500,000. If, based on an internal evaluation of the property's value, it is determined that the market or property conditions reflect a potential significant decline in value, an updated appraisal is obtained. Similarly, upon the renewal, extension or refinancing of a real estate loan with new monies, an appraisal is obtained if based on an internal evaluation it is determined that there has been a significant decline in value. Appraisals are required for all new commercial real estate loans in excess of $1,000,000; all new loans secured by residential real estate loans in excess of $250,000; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000.

        The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss. These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of Thrift Supervision. In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans. At December 31, 2009, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans as described above, has declined to $101.0 million as compared to $119.7 million at December 31, 2008. Each internal risk classification is judgmental, but based on objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers' ability to meet future debt service and performance to plan under stress versus only their current condition. As described below under "Allowance for Loan Losses", the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

        Other real estate owned is $37.2 million at December 31, 2009, compared to $0.5 million at December 31, 2008. The balance at December 31, 2009, is comprised of approximately 27 separate properties of which $15,406,000 is land; $20,455,000 is commercial real estate including multi-family units; and $1,331,000 is residential real estate.

        At December 31, 2009, no additional funds are committed to be advanced in connection with impaired loans.

        At December 31, 2009, there were fourteen construction loans with a remaining interest reserve of approximately $3,314,000. Additionally, at December 31, 2009, the amount of troubled debt restructurings is immaterial.

        The following table presents our nonperforming assets at the dates indicated:

Table 13

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans, not restructured	$59,584	$54,594	$19,309	$32,852	$29,608
Accruing loans past due 90 days or more	123	228	527	3	131

Total nonperforming loans (NPLs)	59,707	54,822	19,836	32,855	29,739
Other real estate owned and foreclosed assets	37,192	484	3,517	1,207	1,465

Total nonperforming assets (NPAs)	$96,899	$55,306	$23,353	$34,062	$31,204

Selected ratios:
NPLs to loans, net of unearned discount	3.93%	3.00%	1.11%	1.69%	1.44%
NPAs to total assets	4.55%	2.63%	0.98%	1.25%	1.05%

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

        In estimating the nonspecific allowance for loan losses, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type, collateral type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon three years of historical loss rates and adjusted for qualitative factors affecting loan portfolio collectability as described above. Higher net charge-offs during 2009 and 2008 directly increased the historical loss factor. This also had a direct impact on the economic concerns factor which looks at historical losses by type of loan and applies a loss factor based on both historical losses and management's estimate of the economic climate for the remaining loans in the portfolio. Management also looks at risk weightings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of "watch", "substandard"', "doubtful" and "loss". Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above. Loans segregated by risk weighting categories watch or substandard are evaluated for trends in volume and severity.

        The table below summarizes loans held for investment, average loans held for investment, nonperforming loans and changes in the allowance for loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

Table 14

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$44,988	$25,711	$27,899	$27,475	$25,022
Allowance acquired through acquisition	—	—	—	—	3,855
Unfunded commitment allowance(1)	—	—	—	—	(718)
Loan charge-offs:
Real estate—residential and commercial	6,945	2,639	12,354	2,186	1,740
Real estate—construction	32,153	11,956	12,469	2,044	200
Commercial	4,213	1,340	2,825	1,154	2,848
Agricultural	3	17	654	40	35
Consumer	281	275	497	477	670
Lease receivable and other	2,412	—	174	26	48

Total loan charge-offs:	46,007	16,227	28,973	5,927	5,541

Recoveries:
Real estate—residential and commercial	763	596	906	359	188
Real estate—construction	563	744	279	65	135
Commercial	455	259	385	1,023	802
Agricultural	9	15	394	84	73
Consumer	100	115	134	223	133
Lease receivable and other	5	—	21	—	126

Total loan recoveries	1,895	1,729	2,119	1,754	1,457

Net loan charge-offs	44,112	14,498	26,854	4,173	4,084
Provision for loan losses(2)	51,115	33,775	24,666	4,597	3,400

Balance, end of period	$51,991	$44,988	$25,711	$27,899	$27,475

Loans held for investment	$1,519,608	$1,826,333	$1,781,647	$1,947,487	$2,067,593
Average loans held for investment	1,682,580	1,797,304	1,868,856	1,975,055	1,774,241
Nonperforming assets	96,899	55,306	23,353	32,855	29,739
Selected ratios:
Net charge-offs to average loans held for investment	2.62%	0.81%	1.44%	0.21%	0.23%
Provision for the allowance for loans to average loans held for investment	3.04%	2.50%	1.38%	0.23%	0.19%
Allowance for loans to loans held for investment at end of period	3.42%	2.46%	1.44%	1.43%	1.33%
Allowance for loans to non-performing assets	53.65%	81.34%	110.10%	84.91%	92.39%

(1)
The reserve for unfunded loan commitments was reclassified from the allowance for loan losses to other liabilities at December 31, 2005.

(2)
The provision for loan losses noted in the consolidated statements of income (loss) for the year ended December 31, 2006, includes a provision for loan losses of $4,597,000 and a recovery on the reserve for unfunded commitments of $307,000.

        At December 31, 2009, the allowance for loan losses was $52.0 million, or 3.42% of total loans held for investment. This compares to an allowance for loan loss of $45.0 million, or 2.46% of total loans held for investment at December 31, 2008.

        The increase in the allowance for loan losses is due primarily to the impact of 2009 net charge-offs on the general components of the allowance for loan losses. Actual net charge-offs related to loans were $44.1 million in 2009, as compared to $14.5 million in 2008, an increase of $29.6 million. Charge-offs are taken on loans when management determines that after review of all possible sources of repayment, including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

        Net charge-offs have an impact on the historical loss and economic condition components of our allowance for loan losses computation. Additionally, the time span for evaluating the impact of historical losses was decreased from three years to two years in our analysis. As most of our charge-offs have occurred in the prior two years, this change from three years to two years increased our historical loss component of the allowance for loan losses computation.

        Approximately $6.6 million, or 12.7%, of the $52.0 million allowance for loan losses at December 31, 2009, relates to loans specifically reserved. This compares to a specific reserve of $11.1 million, or 24.6%, of the total allowance for loan losses at December 31, 2008. The decrease in the percent of the portfolio from specific reserves is attributable to a higher collateral value related to impaired loans at December 31, 2009 as compared to 2008. The general reserve as a percent of overall loans, net of unearned discount, was 2.99% at December 31, 2009 as compared to 1.86% at December 31, 2008. The increase in the general reserve as a percent of loans, net of unearned discount, is due to higher charge-offs in the most recent two years, an increase in the allowance for internally classified loans and management's expectation of overall economic conditions in the areas in which we operate.

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

Table 15

	At December 31,
	2009		2008		2007		2006		2005
	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total
	(Dollars in thousands)
Real estate—residential and commercial	$28,035	54.0%	$17,579	39.1%	$16,072	62.5%	$6,150	22.0%	$10,611	38.6%
Real estate—construction	13,253	25.5	18,696	41.6	4,180	16.3	8,520	30.5	1,928	7.0
Commercial	10,000	19.2	8,000	17.8	4,087	15.9	8,452	30.3	9,115	33.2
Agricultural	173	0.3	97	0.2	387	1.5	2,071	7.4	477	1.7
Consumer	388	0.7	559	1.2	909	3.5	2,027	7.3	721	2.6
Leases receivable and other	142	0.3	57	0.1	76	0.3	679	2.5	8	0.0
Unallocated(a)	—	0.0	—	0.0	—	0.0	—	0.0	4,615	16.9

Total	$51,991	100.0%	$44,988	100.0%	$25,711	100.0%	$27,899	100.0%	$27,475	100.0%

(a)
Represents our estimate of risk associated with general economic conditions and portfolio concentrations that are not directly correlated to a specific loan classification. This estimate was reallocated into the loan categories in 2006.

        During 2009, the allocation of the allowance for losses attributable to real estate loans increased by $5.0 million to $41.3 million at December 31, 2009 compared to $36.3 million at December 31, 2008. The increase in this allocation is due to a higher general reserve associated with real estate loans due mostly to actual charge-offs during 2008 and 2009.

        During 2007, the change in the allocation of the reserve to real estate-mortgage loans is primarily attributable to higher balances of nonperforming and classified loans being associated with real estate mortgage loans. This was due in part to a general deterioration in real estate values, particularly in Northern Colorado, during 2007.

  Securities

        We manage our investment portfolio principally to provide collateral for certain deposits, in particular public deposits, as well as to balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk. At December 31, 2009 and 2008, we did not own any preferred stock in either the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).

        The carrying value of our portfolio of investment securities at the dates indicated are as follows:

Table 16

	At December 31,
	2009	2008
	(In thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$3,495
U.S. Government agencies and government-sponsored entities	17,129	2,510
State and municipal	60,827	63,015
Mortgage backed securities—agency/residential	127,340	31,965
Mortgage backed securities—private/residential	13,959	—
Marketable equity	1,519	1,345
Other securities	360	544

Total securities available-for-sale	$221,134	$102,874

Securities held-to-maturity:
Mortgage-backed—agency/residential	$9,942	$13,114

Bank Stocks, at cost	$17,160	$28,276

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

        Fair values for U.S. Treasury securities, U.S. government agencies and government-sponsored entities and mortgage backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Additional data used to compute the fair value of mortgage backed securities—private/residential include independent bond ratings.

        One municipal bond related to a hospital was priced using significant unobservable inputs. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks.

        The carrying value of our investment securities at December 31, 2009 totaled $248.2 million compared to $144.3 million at December 31, 2008, an increase of $103.9 million. The increase in overall securities balances during 2009 is mostly due to the reduction in overall loan balances coupled with overall deposit balances remaining relatively flat. With the declines in loan balances throughout 2009, the mix of assets was changed to more liquid assets including interest bearing deposit with banks and investment securities.

        The balance of bank stocks decreased by $11.1 million during 2009 to $17.2 million. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers' Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. During 2009, the Company reduced its required holdings in the Federal Reserve Bank of Kansas City by $7.2 million and the Federal Home Loan Bank—Topeka by $3.9 million. The decline in the Federal Reserve Bank of Kansas City is a function of the decline in overall stockholders' equity, excluding the preferred stock issuance. The decline in the Federal Home Loan Bank—Topeka is due to a decline in overall loan balances.

        The following table shows the maturities of investment securities at December 31, 2009, December 31, 2008, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

Table 17

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government agencies and sponsored entities	$—	0.00%	$—	0.00%	$4,967	2.97%	$12,162	5.08%
State and municipal	1,428	7.13%	11,633	7.00%	6,048	7.60%	41,717	7.67%
Mortgage backed securities—agency/residential	—	0.00%	—	0.00%	5,482	4.59%	121,859	3.58%
Mortgage backed securities—private/residential	—	0.00%	—	0.00%	—	0.00%	13,959	5.38%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Other securities	360	6.25%	—	0.00%	—	0.00%	—	0.00%

Total securities available-for-sale	$1,788	6.95%	$13,152	6.29%	$16,497	5.17%	$189,697	4.91%

Securities held-to-maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$9,942	5.58%

	At December 31, 2008
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$3,495	0.67%	$—	0.00%	$—	0.00%	$—	0.00%
U.S. Government agencies and sponsored entities	—	0.00%	—	0.00%	—	0.00%	2,510	5.07%
State and municipal	2,105	6.68%	14,581	6.84%	3,239	7.05%	43,090	7.53%
Mortgage backed securities—agency/residential	—	0.00%	142	4.76%	931	4.37%	30,892	5.02%
Marketable equity securities	1,345	28.35%	—	0.00%	—	0.00%	—	0.00%
Other securities	184	6.25%	360	6.25%	—	0.00%	—	0.00%

Total securities available-for-sale	$7,129	7.81%	$15,083	6.81%	$4,170	6.45%	$76,492	6.44%

Securities held-to-maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$13,114	5.62%

(1)
Yield is computed on a fully-tax equivalent basis for municipal bonds.

        The marketable equity securities yield for 2008 includes accretion income related to a purchase price adjustment on a security that was redeemed at par in April 2009.

        At December 31, 2009 and 2008, we held $17.2 million and $28.3 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule.

Deposits

        Total deposits were $1.7 billion at December 31, 2009, as compared to $1.7 billion at December 31, 2008.

        Our 2009 average noninterest bearing deposits constituted 23.6% of our 2009 average total deposits, which compares to 2008 average noninterest bearing deposits to 2008 total average deposits of 26.2%. The actual noninterest-bearing demand deposit balance at December 31, 2009, decreased by $67.7 million to $366.1 million. Included in the decrease in noninterest-bearing demand deposit balances between December 31, 2008 and December 31, 2009 is a $66.5 million movement of funds from a noninterest bearing account to a money market account by a single account holder who administers an omnibus account on behalf of bank cash sweep account customers.

        Our interest bearing demand deposits, including money market and savings accounts, increased by $66.9 million, to $595.8 million at December 31, 2009 as compared to $528.9 million at December 31, 2008. This increase is primarily attributable to a $66.5 million movement of funds from a noninterest bearing account to a money market account as described above.

        The Company joined the Certificate of Deposit Account Registry Service (CDARS®) program in 2008, and a part of the shift to time deposits was a result of existing customers moving funds into the CDARS® program in order to obtain expanded FDIC insurance coverage on their deposits. Additionally, the Company began shifting its own funding sources from short-term and overnight funds to brokered deposits in 2008 in order to provide longer-term funding to mitigate the impact of potential short-term liquidity fluctuations within the overall financial services industry in the second half of 2008.

        The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 18

	At December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing
Noninterest bearing deposits	$387,597	0.00%	$440,359	0.00%	$476,876	0.00%
Interest bearing deposits
Interest bearing demand	148,972	0.25%	150,210	0.51%	157,806	0.64%
Money market	309,493	0.89%	507,610	1.96%	638,295	3.69%
Savings	71,645	0.30%	70,243	0.56%	77,602	0.78%
Time	722,793	3.19%	514,362	4.17%	562,075	5.05%

Total interest bearing deposits	1,252,903	2.11%	1,242,425	2.62%	1,435,778	3.73%

Total deposits	$1,640,500	1.61%	$1,682,784	1.94%	$1,912,654	2.80%

        Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more, including brokered deposits, at the dates indicated:

Table 19

	At December 31,
	2009	2008
	(In thousands)
Due in three months or less	$85,658	$89,232
Due in over three months through six months	48,716	33,336
Due in over six months through twelve months	136,476	157,399
Due in over twelve months	17,738	18,367

Totals	$288,588	$298,334

        The following table presents the mix of our deposits by type based on average balances for each of the periods indicated.

Table 20

	At December 31,
	2009		2008		2007		2006
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
		(Dollars in thousands)
Noninterest bearing deposits	$387,597	23.63%	$440,359	26.17%	$476,876	24.93%	$519,893	26.21%
Interest bearing demand	148,972	9.08%	150,210	8.93%	157,806	8.25%	167,381	8.44%
Money market	309,493	18.87%	507,610	30.16%	638,295	33.37%	628,342	31.68%
Savings	71,645	4.37%	70,243	4.17%	77,602	4.06%	93,622	4.72%
Time	722,793	44.05%	514,362	30.57%	562,075	29.39%	574,320	28.95%

Total deposits	$1,640,500	100.00%	$1,682,784	100.00%	$1,912,654	100.00%	$1,983,558	100.00%

        Overall average time deposits increased by $208.4 million, or 40.5%, to $722.8 million for 2009 compared to $514.4 million for 2008. The actual balance of time deposits decreased by $4.6 million during 2009 to $731.4 million at December 31, 2009 compared to $736.0 million at December 31, 2008.

        The December 31, 2009 time deposit balance includes approximately $36.6 million from the CDARS® program, and $254.6 million of brokered deposits. At December 31, 2008, approximately $63.2 million of time deposits came from the CDARS® program, and $189.2 million were brokered deposits. Brokered deposits, excluding CDARS® deposits, comprised 15.0% of total deposits at December 31, 2009 and 11.6% at December 31, 2008. Overall time deposits as a percent of total deposits were 43.2% at December 31, 2009 as compared to 43.3% at December 31, 2008. The overall cost of time deposits decreased from 4.17% in 2008 to 3.19% in 2009.

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

        In June 2003, Guaranty Corporation formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Guaranty and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued by Guaranty. We assumed Guaranty's obligations relating to such securities upon our acquisition of Guaranty. Interest paid on the debt securities will be distributed to the holders of the Preferred Securities. We have the right, subject to events of default, to defer payments of interest on the subordinated debt securities at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the subordinated debt securities. The subordinated debt securities mature on July 7, 2033. These securities were callable on July 7, 2008. The Company did not call these securities as these are variable rate securities that provide $10.0 million of additional Tier 1 capital. These securities remain callable at the end of each quarter. Management does not expect to call these securities in 2010.

        Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it will defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during such deferral period. Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 23, Written Agreement under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" for additional information).

        The Company is not considered the primary beneficiary of these Trusts (variable interest entities), therefore the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

        Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, along with the $59.2 million of Series A Convertible Preferred Stock, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2009, approximately $44.5 million of the combined $99.2 million of the trusts' securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $54.7 million is treated as Tier 2 capital.

        The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The adoption of this modification is not expected to have a material impact on the inclusion of trust preferred securities for purposes of Tier 1 capital.

Other Borrowings

        At December 31, 2009, our outstanding borrowings were $164,364,000 as compared to $166,404,000 at December 31, 2008.

        The borrowings at December 31, 2009 consisted of 16 separate fixed-rate term notes with the FHLB at our bank subsidiary level, with remaining maturities ranging from 11 to 96 months. Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity. Approximately $140 million of the FHLB term advances at December 31, 2009 have Bermudan conversion options to a variable rate. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. Three notes have potential conversions in 2010—a $40 million note with a rate of 3.17%, a $30 million note with a rate of 2.95% and a $10 million note with a rate of 3.16% have their next quarterly conversion dates on 3/1/2010; 4/11/2010 and 4/26/2010, respectively. No other FHLB term note has a conversion option available in 2010. The remaining $60 million of term notes with conversion options are layered with $40 million having their first conversion option available in 2011, and $20 million having its first conversion option available in 2013. Our bank subsidiary also had a $31.0 million line of credit with the FHLB at December 31, 2009, but there was no balance outstanding on this line of credit as of that date.

        The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and the line of credit at December 31, 2009 and December 31, 2008 was $195.3 million and $428.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.18% and 0.65% at December 31, 2009 and December 31, 2008, respectively. The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at December 31, 2009.

        The Company had executed a specific pledging and security agreement with the FHLB in the amount of $195,338,000 at December 31, 2009, which encompassed certain loans and securities as collateral for these borrowings. The carrying amount of loans and securities used for the specific pledging and security agreement at December 31, 2009, was $397.9 million and $30.2 million, respectively. Prior to December 2009, the Company had a blanket pledging and security agreement with the FHLB with $428,317,000 pledged at 2008. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $30,974,000 and $261,913,000 at December 31, 2009 and 2008, respectively. The Company is in the process of pledging additional specific loans as collateral under the FHLB pledging agreement. As of February 1, 2010, the total amount collateralized under the specific pledging and security agreement with the FHLB increased to approximately $246.1 million, an increase of approximately $50.7 million compared to December 31, 2009.

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

CAPITAL

        Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to total risk-weighted assets of at least 4%, a ratio of Tier 1 capital to total average assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to total risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high risk loans, and adding the products together.

Table 21

	Ratio at December 31, 2009	Ratio at December 31, 2008	Minimum Capital Requirement	Minimum Requirement for "Well Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated Guaranty Bancorp	13.80%	10.61%	8.00%	N/A
Guaranty Bank and Trust Company	12.82%	10.52%	8.00%	10.00%
Tier 1 Risk Based Capital Ratio
Consolidated Guaranty Bancorp	9.43%	9.35%	4.00%	N/A
Guaranty Bank and Trust Company	11.55%	9.26%	4.00%	6.00%
Leverage Ratio
Consolidated Guaranty Bancorp	7.89%	8.98%	4.00%	N/A
Guaranty Bank and Trust Company	9.66%	8.90%	4.00%	5.00%

        The overall increase in the consolidated risk-based regulatory capital ratios from 2008 to 2009 is primarily due to the issuance of $57.8 million, net of expenses, of Series A Convertible Preferred Stock in August 2009, as well as a decrease in overall risk-weighted assets during 2009 due mostly to the decline in loan balances in 2009.

        The decline in the consolidated leverage ratio from 2008 to 2009 is due to the overall consolidated decline in Tier 1 capital primarily as a result of the 2009 loss. On a consolidated basis, total capital increased due mostly to the preferred stock issued in 2009. Most of this preferred stock issuance was excluded from Tier 1 capital, although it is included in total capital.

        The overall increase in all of the bank-only capital ratios is due to the contribution of $40 million of capital into the bank immediately after the holding company issued the Series A Convertible Preferred Stock in August 2009. Additionally, total risk-weighted assets declined during 2009 due mostly to the decline in loan balances in 2009. At the bank-only level, the entire $40 million of additional capital is included as Tier 1 capital, causing the bank-only leverage ratio to increase in 2009 as compared to 2008.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted, which provided up to $700 billion in funding for the financial services industry. The first phase of implementation of the EESA, also known as the Troubled Asset Relief Program (TARP), was the implementation of a $250 billion Treasury Capital Purchase Program. This program allows a qualifying institution to apply for up to three-percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment, and 9% thereafter. Treasury will also receive warrants for common stock of the institution equal to 15% of the capital invested. The Company applied for TARP in November 2008 and withdrew its application in November 2009.

LIQUIDITY

        The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

        The Bank's primary sources of liquidity are its liquid assets. At December 31, 2009, the Company had $234.5 million of cash and cash equivalents, including $207.4 million of interest bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank's immediate liquidity needs. Further, the Company had $4.5 million of investment securities that were overpledged at December 31, 2009 and $42.1 million of unpledged securities. The unpledged securities mostly consist of a single $38.0 million municipal bond to a hospital with limited marketability for purposes of liquidity.

        Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009, which has subsequently been extended through December 31, 2013. The FDIC also implemented a Temporary Liquidity Guarantee Program (TLGP), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program. The TLGP was originally set to expire December 31, 2009, but the FDIC has extended the program through June 30, 2010. The Bank elected to continue participation in this program. As of December 31, 2009, the Bank had approximately 276 accounts with approximately $84.3 million of balances in excess of $250,000 covered under the TLGP. Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

        In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2008. Through CDARS®, the Bank's customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer's large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. As of December 31, 2009, the Company had approximately $36.6 million of deposits in the CDARS® program. For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits are generally from customers in the local market. Under the terms of the Written Agreement, the Bank cannot accept any new brokered deposits, but can continue to rollover or renew existing brokered deposits. Therefore, the CDARS® program will no longer be available to local market customers of the Bank for purposes of additional reciprocal deposits.

        When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2009, the Bank had approximately $31.0 million of availability on its FHLB line, $45 million of availability on its unsecured federal funds lines with correspondent banks, and $51.9 million of availability with the Federal Reserve discount window. Since December 31, 2009, the availability on the FHLB line increased by approximately $50.7 million through January 31, 2010, whereas, the availability on the unsecured federal funds lines decreased by $15 million over the same time.

        Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits. Additionally, the Bank is required to submit a written plan to improve the Bank's liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits. Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest bearing deposits in banks and investment securities. The Bank is currently in the process of preparing the plan, and expects to include in the plan that it will reduce its dependence on brokered deposits through the utilization of excess short-term liquid assets, such as interest bearing deposits in banks, in order to replace brokered deposits as they mature. During 2010, approximately $113.9 million of brokered deposits (excluding CDARS®) are expected to mature in 2010, although the Company may renew or rollover a portion of those brokered deposits. As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

        The holding company relies on dividends from its Bank as a primary source of liquidity. The ability of the Bank to pay dividends or make other capital distributions to the holding company is subject to the regulatory authority of the Federal Reserve and the CDB. The Written Agreement prohibits the Bank from paying dividends without the prior written approval of the Federal Reserve and CDB. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

        The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders. The Written Agreement prohibits the Company from paying dividends without the prior written approval of the Federal Reserve. Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated. Under the terms of our trust preferred financings, we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we will defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        In February 2009, the holding company voluntarily decided to terminate its line of credit with U.S. Bank to reduce the costs related to a non-use fee, as the revolving credit agreement would have otherwise expired on March 31, 2009.

        As of December 31, 2009, the holding company had approximately $18.8 million of cash on hand. Based on cash flow projections for the holding company, we estimate that this cash is sufficient to meet the operating needs of the holding company for over three years assuming that the holding company does not contribute any additional amounts of capital to the Bank.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES, AND CONTRACTUAL OBLIGATIONS

Contractual Obligations

        The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2009:

Table 22

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(In thousands)
Contractual Obligations
Subordinated Debentures	$41,239	$—	$—	$—	$41,239
Federal Home Loan Bank Obligations	164,364	1,070	3,009	50,285	110,000
Operating Lease Obligations	14,567	2,973	5,277	3,564	2,753

Totals	$220,170	$4,043	$8,286	$53,849	$153,992

Off Balance Sheet Commitments
Commitments to extend credit	$305,102	$148,212	$119,669	$334	$36,887
Standby letters of credit	14,917	14,649	268	—	—
Commercial letters of credit	11,000	—	11,000	—	—

Totals	$331,019	$162,861	$130,937	$334	$36,887

        The amount of off-balance sheet commitments of $331.0 million at December 31, 2009 represents a $95.1 million decline from the amount of off-balance sheet commitments at December 31, 2008. Most of the decline has occurred in commitments of one to 3 years.

        Of the $164.4 million of term advances at December 31, 2009 with the FHLB, approximately $140 million are convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the bonds are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the bonds are not converted by the FHLB, the bond becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. Three bonds have potential conversions in 2010—a $40 million bond with a rate of 3.17%, a $30 million bond with a rate of 2.95% and a $10 million bond with a rate of 3.16% have their next quarterly conversion dates on 3/1/2010; 4/11/2010 and 4/26/2010, respectively. No other FHLB term bond has a conversion option available in 2010. The remaining $60 million of term notes with conversion options are layered with $40 million having their first conversion option available in 2011, and $20 million having its first conversion option available in 2013. Our bank subsidiary also had a $31.0 million line of credit with the FHLB at December 31, 2009, but there was no balance outstanding on this line of credit as of that date.

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

        The following table shows the net interest income increase or decrease over the next twelve months as of December 31, 2009 and 2008:

Table 23

INTEREST RATE RISK:

	Annualized Net Interest Income
	December 31, 2009 Amount of Change	December 31, 2008 Amount of Change
	(In thousands)
Change in Rates in Basis Points
200	$3,812	$9,758
100	1,266	4,628
Static	—	—
(100)	827	2,037
(200)	188	3,642

        Overall, the Company believes it is asset-sensitive, which is consistent with the decline in net interest income during 2009 as a result of lower rates. At December 31, 2009 and 2008, the company is positioned to have a short-term favorable interest income impact in a rising rate environment as well as a falling rate environment. This is because of the extremely low rate environment at December 31, 2009 and 2008. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The Company's interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. However, current deposit rates, especially time deposit rates, would continue to decrease in a falling rate environment. As a falling rate environment would potentially impact the cost of liabilities to a greater degree than earning assets for the above reasons, a falling rate environment is expected to have a favorable impact on net interest margin. However, if the actual prime rate falls below a 300 basis point spread to target federal funds rate, the Company could experience a continued decrease in net interest income as a result of falling yields on earning assets tied to prime. The Company is less asset sensitive in 2009 as compared to 2008 primarily due to the renewals of loans in 2009, and in particular, the renewals of variable rate loans with the addition of floors. The floors in the loans will cause loans to be less sensitive to increases in interest rate in 2009 as compared to 2008.

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

        As of December 31, 2009, Guaranty Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

        Crowe Horwath LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements for the years ended December 31, 2009 and 2008, included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ DANIEL M. QUINN Daniel M. Quinn President and Chief Executive Officer	/s/ PAUL W. TAYLOR Paul W. Taylor Executive Vice President, Chief Financial and Operating Officer and Secretary

February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Guaranty Bancorp
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Guaranty Bancorp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guaranty Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year-period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Guaranty Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 12, 2010

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$234,483	$32,189
Federal funds sold	—	13,522

Cash and cash equivalents	234,483	45,711

Securities available for sale, at fair value	221,134	102,874
Securities held to maturity (fair value of $10,428 and $13,505 at December 31, 2009 and December 31, 2008)	9,942	13,114
Bank stocks, at cost	17,160	28,276

Total investments	248,236	144,264

Loans, net of unearned discount	1,519,608	1,826,333
Less allowance for loan losses	(51,991)	(44,988)

Net loans	1,467,617	1,781,345

Loans held for sale	9,862	5,760
Premises and equipment, net	60,267	63,018
Other real estate owned and foreclosed assets	37,192	484
Other intangible assets, net	19,222	25,500
Other assets	50,701	36,659

Total assets	$2,127,580	$2,102,741

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$366,103	$433,761
Interest-bearing demand	523,971	460,856
Savings	71,816	68,064
Time	731,400	735,970

Total deposits	1,693,290	1,698,651

Securities sold under agreements to repurchase and federal funds purchased	22,990	21,781
Borrowings	164,364	166,404
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	13,059	13,086

Total liabilities	1,934,942	1,941,161

Commitments and contingent liabilities	—	—
Stockholders' equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 60,434 shares issued and outstanding at December 31, 2009; no shares authorized or outstanding at December 31, 2008; liquidation preference of $60,434 at December 31, 2009.	59,227	—
Common stock—$0.001 par value; 150,000,000 shares authorized, 64,952,450 shares issued, 52,952,703 shares outstanding at December 31, 2009 (includes 1,381,105 shares of unvested restricted stock and 129,806 shares to be issued); 64,542,950 shares issued, 52,654,131 shares outstanding at December 31, 2008 (includes 1,420,345 shares of unvested restricted stock and 109,214 of shares to be issued).	65	65
Additional paid-in capital—Common stock	618,343	617,188
Shares to be issued for deferred compensation obligations	199	710
Accumulated deficit	(382,599)	(352,003)
Accumulated other comprehensive loss	(143)	(1,302)
Treasury Stock, at cost, 10,873,533 and 10,996,513, respectively	(102,454)	(103,078)

Total stockholders' equity	192,638	161,580

Total liabilities and stockholders' equity	$2,127,580	$2,102,741

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$89,625	$112,844	$153,214
Investment securities:
Taxable	3,479	2,991	2,515
Tax-exempt	3,033	3,404	5,193
Dividends	825	1,647	1,853
Federal funds sold and other	193	426	914

Total interest income	97,155	121,312	163,689

Interest expense:
Deposits	26,402	32,562	53,594
Securities sold under agreement to repurchase and federal funds purchased	140	527	1,390
Borrowings	5,284	5,333	2,700
Subordinated debentures	2,556	3,328	3,756

Total interest expense	34,382	41,750	61,440

Net interest income	62,773	79,562	102,249
Provision for loan losses	51,115	33,775	24,666

Net interest income, after provision for loan losses	11,658	45,787	77,583
Noninterest income:
Customer service and other fees	9,520	9,682	9,509
Gain (loss) on sale of securities	(2)	138	—
Other	894	800	1,187

Total noninterest income	10,412	10,620	10,696
Noninterest expense:
Salaries and employee benefits	26,547	31,086	39,179
Occupancy expense	7,609	7,815	7,813
Furniture and equipment	4,441	5,290	4,864
Impairment of goodwill	—	250,748	142,210
Amortization of intangible assets	6,278	7,433	8,666
Other real estate owned	5,931	1,612	939
Insurance and assessments	6,536	2,956	2,075
Professional fees	3,224	3,256	3,841
Other general and administrative	9,872	9,460	16,969

Total noninterest expense	70,438	319,656	226,556

Loss before income taxes	(48,368)	(263,249)	(138,277)
Income tax benefit	(19,161)	(6,513)	(185)

Net loss	(29,207)	(256,736)	(138,092)
Preferred stock dividends	(1,389)	—	—

Net loss applicable to common stockholders	$(30,596)	$(256,736)	$(138,092)

Loss per common share—basic:	$(0.60)	$(5.03)	$(2.60)
Loss per common share—diluted:	(0.60)	(5.03)	(2.60)
Weighted average common shares outstanding-basic	51,378,360	51,044,372	53,109,307
Weighted average common shares outstanding-diluted	51,378,360	51,044,372	53,109,307

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

Years ended December 31, 2009, 2008 and 2007

	Preferred Shares Outstanding	Preferred Stock	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2006	—	$—	57,236,795	$614,553	$775	$(69,574)	$42,896	$809	$589,459
Comprehensive loss:
Net loss			—	—	—	—	(138,092)	—	(138,092)
Other comprehensive loss			—	—	—	—	—	(2,281)	(2,281)

Total comprehensive loss			—	—	—	—	—	—	(140,373)
Stock compensation awards, net of forfeitures			(13,267)	—	—	—	—	—	—
Earned stock award compensation			—	2,871	—	—	—	—	2,871
Repurchase of common stock			(4,618,438)	—	—	(33,386)	—	—	(33,386)
Deferred compensation			11,901	—	83	—	—	—	83
Common shares issued			—	251	(285)	34	—	—	—

Balance, December 31, 2007	—	—	52,616,991	617,675	573	(102,926)	(95,196)	(1,472)	418,654

Cumulative adjustment to apply ASC 715-60-55-176							(71)		(71)
Comprehensive income:
Net loss			—	—	—	—	(256,736)	—	(256,736)
Other comprehensive income			—	—	—	—	—	170	170

Total comprehensive loss			—	—	—	—	—	—	(256,566)
Stock compensation awards, net of forfeitures			24,232	—	—	—	—	—	—
Earned stock award compensation, net				(422)	—	—	—	—	(422)
Repurchase of common stock			(39,354)	—	—	(179)	—	—	(179)
Deferred compensation			52,262	—	164	—	—	—	164
Common shares issued			—	—	(27)	27	—	—	—

Balance, December 31, 2008	—	—	52,654,131	617,253	710	(103,078)	(352,003)	(1,302)	161,580

Comprehensive income:
Net loss	—	—	—	—	—	—	(29,207)	—	(29,207)
Other comprehensive income	—	—	—	—	—	—	—	1,159	1,159

Total comprehensive loss	—	—	—	—	—	—	—	—	(28,048)
Stock compensation awards, net of forfeitures	—	—	205,597	—	—	—	—	—	—
Earned stock award compensation, net	—	—		1,155	—	—	—	—	1,155
Repurchase of common stock	—	—	(32,279)	—	—	(59)	—	—	(59)
Deferred compensation	—	—	125,254	—	172	—	—	—	172
Common shares issued	—	—	—	—	(683)	683	—	—	—
Preferred shares issued, net of expenses	59,053	57,846	—	—	—	—	—	—	57,846
Preferred share dividends	1,381	1,381	—	—	—	—	(1,389)	—	(8)

Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638

See "Notes to Consolidated Financial Statements"

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,207)	$(256,736)	$(138,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,853	11,848	12,914
Provision for loan losses	51,115	33,775	24,666
Stock compensation, net	1,155	(422)	2,871
Loss (gain) on sale of securities	2	(138)	—
Loss (gain) on sale or disposal of real estate owned and assets	122	(26)	269
Other real estate owned valuation adjustments	5,063	1,484	203
Impairment of goodwill	—	250,748	142,210
Write down of premises and equipment	—	1,070	—
Other	(889)	(33)	(886)
Net change in:
Other assets	(14,682)	3,526	1,756
Interest payable and other liabilities	(27)	(12,205)	(10,361)

Net cash provided by operating activities	22,505	32,891	35,550

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	28,907	45,997	46,724
Purchases	(145,295)	(29,289)	(12,050)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments and calls	15,382	6,407	1,531
Purchases	(829)	—	(5,194)
Loan originations and principal collections, net	195,931	(68,178)	103,190
Collections on and proceeds from sale of loans held for sale	7,960	492	31,459
Proceeds from sales of other real estate owned and foreclosed assets	13,569	3,705	1,424
Proceeds from sales of premises and equipment	15	—	933
Proceeds from sale of assets held for sale	—	2,462
Additions to premises and equipment	(960)	(950)	(1,078)

Net cash provided (used) by investing activities	114,680	(39,354)	166,939

Cash flows from financing activities:
Net decrease in deposits	(5,361)	(100,856)	(160,598)
Net change in short-term borrowings	—	(16,359)	(42,158)
Proceeds from issuance of long-term debt	—	125,070	40,000
Repayment of long-term debt	(2,040)	(6,022)	(1,759)
Net change in federal funds purchased and repurchase agreements	1,209	(1,836)	(1,852)
Repurchase of common stock	(59)	(179)	(33,386)
Issuance of preferred stock	57,846	—	—
Cash dividends on preferred stock	(8)	—	—

Net cash provided (used) by financing activities	51,587	(182)	(199,753)

Net change in cash and cash equivalents	188,772	(6,645)	2,736
Cash and cash equivalents, beginning of year	45,711	52,356	49,620

Cash and cash equivalents, end of year	$234,483	$45,711	$52,356

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$34,911	$41,945	$62,416
Income taxes paid (refunded)	(3,916)	3,371	8,398
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned and foreclosed assets	55,413	2,789	4,125
Loans transferred to loans held for sale	12,062	5,760	31,951
Premises and equipment transferred to assets held for sale	—	2,418	—
Preferred stock dividends	1,381	—	—

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

        Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2009 and 2008, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank. At December 31, 2007, Guaranty Bancorp's subsidiaries were Guaranty Bank and Centennial Bank of the West, referred to as CBW. CBW was merged into Guaranty Bank on January 1, 2008.

        Reference to "Banks" means Guaranty Bank and CBW. Reference to "Bank" means Guaranty Bank after the merger of CBW and Guaranty Bank. Reference to "we" or "Company" means the Company on a consolidated basis with the Banks, or the Bank, as applicable. References to "Guaranty" or to the "Holding Company" refer to the parent company on a stand-alone basis.

(2) Summary of Significant Accounting Policies

  (a) Nature of Operations and Principles of Consolidation

        The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, our customers' ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

        All significant intercompany transactions and balances are eliminated in consolidation.

        The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America.

  (b) Subsequent Events

        The Company has evaluated subsequent events for recognition and disclosure through February 12, 2010, which is the date the financial statements were issued.

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

  (d) Cash Flows

        Cash and cash equivalents on the Company's consolidated balance sheets include cash, balances due from banks, interest-bearing deposits in other financial institutions and federal funds sold that have an original maturity of three months or less. Interest-bearing deposits in other financial institutions mature within one year and are carried at cost. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, borrowings, federal funds purchased and repurchase agreements.

  (e) Securities

        Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held to maturity are classified as available for sale. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

        Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

        Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

  (f) Loans Held for Sale

        Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair value. Estimated fair value is determined using forward commitments to sell loans to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to earnings. Discounts or premiums on loans held for sale are deferred until the related loan is sold. Loans held for sale consist of certain classified loans and are generally secured by real estate. Loans held for sale are sold with servicing rights released.

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

  (g) Loans

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

        Interest income is accrued on the unpaid principal balance. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method without anticipating prepayments.

        The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company's policy, typically after ninety days of nonpayment.

        The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to the accrual basis of accounting. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

  (h) Allowance for Loan Losses

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

  (i) Transfers of Financial Assets

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

  (j) Other Real Estate Owned and Foreclosed Assets

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

  (k) Premises and Equipment

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

  (l) Bank Stocks

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

  (o) Loan Commitments and Related Financial Instruments

        Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

  (p) Stock Incentive Plan

        The Company's Amended and Restated 2005 Stock Incentive Plan ("Plan") provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2009, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2012. At the end of 2009, none of the performance-based restricted stock awards were expected to vest prior to the end of the contractual term. Should this expectation change, additional expense could be recorded in future periods.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (q) Company-Owned Life Insurance

        The Company has life insurance policies on certain key executives and former key executives. At December 31, 2009 and 2008, the carrying value of the company-owned life insurance polices was $14,247,000 and $13,640,000 million, respectively, which is included in other assets on the Consolidated Balance Sheets. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

  (r) Deferred Compensation Plans

        The Company has Deferred Compensation Plans (the "Plans") that allow directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the 2005 Deferred Compensation Plan (2005 Plan) are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company's common stock. The 2005 Plan does not provide for diversification of a participant's assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock is classified as a component of stockholders' equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2009 and 2008, there were 129,806 and 109,214 shares, respectively, to be issued included in total shares outstanding. Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders' equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the 2005 Plan is classified as treasury stock.

  (s) Income Taxes

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. For purposes of a valuation allowance, the Company evaluates all evidence currently available, both positive and negative, including existence of taxes paid in available carry-back years, forecasts of future income, cumulative losses, applicable tax planning strategies and assessments of the current and future economic and business conditions.

        At December 31, 2009 and 2008, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

        The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matter as other noninterest expense.

  (t) Segments of an Enterprise and Related Information

        The Company operates as one segment. The operating information used by the Company's chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented in this report. For the years ended 2009 and 2008, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. For the year ended 2007, the Company had two active operating subsidiaries, Centennial Bank of the West and Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

  (u) Loss per Common Share

        Basic loss per common share represents the loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per common share calculation. Dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the years ended December 31, 2009, 2008 and 2007. The loss per common share have been computed based on the following:

	Year Ended December 31,
	2009	2008	2007
Average common shares outstanding	51,378,360	51,044,372	53,109,307
Effect of dilutive preferred stock(1)	—	—	—
Effect of dilutive unvested stock grants(2)	—	—	—

Average shares outstanding and calculated diluted earnings per common share	51,378,360	51,044,372	53,109,307

(1)
The Company has 60,434 shares outstanding of convertible preferred stock at December 31, 2009. These shares are convertible into 33,574,444 shares of common stock of the Company based on a conversion price of $1.80. The impact of the future conversion of these shares is antidilutive in 2009 due to the net loss for the period.

(2)
The impact of unvested stock grants of 1,381,105, 1,420,345 and 1,651,345 at December 31, 2009, 2008 and 2007, respectively, are antidilutive due to the net loss for those periods.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

  (v) Other Comprehensive Income (Loss)

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

        The entire balance of other comprehensive income (loss) at December 31, 2009, 2008 and 2007 was due to unrealized gains (losses) on securities available for sale.

        Following are the components of other accumulated comprehensive income (loss) and related tax effects for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net loss	$(29,207)	$(256,736)	$(138,092)
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	1,869	414	(3,684)
Less: Reclassification adjustments for losses (gains) included in income	2	(138)	—

Net unrealized holding gains (losses)	1,871	276	(3,684)
Income tax benefit (expense)	(712)	(106)	1,403

Other comprehensive income (loss)	1,159	170	(2,281)

Total comprehensive loss	$(28,048)	$(256,566)	$(140,373)

  (w) Restrictions on Cash

        A portion of the cash on hand or on deposit with the Federal Reserve Bank of Kansas City (the "Federal Reserve") was required to meet regulatory reserve and clearing requirements. The clearing requirement was $500,000 at December 31, 2009 and 2008. At December 31, 2009 and 2008, there was no reserve requirement. An amount in excess of the reserve and clearing requirements is maintained in an interest bearing account with the Federal Reserve in lieu of maintaining federal funds sold balances with other financial institutions.

  (x) Dividend Restriction

        Various banking laws applicable to the Bank limit the payment of dividends by the Bank to the Company or by the Company to both common and preferred stockholders. In addition, the Company signed a Written Agreement on January 22, 2010, which, among other things prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve and, in the case of the Bank, the Colorado Division of Banking (the "CDB"). Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

  (y) Fair Values of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

  (z) Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies at December 31, 2009 and 2008 are more fully disclosed in note 15 to the consolidated financial statements.

  (aa) Recently Issued Accounting Standards

        Adoption of New Accounting Standards:    In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

        In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption was not material as the Company did not have an acquisition during 2009.

        In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009 and, as a result, provides more disclosure about the Company's derivative activities. Please see note 16 for more information.

        In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events). However, information about

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

those events is required to be disclosed if the financial statements would otherwise be misleading if these conditions were not disclosed. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The impact of adoption was not material.

        In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

        In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company's unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the impact of adoption was not material.

        In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption was not material.

        In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption was not material.

        In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The impact of adoption was not material.

  Effect of Newly Issued But Not Yet Effective Accounting Standards:

        In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  (bb) Reclassifications

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities

        The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	December 31, 2009
	Fair Value	Gross unrealized gains	Gross unrealized losses	Amortized Cost
	(In thousands)
Securities available for sale:
U.S. government agencies and government-sponsored entities	$17,129	$—	$(329)	$17,458
State and municipal	60,827	820	(567)	60,574
Mortgage-backed securities—agency/residential	127,340	1,300	(889)	126,929
Mortgage-backed securities—private/residential	13,959	—	(567)	14,526
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360

Securities available-for-sale	$221,134	$2,120	$(2,352)	$221,366

	December 31, 2008
Securities available for sale:
U.S. Treasury securities	$3,495	$1	$—	$3,494
U.S. government agencies and government-sponsored entities	2,510	17	—	2,493
State and municipal	63,015	456	(2,836)	65,395
Mortgage-backed securities—agency/residential	31,965	299	(40)	31,706
Marketable equity	1,345	—	—	1,345
Other securities	544	—	—	544

Securities available-for-sale	$102,874	$773	$(2,876)	$104,977

        The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2009:
Mortgage-backed securities—agency/residential	$9,942	$486	$—	$10,428

December 31, 2008:
Mortgage-backed securities—agency/residential	$13,114	$391	$—	$13,505

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

        The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Proceeds	$6,411	$24,902	$1,440
Gross Gains	4	179	1
Gross Losses	(6)	(41)	(1)

        The tax expense/benefit recorded related to the realized gain/losses on sale of securities was not material during 2009, 2008 and 2007, respectively.

        The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2009 and 2008 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
2009	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$1,398	$1,428
Due after one year through five years	11,292	11,635
Due after five years through ten years	10,768	11,015
Due after ten years	54,574	53,878

Total AFS excluding MBS, marketable equity and other securities	78,032	77,956
Mortgage-backed securities, marketable equity and other securities	143,334	143,178

Total available for sale	$221,366	$221,134

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities—agency/residential	$9,942	$10,428

        Investment securities with carrying values of $187,905,000 and $74,436,000 were pledged at December 31, 2009 and 2008 respectively, as collateral for public deposits and for other purposes as required or permitted by law.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
U.S. government agencies and government-sponsored entities	$17,129	$(329)	$—	$—	$17,129	$(329)
State and municipal	37,453	(567)	—	—	37,453	(567)
Mortgage-backed securities agency/residential	50,163	(889)	—	—	50,163	(889)
Mortgage-backed securities private/residential	13,959	(567)	—	—	13,959	(567)

Total temporarily impaired	$118,704	$(2,352)	$—	$—	$118,704	$(2,352)

        In determining whether or not there is an OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

        At December 31, 2009, there were twelve individual securities in an unrealized loss position. There were no individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2009. The securities fluctuate in value since their purchase dates primarily as a result of changes in market interest rates.

        All of the Bank's agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for four private-label mortgage-backed securities with a total fair value of $14.0 million. These private-label securities are senior tranches that are rated AAA by two separate rating agencies at December 31, 2009. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

        The Bank's municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers' current financial statements, including the related cash flows and interest payments. We concluded that the unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay.

        At December 31, 2009, there was a security of a single issuer with a book value of $38,020,000, or approximately 19.7% of stockholders' equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company's footprint. This amortizing tax-exempt bond carries an

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

interest rate of 4.75% and a maturity of December 1, 2031. At December 31, 2009, the bond had an unrealized loss of approximately $0.6 million, or 1.5% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2009, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms.

        We do not intend to sell any of the debt securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these debt securities is expected to recover as the bonds approach maturity. Accordingly, we have not recognized any OTTI in our consolidated statements of income.

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
State and municipal	$2,670	$(23)	$35,897	$(2,813)	$38,567	$(2,836)
Mortgage-backed securities—agency/residential	4,348	(40)	—	—	4,348	(40)

Total temporarily impaired	$7,018	$(63)	$35,897	$(2,813)	$42,915	$(2,876)

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

	2009	2008
	(In thousands)
Federal Reserve Bank of Kansas City	$6,534	$13,768
Federal Home Loan Bank of Topeka	9,868	13,747
Other bank stocks securities	758	761

Totals	$17,160	$28,276

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Bank Stocks (Continued)

        The investments in bank stocks are reviewed by management quarterly for potential other-than-temporary-impairment. This quarterly review considers the credit quality of the institution, the institution's ability to repurchase shares, the Company's carrying value in the shares relative to the share's book value. Based on each of these reviews, Management concluded that there was no other-than-temporary-impairment during 2009 or 2008.

(5) Loans

        A summary of the balances of loans at December 31 follows:

	2009	2008
	(In thousands)
Loans on real estate:
Residential and commercial	$760,719	$680,030
Construction	105,612	268,306
Equity lines of credit	54,852	50,270
Commercial loans	521,016	746,241
Agricultural loans	18,429	22,738
Lease financing	4,011	3,549
Installment loans to individuals	36,175	38,352
Overdrafts	358	855
SBA and other	20,997	19,592

	$1,522,169	$1,829,933
Less:
Allowance for loan losses	(51,991)	(44,988)
Unearned discount	(2,561)	(3,600)

Net Loans	$1,467,617	$1,781,345

        Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of period	$44,988	$25,711	$27,899
Provision for loan losses	51,115	33,775	24,666
Loans charged off	(46,007)	(16,227)	(28,973)
Recoveries on loans previously charged-off	1,895	1,729	2,119

Balance, end of period	$51,991	$44,988	$25,711

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of period	$223	$522	$411
Provision (credit) for losses on unfunded commitments	20	(299)	111

Balance, end of period	$243	$223	$522

        The following is a summary of information pertaining to impaired loans at December 31:

	2009	2008
	(In thousands)
Impaired loans with a valuation allowance	$21,039	$42,191
Impaired loans without a valuation allowance	38,668	12,631

Total impaired loans	$59,707	$54,822

Valuation allowance related to impaired loans	$6,603	$11,064

        The following is a summary of nonaccrual loans and loans past due 90 days still on accrual status:

	2009	2008
	(In thousands)
Nonaccrual loans	$59,584	$54,594
Loans past due over 90 days still on accrual	$123	$228

        The amount of trouble debt restructurings is immaterial at December 31, 2009 and 2008, respectively.

        The following is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Average of individually impaired loans during year	$61,816	$36,773	$35,160
Interest income recognized during impairment	$203	$147	$1,410
Cash-basis interest income recognized	$203	$147	$1,146

        The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period for December 31, 2009 and 2008, was $4,198,000 and $4,522,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Premises and Equipment

        A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2009	2008
	(In thousands)
Land	$13,693	$13,693
Buildings	45,032	45,033
Leasehold improvements	5,891	5,917
Equipment and software	16,176	17,012
Leasehold interest in land	684	684

Subtotal	$81,476	$82,339
Accumulated depreciation and amortization	(21,209)	(19,321)

Total premises and equipment	$60,267	$63,018

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $3,575,000, $4,300,000 and $4,200,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

        Operating Leases:    Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2009 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2010	$2,973
2011	2,923
2012	2,354
2013	1,881
2014	1,683
Thereafter	2,753

$14,567

        Certain leases contain options to extend the lease terms for five to twenty one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $3,438,000, $3,458,000 and $3,391,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Other Real Estate Owned

        Changes in the carrying amount of the Company's other real estate owned for the years ended December 31, 2009 and 2008 were as follows (in thousands):

Balance as of December 31, 2007	$3,517
Additions to OREO	2,789
Sales Proceeds	(3,705)
Loss on sale, net	(18)
Transfer from other liabilities	(615)
Total write-downs	(1,484)

Balance as of December 31, 2008	$484
Additions to OREO	55,413
Sales Proceeds	(13,569)
Loss on sale, net	(72)
Total write-downs	(5,063)

Balance as of December 31, 2009	$37,192

        Write-downs are included in other real estate owned expense and losses on sale, net are included in other noninterest income.

(8) Goodwill

        Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2009 and 2008 were as follows (in thousands):

Balance as of December 31, 2007	$250,748
Impairment	(250,748)

Balance as of December 31, 2008	$—
Impairment	—

Balance as of December 31, 2009	$—

        Goodwill for the Company's single reporting unit was tested annually for impairment, unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit.

        Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

        During 2008, we performed an impairment test prior to the annual impairment testing date due to the uncertainty in the interest rate environment, continued softness in the real estate market and the market volatility of the financial services industry in 2008. This impairment test indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test was performed to measure the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill (Continued)

impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $250,748,000.

(9) Other Intangible Assets

        Intangible assets with a finite life are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives. At December 31, 2009 and 2008, the only such asset on the Company's balance sheet is the core deposit intangible, which is tested annually for impairment, and no impairment was deemed necessary.

        A summary of the core deposit intangible asset and the accumulated amortization is below:

		December 31,
	Useful life	2009	2008
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(43,753)	(37,475)

Other intangible assets, net		$19,222	$25,500

        Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $6,278,000, $7,433,000, and $8,666,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (amounts in thousands):

Total
Fiscal year ending:
2010	$5,169
2011	4,091
2012	3,033
2013	2,566
2014	2,097
Thereafter	2,266

$19,222

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $288,588,000 and $298,334,000, respectively.

        At December 31, 2009 and 2008, the Bank had $254,636,000 and $192,873,000, respectively, in brokered time deposits. Additionally, the Bank had reciprocal time deposits with other depository institutions that are treated as brokered deposits for regulatory purposes of $36,616,000 and $59,301,000 at December 31, 2009 and 2008, respectively.

        At December 31, 2009, the scheduled maturities of interest-bearing time deposits for the next five years are as follows (amounts in thousands):

2010	$521,805
2011	204,975
2012	4,495
2013	125
2014	—

$731,400

(11) Securities Sold Under Agreements to Repurchase

        The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2009	2008
	(Dollars in thousands)
Ending Balance	$22,850	$21,781
Weighted-average interest rate at year-end	0.94%	1.02%

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

        Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Average daily balance during the year	$15,557	$18,698	$29,104
Average interest rate during the year	0.89%	2.09%	4.62%
Maximum month-end balance during the year	$22,850	$22,332	$40,020

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Borrowings

        A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(Dollars in thousands)
December 31, 2009
Short-term borrowings:
FHLB line of credit	$—		n/a	195,338

Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	164,364	Range: 2.52%-6.22%	2010-2018	See below

Total borrowings	$164,364

December 31, 2008
Short-term borrowings:
FHLB line of credit	$—		n/a	428,317

Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	166,404	Range: 2.52%-6.22%	2009-2018	See below

Total borrowings	$166,404

        Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity. The weighted-average rate on the FHLB term notes is 3.17% at December 31, 2009. At December 31, 2009, approximately $140 million of the FHLB fixed rate term notes with a weighted-average rate of 3.02% were convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. Three notes have potential conversions in 2010—a $40 million note with a rate of 3.17%, a $30 million note with a rate of 2.95% and a $10 million note with a rate of 3.16% have their next quarterly conversion dates on 3/1/2010; 4/11/2010 and 4/26/2010, respectively. No other FHLB term note has a conversion option available in 2010. The remaining $60 million of term notes with conversion options are layered with $40 million having their first conversion option available in 2011, and $20 million having its first conversion option available in 2013.

        The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $195,338,000 at December 31, 2009 which encompassed certain loans and securities as collateral for these borrowings. Prior to December 2009, the Bank had a blanket pledging and security agreement with the FHLB with $428,317,000 pledged at 2008. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $30,974,000 and $261,913,000 at December 31, 2009 and 2008, respectively.

        As of December 31, 2008, the holding company had a revolving credit agreement, as amended, with U.S. Bank National Association, which contained financial covenants, including maintaining a minimum adjusted return (excluding goodwill impairment and intangible asset amortization) on average

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Borrowings (Continued)

assets, a maximum nonperforming assets to total loans ratio for the subsidiary bank, regulatory capital ratios that qualify the Company, on a consolidated basis, as well-capitalized and a minimum total risk-based capital amount. At December 31, 2008, the holding company was in compliance with all covenants except the minimum total risk-based capital amount. The minimum total risk-based capital amount was set by U.S. Bank and was based on the holding company receiving additional capital from Treasury's Capital Purchase Program prior to December 31, 2008. As the holding company's application to receive capital under Treasury's Capital Purchase Program was still pending as of December 31, 2008, the holding company did not meet this financial covenant and voluntarily decided to terminate its line of credit on February 9, 2009 with U.S. Bank. The revolving credit agreement would have otherwise expired on March 31, 2009.

        At December 31, 2009, the scheduled maturities of borrowings are as follows (in thousands):

2010	$1,070
2011	2,995
2012	14
2013	50,207
2014	78
Thereafter	110,000

Total borrowings	$164,364

(13) Income Taxes

        The components of the income tax benefit are as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Current tax provision:
Federal	$(14,199)	$1,585	$3,709
State	—	1,080	943

Total current tax provision	(14,199)	2,665	4,652

Deferred tax provision (benefit):
Federal	(3,458)	(8,452)	(4,561)
State	(1,504)	(726)	(276)

Total deferred tax provision	(4,962)	(9,178)	(4,837)

Total tax provision (benefit)	$(19,161)	$(6,513)	$(185)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        Income tax expense attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax loss from operations as a result of the following:

	Year ended December 31,
	2009	2008	2007
Tax (benefit) at statutory federal rate	(35.0)%	(35.0)%	(35.0)%
State tax, net of federal benefit	(3.3)%	(0.2)%	0.1%
Tax exempt income	(2.9)%	(0.4)%	(1.6)%
Goodwill impairment	—	33.3%	36.0%
Other	1.6%	(0.2)%	0.4%

	(39.6)%	(2.5)%	(0.1)%

        Current taxes receivable included in other assets totaled approximately $13,623,000 and $3,397,000 at December 31, 2009 and December 31, 2008, respectively. The Company's net deferred tax asset is included in other assets at December 31, 2009 and December 31, 2008.

        Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$19,762	$17,100
Fair value adjustments on securities, loans, deposits, and subordinated debentures	67	407
Other assets, accruals and other real estate owned	2,138	2,867
Unrealized loss on securities	88	801
State net operating loss carryforwards	1,207
Intangible assets	1,002	1,106
Stock compensation and other	804	1,523

Total deferred tax assets	25,068	23,804

Deferred tax liabilities:
Premises and equipment	5,320	5,861
Core deposit intangibles and fixed rate loan purchase accounting adjustments	7,366	9,723
FHLB stock, prepaid assets, equity investments and other liabilities	2,212	2,299

Total deferred tax liabilities	14,898	17,883

Deferred tax asset (liability)	$10,170	$5,921

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including tax planning strategies, during the periods in which those temporary differences become deductible. The Company determined that it has sufficient prior year taxable income that is still available for carryback, as well as various tax planning strategies which could be implemented to generate taxable income in future taxable periods in which the deferred taxes are deductible, to support the current balance of deferred tax assets. Based on these factors, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2009, 2008 and 2007, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2009, 2008 and 2007.

        At December 31, 2009, the Company did not have a federal net operating loss or tax credit carryforward. At December 31, 2009, the Company had a state net operating loss carryforward of approximately $40.5 million expiring in 2029.

        As of December 31, 2009 and December 31, 2008, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense and did not have any accrued interest and/or penalties at December 31, 2009 or 2008. The Company received approximately $27,000 and $41,000 of interest income on tax refunds in 2009 and 2008, respectively. No other interest or penalties related to tax matters were incurred during 2009 or 2008. The Company and its subsidiaries are subject to U.S. federal income tax, as well as state of Colorado income tax. The Company is no longer subject to examination by taxing authorities for years before 2006, but could be subject to adjustment by taxing authorities up to the amount of the 2009 net operating loss expected to be carried back to years before 2006.

(14) Subordinated Debentures and Trust Preferred Securities

        The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.87% and 8.68% at December 31, 2009 and 2008, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

        In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and completed an offering of $10.0 million, 10.6% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in

GUARANTY BANCORP AND SUBSIDIARIES

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

GUARANTY BANCORP AND SUBSIDIARIES

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

        Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it will defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 23, Written Agreement for additional information). At December 31, 2009, the Company is in compliance with all covenants of the agreements.

        The Company is not considered the primary beneficiary of these Trusts (variable interest entities), therefore the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of each trust is included in other assets in the Consolidated Balance Sheets.

        Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, along with the $59.2 million of 9% Series A Convertible Preferred Stock, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2009, approximately $44.5 million of the combined $99.2 million of the trusts' securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $54.7 million is treated as Tier 2 capital.

        The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The adoption of this modification is not expected to have a material impact on the inclusion of trust preferred securities for purposes of Tier 1 capital.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Subordinated Debentures and Trust Preferred Securities (Continued)

        The following table summarizes the terms of each subordinated debenture issuance at December 31, 2009 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Rate at December 31, 2009	Next Rate Reset Date**
CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2010	Variable	LIBOR + 2.65%	2.93%	1/15/2010
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2010	Variable	LIBOR + 3.10%	3.38%	1/07/2010

*
Call date represents the earliest date that the Company can next call the debentures.

**
On January 7, 2010, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.35%. On January 15, 2010, the rate on the CenBank Trust III subordinated debentures reset to 2.90%.

(15) Commitments

        The Bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, stand-by letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

        The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

        At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2009	2008
	(In thousands)
Commitments to extend credit:
Variable	$173,593	$222,055
Fixed	131,509	168,222

Total commitments to extend credit	$305,102	$390,277

Standby letters of credit	$14,917	$24,792
Commercial letters of credit	11,000	11,000

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Commitments (Continued)

        Stand-by letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

        The Bank enters into commercial letters of credit on behalf of its customers who authorize a third party to draw drafts on the Bank up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Bank to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

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

(17) Employee Benefit Plans

        Substantially all employees are eligible to participate in the Company's 401(k) plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee's compensation as defined by the Plan. For years ended December 31, 2009, 2008 and 2007, expensed contributions to the 401(k) plan were $597,000, $720,000 and $801,000, respectively.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Employee Benefit Plans (Continued)

vested and unvested shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan.

        Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

        The Incentive Plan authorized grants of stock-based compensation awards of up to 2,500,000 shares of authorized Company common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2009 and 2008, there were 1,381,105 and 1,420,345 shares of unvested stock granted (net of forfeitures), with 524,815 and 730,412 shares available for grant under the Incentive Plan, respectively. Of the 1,381,105 shares unearned at December 31, 2009, approximately 667,000 shares are expected to vest. The Company does not expect any of the 630,000 shares of performance awards to vest.

        A summary of the status of unearned stock awards and the change during the year is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2008	1,420,345	$9.65
Awarded	409,500	1.29
Forfeited	(203,903)	10.11
Vested	(244,837)	9.39

Unearned at December 31, 2009	1,381,105	$7.15

        The Company recognized $1,155,000 in stock-based compensation expense for the year ended December 31, 2009. The Company recognized a benefit of $422,000 related to stock-based compensation for the year ended December 31, 2008. This benefit consisted of $2,292,000 in expense for stock-based compensation for services rendered for 2008, less a $2,714,000 cumulative adjustment related to performance-based shares not expected to vest prior to their expiration date as well as a cumulative forfeiture adjustment on remaining service-based restricted awards. The performance-based shares have a performance criterion that must be met on or before the expiration date of December 31, 2012 in order for the performance-based shares to fully or partially vest. Based on management's latest analysis completed in 2008, management determined that it was not probable that the Company would meet the performance criterion on or before December 31, 2012 and thus recorded a cumulative adjustment for the performance-based shares in 2008. Should this expectation change, additional expense could be recorded in future periods. The Company recognized $2,871,000 in compensation expense for services rendered for the year ended December 31, 2007. The total income tax effect recognized in the income statement for share-based compensation arrangements was a $282,000 expense for the year ended December 31, 2009, compared to a tax expense of $824,000 and a tax benefit of $1,019,000 for the years ended December 31, 2008 and 2007, respectively. The 2009 income tax effect related to share-based compensation arrangements included $721,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Employee Benefit Plans (Continued)

        At December 31, 2009, compensation cost of $1,870,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 2.7 years.

        A summary of the Company's awards for the years ended December 31, 2009 and 2008 is presented in the table below:

	Year Ended December 31,
	2009	2008
Number of shares granted	409,500	164,500
Weighted-average grant-date fair value	$1.29	$6.16
Number of shares that vested	244,837	255,232
Fair value of shares vested	$399,784	$1,003,930
Tax benefit realized	$151,958	$381,594

Deferred Compensation Plans

        The Company maintains a Deferred Compensation Plan for a select group of management or highly compensated employees and non-employee members of the Board. The plan, which is meant to be an unfunded deferred compensation plan, is intended to be exempt from certain requirements of the Employee Retirement Income Security Act of 1974. The plan allows the participants to defer up to 80% of their salary and up to 100% of their bonus or incentive compensation, and up to 100% of cash fees in the case of directors, until termination or upon the occurrence of other specified events (e.g., disability, previously specified dates, and unforeseeable emergencies). The plan permits participants to elect to have deferred amounts deemed to be invested in various investment funds or Company common stock. The plan does not guarantee any minimum rate of return. Participation in the plan is voluntary and participants may change their elections annually or otherwise as permitted by the plan and applicable regulations governing the deferred tax treatment of the plan. The Company may, in its sole discretion, make additional contributions to participants' accounts. The Company did not make any additional contributions to participants' accounts in 2009, 2008 or 2007. Deferred compensation expense for $176,000 was booked in 2009. A benefit of $341,000 was recognized for deferred compensation in 2008 as the deemed investments in the investment funds selected by the participants declined in value during 2008. The expense incurred for deferred compensation was $118,000 in 2007. The deferred compensation liability was $668,000 and $904,000 at December 31, 2009 and 2008, respectively, and is reported with interest payable and other liabilities on the consolidated balance sheets. Additionally, for participants who elected to defer compensation through Company stock, the Company has recorded Stock to be Issued as a component of Stockholders' equity in the amount of $199,000 and $710,000 at December 31, 2009 and 2008, respectively.

(18) Related-Party Transactions

        The Company has granted loans to directors and their affiliates amounting to $300,000 and $450,000 at December 31, 2009 and 2008, respectively. There were no related-party loans on past due or non-accrual status.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Related-Party Transactions (Continued)

        Activity during 2009 regarding outstanding loans to certain related-party loan customers (directors of the Company, including companies in which they are principal owners) was as follows (in thousands):

Balance, December 31, 2008	$450
Advances	65
Repayments	(215)

Balance, December 31, 2009	$300

        Deposits from related parties held by the Company at December 31, 2009 and 2008 amounted to $1,244,824 and $1,122,000, respectively.

        Castle Creek Financial LLC ("Castle Creek Financial") serves as the exclusive financial advisor for the Company. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company's Chairman of the Board. No payments to Castle Creek Financial were made in 2009, 2008 or 2007.

        The Company has incurred costs for facility rental and related services from companies that were affiliated with either members of the Board of Directors or certain former members of executive management during 2007. We paid $779,000 to companies with such relationships for facility rental and related services in 2007. The facility rent for a company affiliated with a prior member of the Company's board of directors is not disclosed as related party rent expense in 2008 or 2009 as the director to whom this company was affiliated was no longer a member of the Company's board of directors as of January 1, 2008.

(19) Fair Value

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

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

        Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. At December 31, 2009, the Company had one investment that was classified as a level 3 investment, which is the hospital municipal bond discussed in Note 3. Management's best estimate consists of both internal and external support on the Level 3 investment. Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to determine the fair value for the Level 3 investment. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

Financial Assets and Liabilities Measured on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at December 31, 2009
U.S. government agencies and government-sponsored entities	$—	$17,129	$—	$17,129
State and municipal	—	23,374	37,453	60,827
Mortgage-backed securities—agency/residential	—	127,340	—	127,340
Mortgage-backed securities—private/residential	—	13,959	—	13,959
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative Assets	—	—	206	206
Derivative Liabilities	—	—	(151)	(151)
Assets at December 31, 2008
U.S. Treasury Securities	$—	$3,495	$—	$3,495
U.S. government agencies and government-sponsored entities	—	2,510	—	2,510
State and municipal	—	27,118	35,897	63,015
Mortgage-backed securities—agency/residential	—	31,965	—	31,965
Marketable equity	—	1,345	—	1,345
Other securities	—	544	—	544

        See Note 20, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of December 31, 2009.

        The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Net Derivative Assets and Liabilities	Available for Sale Securities
	(In Thousands)
Balance, December 31, 2008	$—	$35,897
Total unrealized gains (losses) included in:
Net Income	55	—
Other Comprehensive Income	—	2,246
Purchases, sales, issuances and settlements, net	—	(690)
Transfers in and (out) of level three	—	—

Balance December 31, 2009	$55	$37,453

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

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

Financial Assets and Liabilities Measured on a Non-Recurring Basis

        The following represent assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets at December 31, 2009
Impaired loans	$—	$—	$23,357	$23,357
Loans held for sale	—	—	9,862	9,862
Assets at December 31, 2008
Impaired loans	$—	$—	$33,192	$33,192

        Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $59,707,000 at December 31, 2009, after a partial charge-off of $9,372,188. In addition, these loans have a specific valuation allowance of $6,603,000 at December 31, 2009. Of the $59,707,000 impaired loan portfolio at December 31, 2009, $30,235,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $29,472,000 were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $14,289,000.

        At December 31, 2008, impaired loans had a carrying amount of $54,822,000, after a partial charge-off of $3,757,000. In addition, these loans had a specific valuation allowance of $11,064,000. Of the $54,822,000 impaired loan portfolio at December 31, 2008, $43,939,000 were carried at fair value as

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

a result of the aforementioned charge-offs and specific valuation allowances. The remaining $10,883,000 were carried at cost at December 31, 2008, as the fair value of the collateral on these loans exceeds the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2008 on impaired loans carried at fair value at December 31, 2008 resulted in additional provision for loan losses of $14,060,000.

        Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $9,862,000, which is made up of the original outstanding balance of $16,023,000, net of charge-offs taken at the date the loans were transferred to held for sale of $6,161,000. There were no additional charges to earnings in 2009 for changes in the fair value for loans held for sale.

Nonfinancial Assets and Liabilities Measured on a Non-Recurring Basis

        Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
	(In thousands)
Assets at December 31, 2009
Other real estate owned and foreclosed assets	$—	$—	$37,192	$37,192

        Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Other real estate owned had a carrying amount of $37,192,000 at December 31, 2009, which is made up of an outstanding balance of $40,144,000, with a valuation allowance of $2,952,000. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $2,922,000 during 2009.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

Fair Value of Financial Instruments

        The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$234,483	$234,483	$45,711	$45,711
Securities available for sale	221,134	221,134	102,874	102,874
Securities held to maturity	9,942	10,428	13,114	13,505
Bank stocks	17,160	n/a	28,276	n/a
Loans, net	1,467,617	1,494,649	1,781,345	1,777,496
Loans held for sale	9,862	9,862	5,760	5,760
Accrued interest receivable	6,675	6,675	7,202	7,202
Interest rate swaps, net	55	55	—	—
Financial liabilities:
Deposits	1,693,290	1,700,549	1,698,651	1,712,160
Federal funds purchased and sold under agreements to repurchase	22,990	22,990	21,781	21,781
Subordinated debentures	41,239	33,768	41,239	35,938
Long-term borrowings	164,364	171,345	166,404	178,785
Accrued interest payable	3,398	3,398	3,927	3,927

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

        Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Therefore, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

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

  (c) Loans

        Loans, net excludes loans held-for-sale as these fair values are disclosed on a separate line on the table. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value as described above in this note.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Fair Value (Continued)

  (h) Subordinated Debentures

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

(20) Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company's existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company's assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2009.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of December 31, 2009:
Derivatives not designated as hedging instruments
Interest Rate Products	$206	$151

Total derivatives not designated as hedging instruments	$206	$151

        The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

        None of the Company's derivatives are designated as qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Derivatives and Hedging Activities (Continued)

customers, which the Company implemented during the first quarter of 2009. The Company executes interest rate swaps with commercial banking customers to facilitate the customer's respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2009, the Company had two interest rate swaps with customers with a total notional amount of $24,419,000, and two offsetting interest rate swaps with a total notional amount of $24,419,000; for an aggregate notional amount of $48,838,000 related to this program. During 2009, the Company recognized a net gain of $55,000 related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Income Statement

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Income Statement for 2009:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative 2009
(In thousands)
Interest Rate Products	Other non-interest income	$55

Total		$55

(21) Regulatory Capital Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

        As of December 31, 2009, the most recent notifications from the Company's bank regulatory agencies categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies. There are no conditions or events since that notification that management believes have changed the categorization of the Company or its bank subsidiary as well capitalized.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Regulatory Capital Matters (Continued)

        The Company's and the Bank's actual capital amounts and ratios for 2009 and 2008 are presented in the table below.

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital to risk weighted assets:
Consolidated	$243,271	13.80%	$141,011	8.00%	N/A	N/A
Guaranty Bank	225,588	12.82	140,793	8.00	175,991	10.00
Tier 1 capital to risk weighted assets:
Consolidated	166,152	9.43	70,506	4.00	N/A	N/A
Guaranty Bank	203,216	11.55	70,396	4.00	105,594	6.00
Tier 1 capital to average assets:
Consolidated	166,152	7.89	84,214	4.00	N/A	N/A
Guaranty Bank	203,216	9.66	84,116	4.00	105,145	5.00
As of December 31, 2008:
Total capital to risk weighted assets:
Consolidated	$212,334	10.61%	$160,065	8.00%	N/A	N/A
Guaranty Bank	210,340	10.52	159,882	8.00	199,853	10.00
Tier 1 capital to risk weighted assets:
Consolidated	187,074	9.35	80,033	4.00	N/A	N/A
Guaranty Bank	185,109	9.26	79,941	4.00	119,912	6.00
Tier 1 capital to average assets:
Consolidated	187,074	8.98	83,348	4.00	N/A	N/A
Guaranty Bank	185,109	8.90	83,184	4.00	103,980	5.00

Dividend Restrictions

        Holders of voting common stock are entitled to dividends out of funds legally available for such dividends when, if and as declared by the Board of Directors. The Company has not paid dividends since its inception.

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 23 prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the CDB. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

        Under the terms of our trust preferred financings, including our related subordinated debentures, on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) if we give notice of our election to begin an extension period whereby we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we elected to defer regularly

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Regulatory Capital Matters (Continued)

scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

(22) Preferred Stock

        On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses. The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share. The Series A Convertible Preferred Stock is not redeemable. Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company's common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company's common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company's common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company's common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).

(23) Written Agreement

        On January 22, 2010, the Company and the Bank entered into a Written Agreement with the Federal Reserve and the CDB. The Written Agreement requires the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that address the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also requires the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company's annual cash flow projections.

        In addition, the Written Agreement places restrictions on the Bank accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Condensed Financial Information

        The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2009 and 2008

	2009	2008
	(In thousands)
ASSETS
Cash	$743	$3,595
Time deposits with banks	18,043	—
Other loans	—	454
Investment in subsidiaries	214,989	199,614
Other assets	3,938	3,915

Total assets	$237,713	$207,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debentures	$41,239	$41,239
Other liabilities	3,836	4,759

Total liabilities	45,075	45,998

Stockholders' equity:
Preferred stock	59,227	—
Common stock	65	65
Common stock—additional paid-in capital	618,343	617,188
Stock to be issued	199	710
Accumulated deficit	(382,599)	(352,003)
Accumulated other comprehensive loss	(143)	(1,302)
Treasury stock	(102,454)	(103,078)

Total stockholders' equity	192,638	161,580

Total liabilities and stockholders' equity	$237,713	$207,578

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Condensed Financial Information (Continued)

Statements of Operations
(Parent Company Only)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Income:
Interest income on other investments	$2	$42	$74
Charges for services—subsidiary banks	4,221	5,256	15,511
Other	227	52	289

Total income	4,450	5,350	15,874
Expenses:
Interest expense	2,562	3,597	4,912
Salaries and benefits	3,423	1,959	12,218
Professional services	1,783	2,210	3,024
Impairment of goodwill	—	4,756	—
Other	896	1,066	5,377

Total expenses	8,664	13,588	25,531

Loss before federal income taxes and equity in undistributed net income of subsidiaries	(4,214)	(8,238)	(9,656)
Income tax benefit	(1,821)	(1,385)	(3,617)

Loss before equity in undistributed net income of subsidiaries	(2,393)	(6,853)	(6,039)
Equity in undistributed loss of subsidiaries	(26,814)	(249,883)	(132,053)

Net loss	(29,207)	(256,736)	(138,092)
Preferred stock dividends	(1,389)	—	—

Net loss attributable to common stockholders	$(30,596)	$(256,736)	$(138,092)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Parent Company Only Condensed Financial Information (Continued)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2009, 2008 and 2007

	Years ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Cash flows from operating activities
Net loss	$(29,207)	$(256,736)	$(138,092)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7	8	942
Loss on sale of assets	—	—	1
Equity based compensation	125	(1,534)	964
Deferred compensation—shares to be issued	172	164	83
Impairment of goodwill	—	4,756	—
Other	—	3	(3)
Net change in:
Other assets	(30)	228	3,152
Other liabilities	(923)	(234)	(3,935)
Due from subsidiaries	—	—	247
Equity in loss of consolidated subsidiaries	26,814	249,883	132,053

Net cash used by operating activities	(3,042)	(3,462)	(4,588)

Cash flow from investing activities:
Loan principal collections	454	418	386
Transfers of premises and equipment to (from) affiliates	—	2,978	(35)
Additions to premises and equipment	—	—	(700)
Dividends received from subsidiaries	—	19,000	25,000
Investments in subsidiaries	(40,000)	—	—

Net cash provided (used) by investing activities	(39,546)	22,396	24,651

Cash flows from financing activities:
Net changes in short-term borrowings	—	(15,160)	12,710
Repurchase of common stock	(59)	(179)	(33,386)
Proceeds from issuance of preferred stock	57,846	—	—
Dividends paid	(8)	—	—

Net cash provided (used) by financing activities	57,779	(15,339)	(20,676)

Net change in cash and cash equivalents	15,191	3,595	(613)
Cash and cash equivalents, beginning of year	3,595	—	613

Cash and cash equivalents, end of year	$18,786	$3,595	$—

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(25) Quarterly Results of Operations (Unaudited)

2009 Quarterly Results of Operations

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Amounts in thousands, except share data)
Interest income	$24,051	$23,469	$24,775	$24,860
Interest expense	7,767	8,558	8,915	9,142

Net interest income	16,284	14,911	15,860	15,718
Provision for loan losses	10,005	20,000	18,605	2,505

Net interest income after provision for loan losses	6,279	(5,089)	(2,745)	13,213
Noninterest income	2,420	2,450	2,627	2,915
Noninterest expense	19,834	17,409	17,714	15,481

Income (loss) before income taxes	(11,135)	(20,048)	(17,832)	647
Income tax expense (benefit)	(9,250)	(3,147)	(6,975)	211

Net income (loss)	(1,885)	(16,901)	(10,857)	436
Preferred stock dividends	(1,389)	—	—	—

Net income (loss) attributable to common stockholders	$(3,274)	$(16,901)	$(10,857)	$436

Earnings (loss) per share—basic and diluted	$(0.07)	$(0.33)	$(0.21)	$0.01

2008 Quarterly Results of Operations

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Amounts in thousands, except per share data)
Interest income	$27,974	$29,719	$30,216	$33,403
Interest expense	10,295	9,877	9,825	11,753

Net interest income	17,679	19,842	20,391	21,650
Provision for loan losses	1,250	30,750	900	875

Net interest income after provision for loan losses	16,429	(10,908)	19,491	20,775
Noninterest income	2,266	2,707	3,132	2,515
Noninterest expense	15,367	265,882	19,697	18,710

Income (loss) before income taxes	3,328	(274,083)	2,926	4,580
Income tax expense (benefit)	(495)	(8,254)	901	1,335

Net income (loss)	$3,823	$(265,829)	$2,025	$3,245

Earnings (loss) per share—basic and diluted	$0.08	$(5.21)	$0.04	$0.06

        The third quarter 2008 results included a $250.7 million goodwill impairment charge, which is not deductible for income tax purposes, as well as a $30.8 million provision for loan losses.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2009 of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        Attestation Report of the Independent Registered Public Accounting Firm.    Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2009 and 2008, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Crowe Horwath's report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

        The consolidated financial statements of Guaranty Bancorp and its subsidiaries and independent auditors' reports are included in Part II (Item 8) of this Form 10-K.

        2.     Financial Statement Schedules

        All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

        3.     Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on August 12, 2009)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed on May 7, 2008.)
4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on February 13, 2009)
4.2	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on August 12, 2009)
4.3	Indenture, dated September 7, 2000, between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.4	Amended and Restated Declaration of Trust, dated September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.5	Guarantee Agreement, dated September 7, 2000, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.4 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.6	Indenture, dated February 22, 2001, State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.5 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.7	Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.8	Guarantee Agreement, dated February 22, 2001, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.7 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number	Description of Exhibit
4.9	Junior Subordinated Indenture, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.8 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.10	Amended and Restated Trust Agreement, dated April 8, 2004, among Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware, the Administrative Trustees and the Registrant (incorporated herein by reference from Exhibit 4.9 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.11	Guarantee Agreement, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.10 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.12	Assumption Letter, dated December 31, 2004, to Wells Fargo Bank, National Association, and Wells Fargo Delaware Trust Company from the Registrant (incorporated herein by reference from Exhibit 4.11 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.13	Indenture, dated June 30, 2003, between Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.12 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.14	First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.15	Amended and Restated Declaration of Trust, dated June 30, 2003, by the Trustees, the Administrators and Guaranty Corporation (incorporated herein by reference from Exhibit 4.14 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
4.16	Guarantee Agreement, dated June 30, 2003, by Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.15 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.1	Investment Agreement, dated as of May 6, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 12, 2009)
10.2	Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 12, 2009)
10.3	Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (filed herewith)
10.4†	Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.5†	Guaranty Bancorp Change in Control Severance Plan, amended and restated as of January 1, 2009 (incorporated herein by reference from Exhibit 10.5 to Registrant's Form 10-Q filed on November 7, 2008)
10.6†	Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on May 9, 2007)
10.7†	Amendment to Guaranty Bancorp 2005 Stock Incentive Plan, effective as of January 1, 2009 (incorporated herein by reference from Exhibit 10.4 to Registrant's Form 10-Q filed on November 7, 2008)
10.8†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number	Description of Exhibit
10.9†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.10†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.11†	Amended and Restated Guaranty Bancorp Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on August 7, 2008)
10.12†	Form of Executive Cash Incentive Plan (incorporated herein by reference from Exhibit 10.9 to Registrant's Form 10-K filed on March 3, 2008)
10.13†	Amendment to Guaranty Bancorp Executive Cash Incentive Plan, effective as of January 1, 2009 (incorporated herein by reference from Exhibit 10.4 to Registrant's Form 10-Q filed on November 7, 2008)
10.14†	Severance Agreement and Release, dated as of February 12, 2009, between Registrant and Sherri L. Heronema (incorporated herein by reference from Exhibit 10.1 of the Registrant's Form 8-K filed on February 12, 2009)
10.15†	Severance Agreement and Release, dated as of April 15, 2009, between Registrant and Zsolt K. Bessko (incorporated herein by reference from Exhibit 10.2 of the Registrant's Form 10-Q filed on July 31, 2009)
10.16	Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on November 13, 2006)
11.1	Statement re: Computation of Per Share Earnings (See "Item 6. Selected Financial Data" and Note 2(s) of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K)
12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
24.1	Power of Attorney (included on signature page)
31.1	Section 302 Certifications (filed herewith)
32.1	Section 906 Certifications (filed herewith)

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

        Date: February 12, 2010

GUARANTY BANCORP
By:	/s/ PAUL W. TAYLOR
Name:	Paul W. Taylor
Title:	Executive Vice President, Chief Financial and Operating Officer and Secretary

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel M. Quinn and Paul W. Taylor, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Signature Title Date

Name	Title	Date

/s/ DANIEL M. QUINN Daniel M. Quinn	President and Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2010
/s/ PAUL W. TAYLOR Paul W. Taylor	Executive Vice President, Chief Financial and Operating Officer and Secretary (Principal Financial and Accounting Officer)	February 12, 2010
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board and Director	February 12, 2010
/s/ G. HANK BROWN G. Hank Brown	Director	February 12, 2010

Name	Title	Date

/s/ EDWARD B. CORDES Edward B. Cordes	Director	February 12, 2010
/s/ STEPHEN D. JOYCE Stephen D. Joyce	Director	February 12, 2010
/s/ GAIL H. KLAPPER Gail H. Klapper	Director	February 12, 2010
/s/ KATHLEEN SMYTHE Kathleen Smythe	Director	February 12, 2010
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Director	February 12, 2010
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	February 12, 2010
/s/ ALBERT C. YATES Albert C. Yates	Director	February 12, 2010