Form 10-Q
period 2010-03-31
Guaranty Bancorp
filed 2010-04-28
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐(Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of April 28, 2010 there were 52,823,914 shares of the registrant’s voting common stock outstanding, including 1,325,571 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan.

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

•                  Changes in the level of nonperforming assets and charge-offs and other credit quality measures, and their impact on the adequacy of the Bank’s allowance for loan losses and the Bank’s provision for loan losses.

•                  The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and the impact of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program.

•                  The effects of the regulatory written agreement the Company and its subsidiary bank, Guaranty Bank & Trust Company (the “Bank”), have entered into with their regulators.

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

•                  Changes in the financial performance and/or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and other terms of credit agreements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$222,723	$234,483

Securities available for sale, at fair value	219,490	221,134
Securities held to maturity (fair value of $16,168 and $10,428 at March 31, 2010 and December 31, 2009)	15,760	9,942
Bank stocks, at cost	17,143	17,160
Total investments	252,393	248,236
Loans, net of unearned discount	1,435,071	1,519,608
Less allowance for loan losses	(52,015)	(51,991)
Net loans	1,383,056	1,467,617
Loans held for sale	11,506	9,862
Premises and equipment, net	59,587	60,267
Other real estate owned and foreclosed assets	30,918	37,192
Other intangible assets, net	17,922	19,222
Other assets	52,226	50,701
Total assets	$2,030,331	$2,127,580

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$363,059	$366,103
Interest-bearing demand	486,918	523,971
Savings	74,537	71,816
Time	678,370	731,400
Total deposits	1,602,884	1,693,290
Securities sold under agreements to repurchase and federal funds purchased	18,387	22,990
Borrowings	164,310	164,364
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	12,531	13,059
Total liabilities	1,839,351	1,934,942

Stockholders’ equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 61,787 shares issued and outstanding at March 31, 2010; 73,280 shares authorized, 60,434 shares issued and outstanding at December 31 2009; liquidation preference of $61,787 at March 31, 2010; liquidation preference of $60,434 at December 31, 2009	60,580	59,227
Common stock—$0.001 par value; 150,000,000 shares authorized, 64,967,450 voting shares issued, 52,982,035 voting shares outstanding at March 31, 2010 (includes 1,330,571 shares of unvested restricted stock and 156,567 shares to be issued); 150,000,000 shares authorized, 64,952,450 voting shares issued, 52,952,703 voting shares outstanding at December 31, 2009 (includes 1,381,105 shares of unvested restricted stock and 129,806 of shares to be issued).	65	65
Additional paid-in capital - Common stock	618,714	618,343
Shares to be issued for deferred compensation obligations	237	199
Accumulated deficit	(385,804)	(382,599)
Accumulated other comprehensive loss	(341)	(143)
Treasury Stock, at cost, 10,859,201 and 10,873,533, respectively	(102,471)	(102,454)
Total stockholders’ equity	190,980	192,638
Total liabilities and stockholders’ equity	$2,030,331	$2,127,580

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$20,784	$23,076
Investment securities:
Taxable	1,516	726
Tax-exempt	720	767
Dividends	185	288
Federal funds sold and other	116	3
Total interest income	23,321	24,860
Interest expense:
Deposits	4,713	7,125
Securities sold under agreement to repurchase and federal funds purchased	43	38
Borrowings	1,301	1,321
Subordinated debentures	632	658
Total interest expense	6,689	9,142
Net interest income	16,632	15,718
Provision for loan losses	4,000	2,505
Net interest income, after provision for loan losses	12,632	13,213
Noninterest income:
Customer service and other fees	2,214	2,679
Gain on sale of securities	14	—
Other	194	215
Total noninterest income	2,422	2,894
Noninterest expense:
Salaries and employee benefits	6,563	6,739
Occupancy expense	1,890	1,921
Furniture and equipment	976	1,131
Amortization of intangible assets	1,300	1,582
Other real estate owned, net	2,749	48
Insurance and assessments	1,812	1,041
Professional fees	877	849
Other general and administrative	1,959	2,149
Total noninterest expense	18,126	15,460
Loss before income taxes	(3,072)	647
Income tax expense (benefit)	(1,227)	211
Net income (loss)	(1,845)	436
Preferred stock dividends	(1,360)	—
Net income (loss) applicable to common stockholders	$(3,205)	$436

Earnings (loss) per common share–basic:	$(0.06)	$0.01
Earnings (loss) per common share–diluted:	(0.06)	0.01

Weighted average common shares outstanding-basic	51,607,044	51,277,748
Weighted average common shares outstanding-diluted	51,607,044	51,277,930

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2008	—	$—	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive income:
Net income	—	—	—	—	—	—	436	—	436
Other comprehensive income	—	—	—	—	—	—	—	1,468	1,468
Total comprehensive income									1,904
Stock compensation awards, net of forfeitures	—	—	(106,334)	—	—	—	—	—	—
Earned stock award compensation, net	—	—		61	—	—	—	—	61
Repurchase of common stock	—	—	(13,486)	—	—	(24)	—	—	(24)
Deferred compensation	—	—	36,675	—	52	—	—	—	52
Common shares issued	—	—	—	—	(681)	681	—	—	—
Balance, March 31, 2009	—	$—	52,570,986	$617,314	$81	$(102,421)	$(351,567)	$166	$163,573

Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,845)	—	(1,845)
Other comprehensive loss	—	—	—	—	—	—	—	(198)	(198)
Total comprehensive loss									(2,043)
Stock compensation awards, net of forfeitures	—	—	15,000	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	371	—	—	—	—	371
Repurchase of common stock	—	—	(12,429)	—	—	(17)	—	—	(17)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Common shares issued	—	—	—	—	—	—	—	—	—
Preferred share dividends	1,353	1,353	—	—	—	—	(1,360)	—	(7)
Balance, March 31, 2010	61,787	$60,580	52,982,035	$618,779	$237	$(102,471)	$(385,804)	$(341)	$190,980

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,845)	$436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,144	2,465
Provision for loan losses	4,000	2,505
Stock compensation, net	371	61
Gain on sale of securities	(14)	—
Loss (gain) and valuation adjustments on real estate owned	2,631	(32)
Other	29	(500)
Net change in:
Other assets	(1,402)	307
Interest payable and other liabilities	(528)	(2,090)
Net cash provided by operating activities	5,386	3,152
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales, maturities, prepayments, and calls	21,665	7,463
Purchases	(20,460)	(56)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments and calls	735	—
Purchases	(6,467)	—
Loan originations and principal collections, net	72,048	45,471
Collections on and proceeds from sale of loans held for sale	4,562	585
Proceeds from sales of other real estate owned and foreclosed assets	6,022	251
Additions to premises and equipment	(164)	(322)
Net cash provided by investing activities	77,941	53,392
Cash flows from financing activities:
Net decrease in deposits	(90,406)	(58,854)
Repayment of long-term debt	(54)	(1,905)
Net change in federal funds purchased and repurchase agreements	(4,603)	(5,490)
Repurchase of common stock	(17)	(24)
Cash dividends on preferred stock	(7)	—
Net cash used by financing activities	(95,087)	(66,273)
Net change in cash and cash equivalents	(11,760)	(9,729)
Cash and cash equivalents, beginning of period	234,483	45,711
Cash and cash equivalents, end of period	$222,723	$35,982

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)               Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2010 Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

Reference to “Bank” means Guaranty Bank, and “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable.  References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans.  The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.   Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are generally expected to be repaid from the operating cash flows of the borrower’s businesses.  There are no significant concentrations of loans to any one industry or customer.  However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

(a)                 Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. We have evaluated all subsequent events through the date the financial statements were issued.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the year.  For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of goodwill and other intangible assets, stock compensation expense, other real estate owned and accounting for derivative instruments.  Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(c)                  Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred loan losses.  The allowance for loan losses is reported as a reduction of outstanding loan balances.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The specific allowance for impaired loans is measured on a loan-by-loan basis for commercial, real estate and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Groups of smaller balance, homogenous loans, as applicable, are collectively evaluated for impairment.

(d)               Other Real Estate Owned and Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating revenues and expenses of such assets and reductions in the fair value of the assets are included in noninterest expense.   Gains and losses associated with dispositions of other real estate owned are recorded as noninterest expense as part of other real estate owned, net.

(e)                Other Intangible Assets

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(f)                   Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 2,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity based awards to key employees, nonemployee directors, consultants and prospective employees. As of March 31, 2010, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2012. As of March 31, 2010, none of the performance-based restricted stock awards were expected to vest prior to the end of the contractual term. Should this expectation change, additional expense could be recorded in future periods.

(g)                Deferred Compensation Plans

The Company has a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the Plan are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At March 31, 2010 and December 31, 2009, there were 156,567 and 129,806 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock.  At the end of 2009, due primarily to a low participation rate and the overall administration costs, the Company determined not to offer eligible or existing participants the ability to defer any compensation for 2010 and beyond until further notice.

(h)                Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

necessary.  At the end of the first quarter 2010, based on the Company’s ability to carryback up to $9.4 million of potential tax losses generated in future years to prior years  and various tax planning strategies, including sale leaseback of certain locations, the Company has determined that a valuation allowance for deferred tax assets is not required.

At March 31, 2010 and December 31, 2009, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than no” test, no tax benefit is recorded.

The Company and its subsidiary are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2006. At March 31, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2010 and December 31, 2009, the Company does not have any amounts accrued for interest and penalties.

(i)         Derivative Financial Instruments

Management utilizes derivative financial instruments exclusively to accommodate the needs of its customers through the use of interest rate swaps.  Derivative financial instruments are not used to manage interest rate risk in the Company’s assets or liabilities.  The Company offsets each interest rate swap to minimize its net risk exposure resulting from such transactions and accordingly has not elected to qualify for hedge accounting methods addressed under current provisions of GAAP. All derivative financial instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings.  See Note 11 for further information.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(j)         Earnings (loss) per Common Share

Basic earnings or loss per common share represents income or loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share reflect additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company’s obligation to issue shares of stock to participants in its 2005 Deferred Compensation Plan has been treated as outstanding shares of stock in the basic earnings per common share calculation.  The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends and, therefore, are not subject to the two-class method of computing basic earnings per common share.  The Company’s outstanding shares of preferred stock do not participate in the earnings or loss of the Company, and therefore, are not subject to the two-class method of computing basic earnings per share. Dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the three months ended March 31, 2009.  Earnings (loss) per common share have been computed based on the following:

	Three Months Ended March 31,
	2010	2009

Average common shares outstanding	51,607,044	51,277,748
Effect of dilutive preferred stock(1)	—	—
Effect of dilutive unvested stock grants(2)	—	182
Average shares outstanding and calculated diluted earnings per common share	51,607,044	51,277,930

(1)  The Company has 61,787 shares outstanding of convertible preferred stock at March 31, 2010.  These shares are convertible into 34,326,111 shares of common stock of the Company based on a conversion price of $1.80.  The impact of the future conversion of these shares is antidilutive for the three months ended March 31, 2010 due to the net loss for the period.

(2) The impact of unvested stock grants of 1,330,571 at March 31, 2010 is antidilutive for the three months ended March 31, 2010 due to the net loss for the period.

(k)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special-purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by  replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In January 2010, the FASB issued guidance clarifying the accounting for shareholder distributions where the shareholder has the ability to elect to have his/her distribution in the form of cash (up to a pre-determined maximum), stock or a combination of the two.  The amendments of the update provide that the stock portion of a distribution where the shareholder had the ability to elect the distribution as stock or cash (up to a pre-determined maximum) should be accounted for as a share issuance and thereby eliminate diversity in practice. The provisions of this update became effective for financial statements dated on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards:

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

(l)   Reclassifications

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	March 31, 2010
	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
Securities available for sale:
U.S. government agencies and government-sponsored entities	$20,072	$108	$—	$19,964
State and municipal	58,184	793	(3,142)	60,533
Mortgage-backed - agency / residential	129,476	1,991	(224)	127,709
Mortgage-backed - private / residential	9,879	29	(108)	9,958
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360
Total	$219,490	$2,921	$(3,474)	$220,043

	December 31, 2009
Securities available for sale:
U.S. government agencies and government-sponsored entities	$17,129	$—	$(329)	$17,458
State and municipal	60,827	820	(567)	60,574
Mortgage-backed - agency / residential	127,340	1,300	(889)	126,929
Mortgage-backed - private / residential	13,959	—	(567)	14,526
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360
Total	$221,134	$2,120	$(2,352)	$221,366

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2010:
Mortgage-backed securities — agency/residential	$15,760	$513	$(105)	$16,168

December 31, 2009:
Mortgage-backed securities — agency/residential	$9,942	$486	$—	$10,428

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at March 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$1,500	$1,528
Due after one year through five years	11,154	11,497
Due after five years through ten years	15,766	16,126
Due after ten years	52,077	49,105
Total AFS, excluding MBS, marketable equity and other securities	80,497	78,256
Mortgage-backed securities, marketable equity and other securities	139,546	141,234
Total available for sale	$220,043	$219,490

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$15,760	$16,168

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for Sale
State and municipal	$34,878	$(3,142)	—	—	$34,878	$(3,142)
Mortgage-backed securities — agency/residential	29,375	(224)	—	—	29,375	(224)
Mortgage-backed securities — private/residential	5,996	(108)	—	—	5,996	(108)
Held to Maturity
Mortgage-backed securities — agency/residential	6,363	(105)	—	—	6,363	(105)
Total temporarily impaired	$76,612	$(3,579)	$—	$—	$76,612	$(3,579)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for Sale
U.S. government agencies and government-sponsored entities	$17,129	$(329)	$—	$—	$17,129	$(329)
State and municipal	37,453	(567)	—	—	37,453	(567)
Mortgage-backed securities — agency/residential	50,163	(889)	—	—	50,163	(889)
Mortgage-backed securities — private/residential	13,959	(567)	—	—	13,959	(567)
Total temporarily impaired	$118,704	$(2,352)	$—	$—	$118,704	$(2,352)

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

At March 31, 2010, the Company owned four agency mortgage-backed securities (MBS) (including one that is classified as held to maturity), two private label mortgage-backed securities and one municipal bond in unrealized loss positions.  No security was in an unrealized loss position for greater than twelve months at March 31, 2010.  Generally, the fair value of our available for sale securities fluctuates as a result of changes in market interest rates.  A single municipal bond accounts for approximately 88% of the total unrealized loss at March 31, 2010.

All of the Company’s mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for three private-label mortgage-backed securities with a total fair value of $9.9 million.  Each of these private-label securities are senior tranches that were rated AAA by at least one major rating agency at March 31, 2010.  The decline in fair value is attributable to changes in interest rates and liquidity and not reflective of credit quality.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers’ current financial statements, including the related cash flows and interest payments.  Based on credit ratings on these bonds and our annual review, we concluded that the unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Loans on real estate:
Residential and commercial	$748,135	$760,719
Construction	111,231	105,612
Equity lines of credit	53,014	54,852
Commercial loans	448,908	521,016
Agricultural loans	17,203	18,429
Lease financing	4,014	4,011
Installment loans to individuals	34,986	36,175
Overdrafts	612	358
SBA and other	19,396	20,997
	1,437,499	1,522,169
Less:
Allowance for loan losses	(52,015)	(51,991)
Unearned discount	(2,428)	(2,561)
Net Loans	$1,383,056	$1,467,617

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$51,991	$44,988
Provision for loan losses	4,000	2,505
Loans charged-off	(4,271)	(10,262)
Recoveries on loans previously charged-off	295	367
Balance, end of period	$52,015	$37,598

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	March 31,	December 31,
	2010	2009
	(In thousands)
Impaired loans with a valuation allowance	$49,503	$21,039
Impaired loans without a valuation allowance	21,555	38,668
Total impaired loans	$71,058	$59,707
Valuation allowance related to impaired loans	$10,802	$6,603

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Average of individually impaired loans during period	$65,383	$56,516
Interest income recognized during impairment	$—	$11
Cash-basis interest income recognized	$—	$11

The gross interest income that would have been recorded in the year-to-date periods ended March 31, 2010 and March 31, 2009, if the loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination, if held for part of the period), was $1,584,000 and $1,518,000, respectively.  At March 31, 2010 and December 31, 2009, nonaccrual loans were $70,500,000 and $59,584,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(4)       Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for March 31, 2010 and March 31, 2009 were as follows (in thousands):

Balance as of December 31, 2008:	$484
Additions to OREO	14,259
Sales Proceeds	(251)
Losses and write-downs, net of gains	32
Balance as of March 31, 2009:	$14,524
Balance as of December 31, 2009:	$37,192
Additions to OREO	2,379
Sales Proceeds	(6,022)
Losses and write-downs, net of gains	(2,631)
Balance as of March 31, 2010:	$30,918

(5)       Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying deposits from customers acquired through past acquisitions.  As of March 31, 2010 and December 31, 2009, the Company’s only intangible asset was our Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful life	2010	2009
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(45,052)	(43,753)
Other intangible assets, net		$17,922	$19,222

Following is the aggregate amortization expense recognized in each period:

	Quarter Ended March 31,
	2010	2009
	(In thousands)
Amortization expense	$1,300	$1,582

(6)                  Borrowings

At March 31, 2010, our outstanding borrowings were $164,310,000 as compared to $164,364,000 at December 31, 2009. These borrowings at March 31, 2010 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB. However, as of March 31, 2010, there was no balance outstanding on this line of credit.

The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $264,166,000 at March 31, 2010 and $195,338,000 at December 31, 2009, which encompassed certain loans and securities as collateral for these borrowings.  The maximum credit allowance for future borrowings, including term notes and the line of credit, was $99,856,000 at March 31, 2010 and $30,974,000 at December 31, 2009.

The interest rate on the line of credit varies with the federal funds rate, and was 0.20% at March 31, 2010.  The term notes have fixed interest rates that range from 2.52% to 6.22%, with a weighted average rate of 3.17%.

(7)                  Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.85% and 5.87% at March 31, 2010 and December 31, 2009, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company (“Trusts”), which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trusts, the debentures or the preferred securities.  As of March 31, 2010, the Company was in compliance with all covenants of these subordinated debentures.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company notified the trustees of the four trusts that it would defer interest on all four of its subordinated debentures.  Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during such deferral period.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement.

The Company is not considered the primary beneficiary of these Trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of each Trust is included in other assets in the Consolidated Balance Sheets.

Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, along with the $60.6 million of 9% Series A Convertible Preferred Stock, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.  At March 31, 2010, approximately $43.6 million of the combined $100.6 million of the Trusts’ securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $57 million is treated as Tier 2 capital.

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

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, became callable at each quarterly interest payment date starting on July 7, 2008.  The Company has not called this security on any of its quarterly interest payment dates.   The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.   The Company has not called this security on any of its quarterly interest payment dates.   Under the terms of the Written Agreement, regulatory approval would have to be received prior to the call of any trust preferred issuance.

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2010 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2010	Variable	LIBOR + 2.65%	2.90%	4/15/2010
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2010	Variable	LIBOR + 3.10%	3.35%	4/7/2010

*                 Call date represents the earliest or next date the Company can call the debentures.

(8)                 Commitments

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following commitments were outstanding:

	March 31, 2010	December 31, 2009
	(In thousands)
Commitments to extend credit:
Variable	$283,390	$264,616
Fixed	30,690	40,486
Total commitments to extend credit	$314,080	$305,102

Standby letters of credit	$13,204	$14,917
Commercial letters of credit	$11,000	$11,000

At March 31, 2010, the rates on the fixed rate commitments to extend credit range from 2.50% to 9.00%.

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

The Bank enters into commercial letters of credit on behalf of its customers, which authorize a third party to draw drafts on the Bank up to a stipulated amount and with specific terms and conditions. A commercial letter of credit is a conditional commitment on the part of the Bank to provide payment on drafts drawn in accordance with the terms of the commercial letter of credit.

(9)                     Fair Value Measurements and Fair Value of Financial Instruments

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is valued based on appraisals performed by qualified licensed appraisers hired by the Company.   Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at March 31, 2010
U.S. government agencies and government-sponsored entities	$—	$20,072	$—	$20,072
State and municipal	—	23,306	34,878	58,184
Mortgage-backed securities — agency/residential	—	129,476	—	129,476
Mortgage-backed securities — private/residential	—	9,879	—	9,879
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative Assets	—	—	293	293
Derivative Liabilities	—	—	(256)	(256)

Assets/Liabilities at December 31, 2009
U.S. government agencies and government-sponsored entities	$—	$17,129	$—	$17,129
State and municipal	—	23,374	37,453	60,827
Mortgage-backed securities — agency/residential	—	127,340	—	127,340
Mortgage-backed securities — private/residential	—	13,959	—	13,959
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative Assets	—	—	206	206
Derivative Liabilities	—	—	(151)	(151)

See Note 11, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of March 31, 2010.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Quarter ended March 31, 2010
	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Balance December 31, 2009	$55	$37,453
Total unrealized (losses) included in:
Net Loss	(18)	—
Other Comprehensive Loss	—	(2,575)
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and (out) of level three	—	—
Balance March 31, 2010	$37	$34,878

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2010
Impaired loans	$—	$—	$42,469	$42,469
Loans held for sale	$—	$—	$11,506	$11,506

Assets at December 31, 2009
Impaired loans	$—	$—	$23,357	$23,357
Loans held for sale	$—	$—	$9,862	$9,862

Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $71,058,000 at March 31, 2010, after a partial charge-off of $2,329,000.  In addition, these loans have a specific valuation allowance of $10,802,000 at March 31, 2010.  Of the $71,058,000 impaired loan portfolio at March 31, 2010, $53,271,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining impaired loans valued at $17,787,000 were carried at cost at March 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at fair value at March 31, 2010 resulted in additional provision for loan losses of $8,130,000 during the first quarter 2010.  This provision was offset by a reduction to the general component of the allowance for loan losses.   At December 31, 2009, impaired loans had a carrying amount of $59,707,000 after a partial charge-off of $9,372,000.  In addition, these loans had a specific valuation allowance of $6,603,000 at December 31, 2009.  Of the $59,707,000 impaired loan portfolio at December 31, 2009, $30,235,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances.   The remaining $29,472,000 were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2010
Other real estate owned and foreclosed assets	$—	$—	$30,918	$30,918

Assets at December 31, 2009
Other real estate owned and foreclosed assets	$—	$—	$37,192	$37,192

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell.   The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Other real estate owned had a carrying amount of $30,918,000 at March 31, 2010, which is made up of an outstanding balance of $34,424,000, with a valuation allowance of $3,506,000.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$222,723	$222,723	$234,483	$234,483
Securities available for sale	219,490	219,490	221,134	221,134
Securities held to maturity	15,760	16,168	9,942	10,428
Bank stocks	17,143	n/a	17,160	n/a
Loans, net	1,383,056	1,406,681	1,467,617	1,494,649
Loans held for sale	11,506	11,506	9,862	9,862
Accrued interest receivable	6,817	6,817	6,675	6,675
Interest rate swaps, net	37	37	55	55

Financial liabilities:
Deposits	1,602,884	1,608,900	1,693,290	1,700,549
Federal funds purchased and sold under agreements to repurchase	18,387	18,387	22,990	22,990
Subordinated debentures	41,239	33,662	41,239	33,768
Long-term borrowings	164,310	171,832	164,364	171,345
Accrued interest payable	3,994	3,994	3,398	3,398

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

Nonfinancial instruments are excluded from the above disclosure.  Therefore, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based upon binding contracts and quotes from third party investors.

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

(10)              Stock-Based Compensation

Under the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”), the Company’s Board of Directors may grant stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in the Incentive Plan. The allowable stock-based compensation awards include the grant of Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Stock Awards, Stock Appreciation Rights and other Equity-Based Awards. The Incentive Plan provides that eligible participants may be granted shares of Company voting common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

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

The Incentive Plan authorized grants of stock based compensation awards of up to 2,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2010 and December 31, 2009 there were 1,330,571and 1,381,105 shares of unvested stock granted (net of forfeitures), with 509,815 and 524,815 shares available for grant under the Incentive Plan, respectively.  Of the 1,330,571 shares unearned at March 31, 2010, approximately 625,000 shares are expected to vest.  The Company does not expect any of the 630,000 shares of performance awards to vest.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2009	1,381,105	$7.15
Awarded	15,000	1.33
Forfeited	—	—
Vested	(65,534)	8.47
Unearned at March 31, 2010	1,330,571	$7.02

The Company recognized $371,000 and $61,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2010 and March 31, 2009, respectively.   The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $35,000 expense for the three months ended March 31, 2010, compared to a $186,000 expense for the same period in 2009.   The 2010 income tax effect related to share-based compensation arrangements included $176,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  At March 31, 2010, compensation cost of $1,557,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.6 years.   The fair value of awards that vested in the first quarter 2010 was approximately $91,000.

(11)              Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2010.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of March 31, 2010:

Derivatives not designated as hedging instruments
Interest Rate Products	$293	$256

Total derivatives not designated as hedging instruments	$293	$256

The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

None of the Company’s derivatives are designated as qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009.  The Company executes interest rate swaps with commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,257,000, and two offsetting interest rate swaps with a total notional amount of $23,257,000; for an aggregate notional amount of $46,514,000 related to this program.  During the three months ended March 31, 2010, the Company recognized a net loss of $18,000 related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the three months ended March 31, 2010:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative Three Months Ended March 31, 2010
		(In thousands)
Interest Rate Products	Other non-interest income	$(18)

Total		$(18)

(12)              Capital Ratios

The Company’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” at March 31, 2010 and December 31, 2009 as follows:

	Ratio at March 31, 2010	Ratio at December 31, 2009	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	14.28%	13.80%	8.00%	N/A
Guaranty Bank and Trust Company	13.40%	12.82%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.64%	9.43%	4.00%	N/A
Guaranty Bank and Trust Company	12.12%	11.55%	4.00%	6.00%
Leverage Ratio
Consolidated	7.94%	7.89%	4.00%	N/A
Guaranty Bank and Trust Company	9.90%	9.66%	4.00%	5.00%

(13)              Written Agreement

On January 22, 2010, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”).   The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition.  The Agreement also requires the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company’s annual cash flow projections.

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

(14)              Total Comprehensive Income (loss)

The following table presents the components of other comprehensive loss and total comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income (loss)	$(1,845)	$436
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	(335)	2,372
Less: Reclassification adjustments for gains included in income	(14)	—
Net unrealized holding gains (losses)	(321)	2,372
Income tax benefit (expense)	123	(904)
Other comprehensive income (loss)	(198)	1,468
Total comprehensive income (loss)	$(2,043)	$1,904

(15)              Preferred Stock

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

(16)              Legal Contingencies

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

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 6, 7, 7A and 8 of our 2009Annual Report on Form 10-K.  Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its bank subsidiary.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Guaranty Bancorp on a consolidated basis.  References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans, including energy loans, real estate loans, including construction loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest, including loan origination fees, received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Based in part on the results of our regularly scheduled examination by the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”) in May 2009, the holding company and the Bank entered into a Written Agreement on January 22, 2010 with the Federal Reserve and CDB (the “Written Agreement”).

The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that address the following items (i) strengthening board oversight of the management and operations of the Bank; (ii) strengthening credit risk management practices; (iii) strengthening the Bank’s management of commercial real estate concentrations; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) maintaining sufficient capital at the Bank; (vii) improving the management of the Bank’s liquidity position and funds management practices; (viii) reducing the Bank’s reliance on brokered deposits; and (ix) improving the Bank’s earnings and overall condition through a business plan and budget.  The Agreement also requires the Company to prepare and submit to the Federal Reserve (i) a written plan that address maintaining sufficient capital at the Company and the Bank and (ii) a written statement of the Company’s annual cash flow projections.

In addition, the Agreement (i) requires the Bank’s board of directors or a designated committee thereof to approve any extension, renewal or restructuring of any credit to any borrower whose loans have been criticized by the Federal Reserve and/or the CDB; (ii) requires the Bank to charge off or collect certain problem loans; (iii) requires the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance; (iv) restricts the Bank from accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits; (v) requires the Company and the Bank to comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act and Subpart H of Regulation Y of the Board of Governors of the Federal Reserve System in connection with appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position; and (vi) requires the Company and the Bank to comply with the restrictions on indemnification and severance payments of Section 18(k) of the Federal Deposit Insurance Act and Part 359 of the FDIC’s regulations.

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

The Board of Directors and management of the Company and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis.  All Written Plans were submitted to the Federal Reserve and CDB in a timely manner during the first quarter 2010.  Approval was obtained for the Bank’s plan to reduce its reliance on brokered deposits, and such plan was adopted by the Bank’s board of directors in March 2010.   The holding company and Bank are waiting for regulatory approval of the remaining plans submitted in March 2010.

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change -
			Favorable
	2010	2009	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$23,321	$24,860	$(1,539)
Interest expense	6,689	9,142	2,453
Net interest income	16,632	15,718	914
Provision for loan losses	4,000	2,505	(1,495)
Net interest income after provision for loan losses	12,632	13,213	(581)
Noninterest income	2,422	2,894	(472)
Noninterest expense	18,126	15,460	(2,666)
Income (loss) before income taxes	(3,072)	647	(3,719)
Income tax expense (benefit)	(1,227)	211	1,438
Net income (loss)	(1,845)	436	(2,281)
Preferred stock dividends	(1,360)	—	(1,360)
Net income (loss) applicable to common stockholders	$(3,205)	$436	$(3,641)

Share Data:
Basic earnings (loss) per common share	$(0.06)	$0.01	$(0.07)
Diluted earnings (loss) per common share	$(0.06)	$0.01	$(0.07)
Average common shares outstanding	51,607,044	51,277,748	329,296
Diluted average common shares outstanding	51,607,044	51,277,930	329,114

	March 31,	December 31,	Percent
	2010	2009	Change
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	14.28%	13.80%	3.48%
Loans, net of unearned discount to deposits	89.53%	89.74%	(0.23)%
Allowance for loan losses to loans, net of unearned discount	3.62%	3.42%	5.94%

The $1.8 million first quarter 2010 net loss (excluding the preferred stock dividend) is $2.3 million lower than the first quarter 2009 net income of $0.4 million.  The primary reason for the decrease from the prior year period is a $1.5 million increase in the provision for loan losses, as well as a $2.7 million increase in noninterest expense primarily from higher other real estate expenses. These items were partially offset by a $0.9 million increase in net interest income and a tax benefit on these items.

On August 11, 2009, the Company issued 59,053 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share.  The Company received $57.9 million, net of expense, from the issuance of these shares, which significantly increased our capital.  The quarterly dividend on the preferred stock is included in the net income (loss) applicable to common stockholders.

Net interest income increased by $0.9 million in the first quarter 2010 as compared to the same period in 2009.  Although average earning assets declined in the first quarter 2010 as compared to the same quarter in 2009, overall net interest income increased due to an increase in net interest margin resulting from higher loan yields and lower deposit costs.

Although the provision for loan losses increased in the first quarter 2010, as compared to the same quarter in 2009, this is the second consecutive quarter of significant declines in the provision for loan losses.  Overall classified loans and delinquent loans have declined over the past two quarters.

Noninterest expense increased by $2.7 million in the first quarter 2010, as compared to the same quarter in 2009.  This increase is primarily attributable to a $2.7 million increase in other real estate expense as a result of write-downs on other real estate owned properties resulting from valuation adjustments and sales.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands)
Net interest income	$16,632	$16,284	$14,911	$15,860	$15,718
Interest rate spread	3.10%	2.81%	2.65%	2.77%	2.62%
Net interest margin	3.50%	3.26%	3.14%	3.38%	3.26%
Net interest margin, fully tax equivalent	3.58%	3.34%	3.23%	3.46%	3.34%

First quarter 2010 net interest income of $16.6 million increased by $0.9 million from the first quarter 2009.  This increase is a result of a $4.8 million favorable rate variance, which was mostly offset by a $3.9 million unfavorable volume variance. (see Table 4).

The $4.8 million favorable rate variance from the prior year first quarter is primarily attributable to a 24 basis point increase in net interest margin in the first quarter 2010 as compared to the same quarter in 2009. This increase in net interest margin is primarily due to a 47 basis point increase in loan yields in the first quarter 2010 as compared to the same period in 2009, as well as a 74 basis point decline in the cost of funds over the same period.  There were no overall declines in the targeted federal funds rates or the prime rate throughout 2009.  The increase in loan yields throughout 2009 and into 2010 is a result of favorable repricing on matured loans, primarily as a result of the implementation of a minimum rate, or floor, on variable rate loans.   Similarly, the decline in the cost of funds is a result of lower deposit costs that are primarily attributable to lower costs on renewed and new time deposits throughout 2009 and into 2010.

The $3.9 million unfavorable volume variance is mostly attributable to a $26.4 million decrease in average total earning assets for the first quarter 2010 as compared to the same period in 2009.  The average balance of loans decreased from the same period in the prior year by $361.1 million, primarily as a result of management’s efforts to reduce overall risk in the loan portfolio. In the first quarter 2010, the Company had approximately $190.3 million in earnings assets earning 25 basis points on an overnight basis, compared to just $5.2 million in average earning assets earning 27 basis points on an overnight basis in the same period in 2009.   Net interest margin would have been approximately 35 basis points higher in the first quarter 2010 without the $190.3 million in low-yielding overnight assets. Management continues to explore alternatives to deploy these low-yielding overnight assets in order to improve overall net interest margin.  In addition to modest anticipated loan growth and purchases of investment securities, it is expected that we will not renew between $90 million and $125 million of time deposits throughout the remainder of 2010.

The Company believes that it remains slightly asset sensitive at the end of the first quarter 2010 over the long term in a rising rate environment, and therefore, expects that as interest rates rise, net interest income will also increase.

On a linked quarter basis, net interest margin increased for the second consecutive quarter.  Overall net interest margin increased to 3.50% in the first quarter 2010 from 3.26% for the fourth quarter 2009 and 3.14% in the third quarter 2009.  Although there were no changes in the federal funds rate or prime rates during this time, the increases in net interest margin are a result of management efforts to address falling interest rates through the utilization of loan floors and higher minimum pricing on renewed and new loans and to lower deposit costs.  Partially offsetting these efforts was a significant increase to the Company’s short-term liquidity position starting in the third quarter 2009.  Excluding these low-yielding cash equivalents, the Company’s net interest margin would have been 17 basis points higher in the third quarter 2009, 29 basis points higher in the fourth quarter 2009 and 35 basis points higher in the first quarter 2010.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 3

	Quarter Ended March 31,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,492,630	$20,784	5.65%	$1,808,727	$23,076	5.17%
Investment securities (1)
Taxable	168,348	1,516	3.65%	48,944	726	6.02%
Tax-exempt	60,055	720	4.86%	63,813	767	4.88%
Bank Stocks(4)	17,115	185	4.38%	28,274	288	4.13%
Other earning assets	190,302	116	0.25%	5,175	3	0.27%
Total interest-earning assets	1,928,450	23,321	4.90%	1,954,933	24,860	5.16%
Non-earning assets:
Cash and due from banks	25,545			29,947
Other assets	112,935			80,800

Total assets	$2,066,930			$2,065,680

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$164,731	$79	0.19%	$140,136	$88	0.25%
Money market	335,577	726	0.88%	297,386	630	0.86%
Savings	72,914	45	0.25%	70,120	55	0.32%
Time certificates of deposit	708,897	3,863	2.21%	719,600	6,352	3.58%
Total interest-bearing deposits	1,282,119	4,713	1.49%	1,227,242	7,125	2.35%
Borrowings:
Repurchase agreements	19,239	43	0.90%	17,007	37	0.89%
Federal funds purchased(5)	51	0	0.77%	285	1	0.87%
Subordinated debentures	41,239	632	6.21%	41,239	658	6.47%
Borrowings	164,327	1,301	3.21%	171,848	1,321	3.12%
Total interest-bearing liabilities	1,506,975	6,689	1.80%	1,457,621	9,142	2.54%
Noninterest bearing liabilities:
Demand deposits	352,937			432,080
Other liabilities	13,105			12,122
Total liabilities	1,873,017			1,901,823
Stockholders’ Equity	193,913			163,857
Total liabilities and stockholders’ equity	$2,066,930			$2,065,680

Net interest income		$16,632			$15,718
Net interest margin			3.50%			3.26%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.58% and 3.34% for the three months ended March 31, 2010 and March 31, 2009, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.5 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the first quarter 2010 rounded to zero.

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

Table 4

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(2,292)	$2,514	$(4,806)
Investment Securities
Taxable	790	(152)	942
Tax-exempt	(47)	(2)	(45)
Bank Stocks	(103)	19	(122)
Other earning assets	113	—	113
Total interest income	(1,539)	2,379	(3,918)

Interest expense:
Deposits:
Interest-bearing demand	(9)	(35)	26
Money market	96	14	82
Savings	(10)	(12)	2
Time certificates of deposit	(2,489)	(2,396)	(93)
Repurchase agreements	6	1	5
Federal funds purchased	(1)	(1)	—
Subordinated debentures	(26)	(26)	—
Borrowings	(20)	44	(64)
Total interest expense	(2,453)	(2,411)	(42)
Net interest income	$914	$4,790	$(3,876)

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

In the first quarter 2010, the Company recorded a provision for loan losses of $4.0 million, compared to $2.5 million in the first quarter 2009 and $10.0 million in the fourth quarter 2009.  Of the $4.0 million of provision for loan losses in the first quarter 2010, approximately $8.1 million was related to a change in the specific component of the allowance for loan losses, partially offset by a $4.1 million decrease in the general component of the allowance for loan losses.  The specific component of the allowance for loan losses related to charge-offs on impaired loans coupled with a higher allocation for impaired loans.  The decrease in the general component of the allowance for loan losses is primarily due to continued declines in the overall levels of classified, special mention and watch list loans, as well as a decrease in the balance of loans that are allocated a general component of the allowance for loan losses.

The Company determined that the provision for loan losses made during the first quarter 2010 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of March 31, 2010.

Net charge-offs in the first quarter 2010 were $4.0 million, as compared to $9.9 million for the same quarter in 2009, and $7.1 million in the fourth quarter 2009.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands)
Noninterest income:
Customer service and other fees	$2,214	$2,206	$2,281	$2,354	$2,679
Gain (loss) on sale of securities	14	(1)	(1)	—	—
Other	194	127	242	277	215
Total noninterest income	$2,422	$2,332	$2,522	$2,631	$2,894

Noninterest income for the first quarter 2010 remained relatively flat as compared to the fourth quarter 2009, and declined by approximately $0.5 million from the first quarter 2009.

The decline in noninterest income in the first quarter 2010 as compared to the same quarter in 2009 is mostly due to customer service and other fees, which declined primarily as a result of a $0.2 million decrease in analysis account fees due to lower activity, as well as a net $0.3 million decline in all other fee income.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 6

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,563	$6,560	$6,536	$6,712	$6,739
Occupancy expense	1,890	1,854	1,908	1,926	1,921
Furniture and equipment	976	1,060	1,103	1,147	1,131
Amortization of intangible assets	1,300	1,556	1,559	1,581	1,582
Other real estate owned	2,749	3,281	1,654	915	48
Insurance and assessment	1,812	1,612	1,688	2,195	1,041
Professional fees	877	963	516	896	849
Other general and administrative	1,959	2,860	2,517	2,346	2,149
Total noninterest expense	$18,126	$19,746	$17,481	$17,718	$15,460

Noninterest expense increased by $2.7 million, or 17.2%, to $18.1 million for the first quarter 2010, as compared to the first quarter 2009, and decreased by $1.6 million from the fourth quarter 2009.

The $2.7 million increase in noninterest expense in the first quarter 2010 as compared to the same period in 2009 is mostly due to a $2.7 million increase in other real estate owned expense and a $0.8 million increase in insurance and assessments.  These increases were partially offset by a $0.2 million decrease in salaries and employee benefits, a combined $0.2 million decrease in occupancy and furniture & equipment expense, a $0.3 million decrease in amortization of intangible assets and a $0.2 million decrease in other general and administrative expense.  The $2.7 million increase in other real estate owned expense in the first quarter 2010 as compared to the same period in 2009 is due to write-downs on other real estate owned properties resulting from valuation adjustments and sales.  The $0.8 million increase in insurance and assessments is mostly due to higher FDIC insurance premiums in 2010 as compared to 2009.

The $1.6 million decline in noninterest expense in the first quarter 2010 as compared to the fourth quarter 2009 is due mostly to a $0.9 million decline in other general and administrative expense, a $0.5 million decline in other real estate owned expense and a $0.3 million decline in amortization of intangible assets.  The decrease in other general and administrative expenses is due to several decreases in miscellaneous other expenses.  The decline in other real estate owned expense is due to a decline in write-downs on other real estate owned properties resulting from valuation adjustments and sales.  The decrease in intangible asset amortization is due to accelerated amortization on our core deposit intangible assets.

Income Taxes

The effective tax benefit was 39.9% for the three months ending March 31, 2010 as compared to an effective tax rate of 32.6% for the same period in 2009.  The primary difference between the expected benefit and the effective tax benefit for the three months ended March 31, 2010 is tax-exempt income.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  This analysis is updated quarterly and adjusted as necessary.  At the end of the first quarter 2010, based on the Company’s ability to carryback up to $9.4 million of potential tax losses generated in future years to prior years and various tax planning strategies, including sale leaseback of certain locations, the Company has determined that a valuation allowance for deferred tax assets is not required.

Because the Company continues to have a deferred tax asset, the Company will, on a quarterly basis, evaluate the need for a valuation allowance and whether the allowance should be adjusted based on then available evidence.  If the Company continues to record a net loss for financial reporting purposes in 2010, it may record a valuation allowance related to its deferred tax assets depending on then available evidence.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands)
Cash and due from banks	$222,723	$234,483	$148,194	$47,096	$35,982
Total investments	252,393	248,236	209,297	124,952	139,387
Total loans	1,435,071	1,519,608	1,587,265	1,651,572	1,757,103
Total assets	2,030,331	2,127,580	2,057,378	1,944,867	2,036,395
Earning assets	1,898,553	1,985,059	1,921,726	1,800,472	1,902,670
Deposits	1,602,884	1,693,290	1,632,436	1,560,730	1,639,797

At March 31, 2010, the Company had total assets of $2.0 billion, or $97.2 million less than the $2.1 billion of total assets at December 31, 2009.  The decline in assets from December 31, 2009 is mostly due to an $84.5 million decline in loans, net of unearned discount.  Most of this decrease was in commercial loans.  The decline in commercial loans is partly attributable to planned efforts by the bank to reduce lower yielding syndicated and participated loans.

Although total assets remained relatively flat at March 31, 2010 as compared to March 31, 2009, there was a change in the mix of assets as total loans declined by $322 million, while investment securities increased by $113 million and cash and cash equivalents increased by $187 million.  The increase in cash and cash equivalents is primarily a result of management’s decision to improve the bank’s overall liquidity position.  Management continues to evaluate alternatives to utilize this additional low-yielding liquidity in the existing interest-rate environment in order to improve our future net interest margin.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands)
Real estate - Residential and Commercial	$748,135	$760,719	$715,005	$682,923	$658,982
Real estate - Construction	111,231	105,612	163,074	190,197	250,665
Equity lines of credit	53,014	54,852	56,591	55,812	52,679
Commercial	448,908	521,016	573,562	639,462	714,218
Agricultural	17,203	18,429	19,428	22,764	22,686
Consumer	34,986	36,175	38,704	37,878	38,220
Leases receivable and other	24,022	25,366	23,671	25,506	22,828
Total gross loans	1,437,499	1,522,169	1,590,035	1,654,542	1,760,278
Less: allowance for loan losses	(52,015)	(51,991)	(49,038)	(43,041)	(37,598)
Unearned discount	(2,428)	(2,561)	(2,770)	(2,970)	(3,175)
Loans, net of unearned discount	$1,383,056	$1,467,617	$1,538,227	$1,608,531	$1,719,505

Loans held for sale at lower of cost or market	$11,506	$9,862	$5,500	$5,250	$5,175

There were $912.4 million of real estate loans at March 31, 2010, compared to $921.2 million at December 31, 2009 and $962.3 million at March 31, 2009.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution is actively involved in commercial real estate lending if total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  For our Bank, the total reported commercial real estate loans to total capital is 327% at March 31, 2010, as compared to 329% at December 31, 2009, and 399% at March 31, 2009.  Loans secured by commercial real estate, as prescribed under the regulatory concentration guidelines, decreased by $9.4 million, or 1.3%, to $733.2 million at March 31, 2010, as compared to $742.6 million at December 31, 2009.  Management employs heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral.  The overall decline in loans in 2009 and 2010 is partially attributable to management’s efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate.  Further, management has worked to reduce the volume of lower yielding syndicated and participated loans.

The $139.4 million decrease in construction loans, and the $89.2 million increase in residential and commercial real estate loans at March 31, 2010 as compared to March 31, 2009 is partially due to reclassifying $124.0 million of construction loans to residential and commercial real estate loans because of the completion of the underlying building projects and the commencement of amortization on these loans.  A portion of the remainder of the decrease in construction loans was a result of payoffs on existing loans, as well as moving loans to other real estate owned during 2009 and 2010.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado.  At March 31, 2010, the Company did not have any significant concentrations in any particular industry.

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

Table 9

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$70,500	$59,584	$81,035	$52,483	$57,299
Other impaired loans	558	123	150	2,671	911
Total nonperforming loans	$71,058	$59,707	$81,185	$55,154	$58,210
Other real estate owned and foreclosed assets	30,918	37,192	32,246	34,746	14,524
Total nonperforming assets	$101,976	$96,899	$113,431	$89,900	$72,734

Impaired loans	$71,058	$59,707	$81,185	$55,154	$58,210
Allocated allowance for loan losses	(10,802)	(6,603)	(7,515)	(7,291)	(6,342)
Net investment in impaired loans	$60,256	$53,104	$73,670	$47,863	$51,868
Accruing loans past due 90 days or more	$558	$123	$9,140	$2,671	$911
Loans past due 30-89 days	$21,956	$21,709	$52,443	$39,836	$31,957
Loans charged-off	$4,271	$7,618	$14,618	$13,509	$10,262
Recoveries	(295)	(566)	(615)	(347)	(367)
Net charge-offs	$3,976	$7,052	$14,003	$13,162	$9,895
Provision for loan losses	$4,000	$10,005	$20,000	$18,605	$2,505
Allowance for loan losses	$52,015	$51,991	$49,038	$43,041	$37,598

Allowance for loan losses to loans, net of unearned discount	3.62%	3.42%	3.09%	2.61%	2.14%
Allowance for loan losses to nonaccrual loans	73.78%	87.26%	60.51%	82.01%	65.62%
Allowance for loan losses to nonperforming assets	51.01%	53.65%	43.23%	47.88%	51.69%
Allowance for loan losses to nonperforming loans	73.20%	87.08%	60.40%	78.04%	64.59%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	6.96%	6.22%	7.00%	5.33%	4.11%
Annualized net charge-offs to average loans	1.08%	1.77%	3.42%	3.05%	2.22%
Nonaccrual loans to loans, net of unearned discount	4.91%	3.92%	5.11%	3.18%	3.26%
Loans 30-89 days past due to loans, net of unearned discount	1.53%	1.43%	3.30%	2.41%	1.82%

Nonperforming assets at March 31, 2010 increased by $5.1 million from December 31, 2009, primarily as a result of a $10.9 million increase in nonaccrual loans, partially offset by a $6.3 million decrease in other real estate owned.

At March 31, 2010, approximately $39.9 million, or 56%, of all nonperforming loans outstanding were residential construction, land and land development.  At December 31, 2009, approximately $25.8 million, or 43%, of all nonperforming loans were residential construction, land and land development loans.  The increase in nonperforming loans is primarily a result of one syndicated credit that was downgraded by the lead bank, of which our share is $19.1 million.  The amount of the allowance for loan losses allocated to this loan is $1.4 million.  The underlying collateral on this syndicated credit is a for-rent multifamily project which is essentially leasing to plan; however, the loan was placed on nonaccrual status due to the lead bank’s ongoing negotiations to reach a broader settlement with the borrower on this property and other projects from the same borrower in which we do not participate.

At March 31, 2010, approximately $16.1 million, or 23%, of all nonperforming loans outstanding were commercial real estate loans.  At December 31, 2009, approximately $12.2 million, or 21%, of all nonperforming loans were commercial real estate loans.

The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of Thrift Supervision.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans.  During the first quarter 2010, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans as described above, has declined to $72.0 million at March 31, 2010 as compared to $101.0 million at December 31, 2009 and $103.7 million at March 31, 2009.  Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan under stress versus only their current condition.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

Net charge-offs in the first quarter 2010 were $4.0 million, as compared to $7.1 million in the fourth quarter 2009, and $9.9 million in the first quarter 2009.  Impaired loans as of March 31, 2010 totaled $71.1 million, as compared to $59.7 million at December 31, 2009, and $58.2 million at March 31, 2009.

Other real estate owned is $30.9 million at March 31, 2010, compared to $37.2 million at December 31, 2009.  The balance at March 31, 2010 is comprised of approximately 25 separate properties of which $13.2 million is land; $16.9 million is commercial real estate including multi-family units; and $0.8 million is residential real estate.  The balance at December 31, 2009 is comprised of approximately 27 separate properties of which $15.4 million is land; $20.5 million is commercial real estate, including multi-family units; and $1.3 million is residential real estate.

At March 31, 2010, no additional funds are committed to be advanced in connection with impaired loans.

At March 31, 2010, there were fourteen construction loans to eleven borrowers with a remaining interest reserve of approximately $2.6 million.  Additionally, at March 31, 2010, the amount of troubled debt restructurings is immaterial.

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

The ratio of allowance for loan losses to total loans was 3.62% at March 31, 2010, as compared to 3.42% at December 31, 2009 and 2.14% at March 31, 2009.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectibility as described above.  Management also looks at risk ratings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above.  Loans segregated by risk ratting categories watch or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded in 2010 was required in order for the Company to maintain the allowance for loan losses (3.62% of total loans as of March 31, 2010) at a level necessary for the probable incurred losses inherent in the loan portfolio as of March 31, 2010.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $10.8 million, or 20.8%, of the $52.0 million allowance for loan losses at March 31, 2010, relates to loans with specific allowance allocations.  This compares to a specific reserve of $6.6 million, or 12.7%, of the total allowance for loan losses at December 31, 2009.  The increase in the percent of the portfolio from specific reserves is attributable to lower collateral values associated with three land and land development loans obtained from appraisals received as part of the Company’s ongoing credit management process.  The general reserve as a percent of overall loans, net of unearned discount, was 2.87% at March 31, 2010, as compared to 2.99% at December 31, 2009.  The decrease in the general reserve as a percent of loans, net of unearned discount, is due to continued declines in internally classified loans as discussed above under Nonperforming Assets.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 10

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$51,991	$44,988
Loan charge-offs:
Real estate - Residential and Commercial	578	606
Real estate - Construction	2,668	9,252
Commercial	878	258
Consumer	98	98
Lease receivable and other	49	48
Total loan charge-offs	4,271	10,262
Recoveries:
Real estate - Residential and Commercial	60	176
Real estate - Construction	64	47
Commercial	144	117
Agricultural	—	2
Consumer	22	25
Lease receivable and other	5	—
Total loan recoveries	295	367
Net loan charge-offs	3,976	9,895
Provision for loan losses	4,000	2,505
Balance, end of period	$52,015	$37,598

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

The carrying value of our portfolio of investment securities at March 31, 2010 and December 31, 2009 was as follows:

Table 11

	March 31,	December 31,	Increase	%
	2010	2009	(Decrease)	Change
	(In thousands)
Securities available-for-sale:
U.S. Government agencies and government- sponsored entities	$20,072	$17,129	$2,943	17.2%
State and municipal	58,184	60,827	(2,643)	(4.3)%
Mortgage backed securities – agency/residential	129,476	127,340	2,136	1.7%
Mortgage backed securities – private/residential	9,879	13,959	(4,080)	(29.2)%
Marketable equity	1,519	1,519	—	—
Other securities	360	360	—	—
Total securities available-for-sale	$219,490	$221,134	$(1,644)	(0.7)%

Securities held-to-maturity:
Mortgage backed securities – agency/residential	$15,760	$9,942	$5,818	58.5%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At March 31, 2010, there were three private-label mortgage backed securities with a carrying value of approximately $9.9 million.  Each of the private-label mortgage backed securities is a senior tranche and was AAA rated as of March 31, 2010.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available-for-sale investment securities at March 31, 2010 was $219.5 million, compared to the December 31, 2009 carrying value of $221.1 million.  The net change represented a sale of a private-label mortgage backed security during the quarter, with purchases of additional U.S. Government-sponsored entity bonds.

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

Fair values for U.S. Treasury securities, U.S. government agencies and government-sponsored entities and mortgage backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data.  Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools.   Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data.   Additional data used to compute the fair value of mortgage backed securities — private/residential include independent bond ratings.

One municipal bond related to a hospital was priced using significant unobservable inputs.  Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks.

Management concluded that the unrealized loss position on the Company’s securities was a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.   In addition, we do not have the intention to sell the securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell the securities prior to a recovery in their value.   Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

At March 31, 2010 and December 31, 2009, we held $17.1 million and $17.2 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West.  These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 12

	At March 31, 2010		At December 31, 2009
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$363,059	22.66%	$366,103	21.62%
Interest bearing demand	165,315	10.31%	171,844	10.15%
Money market	321,603	20.06%	352,127	20.80%
Savings	74,537	4.65%	71,816	4.24%
Time	678,370	42.32%	731,400	43.19%

Total deposits	$1,602,884	100.00%	$1,693,290	100.00%

At the end of the first quarter 2010, deposits were $1.6 billion as compared to $1.7 billion at December 31, 2009, reflecting a decrease of $90.4 million.

Excluding time deposits, deposits declined by $37.4 million during the first quarter of 2010 primarily as a result of a decrease in our customers’ available balances due to seasonality and customer cash flow needs.  Although overall balances declined during the first quarter 2010, there was a net increase in the number of transaction and savings accounts.   Noninterest bearing deposits comprised approximately 22.7% of total deposits at March 31, 2010, as compared to 21.6% at December 31, 2009.  Noninterest bearing deposits help mitigate overall deposits funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits declined by $53.0 million during the first quarter of 2010.   There was a $23.7 million decrease in brokered deposits to $267.5 million, including $36.4 million of reciprocal deposits with other banks through the Certificate of Deposit Account Registry Service (CDARS), during this time frame.  During the second quarter 2010, it is anticipated that approximately $11.6 million of brokered deposits at an average rate of 4.17% will mature and not be replaced, and in the third quarter 2010, another $53.8 million of brokered deposits at an average rate of 0.92% will mature.  Management intends to utilize a portion of its cash and cash equivalents at March 31, 2010 to replace all or most of the time deposits that are redeemed during the third quarter 2010.

Borrowings and Subordinated Debentures

At March 31, 2010, our outstanding borrowings were $164,310,000 as compared to $164,364,000 at December 31, 2009.

The borrowings at March 31, 2010 consisted of 16 separate fixed-rate term notes with the FHLB at our Bank level, with maturities ranging from 8 to 94 months.  Approximately $140 million of the FHLB term advances at March 31, 2010 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  The Bank also had a line of credit with the FHLB at March 31, 2010, but there was no balance outstanding on this line of credit as of that date.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at March 31, 2010 and December 31, 2009 was $264.2 million and $195.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.20% and 0.18% at March 31, 2010 and December 31, 2009, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at March 31, 2010.

At March 31, 2010, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.85%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly.   Management did not call either of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.  Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continues to defer interest for the first quarter of 2010.  Such a deferral is not an event of default and the interest continues to accrue.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement.

The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  The Bank is required to maintain similar capital levels under capital adequacy guidelines.  At March 31, 2010, the Bank’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 13

	Ratio at March 31, 2010	Ratio at December 31, 2009	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	14.28%	13.80%	8.00%	N/A
Guaranty Bank and Trust Company	13.40%	12.82%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.64%	9.43%	4.00%	N/A
Guaranty Bank and Trust Company	12.12%	11.55%	4.00%	6.00%
Leverage Ratio
Consolidated	7.94%	7.89%	4.00%	N/A
Guaranty Bank and Trust Company	9.90%	9.66%	4.00%	5.00%

On August 11, 2009, the Company issued $57.9 million, net of expenses, of Series A Convertible Preferred Stock.   This Preferred Stock is treated as a restricted core capital element for Tier 1 capital purposes at the consolidated level.  As a result of this issuance, the Company contributed an aggregate of $40.0 million of capital into the Bank.  This issuance and the contribution of capital into the bank subsidiary have improved the Company’s and the Bank’s regulatory capital ratios.

In December 2009, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $100 million in securities. The SEC declared the registration statement effective on February 11, 2010. The Company does not have any current plans to raise additional capital, however, the shelf registration provides us with the ability to raise capital, subject to SEC rules, if  the Board of Directors decides to do so.

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

At the dates indicated, the following commitments were outstanding:

Table 14

	March 31, 2010	December 31 2009
	(In thousands)
Commitments to extend credit:
Variable	$283,390	$264,616
Fixed	30,690	40,486
Total commitments to extend credit	$314,080	$305,102

Standby letters of credit	$13,204	$14,917
Commercial letters of credit	$11,000	$11,000

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets.  At March 31, 2010, the Company had $222.7 million of cash and cash equivalents, including $199.6 million of interest bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $22.0 million of investment securities that were overpledged at March 31, 2010 and $54.4 million of unpledged securities.

The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009, which has subsequently been extended through December 31, 2013.  The FDIC also implemented a Transaction Account Guarantee (TAG) program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts.  The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program.  The TAG program has been extended by the FDIC through December 31, 2010, with an option to extend it through 2011.  The Bank expects to continue to participate in the TAG program for its duration.  As of March 31, 2010, the Bank had approximately 259 accounts with approximately $92.5 million of balances in excess of $250,000 covered under the TAG program.  Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2008. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.   As of March 31, 2010, the Company had approximately $36.4 million of deposits in the CDARS® program.  For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs.   In addition to the $199.6 million of interest bearing deposits at banks, the $22.0 million of overpledged investment securities and $54.4 million of unpledged securities at March 31, 2010 as discussed above, the Bank had approximately $99.9 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $10.3 million of availability with the Federal Reserve discount window.

Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits.  Additionally, the Bank submitted a written plan to improve the Bank’s liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits.  Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest bearing deposits in banks and investment securities. During 2010, approximately $66.5 million of brokered deposits (excluding CDARS®) are expected to mature, although the Company may renew or rollover a portion of those brokered deposits.  As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company.  In addition, the Bank could pay dividends or make other capital distributions to the holding company.  The Written Agreement prohibits the Bank from paying dividends without the prior written approval of the Federal Reserve and CDB.  Accordingly, the Bank’s ability to pay dividends to the holding company and the holding company’s ability to pay cash dividends on its common or preferred stock will be restricted until the Written Agreement is terminated.

The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.  The Written Agreement prohibits the Company from paying dividends without the prior written approval of the Federal Reserve.  Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated.  Under the terms of our trust preferred financings, we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

On March 31, 2010, a non-bank subsidiary of the holding company purchased two loans held-for-sale from the Bank for $6.2 million and a foreclosed asset for $7.5 million.  It is anticipated that each of these assets will be sold in the second quarter at book value.  After these transactions settled, the holding company held approximately $4.4 million of cash.  Based on cash flow projections for the holding company, we estimate that this cash is sufficient to meet the operating needs of the holding company for over three years assuming that the holding company continues to defer interest on its trust preferred securities.

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, derivatives, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.  A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2009 Annual Report Form 10-K for the fiscal year ended December 31, 2009.  There have been no changes to the critical accounting policies listed in the Company’s 2009 Annual Report Form 10-K during 2010.

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

As of March 31, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $256,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at the termination value.

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

We monitor and evaluate our interest rate risk position on at least a quarterly basis using net interest income simulation analysis under 100 and 200 basis point change scenarios (see below). Each of these analyses measures different interest rate risk factors inherent in the financial statements.

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

The following table shows the net interest income increase or decrease over the next twelve months as of March 31, 2010 and 2009:

Table 15

	Annualized Net Interest Income
	March 31, 2010	March 31, 2009
MARKET RISK:	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$4,074	$7,951
100	1,355	3,723
Static	—	—
(100)	791	2,144
(200)	140	3,642

Overall, the Company believes it is asset sensitive, but is less asset sensitive than one year ago.  At March 31, 2010, the Company is positioned to have a short-term favorable interest income impact in a 200 basis point or 100 basis point rising rate environment.  The primary reason for being less asset sensitive at March 31, 2010 as compared to March 31, 2009, is the impact of minimum rates, or floors, on many variable rate loans in the loan portfolio.  This minimum pricing will cause interest rates on variable rate loans to reprice less rapidly in a rising rate environment than was projected in the prior year.  Many of these variable rate loans are based on a spread to prime, which is currently at 3.25%. The most common minimum rate is between 5.0% and 5.5%.  As rates rise, the loan rate may continue to be at the minimum rate.   Because of the low rate environment, management also performed a rate shock of an increase of 300 basis points on its net interest income.  This 300 basis point rate shock reflects an increase of $7.4 million of net interest income, or $3.3 million greater than the 200 basis point rate shock in the table above.  Management would anticipate that deposits rates, other than time deposit rates, would increase immediately in a rising rate environment.

In a falling rate environment, the Company is projected to have an increase in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at March 31, 2010.  The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. Additionally, current deposit rates, especially time deposit rates, would decrease to some extent during a falling rate environment. As a falling rate environment would potentially impact the cost of liabilities, especially time deposit rates, to a greater degree than earning assets for the above reasons, a falling rate environment would be expected to have a favorable impact on net interest margin. However, if the actual prime rate falls below a 300 basis point spread to target federal funds rate, the Company may not have an increase in net interest income in a falling rate environment.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.   The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the first quarter 2010.  These purchases relate to the net settlement of vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
January 1 to January 31	5,282	$1.22
February 1 to February 28	435	1.40
March 1 to March 31	6,712	1.47
	12,429	$1.36

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Other Information

None.

ITEM 5.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 12, 2009).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2010	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary