Form 10-Q
period 2010-06-30
Guaranty Bancorp
filed 2010-08-04
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51556

GUARANTY BANCORP

(Exact name of registrant as specified in its charter)

DELAWARE	41-2150446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1331 Seventeenth St., Suite 345 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

As of July 31, 2010, there were 52,752,801 shares of the registrant’s voting common stock outstanding, including 1,215,835 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan.

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

•      Changes in the level of nonperforming assets and charge-offs and other credit quality measures, and their impact on the adequacy of our allowance for loan losses and our provision for loan losses.

•      The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and the impact of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program.

•      The effects of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, including any new regulatory interpretations and guidance issued under such Act.

•      The effects of the regulatory written agreement that the Company and its subsidiary bank, Guaranty Bank and Trust Company (the “Bank”), have entered into with their regulators.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$184,507	$234,483
Federal funds sold	194	—
Cash and cash equivalents	184,701	234,483
Securities available for sale, at fair value	281,215	221,134
Securities held to maturity (fair value of $14,599 and $10,428 at June 30, 2010 and December 31, 2009)	13,897	9,942
Bank stocks, at cost	17,181	17,160
Total investments	312,293	248,236
Loans, net of unearned discount	1,374,208	1,519,608
Less allowance for loan losses	(46,866)	(51,991)
Net loans	1,327,342	1,467,617
Loans held for sale	1,150	9,862
Premises and equipment, net	58,799	60,267
Other real estate owned and foreclosed assets	30,298	37,192
Other intangible assets, net	16,622	19,222
Other assets	52,593	50,701
Total assets	$1,983,798	$2,127,580

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$338,169	$366,103
Interest-bearing demand	495,052	523,971
Savings	75,338	71,816
Time	635,712	731,400
Total deposits	1,544,271	1,693,290
Securities sold under agreements to repurchase and federal funds purchased	17,247	22,990
Borrowings	164,276	164,364
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	27,760	13,059
Total liabilities	1,794,793	1,934,942

Stockholders’ equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 63,168 shares issued and outstanding at June 30, 2010; 73,280 shares authorized, 60,434 shares issued and outstanding at December 31 2009; liquidation preference of $63,168 at June 30, 2010; liquidation preference of $60,434 at December 31, 2009.	61,961	59,227
Common stock—$0.001 par value; 150,000,000 shares authorized, 64,967,450 voting shares issued, 52,913,800 voting shares outstanding at June 30, 2010 (includes 1,221,835 shares of unvested restricted stock and 156,567 shares to be issued); 150,000,000 shares authorized, 64,952,450 voting shares issued, 52,952,703 voting shares outstanding at December 31, 2009 (includes 1,381,105 shares of unvested restricted stock and 129,806 of shares to be issued).	65	65
Additional paid-in capital - Common stock	618,931	618,343
Shares to be issued for deferred compensation obligations	237	199
Accumulated deficit	(391,548)	(382,599)
Accumulated other comprehensive income (loss)	1,844	(143)
Treasury Stock, at cost, 10,869,870 and 10,873,533 shares, respectively	(102,485)	(102,454)
Total stockholders’ equity	189,005	192,638
Total liabilities and stockholders’ equity	$1,983,798	$2,127,580

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$19,449	$23,208	$40,233	$46,284
Investment securities:
Taxable	1,615	590	3,131	1,316
Tax-exempt	704	765	1,424	1,532
Dividends	182	198	367	486
Federal funds sold and other	103	14	219	17
Total interest income	22,053	24,775	45,374	49,635
Interest expense:
Deposits	3,994	6,910	8,707	14,035
Securities sold under agreement to repurchase and federal funds purchased	33	31	76	69
Borrowings	1,314	1,312	2,615	2,633
Subordinated debentures	579	662	1,211	1,320
Total interest expense	5,920	8,915	12,609	18,057
Net interest income	16,133	15,860	32,765	31,578
Provision for loan losses	8,400	18,605	12,400	21,110
Net interest income, after provision for loan losses	7,733	(2,745)	20,365	10,468
Noninterest income:
Customer service and other fees	2,254	2,354	4,468	5,033
Gain on sale of securities	1	—	15	—
Gain on sale of loans	1,196	—	1,196	—
Other	274	277	468	492
Total noninterest income	3,725	2,631	6,147	5,525
Noninterest expense:
Salaries and employee benefits	6,472	6,712	13,035	13,451
Occupancy expense	1,836	1,926	3,726	3,847
Furniture and equipment	967	1,147	1,943	2,278
Amortization of intangible assets	1,300	1,581	2,600	3,163
Other real estate owned, net	3,115	915	5,864	963
Insurance and assessments	1,825	2,195	3,637	3,236
Professional fees	739	896	1,616	1,745
Other general and administrative	2,165	2,346	4,124	4,495
Total noninterest expense	18,419	17,718	36,545	33,178
Loss before income taxes	(6,961)	(17,832)	(10,033)	(17,185)
Income tax benefit	(2,607)	(6,975)	(3,834)	(6,764)
Net loss	(4,354)	(10,857)	(6,199)	(10,421)
Preferred stock dividends	(1,390)	—	(2,750)	—
Net loss allocable to common stockholders	$(5,744)	$(10,857)	$(8,949)	$(10,421)

Loss per common share—basic:	$(0.11)	$(0.21)	$(0.17)	$(0.20)
Loss per common share—diluted:	(0.11)	(0.21)	(0.17)	(0.20)

Weighted average common shares outstanding-basic	51,660,603	51,339,542	51,633,972	51,312,847
Weighted average common shares outstanding-diluted	51,660,603	51,339,542	51,663,972	51,312,847

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2008	—	$—	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive loss:
Net loss	—	—	—	—	—	—	(10,421)	—	(10,421)
Other comprehensive income	—	—	—	—	—	—	—	1,993	1,993
Total comprehensive loss									(8,428)
Stock compensation awards, net of forfeitures	—	—	(186,333)	—	—	—	—	—	—
Earned stock award compensation, net	—	—		411	—	—	—	—	411
Repurchase of common stock	—	—	(24,111)	—	—	(47)	—	—	(47)
Deferred compensation	—	—	61,837	—	91	—	—	—	91
Common shares issued	—	—	—	—	(681)	681	—	—	—
Balance, June 30, 2009	—	$—	52,505,524	$617,664	$120	$(102,444)	$(362,424)	$691	$153,607

Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,199)	—	(6,199)
Other comprehensive income	—	—	—	—	—	—	—	1,987	1,987
Total comprehensive loss									(4,212)
Stock compensation awards, net of forfeitures	—	—	(42,566)	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	588	—	—	—	—	588
Repurchase of common stock	—	—	(23,098)	—	—	(31)	—	—	(31)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Common shares issued	—	—	—	—	—	—	—	—	—
Preferred share dividends	2,734	2,734	—	—	—	—	(2,750)	—	(16)
Balance, June 30, 2010	63,168	$61,961	52,913,800	$618,996	$237	$(102,485)	$(391,548)	$1,844	$189,005

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,199)	$(10,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,260	4,937
Provision for loan losses	12,400	21,110
Stock compensation, net	588	411
Gain on sale of securities	(15)	—
Gain on sale of loans	(1,196)	—
Loss, net and valuation adjustments on real estate owned	5,044	838
Other	(58)	(674)
Net change in:
Other assets	(3,112)	(4,547)
Interest payable and other liabilities	14,701	(1,325)
Net cash provided by operating activities	26,413	10,329
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	30,819	8,826
Purchases	(87,974)	(61)
Activity in held-to-maturity securities and bank stocks:
Maturities, prepayments and calls	2,636	14,109
Purchases	(6,485)	(85)
Loan originations and principal collections, net	107,989	112,844
Proceeds from sale of loans held for sale	17,263	2,710
Proceeds from sales of other real estate owned and foreclosed assets	14,646	2,067
Proceeds from sales of premises and equipment	—	1
Additions to premises and equipment	(192)	(732)
Net cash provided by investing activities	78,702	139,679
Cash flows from financing activities:
Net decrease in deposits	(149,019)	(137,921)
Repayment of long-term debt	(88)	(1,945)
Net change in federal funds purchased and repurchase agreements	(5,743)	(8,710)
Repurchase of common stock	(31)	(47)
Cash dividends on preferred stock	(16)	—
Net cash used by financing activities	(154,897)	(148,623)
Net change in cash and cash equivalents	(49,782)	1,385
Cash and cash equivalents, beginning of period	234,483	45,711
Cash and cash equivalents, end of period	$184,701	$47,096

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)              Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2010, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(f)                   Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity based awards to key employees, nonemployee directors, consultants and prospective employees. As of June 30, 2010, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2012. As of June 30, 2010, none of the performance-based restricted stock awards were expected to vest prior to the end of the contractual term. Should this expectation change, additional expense could be recorded in future periods.

(g)                Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the Plan are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At June 30, 2010 and December 31, 2009, there were 156,567 and 129,806 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock.  At the end of 2009, due primarily to a low participation rate and the overall administration costs, the Company determined not to offer eligible or existing participants the ability to defer any additional compensation in 2010 or beyond until further notice.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  At June 30, 2010 and December 31, 2009, the Company had a net deferred tax asset of $9,718,000 and $10,170,000, respectively.  At the end of the second quarter 2010, based on the Company’s ability to carryback approximately $9,400,000 of potential tax losses generated in future years to prior years and various tax planning strategies, the Company has determined that a valuation allowance for deferred tax assets is not required.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At June 30, 2010 and December 31, 2009, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiary are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2006. At June 30, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2010 and December 31, 2009, the Company does not have any amounts accrued for interest and/or penalties.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(j)                        Loss per Common Share

Basic loss per common share represents loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company’s obligation to issue shares of stock to participants in its Deferred Compensation Plan has been treated as outstanding shares of stock in the basic earnings per common share calculation.  The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends and, therefore, are not subject to the two-class method of computing basic loss per common share.  The Company’s outstanding shares of preferred stock do not participate in the earnings or loss of the Company, and therefore, are not subject to the two-class method of computing basic loss per share. Potential dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the three and six months ending June 30, 2010 and 2009.   The loss per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average common shares outstanding	51,660,603	51,339,542	51,633,972	51,312,847
Effect of dilutive preferred stock(1)	—	—	—	—
Effect of dilutive unvested stock grants (2)	—	—	—	—
Average shares outstanding for calculating diluted earnings per common share	51,660,603	51,339,542	51,633,972	51,312,847

(1) The Company has 63,168 shares outstanding of convertible preferred stock at June 30, 2010 and none at June 30, 2009.  These 63,168 shares are convertible into 35,093,333 shares of common stock of the Company based on a conversion price of $1.80.  The impact of the future conversion of these shares is anti-dilutive for the three and six months ended June 30, 2010 due to the net loss for those periods.

(2) The impact of unvested stock grants of 1,221,835 and 1,110,744 at June 30, 2010 and 2009, respectively, is anti-dilutive for the three and six months ended June 30, 2010 and 2009, respectively, due to the net loss for those periods.

(k)                Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In January 2010, the FASB issued guidance clarifying the accounting for shareholder distributions where the shareholder has the ability to elect to have his/her distribution in the form of cash (up to a pre-determined maximum), stock or a combination of the two.  The update provided that the stock portion of a distribution where the shareholder had the ability to elect the distribution as stock or cash (up to a pre-determined maximum) should be accounted for as a share issuance and thereby eliminate diversity in practice. The provisions of this update became effective for financial statements dated on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Newly Issued But Not Yet Effective Accounting Standards:

In April 2010, the FASB issued accounting guidance for loan modifications when the loan in question is part of a pool of loans accounted for as a single asset.  Diversity in practice developed surrounding how to account for loans that are part of a pool subsequent to a modification that would constitute a troubled debt restructuring. The purpose of this update was to eliminate the diversity in practice. Under the new guidance, loans that are accounted for as part of a pool are not isolated from the pool for accounting purposes subsequent to a modification, even if the modification constitutes a troubled debt restructuring.  Upon adoption of the guidance, an entity may make a one time election to terminate accounting for loans in a pool, and the election may be applied on a pool by pool basis.  This accounting treatment for the modification of loans accounted for as part of larger pools is effective for all interim and annual reporting periods beginning on or after July 15, 2010.    As the Company does not currently have any pools of loans accounted for as a single asset, we do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information will be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010.  The increased disclosures for activity within a reporting period become effective for periods beginning on or after December 15, 2010.  The provisions of this update will expand the Company’s current disclosures with respect to our allowance for loan losses.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	June 30, 2010
Debt securities available for sale:
U.S. government agencies and government-sponsored entities	$72,017	$185	$—	$71,832
State and municipal	57,594	946	(2,429)	59,077
Mortgage-backed - agency / residential	140,069	4,084	—	135,985
Mortgage-backed - private / residential	9,656	208	(20)	9,468
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360
Total	$281,215	$5,423	$(2,449)	$278,241

	December 31, 2009
Debt securities available for sale:
U.S. government agencies and government-sponsored entities	$17,129	$—	$(329)	$17,458
State and municipal	60,827	820	(567)	60,574
Mortgage-backed - agency / residential	127,340	1,300	(889)	126,929
Mortgage-backed - private / residential	13,959	—	(567)	14,526
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360
Total	$221,134	$2,120	$(2,352)	$221,366

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2010:
Mortgage-backed securities – agency/residential	$13,897	$702	$—	$14,599

December 31, 2009:
Mortgage-backed securities – agency/residential	$9,942	$486	$—	$10,428

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at June 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$23,480	$23,516
Due after one year through five years	20,590	21,077
Due after five years through ten years	35,764	36,171
Due after ten years	51,074	48,846
Total AFS, excluding MBS, marketable equity and other securities	130,908	129,610
Mortgage-backed securities, marketable equity and other securities	147,333	151,605
Total available for sale	$278,241	$281,215

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities – agency/residential	$13,897	$14,599

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for Sale
State and municipal	$35,591	$(2,429)	—	—	$35,591	$(2,429)
Mortgage-backed securities – private/residential	975	(20)	—	—	975	(20)
Total temporarily impaired	$36,566	$(2,449)	$—	$—	$36,566	$(2,449)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for Sale
U.S. government agencies and government-sponsored entities	$17,129	$(329)	$—	$—	$17,129	$(329)
State and municipal	37,453	(567)	—	—	37,453	(567)
Mortgage-backed securities – agency/residential	50,163	(889)	—	—	50,163	(889)
Mortgage-backed securities – private/residential	13,959	(567)	—	—	13,959	(567)
Total temporarily impaired	$118,704	$(2,352)	$—	$—	$118,704	$(2,352)

In determining whether or not there is an other-than-temporary-impairment (OTTI) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

At June 30 2010, the Company owned one private label mortgage-backed security (MBS) and one municipal bond in unrealized loss positions.  The municipal bond in an unrealized loss position at June 30, 2010, is a revenue bond guaranteed by the revenues from a local hospital.  No security was in an unrealized loss position for greater than twelve months at June 30, 2010.  Generally, the fair value of our available for sale securities fluctuates as a result of changes in market interest rates.  The municipal bond mentioned above accounts for approximately 99% of the total unrealized loss at June 30, 2010.

All of the Company’s mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for three private-label mortgage-backed securities with a total fair value of $9.7 million.  Each of these private-label securities are senior tranches that were rated AAA by at least one major rating agency at June 30, 2010.  The unrealized loss reflected by one of our private label securities is attributable to changes in interest rates and liquidity and not reflective of credit quality.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest payments.   In addition, we perform a quarterly review of the significant revenue bond discussed above.  Based on the credit ratings of our bonds, our annual review of all non-rated securities and the quarterly review of the significant revenue obligation, we concluded that the unrealized loss position at June 30, 2010, is the result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.

We do not intend to sell either of the debt securities in our portfolio with an unrealized loss and do not believe that it is more likely than not that we will be required to sell either security in an unrealized loss position prior to a recovery in its value. The fair value of these debt securities is expected to recover as the bonds approach maturity. Accordingly, we have not recognized any OTTI in our consolidated statements of operations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Loans on real estate:
Residential and commercial	$754,019	$760,719
Construction	83,389	105,612
Equity lines of credit	51,221	54,852
Commercial loans	411,605	521,016
Agricultural loans	17,968	18,429
Lease financing	4,014	4,011
Installment loans to individuals	31,936	36,175
Overdrafts	668	358
SBA and other	21,607	20,997
	1,376,427	1,522,169
Less:
Allowance for loan losses	(46,866)	(51,991)
Unearned discount	(2,219)	(2,561)
Net Loans	$1,327,342	$1,467,617

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Balance, beginning of period	$52,015	$37,598	$51,991	$44,988
Provision for loan losses	8,400	18,605	12,400	21,110
Loans charged-off	(13,918)	(13,509)	(18,189)	(23,771)
Recoveries on loans previously charged-off	369	347	664	714
Balance, end of period	$46,866	$43,041	$46,866	$43,041

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2010	December 31, 2009
	(In thousands)
Impaired loans with a valuation allowance	$11,151	$21,039
Impaired loans without a valuation allowance	54,253	38,668
Total impaired loans	$65,404	$59,707
Valuation allowance related to impaired loans	$3,716	$6,603

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Average of individually impaired loans during period	$68,231	$56,682	$65,390	$56,062
Interest income recognized during impairment	$—	$150	$—	$160
Cash-basis interest income recognized	$—	$150	$—	$160

The gross interest income that would have been recorded in the year-to-date periods ended June 30, 2010 and June 30, 2009, if the loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination, if held for part of the period), was $2,597,000 and $2,226,000, respectively.  At June 30, 2010 and December 31, 2009, nonaccrual loans were $64,339,000 and $59,584,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(4)       Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for June 30, 2010 and June 30, 2009 were as follows (in thousands):

Balance as of December 31, 2008:	$484
Additions to OREO	37,167
Sales Proceeds	(2,067)
Losses and write-downs, net of gains	(838)
Balance as of June 30, 2009:	$34,746

Balance as of December 31, 2009:	$37,192
Additions to OREO	12,796
Sales Proceeds	(14,646)
Losses and write-downs, net of gains	(5,044)
Balance as of June 30, 2010:	$30,298

(5)       Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.  As of June 30, 2010 and December 31, 2009, the Company’s only intangible asset was its Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful life	2010	2009
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(46,353)	(43,753)
Other intangible assets, net		$16,622	$19,222

Following is the aggregate amortization expense recognized in each period:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Amortization expense	$1,300	$1,581	$2,600	$3,163

(6)                  Borrowings

At June 30, 2010, our outstanding borrowings were $164,276,000 as compared to $164,364,000 at December 31, 2009. These borrowings at June 30, 2010 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB. However, as of June 30, 2010 and December 31, 2009, there was no balance outstanding on this line of credit.

The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $298,905,000 at June 30, 2010 and $195,338,000 at December 31, 2009, which encompasses certain loans and securities as collateral for these borrowings.  The maximum credit allowance for future borrowings, including term notes and the line of credit, was $134,629,000 at June 30, 2010 and $30,974,000 at December 31, 2009.

The interest rate on the line of credit varies with the federal funds rate, and was 0.20% at June 30, 2010.  The term notes have fixed interest rates that range from 2.52% to 6.22%, with a weighted average rate of 3.17%.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(7)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.88% and 5.87% at June 30, 2010 and December 31, 2009, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company (“Trusts”), which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trusts, the debentures or the preferred securities.  As of June 30, 2010, the Company was in compliance with all covenants of these subordinated debentures.

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

Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, along with the $62.0 million of 9% Series A Convertible Preferred Stock, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.  At June 30, 2010, approximately $41.7 million of the combined $102.0 million of the Trusts’ securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $60.2 million is treated as Tier 2 capital.

The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting restricted core capital elements, including trust preferred securities and cumulative preferred stock. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of restricted core capital elements that can be included in regulatory Tier 1 capital. The Company will be allowed to include in Tier 1 capital an amount of restricted core capital elements equal to no more than 25% of the sum of all qualifying core capital elements, including qualifying restricted core capital elements.   For purposes of both Tier 1 capital and the 25% limitation,  certain intangibles, including core deposit intangibles, net of any related deferred income tax liability are deducted. The existing regulations in effect limit the amount of restricted core capital elements that can be included in Tier 1 capital to 25% of the sum of qualifying core capital elements without a deduction for permitted intangibles.   The adoption of this modification is not expected to have a material impact on the inclusion of our restricted core capital elements for purposes of Tier 1 capital.

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, became callable at each quarterly interest payment date starting on July 7, 2008.  The Company has not called this security on any of its quarterly interest payment dates.   The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.   The Company has not called this security on any of its quarterly interest payment dates.   Under the terms of the Written Agreement, regulatory approval is required prior to the call of any trust preferred issuance.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2010 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2010	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2010	Variable	LIBOR + 2.65%	2.95%	10/15/2010
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2010	Variable	LIBOR + 3.10%	3.40%	10/7/2010

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

At the dates indicated, the following commitments were outstanding:

	June 30, 2010	December 31, 2009
	(In thousands)
Commitments to extend credit:
Variable	$269,855	$264,616
Fixed	24,482	40,486
Total commitments to extend credit	$294,337	$305,102

Standby letters of credit	$13,087	$14,917
Commercial letters of credit	$11,000	$11,000

At June 30, 2010, the rates on the fixed rate commitments to extend credit ranged from 2.10% to 9.25%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments can, and often do, expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral, if necessary, at exercise of the commitment.

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

The fair value of derivatives is generally derived from market-observable data such as interest rates, volatilities, and information derived from or corroborated by that market-observable data, which generally fall into Level 2 inputs. However, a significant input into the fair value of the derivatives is a credit valuation adjustment, which uses credit spreads that are typically derived by management or obtained from a third party data provider that provides an implied credit spread for public entities.  As a result, the credit spreads are generally unobservable to the market, rendering them a Level 3 input.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at June 30, 2010
U.S. government agencies and government-sponsored entities	$—	$72,017	$—	$72,017
State and municipal	—	22,003	35,591	57,594
Mortgage-backed securities — agency/residential	—	140,069	—	140,069
Mortgage-backed securities — private/residential	—	9,656	—	9,656
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative assets	—	—	423	423
Derivative liabilities	—	—	(387)	(387)

Assets/Liabilities at December 31, 2009
U.S. government agencies and government-sponsored entities	$—	$17,129	$—	$17,129
State and municipal	—	23,374	37,453	60,827
Mortgage-backed securities — agency/residential	—	127,340	—	127,340
Mortgage-backed securities — private/residential	—	13,959	—	13,959
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative assets	—	—	206	206
Derivative liabilities	—	—	(151)	(151)

See Note 11, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of June 30, 2010.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Net Derivative Assets and Liabilities	State and Municipal Securities	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Beginning balance	$37	$34,878	$55	$37,453
Total unrealized gains (losses) included in:
Net Loss	(1)	—	(19)	—
Other comprehensive income (loss)	—	713	—	(1,862)
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and (out) of level three	—	—	—	—
Balance June 30, 2010	$36	$35,591	$36	$35,591

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2010
Impaired loans	$—	$—	$36,174	$36,174
Loans held for sale	$—	$—	$1,150	$1,150

Assets at December 31, 2009
Impaired loans	$—	$—	$23,357	$23,357
Loans held for sale	$—	$—	$9,862	$9,862

Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $65,404,000 at June 30, 2010, after partial charge-offs of $20,165,000.  In addition, these loans have a specific valuation allowance of $3,716,000 at June 30, 2010.  Of the $65,404,000 impaired loan portfolio at June 30, 2010, $39,890,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining impaired loans valued at $25,514,000 were carried at cost at June 30, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at fair value at June 30, 2010 resulted in additional provision for loan losses of $6,463,000 during the second quarter 2010 and $14,593,000 for the six months ended June 30, 2010.  This provision was offset by a reduction to the general component of the allowance for loan losses.   At December 31, 2009, impaired loans had a carrying amount of $59,707,000 after a partial charge-off of $9,372,000.  In addition, these loans had a specific valuation allowance of $6,603,000 at December 31, 2009.  Of the $59,707,000 impaired loan portfolio at December 31, 2009, $30,235,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances.   The remaining $29,472,000 were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2010
Other real estate owned and foreclosed assets	$—	$—	$30,298	$30,298

Assets at December 31, 2009
Other real estate owned and foreclosed assets	$—	$—	$37,192	$37,192

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell.   The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Other real estate owned had a carrying amount of $30,298,000 at June 30, 2010, which is made up of an outstanding balance of $33,442,000, with a valuation allowance of $3,144,000.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,701	$184,701	$234,483	$234,483
Securities available for sale	281,215	281,215	221,134	221,134
Securities held to maturity	13,897	14,599	9,942	10,428
Bank stocks	17,181	n/a	17,160	n/a
Loans, net	1,327,342	1,358,205	1,467,617	1,494,649
Loans held for sale	1,150	1,150	9,862	9,862
Accrued interest receivable	6,349	6,349	6,675	6,675
Interest rate swaps, net	36	36	55	55

Financial liabilities:
Deposits	1,544,271	1,549,443	1,693,290	1,700,549
Securities sold under agreements to repurchase and federal funds purchased	17,247	17,247	22,990	22,990
Subordinated debentures	41,239	33,800	41,239	33,768
Long-term borrowings	164,276	174,720	164,364	171,345
Accrued interest payable	4,344	4,344	3,398	3,398

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

(c) Loans

Loans, net excludes loans held-for-sale as these fair values are disclosed on a separate line on the table.   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate loans and investment property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Impaired loans are valued at the lower of cost or fair value as described above in this note.

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

The Incentive Plan authorizes grants of stock based compensation awards of up to 8,500,000 shares of Company voting common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2010 and December 31, 2009 there were 1,221,835 and 1,381,105 shares of unvested stock granted (net of forfeitures), with 6,567,381 and 524,815 shares available for grant under the Incentive Plan, respectively.  Of the 1,221,835 shares unearned at June 30, 2010, approximately 527,000 shares are expected to vest.  The Company does not expect any of the 630,000 shares of performance awards to vest.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2009	1,381,105	$7.15
Awarded	15,000	1.33
Forfeited	(57,566)	5.77
Vested	(116,704)	8.95
Unearned at June 30, 2010	1,221,835	$6.97

The Company recognized $588,000 and $411,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2010 and June 30, 2009, respectively.  The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $115,000 expense for the six months ended June 30, 2010, compared to a $184,000 expense for the same period in 2009.  The 2010 income tax effect related to share-based compensation arrangements included $338,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  At June 30, 2010, compensation cost of $1,052,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.6 years.  The fair value of awards that vested in the second quarter 2010 was approximately $156,000.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2010.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of June 30, 2010:

Derivatives not designated as hedging instruments
Interest Rate Products	$423	$387

Total derivatives not designated as hedging instruments	$423	$387

The asset and liability derivatives are respectively classified in other assets and interest payable and other liabilities in the consolidated balance sheet.

Non-designated Hedges

None of the Company’s derivatives are designated as qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009.  The Company executes interest rate swaps with commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,216,000, and two offsetting interest rate swaps with a total notional amount of $23,216,000; for an aggregate notional amount of $46,433,000 related to this program.

Effect of Derivative Instruments on the Consolidated Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the six months ended June 30, 2010:

	Location of Gain or (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivatives	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
		(In thousands)
Interest Rate Products	Other non-interest income	$(1)	$(19)

Total		$(1)	$(19)

(12)              Capital Ratios

The Company’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” at June 30, 2010 and December 31, 2009 as follows:

	Ratio at June 30, 2010	Ratio at December 31, 2009	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	14.80%	13.80%	8.00%	N/A
Guaranty Bank and Trust Company	13.82%	12.82%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.77%	9.43%	4.00%	N/A
Guaranty Bank and Trust Company	12.55%	11.55%	4.00%	6.00%
Leverage Ratio
Consolidated	7.87%	7.89%	4.00%	N/A
Guaranty Bank and Trust Company	10.18%	9.66%	4.00%	5.00%

(13)           Written Agreement

On January 22, 2010, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”).  The Written Agreement requires the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition.  The Agreement also requires the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company’s annual cash flow projections.  All written plans required to be submitted under the Written Agreement were timely submitted and approved by the Federal Reserve and/or Division, respectively.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

(14)              Total Comprehensive Income (loss)

The following table presents the components of other comprehensive income and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(4,354)	$(10,857)	$(6,199)	$(10,421)
Other comprehensive income:
Change in net unrealized gains, net	3,527	847	3,206	3,219
Less: Reclassification adjustments for gains included in income	(1)	—	(15)	—
Net unrealized holding gains	3,528	847	3,221	3,219
Income tax expense	(1,343)	(322)	(1,234)	(1,226)
Other comprehensive income	2,185	525	1,987	1,993
Total comprehensive loss	$(2,169)	$(10,332)	$(4,212)	$(8,428)

(15)           Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).  The Company has paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009.  The outstanding balance of Series A Convertible Preferred Stock was $61,961,000 and $59,227,000 at June 30, 2010 and December 31, 2009, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $63,168,000 and $60,434,000 at June 30, 2010 and December 31, 2009, respectively.

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

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 6, 7, 7A and 8 of our 2009 Annual Report on Form 10-K.  Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its bank subsidiary.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Guaranty Bancorp on a consolidated basis.  References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans, including energy loans, real estate loans including construction loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest, including loan origination fees, received on real estate-related loans, commercial loans and leases and consumer loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Based in part on the results of our regularly scheduled examination by the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”) in May 2009, the holding company and the Bank entered into a Written Agreement on January 22, 2010 with the Federal Reserve and CDB (the “Written Agreement”).  A summary of the Written Agreement is located in the “Supervision and Regulation” section of Part I of the Company’s 2009 Annual Report Form 10-K for the fiscal year ended December 31, 2009 under the heading “Written Agreement” and is incorporated herein by reference.

The Board of Directors and management of the Company and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis.  All written plans required to be submitted pursuant to the Written Agreement (“Written Plans”) were submitted to the Federal Reserve and CDB in a timely manner during the first quarter 2010.  Approval was obtained for the Bank’s plan to reduce its reliance on brokered deposits, and such plan was adopted by the Bank’s Board of Directors in March 2010.  Similarly, all remaining Written Plans were approved by the Federal Reserve and/or CDB, respectively, in the second quarter 2010 and adopted by the Company.

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change - Favorable (Unfavorable)	2010	2009	Change - Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$22,053	$24,775	$(2,722)	$45,374	$49,635	$(4,261)
Interest expense	5,920	8,915	2,995	12,609	18,057	5,448
Net interest income	16,133	15,860	273	32,765	31,578	1,187
Provision for loan losses	8,400	18,605	10,205	12,400	21,110	8,710
Net interest income after provision for loan losses	7,733	(2,745)	10,478	20,365	10,468	9,897
Noninterest income	3,725	2,631	1,094	6,147	5,525	622
Noninterest expense	18,419	17,718	(701)	36,545	33,178	(3,367)
Loss before income taxes	(6,961)	(17,832)	10,871	(10,033)	(17,185)	7,152
Income tax benefit	(2,607)	(6,975)	(4,368)	(3,834)	(6,764)	(2,930)
Net loss	(4,354)	(10,857)	6,503	(6,199)	(10,421)	4,222
Preferred stock dividends	(1,390)	—	(1,390)	(2,750)	—	(2,750)
Net loss applicable to common stockholders	$(5,744)	$(10,857)	$5,113	$(8,949)	$(10,421)	$1,472

Common Share Data:
Basic loss per common share	$(0.11)	$(0.21)	$0.10	$(0.17)	$(0.20)	$0.03
Diluted loss per common share	$(0.11)	$(0.21)	$0.10	$(0.17)	$(0.20)	$0.03
Average common shares outstanding	51,660,603	51,339,542	321,061	51,633,972	51,312,847	321,125
Diluted average common shares outstanding	51,660,603	51,339,542	321,061	51,633,972	51,312,847	321,125

	June 30,	December 31,	Percent
	2010	2009	Change
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	14.80%	13.80%	7.25%
Loans, net of unearned discount to deposits	88.99%	89.74%	(0.84)%
Allowance for loan losses to loans, net of unearned discount	3.41%	3.42%	0.32%

The $4.4 million second quarter 2010 net loss (excluding the preferred stock dividend) is a $6.5 million improvement from the second quarter 2009 net loss of $10.9 million.  The primary reasons for the reduction in loss in the second quarter 2010 as compared to the same period last year are a $10.2 million reduction in the provision for loan losses, increases in net interest income and noninterest income and decreases in most categories of noninterest expense. These items were partially offset by a $2.2 million increase in write-downs and losses on other real estate owned.

On August 11, 2009, the Company issued 59,053 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share.  The Company received $57.9 million, net of expense, from the issuance of these shares, which significantly increased our capital.  The May 15, 2010 quarterly dividend on the preferred stock is included in the net loss allocable to common stockholders.

In the second quarter 2010, net interest income increased by $0.3 million as compared to the same quarter in 2009.  On a year-to-date basis, net interest income improved by $1.2 million in 2010 as compared to the same period in 2009.  Although average earning assets declined on both a quarter-to-date and year-to-date basis in comparison to the same periods in 2009, overall net interest income increased due to an increase in net interest margin resulting primarily from higher loan yields and lower deposit costs.

The provision for loan losses decreased in the second quarter 2010 by approximately $10.2 million compared to the same quarter in 2009.  The provision for loan losses also decreased by $8.7 million on a year-to-date basis in 2010 as compared to the same period in 2009.  The overall declines in the quarter-to-date and year-to-date 2010 provision for loan losses as compared to the same periods in 2009 reflect both a lower specific component of the allowance for loan losses as well as a lower amount of year-to-date charge-offs in 2010.

Noninterest expense increased by $0.7 million in the second quarter 2010 as compared to the same quarter in 2009.  This increase is primarily attributable to a $2.2 million increase in other real estate owned expense as a result of write-downs on other real estate owned properties caused by valuation adjustments and sales, partially offset by decreases in all other categories of noninterest expense.  Similarly, noninterest expense increased by $3.4 million on a year-to-date basis in 2010 as compared to 2009 primarily as a result of a $4.9 million increase in other real estate owned expense and a $0.4 million increase in insurance and assessments, partially offset by decreases in all other areas of noninterest expense.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Net interest income	$16,133	$16,632	$16,284	$14,911	$15,860
Interest rate spread	3.09%	3.10%	2.81%	2.65%	2.77%
Net interest margin	3.47%	3.50%	3.26%	3.14%	3.38%
Net interest margin, fully tax equivalent	3.55%	3.58%	3.34%	3.23%	3.46%

Second quarter 2010 net interest income of $16.1 million increased by $0.3 million from the second quarter 2009.  This increase is a result of a $2.9 million favorable rate variance, which was mostly offset by a $2.7 million unfavorable volume variance (see Table 5).

The $2.9 million favorable rate variance in the second quarter 2010 compared to the second quarter 2009 is primarily attributable to a 9 basis point increase in net interest margin. This increase in net interest margin is mostly due to a 13 basis point increase in loan yields in the second quarter 2010 as compared to the same period in 2009, as well as an 86 basis point decline in the cost of funds over the same period.  There were no overall declines in the targeted federal funds rates or the prime rate throughout 2009 or 2010.  The increase in loan yields throughout 2009 and into 2010 is a result of favorable repricing on matured loans, primarily as a result of the implementation of a minimum rate, or floor, on variable rate loans.  Similarly, the decline in the cost of funds is a result of lower deposit costs that are primarily attributable to lower costs on renewed and new time deposits throughout 2009 and into 2010.

The $2.7 million unfavorable volume variance for the second quarter 2010 as compared to the same period in 2009 is mostly attributable to a shift in earning assets from higher yielding loan balances to lower yielding investments and overnight cash balances, as well as an overall $14.7 million decrease in average total earning assets.  The average balance of loans decreased in the second quarter 2010 as compared to the same period in the prior year by $314.4 million. Offsetting this decrease, the Company’s average investment securities and overnight funds for the second quarter 2010 increased by $158.5 million and $145.4 million, respectively, as compared to the same quarter in 2009.  In the second quarter 2010, investment securities and overnight funds had an average yield of 3.45% and 0.25%, respectively, as compared to a yield of 5.50% for loans.  In July 2010, the Company settled and purchased an additional $62 million of government-sponsored agency securities, and did not renew $25.5 million of brokered deposits.  In addition to the $25.5 million of brokered deposits that matured in July 2010, it is expected that we will not renew between $70 million and $90 million of time deposits throughout the remainder of 2010.

The Company believes that it remains slightly asset sensitive at the end of the second quarter 2010, whereby an increase in rates will have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Table 18).

On a linked quarter basis, net interest margin decreased by three basis points in the second quarter 2010 as compared to the first quarter 2010.  This was primarily a result of a 15 basis point decline in loan yields from 5.65% to 5.50% due mostly to significantly higher-yielding loans placed on nonaccrual status during the first and second quarter of 2010, as well as certain recoveries of interest income in the first quarter that did not occur in the second quarter.  The decrease in loan yields was mostly offset by a favorable change in earnings asset mix in the second quarter 2010 as compared to the first quarter 2010, with a $28.7 million reduction in average overnight funds.  In addition, the overall cost of funds decreased by 15 basis points in the second quarter 2010 as compared to the first quarter 2010 due mostly to a 23 basis point decline in the cost of time deposits.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Six Months Ended
	June 30, 2010	June 30, 2009

Net interest income	$32,765	$31,578
Interest rate spread	3.10%	2.69%
Net interest margin	3.48%	3.32%
Net interest margin, fully tax equivalent	3.56%	3.40%

For the six-month period ended June 30, 2010, net interest income increased by $1.2 million, or 3.8%, as compared to the same period in 2009.  This increase is due to a $7.7 million favorable rate variance and a $6.5 million unfavorable volume variance (see Table 5).

The favorable rate variance of $7.7 million for year-to-date 2010 is primarily attributable to a 30 basis point increase in the yield on loans combined with an 81 basis point decrease in the cost of interest-bearing liabilities.  The Federal Open Markets Committee (FOMC) of the Federal Reserve Board has not changed the target federal funds rate since December 2008.  The improvement in loan yields and decrease in deposit costs is due mostly to the renewal of loans at higher rates and the renewal of deposits at lower rates in 2009 and 2010.  The overall cost of time deposits decreased from 3.51% for the first six months of 2009 to 2.10% for the same period in 2010, a decrease of 141 basis points.

The $6.5 million unfavorable volume variance for the year-to-date period in 2010 as compared to the same period in 2009 is the combination of a $20.6 million decrease in average earning assets and a shift in allocation from higher yielding loan balances to lower yielding investment securities and overnight funding balances.  Average loan balances decreased by $315.2 million for the first six months of 2010 as compared to the same period in 2009.  Average investment securities increased by $137.2 million, while average overnight funding balances increased $165.2 million for the year-to-date period in 2010 as compared to the same period in 2009.  The yields on investment securities and overnight funds were 3.69% and 0.25% for the first six months of 2010 as compared to a loan yield of 5.57% during the same period.  This shift from higher yielding loans to lower yielding investments and overnight funds negatively impacted our margin in 2010.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Quarter Ended June 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,418,768	$19,449	5.50%	$1,733,168	$23,208	5.37%
Investment securities (1)
Taxable	211,670	1,615	3.06%	45,645	590	5.18%
Tax-exempt	57,668	704	4.90%	65,146	765	4.71%
Bank Stocks (4)	17,131	182	4.28%	21,440	198	3.70%
Other earning assets	161,611	103	0.25%	16,175	14	0.33%
Total interest-earning assets	1,866,848	22,053	4.74%	1,881,574	24,775	5.28%
Non-earning assets:
Cash and due from banks	23,276			28,947
Other assets	109,403			100,793
Total assets	$1,999,527			$2,011,314

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$170,065	$85	0.20%	$146,802	$90	0.25%
Money market	325,245	667	0.82%	275,598	676	0.98%
Savings	74,360	46	0.25%	72,085	57	0.32%
Time certificates of deposit	648,506	3,196	1.98%	708,622	6,087	3.44%
Total interest-bearing deposits	1,218,176	3,994	1.31%	1,203,107	6,910	2.30%
Borrowings:
Repurchase agreements	17,674	32	0.74%	14,243	31	0.88%
Federal funds purchased (5)	239	1	0.91%	248	—	0.54%
Subordinated debentures	41,239	579	5.63%	41,239	662	6.45%
Borrowings	164,283	1,314	3.21%	166,504	1,312	3.16%
Total interest-bearing liabilities	1,441,611	5,920	1.65%	1,425,341	8,915	2.51%
Noninterest bearing liabilities:
Demand deposits	352,171			410,517
Other liabilities	14,045			10,472
Total liabilities	1,807,827			1,846,330
Stockholders’ Equity	191,700			164,984
Total liabilities and stockholders’ equity	$1,999,527			$2,011,314
Net interest income		$16,133			$15,860
Net interest margin			3.47%			3.38%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.55% and 3.46% for the three months ended June 30, 2010 and June 30, 2009, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.5 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the second quarter 2010 and the second quarter 2009 rounded to zero.

Table 4 (Continued)

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,455,494	$40,233	5.57%	$1,770,738	$46,284	5.27%
Investment securities (1)
Taxable	190,129	3,131	3.32%	47,286	1,316	5.61%
Tax-exempt	58,855	1,424	4.88%	64,483	1,532	4.79%
Bank Stocks (4)	17,123	367	4.33%	24,838	486	3.95%
Other earning assets	175,878	219	0.25%	10,704	17	0.31%
Total interest-earning assets	1,897,479	45,374	4.82%	1,918,049	49,635	5.22%
Non-earning assets:
Cash and due from banks	24,404			29,445
Other assets	111,159			90,853
Total assets	$2,033,042			$2,038,347

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$167,413	$164	0.20%	$143,487	$178	0.25%
Money market	330,383	1,393	0.85%	286,432	1,306	0.92%
Savings	73,641	91	0.25%	71,108	112	0.32%
Time certificates of deposit	678,535	7,059	2.10%	714,081	12,439	3.51%
Total interest-bearing deposits	1,249,972	8,707	1.40%	1,215,108	14,035	2.33%
Borrowings:
Repurchase agreements	18,452	75	0.82%	15,617	68	0.88%
Federal funds purchased	146	1	0.89%	266	1	0.71%
Subordinated debentures	41,239	1,211	5.92%	41,239	1,320	6.46%
Borrowings	164,305	2,615	3.21%	169,161	2,633	3.14%
Total interest-bearing liabilities	1,474,114	12,609	1.72%	1,441,391	18,057	2.53%
Noninterest bearing liabilities:
Demand deposits	352,551			421,239
Other liabilities	13,576			11,294
Total liabilities	1,840,241			1,873,924
Stockholders’ Equity	192,801			164,423
Total liabilities and stockholders’ equity	$2,033,042			$2,038,347
Net interest income		$32,765			$31,578
Net interest margin			3.48%			3.32%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.56% and 3.40% for the six months ended June 30, 2010 and June 30, 2009, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $1.1 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively, are included in the yield computation.

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

Table 5

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009			Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(3,759)	$566	$(4,325)	$(6,051)	$2,889	$(8,940)
Investment Securities
Taxable	1,025	(130)	1,155	1,815	(284)	2,099
Tax-exempt	(61)	32	(93)	(108)	29	(137)
Bank Stocks	(16)	48	(64)	(119)	53	(172)
Other earning assets	89	(3)	92	202	(2)	204
Total interest income	(2,722)	513	(3,235)	(4,261)	2,685	(6,946)
Interest expense:
Deposits:
Interest-bearing demand	(5)	(35)	30	(14)	(68)	54
Money market	(9)	91	(100)	87	(84)	171
Savings	(11)	(13)	2	(21)	(25)	4
Time certificates of deposit	(2,891)	(2,411)	(480)	(5,380)	(4,788)	(592)
Repurchase agreements	1	(2)	3	7	(4)	11
Federal funds purchased	1	1	—	—	—	—
Subordinated debentures	(83)	(83)	—	(109)	(109)	—
Borrowings	2	20	(18)	(18)	67	(85)
Total interest expense	(2,995)	(2,432)	(563)	(5,448)	(5,011)	(437)
Net interest income	$273	$2,945	$(2,672)	$1,187	$7,696	$(6,509)

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

In the second quarter 2010, the Company recorded a provision for loan losses of $8.4 million, compared to $18.6 million in the second quarter 2009.   On a year-to-date basis in 2010, the Company recorded a provision for loan losses of $12.4 million as compared to $21.1 million for the same period in 2009.

Of the $8.4 million of provision for loan losses in the second quarter 2010, approximately $6.5 million was related to the specific component of the allowance for loan losses, with an additional $1.9 million relating to the general component of the allowance for loan losses.  The specific component of the allowance for loan losses decreased relative to March 31, 2010 and December 31, 2009 as certain impaired loans with a specific allocated component of the allowance at the end of the previous quarter were charged off during the second quarter 2010.   At June 30, 2010, total impaired loans had partial charge-offs of approximately $20.2 million.  The general component of the provision for loan losses is primarily related to the impact of historical charge-offs on the various general components of the allowance for loan losses during the second quarter 2010.

The Company determined that the provision for loan losses made during the second quarter 2010 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of June 30, 2010.

Net charge-offs in the second quarter 2010 were $13.5 million, as compared to $13.2 million for the same quarter in 2009.  Net charge-offs for the first six months of 2010 were $17.5 million as compared to $23.1 million in the same period in 2009.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Noninterest income:
Customer service and other fees	$2,254	$2,214	$2,206	$2,281	$2,354
Gain (loss) on sale of securities	1	14	(1)	(1)	—
Gain on sale of loans	1,196	—	—	—	—
Other	274	194	127	242	277
Total noninterest income	$3,725	$2,422	$2,332	$2,522	$2,631

Noninterest income for the second quarter 2010 increased by $1.3 million from the first quarter 2010 and increased $1.1 million from the second quarter 2009.   These increases were mostly attributable to the gain on the sale of two loans held for sale during the second quarter 2010.  Without the gain on sale of the held for sale loans, non-interest income in the second quarter 2010 was consistent with both the first quarter 2010 and the second quarter 2009.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Noninterest income:
Customer service and other fees	$4,468	$5,033
Gain on sale of securities	15	—
Gain on sale of loans	1,196	—
Other	468	492
Total noninterest income	$6,147	$5,525

For the six months ended June 30, 2010, noninterest income, excluding the $1.2 million gain on sale of loans, decreased by $0.6 million compared to the same period in 2009.   This decrease is mostly due to lower account analysis fees, as well as other service charges as some customers migrated to lower fee transaction accounts.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,472	$6,563	$6,560	$6,536	$6,712
Occupancy expense	1,836	1,890	1,854	1,908	1,926
Furniture and equipment	967	976	1,060	1,103	1,147
Amortization of intangible assets	1,300	1,300	1,556	1,559	1,581
Other real estate owned	3,115	2,749	3,281	1,654	915
Insurance and assessment	1,825	1,812	1,612	1,688	2,195
Professional fees	739	877	963	516	896
Other general and administrative	2,165	1,959	2,860	2,517	2,346
Total noninterest expense	$18,419	$18,126	$19,746	$17,481	$17,718

Noninterest expense for the second quarter 2010 increased by $0.7 million from the second quarter 2009.  The $0.7 million increase in noninterest expense in the second quarter 2010 as compared to the same period in 2009 is the result of a $2.2 million increase in other real estate owned expense, mostly offset by declines in all other categories of expense.

The $2.2 million increase in other real estate owned expense in the second quarter 2010 as compared to the same period in 2009 is mostly due to an increase in write-downs on other real estate owned properties resulting from valuation adjustments and sales.

The $0.2 million decline in overall salaries and employee benefit expense in the second quarter 2010 as compared to the same period in 2009 is due mostly to a reduction in full time equivalent staff, as well as reductions in bonuses, incentives and restricted stock expense.

Overall occupancy and furniture and equipment expense declined by $0.3 million in the second quarter 2010 as compared to the same period in 2009 due to lower depreciation and lease expense resulting from the reduction of leased space in our headquarters building.

Amortization of intangible assets declined by $0.3 million in the current quarter as compared to the same period last year due to accelerated amortization of intangible assets associated with previous acquisitions.

Overall insurance and assessments decreased by $0.4 million in the second quarter 2010 as compared to the same quarter in 2009.  This reduction in cost is the result of a one-time FDIC insurance assessment in the second quarter 2009 for which the Company recorded an additional $0.9 million of expense. Although there was no similar assessment in 2010, our ongoing FDIC assessment rates are higher in 2010 as compared to 2009.

The $0.2 million decline in professional fees in the second quarter 2010 as compared to the same quarter in 2009 is due mostly to lower legal costs.

The $0.2 million decline in other general and administrative expenses in the second quarter 2010 as compared to the second quarter 2009 is primarily a result of lower data processing costs.

The second quarter 2010 noninterest expense was $0.3 million greater than the first quarter 2010.   This increase in noninterest expense in the second quarter 2010 as compared to the first quarter 2010 is due mostly to a $0.4 million increase in expenses related to other real estate owned and a $0.2 million increase in other general and administrative expenses. The increase in other real estate owned expense is due to an increase in write-downs on other real estate owned properties resulting from valuation adjustments and sales. The increase in other general and administrative expenses is due mostly to higher workout related expenses.  All other categories of expense declined or remained relatively flat in the second quarter 2010 as compared to the first quarter 2010.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Six Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,035	$13,451
Occupancy expense	3,726	3,847
Furniture and equipment	1,943	2,278
Amortization of intangible assets	2,600	3,163
Other real estate owned	5,864	963
Insurance and assessment	3,637	3,236
Professional fees	1,616	1,745
Other general and administrative	4,124	4,495
Total noninterest expense	$36,545	$33,178

Noninterest expense for the six months ended June 30, 2010 increased by $3.4 million compared to the same period in 2009 primarily due to a $4.9 million increase in expenses associated with other real estate owned and a $0.4 million increase in insurance and assessments.  All other categories of noninterest expense declined in the first six-months of 2010 as compared to the same period in 2009.

The $0.4 million year-to-date decline in salaries and employee benefits expense in 2010 as compared to 2009 is due to a $0.8 million reduction in base salary and bonus expense, offset by a $0.2 million increase in restricted stock expense and a $0.2 million increase in employee benefits expense.  The overall reduction in salary and bonus expense is a result of a decrease in full-time equivalents by twelve from the second quarter of 2009, as well as severance payments made in the first half of 2009, including the related forfeitures of restricted stock expense in 2009.  The increase in employee benefits expense is primarily the result of increased claims on the Company’s partially self-insured medical insurance plan.

The $0.3 million decrease in furniture and equipment for the first six months of 2010 as compared to the same period in 2009 is primarily the result of reduced depreciation expense resulting from certain fixed assets becoming fully depreciated.

On a year-to-date basis in 2010, amortization of intangible asset expense decreased by $0.6 million, or 17.8%,  as compared to 2009 due to the use of accelerated methods to amortize the core deposit intangible asset.

Other real estate owned expense increased on a year-to-date basis in 2010 as compared to 2009 primarily as a result of a $4.2 million increase in write-downs resulting from valuation adjustments related mostly to the decision to dispose of certain properties.

Insurance and assessment expense increased $0.4 million in the first half of 2010 compared to the same period in 2009, primarily as a result of increased FDIC insurance premiums.  The increase in premiums was partially offset by a $0.9 million one-time special assessment in 2009 that did not occur in 2010.

Other general and administrative expense decreased by $0.4 million for the year-to-date period ended June 30, 2010 as compared to the same period in 2009.  This decrease is primarily attributable to reduced data processing expense in 2010 resulting from the outsourcing of the organization’s core processing functions.

Income Taxes

The effective tax benefit was 37.4% for the three months ending June 30, 2010 as compared to an effective tax benefit of 39.1% for the same period in 2009.  The primary difference between the expected benefit and the effective tax benefit for the three months ended June 30, 2010 is tax-exempt income.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  At the end of the second quarter 2010, based on the Company’s ability to carryback up to $9.4 million of potential tax losses generated in future years to prior years and various tax planning strategies, including sale leaseback of certain locations, the Company has determined that a valuation allowance for deferred tax assets is not required.

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

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Cash and cash equivalents	$184,701	$222,723	$234,483	$148,194	$47,096
Total investments	312,293	252,393	248,236	209,297	124,952
Total loans	1,374,208	1,435,071	1,519,608	1,587,265	1,651,572
Total assets	1,983,798	2,030,331	2,127,580	2,057,378	1,944,867
Earning assets	1,848,132	1,898,553	1,985,059	1,921,726	1,800,472
Deposits	1,544,271	1,602,884	1,693,290	1,632,436	1,560,730

At June 30, 2010, the Company had total assets of $2.0 billion, or $143.8 million less than the $2.1 billion of total assets at December 31, 2009.  The decline in assets from December 31, 2009 is mostly due to an $145.4 million decline in loans, net of unearned discount.  Most of this decrease was in commercial loans.  The decline in commercial loans is partly attributable to planned efforts by the bank to reduce lower yielding syndicated and participated loans.

Although total assets remained relatively flat at June 30, 2010 as compared to June 30, 2009, there was a change in the mix of assets as total loans declined by $277.4 million, while investment securities increased by $187.3 million and cash and cash equivalents increased by $137.6 million. The increase in cash and cash equivalents is primarily a result of management’s decision to improve the bank’s overall liquidity position.  Management continues to evaluate alternatives to utilize this additional low-yielding liquidity in the existing interest-rate environment in order to improve our future net interest margin.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Real estate - Residential and Commercial	$754,019	$748,135	$760,719	$715,005	$682,923
Real estate - Construction	83,389	111,231	105,612	163,074	190,197
Equity lines of credit	51,221	53,014	54,852	56,591	55,812
Commercial	411,605	448,908	521,016	573,562	639,462
Agricultural	17,968	17,203	18,429	19,428	22,764
Consumer	31,936	34,986	36,175	38,704	37,878
Leases receivable and other	26,289	24,022	25,366	23,671	25,506
Total gross loans	1,376,427	1,437,499	1,522,169	1,590,035	1,654,542
Less: allowance for loan losses	(46,866)	(52,015)	(51,991)	(49,038)	(43,041)
Unearned discount	(2,219)	(2,428)	(2,561)	(2,770)	(2,970)
Loans, net of unearned discount	$1,327,342	$1,383,056	$1,467,617	$1,538,227	$1,608,531

Loans held for sale at lower of cost or market	$1,150	$11,506	$9,862	$5,500	$5,250

There were $888.6 million of real estate loans at June 30, 2010, compared to $921.2 million at December 31, 2009 and $928.9 million at June 30, 2009.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may be actively involved in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  For our Bank, the total reported loans for construction, land development and land represented 101% of capital at June 30, 2010, as compared to 110% at December 31, 2009, and 164% at June 30, 2009.  For our Bank, the total reported commercial real estate loans represented 315% of capital at June 30, 2010, as compared to 329% at December 31, 2009, and 391% at June 30, 2009.  Both the construction and commercial real estate concentrations have decreased significantly over the past twelve months.  Loans secured by commercial real estate, as prescribed under the regulatory concentration guidelines, decreased by $45.3 million, or 6.1%, to $697.3 million at June 30, 2010, as compared to $742.6 million at December 31, 2009.  Management employs heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. The overall decline in loans in 2009 and 2010 is partially attributable to management’s efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate.  Further, management has worked to reduce the volume of lower yielding syndicated and participated loans.

The $106.8 million decrease in construction loans, and the $71.1 million increase in residential and commercial real estate loans at June 30, 2010 as compared to June 30, 2009 is partially due to reclassifying $77.6 million of construction loans to residential and commercial real estate loans because of the completion of the underlying building projects and the commencement of amortization on these loans.  A portion of the remainder of the decrease in construction loans was a result of payoffs on existing loans, as well as moving loans to other real estate owned during 2009 and 2010.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado.  At June 30, 2010, the Company did not have any significant concentrations in any particular industry.

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

Table 12

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$64,339	$70,500	$59,584	$81,035	$52,483
Other impaired loans	1,065	558	123	150	2,671
Total nonperforming loans	$65,404	$71,058	$59,707	$81,185	$55,154
Other real estate owned and foreclosed assets	30,298	30,918	37,192	32,246	34,746
Total nonperforming assets	$95,702	$101,976	$96,899	$113,431	$89,900

Impaired loans	$65,404	$71,058	$59,707	$81,185	$55,154
Allocated allowance for loan losses	(3,716)	(10,802)	(6,603)	(7,515)	(7,291)
Net investment in impaired loans	$61,688	$60,256	$53,104	$73,670	$47,863
Accruing loans past due 90 days or more	$1,065	$558	$123	$9,140	$2,671
Loans past due 30-89 days	$33,050	$21,956	$21,709	$52,443	$39,836
Loans charged-off	$13,918	$4,271	$7,618	$14,618	$13,509
Recoveries	(369)	(295)	(566)	(615)	(347)
Net charge-offs	$13,549	$3,976	$7,052	$14,003	$13,162
Provision for loan losses	$8,400	$4,000	$10,005	$20,000	$18,605
Allowance for loan losses	$46,866	$52,015	$51,991	$49,038	$43,041

Allowance for loan losses to loans, net of unearned discount	3.41%	3.62%	3.42%	3.09%	2.61%
Allowance for loan losses to nonaccrual loans	72.84%	73.78%	87.26%	60.51%	82.01%
Allowance for loan losses to nonperforming assets	48.97%	51.01%	53.65%	43.23%	47.88%
Allowance for loan losses to nonperforming loans	71.66%	73.20%	87.08%	60.40%	78.04%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	6.81%	6.96%	6.22%	7.00%	5.33%
Annualized net charge-offs to average loans	3.83%	1.08%	1.77%	3.42%	3.05%
Nonaccrual loans to loans, net of unearned discount	4.68%	4.91%	3.92%	5.11%	3.18%
Loans 30-89 days past due to loans, net of unearned discount	2.40%	1.53%	1.43%	3.30%	2.41%

Nonperforming assets at June 30, 2010 decreased by $1.2 million from December 31, 2009, primarily as a result of a $6.9 million decrease in other real estate owned, partially offset by a $5.7 million increase in nonperforming loans.

At June 30, 2010, residential construction, land and land development loans accounted for $23.8 million, or 36.4%, of all nonperforming loans.  At December 31, 2009, approximately $25.8 million, or 43%, of all nonperforming loans were residential construction, land and land development loans.

At June 30, 2010, approximately $27.0 million, or 41.2%, of all nonperforming loans outstanding were commercial real estate loans.  At December 31, 2009, approximately $12.2 million, or 21%, of all nonperforming loans were commercial real estate loans.  The primary reason for the significant increase between year end and June 30, 2010 are two loans to a single borrower totaling $10.3 million.

The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of Thrift Supervision.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans.  During the second quarter 2010, the amount of loans that the Company has internally considered to be adversely classified has declined to $94.1 million at June 30, 2010 as compared to $101.0 million at December 31, 2009 and $118.9 million at June 30, 2009.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by approximately 44% from December 31, 2009 to June 30, 2010.  Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan under stress versus only their current condition.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the second quarter 2010 were $13.5 million, as compared to $13.2 million in the second quarter 2009.  Impaired loans as of June 30, 2010 totaled $65.4 million, as compared to $59.7 million at December 31, 2009, and $55.2 million at June 30, 2009.

Other real estate owned is $30.3 million at June 30, 2010, compared to $37.2 million at December 31, 2009. The balance at June 30, 2010 is comprised of approximately 29 separate properties of which $22.7 million is land; $7.1 million is commercial real estate including multi-family units; and $0.5 million is residential real estate.  The balance at December 31, 2009 is comprised of approximately 27 separate properties of which $15.4 million is land; $20.5 million is commercial real estate, including multi-family units; and $1.3 million is residential real estate.

At June 30, 2010, no additional funds are committed to be advanced in connection with impaired loans.

At June 30, 2010, there were twelve construction loans to eleven borrowers with a remaining interest reserve of approximately $1.9 million.  Additionally, at June 30, 2010, the amount of troubled debt restructurings is immaterial.

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

The ratio of allowance for loan losses to total loans was 3.41% at June 30, 2010, as compared to 3.42% at December 31, 2009 and 2.61% at June 30, 2009.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectibility as described above.  Management also looks at risk ratings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “special mention”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above.  Loans segregated by risk rating categories watch or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded in 2010 was required in order for the Company to maintain the allowance for loan losses (3.41% of total loans as of June 30, 2010) at a level necessary for the probable incurred losses inherent in the loan portfolio as of June 30, 2010.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $3.7 million, or 7.9%, of the $46.9 million allowance for loan losses at June 30, 2010, relates to loans with specific allowance allocations.  This compares to a specific reserve of $6.6 million, or 12.7%, of the total allowance for loan losses at December 31, 2009.  The decrease in the percent of the portfolio from specific reserves is attributable to partial charge offs taken in the first half of 2010, which reduced the book balance of select loans to the point where a specific reserve was no longer considered necessary as of June 30, 2010.  At June 30, 2010, the impaired loans had approximately $20.2 million of previous partial charge-offs as compared to approximately $9.4 million of previous charge-offs related to impaired loans at December 31, 2009.

The general component of the allowance for loan losses as a percent of overall loans, net of unearned discount, was 3.14% at June 30, 2010, as compared to 2.99% at December 31, 2009.  The increase in the general reserve as a percent of loans, net of unearned discount, is primarily a result of the impact of charge-offs recognized in the second quarter 2010 on our historical loss component of the general reserve.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Balance, beginning of period	$51,991	$44,988
Loan charge-offs:
Real estate - Residential and Commercial	2,278	2,491
Real estate - Construction	14,490	17,836
Commercial	1,188	1,939
Agricultural	54	—
Consumer	130	178
Lease receivable and other	49	1,327
Total loan charge-offs	18,189	23,771
Recoveries:
Real estate - Residential and Commercial	268	306
Real estate - Construction	130	52
Commercial	215	312
Agricultural	—	3
Consumer	43	41
Lease receivable and other	8	—
Total loan recoveries	664	714
Net loan charge-offs	17,525	23,057
Provision for loan losses	12,400	21,110
Balance, end of period	$46,866	$43,041

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

The carrying value of our portfolio of investment securities at June 30, 2010 and December 31, 2009 was as follows:

Table 14

	June 30,	December 31,	Increase	%
	2010	2009	(Decrease)	Change
	(In thousands)
Debt securities available for sale:
U.S. Government agencies and government-sponsored entities	$72,017	$17,129	$54,888	320.4%
State and municipal	57,594	60,827	(3,233)	(5.3)%
Mortgage backed securities — agency/residential	140,069	127,340	12,729	10.0%
Mortgage backed securities — private/residential	9,656	13,959	(4,303)	(30.8)%
Marketable equity	1,519	1,519	—	—
Other securities	360	360	—	—
Total securities available for sale	$281,215	$221,134	$60,081	(27.2)%

Securities held-to-maturity:
Mortgage backed securities — agency/residential	$13,897	$9,942	$3,955	39.8%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At June 30, 2010, there were three private-label mortgage backed securities with a carrying value of approximately $9.7 million.  Each of the private-label mortgage backed securities is a senior tranche and was AAA rated as of June 30, 2010.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at June 30, 2010 was $281.2 million, compared to the December 31, 2009 carrying value of $221.1 million. Year-to-date activity in our investment portfolio has been concentrated on the purchase of U.S. Government Agency Collateralized Mortgage Obligations or U.S. Government Agency Mortgage Backed Securities.

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

Out of our entire portfolio of debt securities, only two securities reflected an unrealized loss as of June 30, 2010.  Management concluded that the unrealized loss position on these securities was a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.   In addition, we do not intend to sell these securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell the securities prior to a recovery in their value.   Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

At both June 30, 2010 and December 31, 2009, we held $17.2 million, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West.  These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At June 30, 2010		At December 31, 2009
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$338,169	21.89%	$366,103	21.62%
Interest bearing demand	171,721	11.12%	171,844	10.15%
Money market	323,331	20.94%	352,127	20.80%
Savings	75,338	4.88%	71,816	4.24%
Time	635,712	41.17%	731,400	43.19%

Total deposits	$1,544,271	100.00%	$1,693,290	100.00%

At the end of the second quarter 2010, deposits were $1.5 billion as compared to $1.7 billion at December 31, 2009, reflecting a decrease of $149.0 million.

Excluding time deposits, deposits declined by $53.3 million during the first half of 2010 primarily as a result of a decrease in our customers’ available balances due partly to seasonality and customer cash flow needs.  Although overall balances declined during 2010, there was a net increase in the number of transaction and savings accounts.

Noninterest bearing deposits comprised approximately 21.9% of total deposits at June 30, 2010, as compared to 21.6% at December 31, 2009.  Noninterest bearing deposits help reduce overall deposits funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits declined by $95.7 million for the year-to-date period ending June 30, 2010.  There was a $35.7 million decrease in brokered deposits to $219.5 million, excluding reciprocal deposits with other banks through the Certificate of Deposit Account Registry Service (CDARS), during the first six months of 2010.  During the remainder of 2010, approximately $54.9 million of brokered deposits will mature and management will determine whether to renew these deposits or to let them roll off.

Borrowings and Subordinated Debentures

At June 30, 2010, our outstanding borrowings were $164,276,000 as compared to $164,364,000 at December 31, 2009.

The borrowings at June 30, 2010 consisted of 16 separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 5 to 91 months.  Approximately $140 million of the FHLB term advances at June 30, 2010 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  The Bank also had a line of credit with the FHLB at June 30, 2010, but there was no balance outstanding on this line of credit as of that date.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and line of credit at June 30, 2010 and December 31, 2009 was $298.9 million and $195.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.20% and 0.18% at June 30, 2010 and December 31, 2009, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at June 30, 2010.

At June 30, 2010, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.88%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty

Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly.   Management did not call either of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.  Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the second quarter of 2010.  Such a deferral is not an event of default and the interest continues to accrue.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement. The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends.

The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting  restricted core capital elements, including trust preferred securities and cumulative preferred stock. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of restricted core capital elements that can be included in regulatory Tier 1 capital. The Company will be allowed to include in Tier 1 capital an amount of restricted core capital elements equal to no more than 25% of the sum of all qualifying core capital elements, including qualifying restricted core capital elements.   For purposes of both Tier 1 capital and the 25% limitation,  certain intangibles, including core deposit intangibles, net of any related deferred income tax liability are deducted. The existing regulations in effect limit the amount of restricted core capital elements that can be included in Tier 1 capital to 25% of the sum of qualifying core capital elements without a deduction for permitted intangibles.   The adoption of this modification is not expected to have a material impact on the inclusion of our restricted core capital elements for purposes of Tier 1 capital.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  The Bank is required to maintain similar capital levels under capital adequacy guidelines.  At June 30, 2010, the Bank’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at June 30, 2010	Ratio at December 31, 2009	Ratio at June 30, 2009	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	14.80%	13.80%	10.73%	8.00%	N/A
Guaranty Bank and Trust Company	13.84%	12.82%	10.71%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.77%	9.43%	9.46%	4.00%	N/A
Guaranty Bank and Trust Company	12.57%	11.55%	9.44%	4.00%	6.00%
Leverage Ratio
Consolidated	7.87%	7.89%	8.96%	4.00%	N/A
Guaranty Bank and Trust Company	10.20%	9.66%	8.95%	4.00%	5.00%

On August 11, 2009, the Company issued $57.9 million, net of expenses, of Series A Convertible Preferred Stock.   This Preferred Stock is treated as a restricted core capital element for Tier 1 capital purposes at the consolidated level.  As a result of this issuance, the Company contributed an aggregate of $40.0 million of capital into the Bank.  This issuance and the contribution of capital into the bank subsidiary have improved the Company’s and the Bank’s risk-based regulatory capital ratios.

In December 2009, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $100 million in securities. The SEC declared the registration statement effective on February 11, 2010. The Company does not have any current plans to raise additional capital, however, the shelf registration provides us with the ability to raise capital, subject to SEC rules and limitations, if the Board of Directors decides to do so.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	June 30, 2010	December 31, 2009
	(In thousands)
Commitments to extend credit:
Variable	$269,855	$264,616
Fixed	24,482	40,486
Total commitments to extend credit	$294,337	$305,102

Standby letters of credit	$13,087	$14,917
Commercial letters of credit	$11,000	$11,000

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets.  At June 30, 2010, the Company had $184.7 million of cash and cash equivalents, including $160.3 million of interest bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $11.7 million of excess pledging related to customer accounts that require collateral at June 30, 2010 and $39.6 million of securities that are unavailable for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs. The Bank had approximately $134.6 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $29.6 million of availability with the Federal Reserve discount window.

The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2013, which became permanent with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010.  The FDIC also implemented a Transaction Account Guarantee (TAG) program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts.  The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program.  The TAG program has been extended by the FDIC through December 31, 2010 and the Dodd-Frank Act further extended coverage for non-interest bearing accounts through December 31, 2012.  The Bank expects to continue to participate in the TAG program for its duration.  As of June 30, 2010, the Bank had approximately 257 accounts with approximately $85.6 million of balances in excess of $250,000 covered under the TAG program.  Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2008. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $250,000 insured amount and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.   As of June 30, 2010, the Company had approximately $36.0 million of deposits in the CDARS® program.  For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.

Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits.  Additionally, the Bank submitted a written plan to improve the Bank’s liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits.  Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest-bearing deposits in banks and investment securities. During the remainder of 2010, approximately $54.9 million of brokered deposits (excluding CDARS®) are expected to mature, although the Company may renew or rollover a portion of those brokered deposits.  As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

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

Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company for over four years assuming that the holding company continues to defer interest on its trust preferred securities.

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

The Company evaluates its credit risk associated with its interest rate swaps by evaluating the maximum potential credit exposure prior to the execution of the interest rate swap.  This maximum potential credit exposure is evaluated by executive management in relation to the Company’s Derivatives and Hedging Policy.  On a quarterly basis, the actual credit risk for all swaps is reported to the Company’s asset-liability management committee and compared to the maximum exposure approved in the Company’s Derivatives and Hedging Policy.

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

As of June 30, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $387,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the net interest income increase or decrease over the next twelve months as of   June 30, 2010 and 2009:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	June 30, 2010	June 30, 2009
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$3,886	$95
100	1,392	1,645
Static	—	—
(100)	572	4,860
(200)	541	7,705

Overall, the Company believes it is asset sensitive, but less asset sensitive than one year ago.  At June 30, 2010, the Company is positioned to have a short-term favorable interest income impact in a 200 basis point or 100 basis point rising rate environment.  The primary reason for being less asset sensitive at June 30, 2010 as compared to June 30, 2009, is the impact of minimum rates, or floors, on many variable rate loans in the loan portfolio.  This minimum pricing will cause interest rates on variable rate loans to reprice less rapidly in a rising rate environment than was projected in the prior year.  Many of these variable rate loans are based on a spread to prime, which is currently at 3.25%. The most common minimum rate is between 5.0% and 5.5%.  As rates rise, the loan rate may continue to be at the minimum rate.   Because of the low rate environment, management also performed a rate shock of an increase of 300 basis points on its net interest income.  This 300 basis point rate shock reflects an increase of $7.6 million of net interest income, or $3.7 million greater than the 200 basis point rate shock in the table above.  Management anticipates that deposits rates, other than time deposit rates, would increase immediately in a rising rate environment.

In a falling rate environment, the Company is also projected to have an increase in net interest income.  However, it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to their current rates already being below 100 basis points at June 30, 2010.  The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. Additionally, current deposit rates, especially time deposit rates, would decrease to some extent during a falling rate environment. As a falling rate environment would potentially impact the cost of liabilities, especially time deposit rates, to a greater degree than earning assets for the above reasons, a falling rate environment would be expected to have a favorable impact on net interest margin. However, if the actual prime rate falls below a 300 basis point spread to target federal funds rate, the Company may not have an increase in net interest income in a falling rate environment.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the second quarter 2010.  These purchases relate to the net settlement of vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
April 1 to April 30	1,554	$1.52
May 1 to May 31	—	—
June 1 to June 30	9,115	1.25
	10,669	$1.29

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  [Removed and Reserved]

ITEM 5.  Other Information

Castle Creek Fund Transfer

On July 30, 2010, Castle Creek Capital Partners III, L.P. (“Fund III”) sold and transferred (the “Transfer”) all of its equity holdings in the Company to Castle Creek Capital Partners IV, L.P. (“Fund IV”).  As part of the Transfer, Fund III sold and transferred to Fund IV 2,644,963 shares of the Company’s voting common stock and 10,700 shares of the Company’s Series A convertible preferred stock.  Such shares represent an aggregate voting interest in the Company of 9.5%.  John M. Eggemeyer, a director of the Company, is a controlling person of each of Fund III and Fund IV.

While Fund III is a registered bank holding company, Fund IV is not.  Accordingly, Fund IV, including its controlling and affiliated persons, is subject to and must conform to the existing regulations and guidance of the Board of Governors of the Federal Reserve System with respect to equity investments in bank holding companies such as the Company.  As a result of the Transfer and in conformance with the Federal Reserve’s regulations and guidance, Mr. Eggemeyer, effective July 30, 2010, will no longer serve (1) as Chairman of the Company’s Board of Directors, although he will continue as a director of the Company, (2) as Chairman of the Board’s Corporate Risk Committee and (3) on the Board’s Executive Committee.  On August 3, 2010, the Company’s Board of Directors elected Daniel M. Quinn, the Company’s President and CEO, as its Chairman.

In addition, as a result of the Transfer and in conformance with the Federal Reserve’s regulations and guidance, on July 30, 2010, the Company received a letter from Castle Creek Financial LLC (“Castle Creek”) terminating the existing Services Agreement, dated as of November 8, 2006, by and between Castle Creek and the Company. Mr. Eggemeyer is a co-founder and chief executive of Castle Creek.  Pursuant to the Services Agreement, the Company engaged Castle Creek as the financial advisor to the Company and any entities the Company may form, acquire or invest in, in connection with any effort by the Company to acquire or invest in other financial institutions, effect a sale of the Company or a material amount of the Company’s assets or pursue a financing or recapitalization transaction.  The Services Agreement is included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company accepted and acknowledged such termination on August 3, 2010. Accordingly, the Services Agreement has been terminated effective August 3, 2010, subject to the provisions of Section 6 of the Services Agreement.  Pursuant to the terms of Section 6 of the Services Agreement, Castle Creek will still be entitled to fees should the Company engage in a transaction (i) on which Castle Creek provided advice or participated in discussions with any of the investors in such transaction or (ii) with any of the parties as to which Castle Creek advised the Company or with whom the Company engaged in discussions regarding a possible transaction prior to the termination of the agreement with Castle Creek, provided that such transaction is completed within 18 months following the termination of the Services Agreement. In addition, certain provisions of the Services Agreement survive the termination of the agreement, including the Company’s obligations to indemnify Castle Creek and the non-disclosure obligations of Castle Creek.

Resignation of Director

On July 29, 2010, Matthew P. Wagner, a director of the Company, notified the Company of his decision to resign as a member of the Company’s Board of Directors effective as of August 3, 2010.  Mr. Wagner’s decision to resign was not the result of any disagreement with the Company or its management.

ITEM 6.  Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 12, 2009).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1	Termination letter, dated as of July 29, 2010, concerning the Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (filed herewith).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary