Form 10-Q
period 2010-09-30
Guaranty Bancorp
filed 2010-11-02
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 29, 2010, there were 53,536,917 shares of the registrant’s voting common stock outstanding, including 1,978,849 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan.

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

•                  The effects of the regulatory written agreement that the Company and its subsidiary bank, Guaranty Bank and Trust Company (the “Bank”), have entered into with our regulators.

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

•                  Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability for our bank subsidiary to retain and grow core deposits, to purchase brokered deposits and maintain unsecured federal funds lines with correspondent banks and secured lines of credit.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Cash and due from banks	$109,770	$234,483
Securities available for sale, at fair value	370,555	221,134
Securities held to maturity (fair value of $13,985 and $10,428 at September 30, 2010 and December 31, 2009)	13,346	9,942
Bank stocks, at cost	17,230	17,160
Total investments	401,131	248,236
Loans, net of unearned discount	1,289,492	1,519,608
Less allowance for loan losses	(41,898)	(51,991)
Net loans	1,247,594	1,467,617
Loans held for sale	—	9,862
Premises and equipment, net	58,044	60,267
Other real estate owned and foreclosed assets	45,700	37,192
Other intangible assets, net	15,337	19,222
Other assets	55,570	50,701
Total assets	$1,933,146	$2,127,580

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$358,447	$366,103
Interest-bearing demand	505,706	523,971
Savings	76,429	71,816
Time	571,897	731,400
Total deposits	1,512,479	1,693,290
Securities sold under agreements to repurchase and federal funds purchased	17,951	22,990
Borrowings	164,242	164,364
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	11,641	13,059
Total liabilities	1,747,552	1,934,942

Stockholders’ equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 64,579 shares issued and outstanding at September 30, 2010; 73,280 shares authorized, 60,434 shares issued and outstanding at December 31, 2009; liquidation preference of $64,579 at September 30, 2010; liquidation preference of $60,434 at December 31, 2009.	63,372	59,227
Common stock—$0.001 par value; 150,000,000 shares authorized, 65,760,967 voting shares issued, 53,694,478 voting shares outstanding at September 30, 2010 (includes 1,989,017 shares of unvested restricted stock and 156,567 shares to be issued); 150,000,000 shares authorized, 64,952,450 voting shares issued, 52,952,703 voting shares outstanding at December 31, 2009 (includes 1,381,105 shares of unvested restricted stock and 129,806 of shares to be issued).	66	65
Additional paid-in capital - Common stock	619,174	618,343
Shares to be issued for deferred compensation obligations	237	199
Accumulated deficit	(396,976)	(382,599)
Accumulated other comprehensive income (loss)	2,209	(143)
Treasury Stock, at cost, 10,872,542 and 10,873,533 shares, respectively	(102,488)	(102,454)
Total stockholders’ equity	185,594	192,638
Total liabilities and stockholders’ equity	$1,933,146	$2,127,580

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$19,012	$21,710	$59,245	$67,994
Investment securities:
Taxable	1,966	751	5,097	2,067
Tax-exempt	682	763	2,106	2,295
Dividends	185	184	552	670
Federal funds sold and other	77	61	296	78
Total interest income	21,922	23,469	67,296	73,104
Interest expense:
Deposits	3,688	6,581	12,395	20,616
Securities sold under agreement to repurchase and federal funds purchased	26	29	102	98
Borrowings	1,329	1,323	3,944	3,956
Subordinated debentures	683	625	1,894	1,945
Total interest expense	5,726	8,558	18,335	26,615
Net interest income	16,196	14,911	48,961	46,489
Provision for loan losses	2,500	20,000	14,900	41,110
Net interest income, after provision for loan losses	13,696	(5,089)	34,061	5,379
Noninterest income:
Customer service and other fees	2,343	2,281	6,811	7,314
Gain (loss) on sale of securities	82	(1)	97	(1)
Gain on sale of loans	—	—	1,196	—
Other	128	242	596	734
Total noninterest income	2,553	2,522	8,700	8,047
Noninterest expense:
Salaries and employee benefits	6,551	6,536	19,586	19,987
Occupancy expense	1,890	1,908	5,616	5,755
Furniture and equipment	850	1,103	2,793	3,381
Amortization of intangible assets	1,285	1,559	3,885	4,722
Other real estate owned, net	7,836	1,654	13,700	2,617
Insurance and assessments	1,596	1,688	5,233	4,924
Professional fees	677	516	2,293	2,261
Other general and administrative	2,027	2,517	6,151	7,012
Total noninterest expense	22,712	17,481	59,257	50,659
Loss before income taxes	(6,463)	(20,048)	(16,496)	(37,233)
Income tax expense (benefit)	(2,456)	(3,147)	(6,290)	(9,911)
Net loss	(4,007)	(16,901)	(10,206)	(27,322)
Preferred stock dividends	(1,421)	—	(4,171)	—
Net loss allocable to common stockholders	$(5,428)	$(16,901)	$(14,377)	$(27,322)

Loss per common share—basic:	$(0.11)	$(0.33)	$(0.28)	$(0.53)
Loss per common share—diluted:	(0.11)	(0.33)	(0.28)	(0.53)

Weighted average common shares outstanding-basic	51,698,129	51,416,909	51,655,592	51,347,916
Weighted average common shares outstanding-diluted	51,698,129	51,416,909	51,655,592	51,347,916

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2008	—	$—	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,322)	—	(27,322)
Other comprehensive income	—	—	—	—	—	—	—	2,689	2,689
Total comprehensive loss									(24,633)
Stock compensation awards, net of forfeitures	—	—	(183,903)	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	758	—	—	—	—	758
Repurchase of common stock	—	—	(24,111)	—	—	(47)	—	—	(47)
Deferred compensation	—	—	85,723	—	129	—	—	—	129
Common shares issued	—	—	—	—	(683)	683	—	—	—
Preferred shares issued, net of expenses	59,053	57,883	—	—	—	—	—	—	57,883
Balance, September 30, 2009	59,053	$57,883	52,531,840	$618,011	$156	$(102,442)	$(379,325)	$1,387	$195,670

Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(10,206)	—	(10,206)
Other comprehensive income	—	—	—	—	—	—	—	2,352	2,352
Total comprehensive loss									(7,854)
Stock compensation awards, net of forfeitures	—	—	740,784	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	832	—	—	—	—	832
Repurchase of common stock	—	—	(25,770)	—	—	(34)	—	—	(34)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Preferred share dividends	4,145	4,145	—	—	—	—	(4,171)	—	(26)
Balance, September 30, 2010	64,579	$63,372	53,694,478	$619,240	$237	$(102,488)	$(396,976)	$2,209	$185,594

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,206)	$(27,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,327	7,388
Provision for loan losses	14,900	41,110
Change in valuation allowance for deferred tax asset	—	5,000
Stock compensation, net	832	758
Gain on sale of securities	(97)	1
Gain on sale of loans	(1,196)	—
Loss, net and valuation adjustments on real estate owned	12,459	2,694
Other	52	(771)
Net change in:
Other assets	(6,311)	(11,946)
Interest payable and other liabilities	(1,418)	(1,897)
Net cash provided by operating activities	15,342	15,015
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	92,579	19,669
Purchases	(238,714)	(94,969)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	3,194	14,945
Purchases	(6,481)	(85)
Loan originations and principal collections, net	160,707	154,293
Proceeds from sale of loans held for sale	18,413	7,960
Proceeds from sales of other real estate owned and foreclosed assets	16,515	6,212
Proceeds from sales of premises and equipment	11	8
Additions to premises and equipment	(247)	(845)
Net cash provided by investing activities	45,977	107,188
Cash flows from financing activities:
Net decrease in deposits	(180,811)	(66,215)
Repayment of long-term debt	(122)	(1,984)
Net change in federal funds purchased and repurchase agreements	(5,039)	(9,357)
Repurchase of common stock	(34)	(47)
Issuance of preferred stock	—	57,883
Cash dividends on preferred stock	(26)	—
Net cash used by financing activities	(186,032)	(19,720)
Net change in cash and cash equivalents	(124,713)	102,483
Cash and cash equivalents, beginning of period	234,483	45,711
Cash and cash equivalents, end of period	$109,770	$148,194

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)              Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2010, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

Reference to “Bank” means Guaranty Bank, and “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable.  References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans, real estate loans, Small Business Administration guaranteed loans and consumer loans.  The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.   Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are generally expected to be repaid from the operating cash flows of the borrower’s businesses.  There are no significant concentrations of loans to any one industry or customer.  However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

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

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of intangible assets, stock compensation expense, other real estate owned and accounting for derivative instruments.  Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers all other loans and is based on historical loss experience adjusted for current factors.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(f)                   Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity based awards to key employees, nonemployee directors, consultants and prospective employees. As of September 30, 2010, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2013. As of September 30, 2010, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while others were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(g)                Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) that allows directors and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the Plan are given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At September 30, 2010 and December 31, 2009, there were 156,567 and 129,806 shares, respectively, to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock.  At the end of 2009, due primarily to a low participation rate and the overall administration costs, the Company determined not to offer eligible or existing participants the ability to defer any additional compensation in 2010 or beyond until further notice.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  At September 30, 2010 and December 31, 2009, the Company had a net deferred tax asset of $11,637,000 and $10,170,000, respectively.  At the end of the third quarter 2010, based on the Company’s ability to carryback approximately $9,400,000 of potential tax losses generated to prior years and various tax

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

planning strategies, the Company has determined that a valuation allowance for deferred tax assets is not required.

At September 30, 2010 and December 31, 2009, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and its subsidiary are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2006. At September 30, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2010 and December 31, 2009, the Company does not have any amounts accrued for interest and/or penalties.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(j)                        Loss per Common Share

Basic loss per common share represents loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share does not reflect additional common shares that would have been outstanding because under current GAAP these shares are not considered when reporting a loss.  The Company’s obligation to issue shares of stock to participants in its Deferred Compensation Plan has been treated as outstanding shares of stock in the basic earnings per common share calculation.  The Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends and, therefore, are not subject to the two-class method of computing basic loss per common share.  The Company’s outstanding shares of preferred stock do not participate in the earnings or loss of the Company, and therefore, are not subject to the two-class method of computing basic loss per share. Potential dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the three and nine months ending September 30, 2010 and 2009.   The loss per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Average common shares outstanding	51,698,129	51,416,909	51,655,592	51,347,916
Effect of dilutive preferred stock(1)	—	—	—	—
Effect of dilutive unvested stock grants (2)	—	—	—	—
Average shares outstanding for calculating diluted earnings per common share	51,698,129	51,416,909	51,655,592	51,347,916

(1)  The Company had 64,579 shares outstanding of convertible preferred stock at September 30, 2010 and 59,053 at September 30, 2009.  Subject to the terms of the convertible preferred stock, these 64,579 shares are convertible into 35,877,222 shares of common stock of the Company based on a conversion price of $1.80.  The impact of the future conversion of these shares is anti-dilutive for the three and nine months ended September 30, 2010 due to the net loss attributable to common stockholders for these periods.

(2) The impact of unvested stock grants of 1,989,017 and 1,084,838 at September 30, 2010 and 2009, respectively, is anti-dilutive for the three and nine months ended September 30, 2010 and 2009, respectively, due to the net loss attributable to common stockholders for these periods.

(k)                     Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In January 2010, the FASB issued guidance clarifying the accounting for stockholder distributions where the stockholder has the ability to elect to have his/her distribution in the form of cash (up to a pre-determined maximum), stock or a combination of the two.  The update provided that the stock portion of a distribution where the stockholder had the ability to elect the distribution as stock or cash (up to a pre-determined maximum) should be accounted for as a share issuance and thereby eliminate diversity in practice. The provisions of this update became effective for financial statements dated on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position,

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

results of operations or cash flows. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	September 30, 2010
Debt securities available for sale:
U.S. government agencies and government-sponsored entities	$21,835	$24	$—	$21,811
State and municipal	56,291	879	(1,090)	56,502
Mortgage-backed - agency / residential	281,566	3,895	(316)	277,987
Mortgage-backed - private / residential	8,984	180	(9)	8,813
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360
Total	$370,555	$4,978	$(1,415)	$366,992

	December 31, 2009
Debt securities available for sale:
U.S. government agencies and government-sponsored entities	$17,129	$—	$(329)	$17,458
State and municipal	60,827	820	(567)	60,574
Mortgage-backed - agency / residential	127,340	1,300	(889)	126,929
Mortgage-backed - private / residential	13,959	—	(567)	14,526
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360
Total	$221,134	$2,120	$(2,352)	$221,366

The carrying amount, unrecognized gains and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2010:
Mortgage-backed securities — agency/residential	$13,346	$639	$—	$13,985

December 31, 2009:
Mortgage-backed securities — agency/residential	$9,942	$486	$—	$10,428

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at September 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$23,531	$23,573
Due after one year through five years	10,675	11,147
Due after five years through ten years	5,101	5,422
Due after ten years	39,006	37,984
Total AFS, excluding MBS, marketable equity and other securities	78,313	78,126
Mortgage-backed securities, marketable equity and other securities	288,679	292,429
Total available for sale	$366,992	$370,555

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$13,346	$13,985

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2010 and December 31, 2009, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for Sale
State and municipal	$36,930	$(1,090)	$—	$—	$36,930	$(1,090)
Mortgage-backed securities — agency/residential	100,279	(316)	—	—	100,279	(316)
Mortgage-backed securities — private/residential	979	(9)	—	—	979	(9)
Total temporarily impaired	$138,188	$(1,415)	$—	$—	$138,188	$(1,415)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for Sale
U.S. government agencies and government-sponsored entities	$17,129	$(329)	$—	$—	$17,129	$(329)
State and municipal	37,453	(567)	—	—	37,453	(567)
Mortgage-backed securities — agency/residential	50,163	(889)	—	—	50,163	(889)
Mortgage-backed securities — private/residential	13,959	(567)	—	—	13,959	(567)
Total temporarily impaired	$118,704	$(2,352)	$—	$—	$118,704	$(2,352)

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

At September 30 2010, the Company owned one private label mortgage-backed security (MBS), six agency mortgage-backed securities and one municipal bond in unrealized loss positions.  The municipal bond is a revenue bond guaranteed by the revenues from a local hospital.  No security was in an unrealized loss position for greater than twelve months at September 30, 2010.  Generally, the fair value of our available for sale securities fluctuates as a result of changes in market interest rates.  The municipal bond mentioned above accounts for approximately 77% of the total unrealized loss at September 30, 2010.

All of the Company’s mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for three private-label mortgage-backed securities with a total fair value of $9.0 million.  Each of these private-label securities are senior tranches that were rated AAA by at least one major rating agency at September 30, 2010.  The unrealized loss reflected by one of our private label securities is attributable to changes in interest rates and liquidity and not reflective of credit quality.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest payments.   In addition, we perform a quarterly review of the significant revenue bond discussed above.  Based on the credit ratings of our bonds, our annual review of all non-rated securities and the quarterly review of the significant revenue obligation, we concluded that the unrealized loss position at September 30, 2010 is the result of the level of market interest rates and not a result of the underlying issuer’s ability to repay.

We do not intend to sell any of the debt securities in our portfolio with an unrealized loss and do not believe that it is more likely than not that we will be required to sell any of these securities prior to a recovery in their value. The fair value of these debt securities is expected to recover as the bonds approach maturity. Accordingly, we have not recognized any OTTI in our consolidated statements of operations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Loans on real estate:
Residential and commercial	$740,106	$760,719
Construction	56,624	105,612
Equity lines of credit	51,903	54,852
Commercial loans	370,281	521,016
Agricultural loans	16,088	18,429
Lease financing	4,014	4,011
Installment loans to individuals	30,303	36,175
Overdrafts	627	358
SBA and other	21,595	20,997
	1,291,541	1,522,169
Less:
Allowance for loan losses	(41,898)	(51,991)
Unearned discount	(2,049)	(2,561)
Net Loans	$1,247,594	$1,467,617

A summary of transactions in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance, beginning of period	$46,866	$43,041	$51,991	$44,988
Provision for loan losses	2,500	20,000	14,900	41,110
Loans charged-off	(7,953)	(14,618)	(26,142)	(38,389)
Recoveries on loans previously charged-off	485	615	1,149	1,329
Balance, end of period	$41,898	$49,038	$41,898	$49,038

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2010	December 31, 2009
	(In thousands)
Impaired loans with a valuation allowance	$14,985	$21,039
Impaired loans without a valuation allowance	55,356	38,668
Total impaired loans	$70,341	$59,707
Valuation allowance related to impaired loans	$3,539	$6,603

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired.  As of September 30, 2010, we had $26,664,000 of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1,858,000.   Troubled debt restructurings were immaterial at December 31, 2009.  The troubled debt restructurings are included in impaired loans above.  The Company has not committed additional funds to borrowers whose loans are classified as troubled debt restructurings.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Average of individually impaired loans during period	$67,873	$68,170	$66,628	$62,343
Interest income recognized during impairment	$—	$—	$—	$160
Cash-basis interest income recognized	$—	$—	$—	$160

The gross interest income that would have been recorded in the year-to-date periods ended September 30, 2010 and September 30, 2009, if the loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination, if held for part of the period), was $1,914,000 and $2,617,000, respectively.  At September 30, 2010 and December 31, 2009, nonaccrual loans were $65,921,000 and $59,584,000, respectively.

(4)       Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for September 30, 2010 and September 30, 2009 were as follows (in thousands):

Balance as of December 31, 2008:	$484
Additions to OREO	40,668
Sales Proceeds	(6,212)
Losses and write-downs, net of gains	(2,694)
Balance as of September 30, 2009:	$32,246

Balance as of December 31, 2009:	$37,192
Additions to OREO	37,482
Sales Proceeds	(16,515)
Losses and write-downs, net of gains	(12,459)
Balance as of September 30, 2010:	$45,700

(5)       Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.  As of September 30, 2010 and December 31, 2009, the Company’s only intangible asset was its Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful life	2010	2009
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(47,638)	(43,753)
Other intangible assets, net		$15,337	$19,222

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Amortization expense	$1,285	$1,559	$3,885	$4,722

(6)                  Borrowings

At September 30, 2010, our outstanding borrowings were $164,242,000 as compared to $164,364,000 at December 31, 2009. These borrowings at September 30, 2010 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB. However, as of September 30, 2010 and December 31, 2009, there was no balance outstanding on this line of credit.

The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $379,738,000 at September 30, 2010 and $195,338,000 at December 31, 2009, which encompasses certain loans and securities as collateral for these borrowings.  The maximum credit allowance for future borrowings, including term notes and the line of credit, was $215,496,000 at September 30, 2010 and $30,974,000 at December 31, 2009.

The interest rate on the line of credit varies with the federal funds rate, and was 0.28% at September 30, 2010.  The term notes have fixed interest rates that range from 2.52% to 6.22%, with a weighted average rate of 3.17%.

(7)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.88% and 5.87% at September 30, 2010 and December 31, 2009, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company (“Trusts”), which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trusts, the debentures or the preferred securities.  As of September 30, 2010, the Company was in compliance with all covenants of these subordinated debentures.

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

Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts, along with the $63.4 million of 9% Series A Convertible Preferred Stock, qualify as Tier 1 capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.  At September 30, 2010, approximately $40.0 million of the combined $103.4 million of the Trusts’ securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $63.4 million is treated as Tier 2 capital.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes.  However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets.  As we have less than $15 billion in total assets and had issued all of our trust preferred securities prior to May 19, 2010, we believe that our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, became callable at each quarterly interest payment date starting on July 7, 2008.  The Company has not called this security on any of its quarterly interest payment dates.   The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.   The Company has not called this security on any of its quarterly interest payment dates.   The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010.  Under the terms of the Written Agreement, regulatory approval is required prior to the call of any trust preferred issuance.

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2010 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	3/7/2011	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2011	Variable	LIBOR + 2.65%	2.94%	10/15/2010
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2011	Variable	LIBOR + 3.10%	3.39%	10/7/2010

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At the dates indicated, the following commitments were outstanding:

	September 30, 2010	December 31, 2009
	(In thousands)
Commitments to extend credit:
Variable	$253,939	$264,616
Fixed	24,770	40,486
Total commitments to extend credit	$278,709	$305,102

Standby letters of credit	$12,695	$14,917
Commercial letters of credit	$11,000	$11,000

At September 30, 2010, the rates on the fixed rate commitments to extend credit ranged from 2.01 to 9.25%.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at September 30, 2010
U.S. government agencies and government-sponsored entities	$—	$21,835	$—	$21,835
State and municipal	—	19,361	36,930	56,291
Mortgage-backed securities — agency/residential	—	281,566	—	281,566
Mortgage-backed securities — private/residential	—	8,984	—	8,984
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative assets	—	—	514	514
Derivative liabilities	—	—	(493)	(493)

Assets/Liabilities at December 31, 2009
U.S. government agencies and government-sponsored entities	$—	$17,129	$—	$17,129
State and municipal	—	23,374	37,453	60,827
Mortgage-backed securities — agency/residential	—	127,340	—	127,340
Mortgage-backed securities — private/residential	—	13,959	—	13,959
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative assets	—	—	206	206
Derivative liabilities	—	—	(151)	(151)

See Note 11, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of September 30, 2010.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Net Derivative Assets and Liabilities	State and Municipal Securities	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Beginning balance	$36	$35,591	$55	$37,453
Total unrealized gains (losses) included in:
Net Loss	(15)	—	(34)	—
Other comprehensive income (loss)	—	1,339	—	(523)
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and (out) of level three	—	—	—	—
Balance September 30, 2010	$21	$36,930	$21	$36,930

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2010
Impaired loans	$—	$—	$32,483	$32,483

Assets at December 31, 2009
Impaired loans	$—	$—	$23,357	$23,357
Loans held for sale	$—	$—	$9,862	$9,862

Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $70,341,000 at September 30, 2010, after cumulative partial charge-offs of $13,493,000.  In addition, these loans have a specific valuation allowance of $3,539,000 at September 30, 2010.  Of the $70,341,000 impaired loan portfolio at September 30, 2010, $36,022,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining impaired loans valued at $34,320,000 were carried at cost at September 30, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at fair value at September 30, 2010 resulted in an additional provision for loan losses of $7,292,000 during the third quarter 2010 and $21,885,000 for the nine months ended September 30, 2010.  This provision was offset by a reduction to the general component of the allowance for loan losses.   At December 31, 2009, impaired loans had a carrying amount of $59,707,000 after a partial charge-off of $9,372,000.  In addition, these loans had a specific valuation allowance of $6,603,000 at December 31, 2009.  Of the $59,707,000 impaired loan portfolio at December 31, 2009, $30,235,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances.   The remaining $29,472,000 were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit.

There were no loans held for sale as of September 30, 2010.  Loans held for sale, which are carried at the lower of cost or fair value, were carried at  a fair value of $9,862,000 at December 31, 2009, which is made up of the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

original outstanding balances of $16,023,000, net of charge-offs taken at the date the loans were transferred to held for sale of $6,161,000.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below      :

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2010
Other real estate owned and foreclosed assets	$—	$—	$45,700	$45,700

Assets at December 31, 2009
Other real estate owned and foreclosed assets	$—	$—	$37,192	$37,192

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Other real estate owned had a carrying amount of $45,700,000 at September 30, 2010, which is made up of an outstanding balance of $55,936,000, with a valuation allowance of $10,236,000.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$109,770	$109,770	$234,483	$234,483
Securities available for sale	370,555	370,555	221,134	221,134
Securities held to maturity	13,346	13,985	9,942	10,428
Bank stocks	17,230	n/a	17,160	n/a
Loans, net	1,247,594	1,281,766	1,467,617	1,494,649
Loans held for sale	—	—	9,862	9,862
Accrued interest receivable	6,760	6,760	6,675	6,675
Interest rate swaps, net	21	21	55	55

Financial liabilities:
Deposits	1,512,479	1,516,441	1,693,290	1,700,549
Securities sold under agreements to repurchase and federal funds purchased	17,951	17,951	22,990	22,990
Subordinated debentures	41,239	33,755	41,239	33,768
Long-term borrowings	164,242	174,450	164,364	171,345
Accrued interest payable	4,916	4,916	3,398	3,398

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

(c) Loans

Loans, net of unearned fees excludes loans held for sale as these fair values are disclosed on a separate line on the table.   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate loans, investment property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Impaired loans are valued at the lower of cost or fair value as described above in this note.

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

Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. With respect to existing performance-based awards granted prior to 2010, the recipient is not entitled to dividend rights with respect to the shares of granted stock until initial vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan.  With respect to existing performance-based awards granted in 2010, the recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs.

Other than the stock awards with service and performance-based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorizes grants of stock based compensation awards of up to 8,500,000 shares of Company voting common stock, subject to adjustments provided by the Incentive Plan. As of September 30, 2010 and December 31, 2009, there were 1,989,017 and 1,381,105 shares of unvested stock granted (net of forfeitures), with 5,784,031 and 524,815 shares available for grant under the Incentive Plan, respectively.  Of the 1,989,017 shares unearned at September 30, 2010, approximately 1,043,000 shares are expected to vest.  Of the 1,403,517 shares of restricted stock outstanding with a performance condition, we expect that 515,678 shares will vest and that the remaining shares will expire unvested.   In August 2010, the Company granted four of its executive officers an aggregate of 773,517 shares of performance-based restricted shares.   The vesting of 515,678 of these newly issued

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

performance-based restricted shares is contingent upon the meeting of certain return on asset and net income performance measures, as well as the termination of the Written Agreement dated January 22, 2010.   Approximately 50% of these 515,678 shares will vest if the targeted performance goals are met, with a potential to earn up to the remaining 50% of these shares if the targeted performance goals are exceeded by certain prescribed amounts.  Similarly, only 12.5% of the shares will vest if only the minimum threshold levels are met.  If the minimum thresholds are not met, then no shares will vest.  The vesting of the remaining 257,839 performance shares issued to the top four executives on August 6, 2010 is contingent upon the termination of the Written Agreement and certain time-based vesting criteria.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2009	1,381,105	$7.15
Awarded	808,517	1.19
Forfeited	(67,733)	5.27
Vested	(132,872)	8.66
Unearned at September 30, 2010	1,989,017	$4.69

The Company recognized $832,000 and $758,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2010 and September 30, 2009, respectively. The total income tax effect recognized in the consolidated income statement for share-based compensation arrangements was a $54,000 expense for the nine months ended September 30, 2010, compared to a $131,000 expense for the same period in 2009.  The 2010 income tax effect related to share-based compensation arrangements included $370,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  At September 30, 2010, compensation cost of $1,438,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.6 years.  The fair value of awards that vested in the third quarter 2010 was approximately $21,372.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2010.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of September 30, 2010:
Derivatives not designated as hedging instruments
Interest rate products	$514	$493
Total derivatives not designated as hedging instruments	$514	$493

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The asset and liability derivatives are respectively classified in other assets and interest payable and other liabilities in the consolidated balance sheet.

Non-designated Hedges

None of the Company’s derivatives are designated as qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009.  The Company executes interest rate swaps with commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,176,000, and two offsetting interest rate swaps with a total notional amount of $23,176,000; for an aggregate notional amount of $46,352,000 related to this program.

Effect of Derivative Instruments on the Consolidated Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the nine months ended September 30, 2010:

	Location of Gain or (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivatives	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
		(In thousands)
Interest rate products	Other non-interest income	$(15)	$(34)

Total		$(15)	$(34)

(12)    Capital Ratios

The Company’s capital ratios exceed the regulatory capital requirement of “well-capitalized” at September 30, 2010 and December 31, 2009 as follows:

	Ratio at September 30, 2010	Ratio at December 31, 2009	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	15.28%	13.80%	8.00%	N/A
Guaranty Bank and Trust Company	14.33%	12.82%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.86%	9.43%	4.00%	N/A
Guaranty Bank and Trust Company	13.06%	11.55%	4.00%	6.00%
Leverage Ratio
Consolidated	7.71%	7.89%	4.00%	N/A
Guaranty Bank and Trust Company	10.22%	9.66%	4.00%	5.00%

(13)  Written Agreement

On January 22, 2010, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”).   The Written Agreement requires the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

overall condition.  The Agreement also requires the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company’s annual cash flow projections.  All written plans required to be submitted under the Written Agreement were timely submitted and approved by the Federal Reserve and/or CDB, respectively.

In addition, the Written Agreement places restrictions on the Bank accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits.  The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments.  Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends.   Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.  At September 30, 2010, the Company and the Bank are in compliance with all of the provisions of the Written Agreement.

(14)   Total Comprehensive Loss

The following table presents the components of other comprehensive income and total comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(4,007)	$(16,901)	$(10,206)	$(27,322)
Other comprehensive income:
Change in net unrealized gains, net	671	1,121	3,892	4,340
Less: Reclassification adjustments for losses (gains) included in income	(82)	1	(97)	1
Net unrealized holding gains	589	1,120	3,795	4,339
Income tax expense	(224)	(424)	(1,443)	(1,650)
Other comprehensive income	365	696	2,352	2,689
Total comprehensive loss	$(3,642)	$(16,205)	$(7,854)	$(24,633)

(15)     Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).  The Company has paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009.  The outstanding balance, net of stock issuance costs, of Series A Convertible Preferred Stock was $63,372,000 and $59,227,000 at September 30, 2010 and December 31, 2009, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $64,579,000 and $60,434,000 at September 30, 2010 and December 31, 2009, respectively.

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

The Board of Directors and management of the Company and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis.  All written plans required to be submitted pursuant to the Written Agreement (“Written Plans”) were submitted to the Federal Reserve and CDB in a timely manner during the first quarter 2010.  Approval was obtained for the Bank’s plan to reduce its reliance on brokered deposits, and such plan was adopted by the Bank’s Board of Directors in March 2010.   Similarly, all remaining Written Plans were approved by the Federal Reserve and/or CDB, respectively, in the second quarter 2010 and adopted by the Company.  At September 30, 2010, both the Company and the Bank were in compliance with all provisions of the Written Agreement.

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change -			Change -
	2010	2009	Favorable (Unfavorable)	2010	2009	Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$21,922	$23,469	$(1,547)	$67,296	$73,104	$(5,808)
Interest expense	5,726	8,558	2,832	18,335	26,615	8,280
Net interest income	16,196	14,911	1,285	48,961	46,489	2,472
Provision for loan losses	2,500	20,000	17,500	14,900	41,110	26,210
Net interest income after provision for loan losses	13,696	(5,089)	18,785	34,061	5,379	28,682
Noninterest income	2,553	2,522	31	8,700	8,047	653
Noninterest expense	22,712	17,481	(5,231)	59,257	50,659	(8,598)
Loss before income taxes	(6,463)	(20,048)	13,585	(16,496)	(37,233)	20,737
Income tax benefit	(2,456)	(3,147)	(691)	(6,290)	(9,911)	(3,621)
Net loss	(4,007)	(16,901)	12,894	(10,206)	(27,322)	17,116
Preferred stock dividends	(1,421)	—	(1,421)	(4,171)	—	(4,171)
Net loss applicable to common stockholders	$(5,428)	$(16,901)	$11,473	$(14,377)	$(27,322)	$12,945

Common Share Data:
Basic loss per common share	$(0.11)	$(0.33)	$0.22	$(0.28)	$(0.53)	$0.25
Diluted loss per common share	$(0.11)	$(0.33)	$0.22	$(0.28)	$(0.53)	$0.25
Average common shares outstanding	51,698,129	51,416,909	281,220	51,655,592	51,347,916	307,676
Diluted average common shares outstanding	51,698,129	51,416,909	281,220	51,655,592	51,347,916	307,676

	September 30,	December 31,
	2010	2009
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	15.28%	13.80%
Loans, net of unearned discount, to deposits	85.26%	89.74%
Allowance for loan losses to loans, net of unearned discount	3.25%	3.42%

The $4.0 million third quarter 2010 net loss (excluding the preferred stock dividend) is a $12.9 million improvement from the third quarter 2009 net loss of $16.9 million.  The primary reasons for the reduction in loss in the third quarter 2010 as compared to the same period last year are a $17.5 million reduction in the provision for loan losses, increases in net interest income and noninterest income and decreases in most categories of noninterest expense. These items were partially offset by a $6.2 million increase in write-downs and losses on other real estate owned.

On August 11, 2009, the Company issued 59,053 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a price of $1,000 per share.  The Company received $57.9 million, net of expense, from the issuance of these shares, which significantly increased our capital.  The quarterly preferred stock dividends paid in the form of additional shares of preferred on the preferred stock are included in the net loss allocable to common stockholders.

In the third quarter 2010, net interest income increased by $1.3 million as compared to the same quarter in 2009.   On a year-to-date basis, net interest income improved by $2.5 million in 2010 as compared to the same period in 2009.  Although average earning assets declined on both a quarter-to-date and year-to-date basis in comparison to the same periods in 2009, overall net interest income increased due to an increase in net interest margin resulting primarily from higher loan yields and lower deposit costs.

The provision for loan losses decreased in the third quarter 2010 by approximately $17.5 million compared to the same quarter in 2009.  The provision for loan losses also decreased by $26.2 million on a year-to-date basis in 2010 as compared to the same period in 2009.   The overall declines in the quarter-to-date and year-to-date 2010 provision for loan losses as compared to the same periods in 2009 reflect lower levels of loans outstanding, a lower specific component of the allowance for loan losses, a reduction in classified assets and a migration of higher charge-off quarters out of the historical loss component of the calculation.

Noninterest expense increased by $5.2 million in the third quarter 2010 as compared to the same quarter in 2009.  This increase is primarily attributable to a $6.2 million increase in other real estate owned expense as a result of write-downs on other real estate owned properties caused by valuation adjustments and sales, partially offset by decreases in most other categories of noninterest expense.   Similarly, noninterest expense increased by $8.6 million on a year-to-date basis in 2010 as compared to 2009 primarily as a result of an $11.1 million increase in other real estate owned expense and a $0.3 million increase in insurance and assessments, partially offset by decreases in nearly all other areas of noninterest expense.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Net interest income	$16,196	$16,133	$16,632	$16,284	$14,911
Interest rate spread	3.16%	3.09%	3.10%	2.81%	2.65%
Net interest margin	3.53%	3.47%	3.50%	3.26%	3.14%
Net interest margin, fully tax equivalent	3.61%	3.55%	3.58%	3.34%	3.23%

Third quarter 2010 net interest income of $16.2 million increased by $1.3 million from the third quarter 2009.  This increase is a result of a $3.1 million favorable rate variance, which was partially offset by a $1.8 million unfavorable volume variance (see Table 5).

The 39 basis point increase in net interest margin in the third quarter 2010 compared to the third quarter 2009 resulted in a $3.1 million favorable rate variance.  This increase in net interest margin is partly due to a 29 basis point increase in loan yields in the third quarter 2010 as compared to the same period in 2009, as well as a 68 basis point decline in the cost of funds over the same period.  There were no overall declines in the targeted federal funds rates or the prime rate throughout 2009 or 2010.  The increase in loan yields throughout 2009 and into 2010 is a result of favorable repricing on matured loans, primarily as a result of the implementation of a minimum rate, or floor, on variable rate loans.  Similarly, the decline in the cost of funds is a result of lower deposit costs that are primarily attributable to lower costs on renewed and new time deposits throughout 2009 and into 2010.

The $1.8 million unfavorable volume variance for the third quarter 2010 as compared to the same period in 2009 is mostly attributable to a shift in earning assets from higher yielding loan balances to lower yielding investments and overnight cash balances, as well as an overall $62.2 million decrease in average total earning assets.  The average balance of loans decreased in the third quarter 2010 as compared to the same period in the prior year by $275.3 million. Offsetting this decrease, the Company’s average investment securities (including bank stocks) and overnight funds for the third quarter 2010 increased by $192.0 million and $21.1 million, respectively, as compared to the same quarter in 2009.  In the third quarter 2010, investment securities and overnight funds had an average yield of 3.25% and 0.25%, respectively, as compared to a yield of 5.58% for loans.   With respect to deposits, the average balances of lower-cost customer deposits increased in the third quarter 2010 as compared to the same quarter in 2009.  The $118.1 million decline in the average balance of higher cost time deposit balances helped mitigate the overall impact of the unfavorable volume variance by reducing the volume of some of our higher cost liabilities. The decline in time deposits is mostly due to our efforts to decrease higher-cost brokered and internet deposits.  In the fourth quarter 2010, it is expected that approximately $48.5 million of brokered and internet deposits will mature and not be renewed.

The Company believes that it remains asset sensitive at the end of the third quarter 2010, whereby an increase in rates will have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Table 18).

On a linked quarter basis, net interest margin increased by six basis points in the third quarter 2010 as compared to the second quarter 2010.  This was primarily a result of an eight basis point increase in loan yields from 5.50% to 5.58%.  Other items contributing to the increase in net interest margin in the third quarter 2010 include a favorable change in the mix of earning assets in the third quarter 2010 as compared to the second quarter 2010, with a $39.0 million reduction in average overnight funds and a three basis point decrease in the overall cost of funds.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net interest income	$48,961	$46,489
Interest rate spread	3.12%	2.68%
Net interest margin	3.50%	3.26%
Net interest margin, fully tax equivalent	3.58%	3.34%

For the nine month period ended September 30, 2010, net interest income increased by $2.5 million, or 5.3%, as compared to the same period in 2009.  This increase is due to a $10.8 million favorable rate variance partially offset by an $8.3 million unfavorable volume variance (see Table 5).

The favorable rate variance of $10.8 million for year-to-date 2010 is primarily attributable to a 30 basis point increase in the yield on loans combined with a 76 basis point decrease in the cost of interest-bearing liabilities.  The Federal Open Markets Committee (FOMC) of the Federal Reserve Board has not changed the target federal funds rate since December 2008.  The improvement in loan yields and decrease in deposit costs is due mostly to the renewal of loans at higher rates and the renewal of deposits at lower rates in 2009 and 2010.   The overall cost of time deposits decreased from 3.41% for the first nine months of 2009 to 2.05% for the same period in 2010, a decrease of 136 basis points.

The $8.3 million unfavorable volume variance for the year-to-date period in 2010 as compared to the same period in 2009 is the combination of a $35.4 million decrease in average earning assets and a shift in allocation from higher yielding loan balances to lower yielding investment securities and overnight funding balances.   Average loan balances decreased by $301.8 million for the first nine months of 2010 as compared to the same period in 2009.  Average investment securities and bank stocks increased by $150.6 million, while average overnight funding balances increased $115.8 million for the year-to-date period in 2010 as compared to the same period in 2009.   The yields on investment securities and overnight funds were 3.54% and 0.25% for the first nine months of 2010 as compared to a loan yield of 5.58% during the same period.  This shift from higher yielding loans to lower yielding investments and overnight funds negatively impacted our margin in 2010.  Partially offsetting the unfavorable mix in earning assets was a decrease in higher cost time deposit balances.  Average time deposits decreased by $63.4 million for the first nine months of 2010 as compared to the same period in 2009, creating a favorable $1.5 million volume variance on net interest income.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Quarter Ended September 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,351,752	$19,012	5.58%	$1,627,066	$21,710	5.29%
Investment securities (1)
Taxable	271,357	1,966	2.87%	72,773	751	4.10%
Tax-exempt	57,119	682	4.73%	64,474	763	4.70%
Bank Stocks (4)	17,174	185	4.25%	16,410	184	4.44%
Other earning assets	122,658	77	0.25%	101,585	61	0.24%
Total interest-earning assets	1,820,060	21,922	4.78%	1,882,308	23,469	4.95%
Non-earning assets:
Cash and due from banks	25,147			25,396
Other assets	117,621			114,975
Total assets	$1,962,828			$2,022,679

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$168,310	$87	0.20%	$149,994	$96	0.25%
Money market	341,511	662	0.77%	324,686	690	0.84%
Savings	77,027	43	0.22%	72,514	58	0.32%
Time certificates of deposit	594,442	2,896	1.93%	712,557	5,737	3.19%
Total interest-bearing deposits	1,181,290	3,688	1.24%	1,259,751	6,581	2.07%
Borrowings:
Repurchase agreements	17,501	26	0.60%	12,796	29	0.89%
Federal funds purchased (5)	48	—	0.98%	22	—	0.15%
Subordinated debentures	41,239	683	6.57%	41,239	625	6.01%
Borrowings	164,259	1,329	3.21%	164,434	1,323	3.19%
Total interest-bearing liabilities	1,404,337	5,726	1.62%	1,478,242	8,558	2.30%
Noninterest bearing liabilities:
Demand deposits	347,288			345,831
Other liabilities	20,543			12,120
Total liabilities	1,772,168			1,836,193
Stockholders’ Equity	190,660			186,486
Total liabilities and stockholders’ equity	$1,962,828			$2,022,679
Net interest income		$16,196			$14,911
Net interest margin			3.53%			3.14%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.61% and 3.23% for the three months ended September 30, 2010 and September 30, 2009, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.5 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the third quarter 2010 and the third quarter 2009 rounded to zero.

Table 4 (Continued)

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,420,534	$59,245	5.58%	$1,722,321	$67,994	5.28%
Investment securities (1)
Taxable	217,503	5,097	3.13%	55,875	2,067	4.95%
Tax-exempt	58,270	2,106	4.83%	64,480	2,295	4.76%
Bank Stocks (4)	17,140	552	4.30%	21,998	670	4.07%
Other earning assets	157,943	296	0.25%	42,133	78	0.25%
Total interest-earning assets	1,871,390	67,296	4.81%	1,906,807	73,104	5.13%
Non-earning assets:
Cash and due from banks	24,654			27,279
Other assets	113,337			98,983
Total assets	$2,009,381			$2,033,069

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$167,715	$251	0.20%	$145,680	$274	0.25%
Money market	334,133	2,055	0.82%	299,323	1,996	0.89%
Savings	74,782	135	0.24%	71,582	169	0.32%
Time certificates of deposit	650,196	9,954	2.05%	713,567	18,177	3.41%
Total interest-bearing deposits	1,226,826	12,395	1.35%	1,230,152	20,616	2.24%
Borrowings:
Repurchase agreements	18,131	101	0.75%	14,667	97	0.88%
Federal funds purchased	113	1	0.90%	184	1	0.69%
Subordinated debentures	41,239	1,894	6.14%	41,239	1,945	6.31%
Borrowings	164,290	3,944	3.21%	167,569	3,956	3.16%
Total interest-bearing liabilities	1,450,599	18,335	1.69%	1,453,811	26,615	2.45%
Noninterest bearing liabilities:
Demand deposits	350,777			395,827
Other liabilities	15,926			11,573
Total liabilities	1,817,302			1,861,211
Stockholders’ Equity	192,079			171,858
Total liabilities and stockholders’ equity	$2,009,381			$2,033,069
Net interest income		$48,961			$46,489
Net interest margin			3.50%			3.26%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.58% and 3.34% for the nine months ended September 30, 2010 and September 30, 2009, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $1.5 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively, are included in the yield computation.

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

Table 5

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009			Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(2,698)	$1,268	$(3,966)	$(8,749)	$4,157	$(12,906)
Investment Securities
Taxable	1,215	(149)	1,364	3,030	(440)	3,470
Tax-exempt	(81)	7	(88)	(189)	36	(225)
Bank Stocks	1	(5)	6	(118)	41	(159)
Other earning assets	16	3	13	218	1	217
Total interest income	(1,547)	1,124	(2,671)	(5,808)	3,795	(9,603)
Interest expense:
Deposits:
Interest-bearing demand	(9)	(25)	16	(23)	(89)	66
Money market	(28)	(68)	40	59	(119)	178
Savings	(15)	(19)	4	(34)	(42)	8
Time certificates of deposit	(2,841)	(2,001)	(840)	(8,223)	(6,726)	(1,497)
Repurchase agreements	(3)	45	(48)	4	(8)	12
Federal funds purchased	—	—	—	—	—	—
Subordinated debentures	58	58	—	(51)	(51)	—
Borrowings	6	7	(1)	(12)	75	(87)
Total interest expense	(2,832)	(2,003)	(829)	(8,280)	(6,960)	(1,320)
Net interest income	$1,285	$3,127	$(1,842)	$2,472	$10,755	$(8,283)

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

In the third quarter 2010, the Company recorded a provision for loan losses of $2.5 million, compared to $20.0 million in the third quarter 2009.   On a year-to-date basis in 2010, the Company recorded a provision for loan losses of $14.9 million as compared to $41.1 million for the same period in 2009.

The provision for loan losses in the third quarter 2010 consisted of approximately $7.3 million related to the change in the specific component of the allowance for loan losses, net of charge-offs, partially offset by a decrease to the general component of the allowance for loan losses.  The general component of the allowance for loan losses declined primarily due to lower levels of loans, a decrease in classified loans and a migration of higher charge-off quarters out of the historical loss component of the calculation.  The specific component of the allowance for loan losses at September 30, 2010 decreased relative to June 30, 2010 and December 31, 2009 as certain impaired loans with a specific allocated component of the allowance at the end of the previous quarter were charged off during 2010.   At September 30, 2010, total impaired loans had cumulative partial charge-offs of approximately $13.5 million.  The general component of the provision for loan losses is primarily related to the level of historical charge-offs.

The Company determined that the provision for loan losses made during the third quarter 2010 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of September 30, 2010.

Net charge-offs in the third quarter 2010 were $7.5 million, as compared to $14.0 million for the same quarter in 2009.  Net charge-offs for the first nine months of 2010 were $25.0 million as compared to $37.1 million in the same period in 2009.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Noninterest income:
Customer service and other fees	$2,343	$2,254	$2,214	$2,206	$2,281
Gain (loss) on sale of securities	82	1	14	(1)	(1)
Gain on sale of loans	—	1,196	—	—	—
Other	128	274	194	127	242
Total noninterest income	$2,553	$3,725	$2,422	$2,332	$2,522

Noninterest income for the third quarter 2010 was up slightly compared to both the third quarter 2009 and the second quarter 2010, excluding the $1.2 million gain on sale of loans in the second quarter 2010.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Noninterest income:
Customer service and other fees	$6,811	$7,314
Gain (loss) on sale of securities	97	(1)
Gain on sale of loans	1,196	—
Other	596	734
Total noninterest income	$8,700	$8,047

For the nine months ended September 30, 2010, noninterest income, excluding the $1.2 million gain on sale of loans, decreased by $0.5 million compared to the same period in 2009.   This decrease is mostly due to lower account analysis fees and other service charges as some customers migrated to lower fee transaction accounts.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,551	$6,472	$6,563	$6,560	$6,536
Occupancy expense	1,890	1,836	1,890	1,854	1,908
Furniture and equipment	850	967	976	1,060	1,103
Amortization of intangible assets	1,285	1,300	1,300	1,556	1,559
Other real estate owned	7,836	3,115	2,749	3,281	1,654
Insurance and assessment	1,596	1,825	1,812	1,612	1,688
Professional fees	677	739	877	963	516
Other general and administrative	2,027	2,165	1,959	2,860	2,517
Total noninterest expense	$22,712	$18,419	$18,126	$19,746	$17,481

The $5.2 million increase in noninterest expense in the third quarter 2010 as compared to the same period in 2009 is primarily the result of a $6.2 million increase in other real estate owned expense, partially offset by a $0.5 million decrease in other general and administrative expenses and a $0.3 million decrease in combined occupancy and furniture and equipment expense.

The $6.2 million increase in other real estate owned expense in the third quarter 2010 as compared to the same period in 2009 is mostly due to an increase in write-downs on other real estate owned properties resulting from valuation adjustments and sales.  The majority of the write-downs in the third quarter 2010 resulted from updated valuation adjustments related to broker property opinions on two large land parcels in order to facilitate their ultimate disposition.

Overall occupancy and furniture and equipment expense declined by $0.3 million in the third quarter 2010 as compared to the same period in 2009 due to lower depreciation and lease expense resulting primarily from the reduction of leased space in our headquarters building.

Amortization of intangible assets declined by $0.3 million in the current quarter as compared to the same period last year due to accelerated amortization of intangible assets associated with previous acquisitions.

Insurance and assessments decreased by $0.1 million in the third quarter 2010 as compared to the same quarter in 2009.  The decrease is partly attributable to an overall decline in total deposits, which are currently used as the assessment base, at the end of the third quarter 2010 as compared to the end of the same quarter in 2009.  The Company expects that FDIC insurance will further decline in the fourth quarter 2010, as well as in the first quarter 2011.

The $0.5 million decline in other general and administrative expenses in the third quarter 2010 as compared to the third quarter 2009 is primarily a result of several smaller items comprising our total general and administrative expense category including business development, data processing and other miscellaneous losses.

On a linked quarter basis, the $4.3 million increase in noninterest expense in the third quarter 2010 as compared to the second quarter 2010 is due mostly to a $4.7 million increase in expenses related to other real estate owned, partially offset by a $0.2 million decrease in insurance and assessments.   The increase in other real estate owned expense is due mostly to an increase in write-downs on other real estate owned properties resulting from valuation adjustments and sales as discussed above.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$19,586	$19,987
Occupancy expense	5,616	5,755
Furniture and equipment	2,793	3,381
Amortization of intangible assets	3,885	4,722
Other real estate owned	13,700	2,617
Insurance and assessment	5,233	4,924
Professional fees	2,293	2,261
Other general and administrative	6,151	7,012
Total noninterest expense	$59,257	$50,659

Noninterest expense for the nine months ended September 30, 2010 increased by $8.6 million compared to the same period in 2009 primarily due to an $11.1 million increase in expenses associated with other real estate owned and a $0.3 million increase in insurance and assessments.   With the exception of a slight increase in professional fees, all other categories of noninterest expense declined in the nine months of 2010 as compared to the same period in 2009.

The $0.4 million year-to-date decline in salaries and employee benefits expense in 2010 as compared to 2009 is due mostly to a reduction in base salary and bonus expense, partially offset by an increase in benefit expense.   The overall reduction in salary and bonus expense is primarily a result of a decrease in full-time equivalent employees by eight from the third quarter of 2009.

The $0.6 million decrease in furniture and equipment in the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily the result of negotiated reductions in lease and maintenance contracts, as well as lower depreciation expense resulting from certain fixed assets becoming fully depreciated.

On a year-to-date basis in 2010, amortization of intangible asset expense decreased by $0.8 million as compared to 2009 due to the use of accelerated methods to amortize the core deposit intangible asset.

Other real estate owned expense increased by $11.1 million on a year-to-date basis in 2010 as compared to 2009 primarily as a result of an increase in write-downs resulting from valuation adjustments related mostly to the decision to expedite the disposition of certain properties.

Insurance and assessment expense increased $0.3 million in 2010 compared to 2009, primarily as a result of increased FDIC insurance premiums.  The increase in premiums was partially offset by a $0.9 million one-time special assessment in 2009 that did not occur in 2010.  Although there was a year-to-date increase in FDIC insurance premiums in 2010 as compared to the same period in 2009, FDIC insurance premiums declined during the most recent quarter and we expect that the FDIC premiums will continue to decline in the fourth quarter 2010.

Other general and administrative expense decreased by $0.9 million for the year-to-date period ended September 30, 2010 as compared to the same period in 2009.   This decrease is attributable to reductions in several categories including data processing, delivery, and other miscellaneous losses.

Income Taxes

The effective tax benefit was 38.0% for the three months ending September 30, 2010 as compared to an effective tax benefit of 15.7% for the same period in 2009.  The primary difference between the expected benefit and the effective tax benefit for the three months ended September 30, 2010 is tax-exempt income.    The primary difference between the expected benefit and the effective tax benefit for the three months ended September 30, 2009 is tax-exempt income as well as a valuation allowance related to deferred tax assets.   The valuation allowance on deferred tax assets recorded in the third quarter 2009 was subsequently reversed in the fourth quarter 2009 as a result of the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 in November 2009, which permitted businesses to elect to carryback a net operating loss from 2009 for five years, as compared to two years under prior law. The change in the carryback enabled the Company to elect to carryback its 2009 net operating loss which significantly reduced our deferred tax asset.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  At the end of the third quarter 2010, based on the Company’s ability to carryback up to $9.4 million of potential tax losses generated in future years to prior years and various tax planning strategies, including sale leaseback of certain locations, the Company has determined that a valuation allowance for deferred tax assets is not required.

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

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Cash and cash equivalents	$109,770	$184,701	$222,723	$234,483	$148,194
Total investments	401,131	312,293	252,393	248,236	209,297
Total loans	1,289,492	1,374,208	1,435,071	1,519,608	1,587,265
Total assets	1,933,146	1,983,798	2,030,331	2,127,580	2,057,378
Earning assets	1,776,923	1,848,132	1,898,553	1,985,059	1,921,726
Deposits	1,512,479	1,544,271	1,602,884	1,693,290	1,632,436

At September 30, 2010, the Company had total assets of $1.9 billion, or $194.4 million less than the $2.1 billion of total assets at December 31, 2009.  The decline in assets from December 31, 2009 is mostly due to a $230.1 million decline in loans, net of unearned discount.  Most of this decrease was in commercial loans.  The decline in commercial loans is partly attributable to planned efforts by the bank to reduce lower yielding syndicated and participated loans.

The decrease in total assets at September 30, 2010 as compared to September 30, 2009 is the result of a decline in total loans, partially offset by an increase in securities available for sale.  Total loans, net of unearned discount, decreased by $297.8 million from September 30, 2009 to September 30, 2010, whereas securities available for sale increased by $188.0 million over the same time period.  The increase in securities is nearly all related to purchases of mortgage-backed government agency or government-sponsored agency securities.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Real estate - Residential and Commercial	$740,106	$754,019	$748,135	$760,719	$715,005
Real estate - Construction	56,624	83,389	111,231	105,612	163,074
Equity lines of credit	51,903	51,221	53,014	54,852	56,591
Commercial	370,281	411,605	448,908	521,016	573,562
Agricultural	16,088	17,968	17,203	18,429	19,428
Consumer	30,303	31,936	34,986	36,175	38,704
Leases receivable and other	26,236	26,289	24,022	25,366	23,671
Total gross loans	1,291,541	1,376,427	1,437,499	1,522,169	1,590,035
Less: allowance for loan losses	(41,898)	(46,866)	(52,015)	(51,991)	(49,038)
Unearned discount	(2,049)	(2,219)	(2,428)	(2,561)	(2,770)
Loans, net of unearned discount	$1,247,594	$1,327,342	$1,383,056	$1,467,617	$1,538,227

Loans held for sale at lower of cost or market	$—	$1,150	$11,506	$9,862	$5,500

There were $848.6 million of real estate loans at September 30, 2010, compared to $921.2 million at December 31, 2009 and $934.7 million at September 30, 2009.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may be actively involved in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  For our Bank, the total reported loans for construction, land development and land represented 86% of capital at September 30, 2010, as compared to 110% at December 31, 2009, and 138% at September 30, 2009.  For our Bank, the total reported commercial real estate loans represented 297% of capital at September 30, 2010, as compared to 329% at December 31, 2009, and 349% at September 30, 2009.   Management employs heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. The overall decline in loans in 2009 and 2010 is partially attributable to management’s efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate.   Further, management has worked to reduce the volume of lower yielding syndicated and participated loans.

The $106.5 million decrease in construction loans, and the $25.1 million increase in residential and commercial real estate loans at September 30, 2010 as compared to September 30, 2009 is partially due to reclassifying $66.7 million of construction loans to residential and commercial real estate loans because of the completion of the underlying building projects and the commencement of amortization on these loans.   A portion of the remainder of the decrease in construction loans was a result of payoffs on existing loans, as well as moving loans to other real estate owned during 2009 and 2010.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado.  At September 30, 2010, the Company did not have any significant concentrations in any particular industry.

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

Table 12

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$65,921	$64,339	$70,500	$59,584	$81,035
Other impaired loans	4,420	1,065	558	123	150
Total nonperforming loans	$70,341	$65,404	$71,058	$59,707	$81,185
Other real estate owned and foreclosed assets	45,700	30,298	30,918	37,192	32,246
Total nonperforming assets	$116,041	$95,702	$101,976	$96,899	$113,431

Impaired loans	$70,341	$65,404	$71,058	$59,707	$81,185
Allocated allowance for loan losses	(3,539)	(3,716)	(10,802)	(6,603)	(7,515)
Net investment in impaired loans	$66,802	$61,688	$60,256	$53,104	$73,670
Accruing loans past due 90 days or more	$4,420	$1,065	$558	$123	$9,140
Loans past due 30-89 days	$21,876	$33,050	$21,956	$21,709	$52,443
Loans charged-off	$7,953	$13,918	$4,271	$7,618	$14,618
Recoveries	(485)	(369)	(295)	(566)	(615)
Net charge-offs	$7,468	$13,549	$3,976	$7,052	$14,003
Provision for loan losses	$2,500	$8,400	$4,000	$10,005	$20,000
Allowance for loan losses	$41,898	$46,866	$52,015	$51,991	$49,038

Allowance for loan losses to loans, net of unearned discount	3.25%	3.41%	3.62%	3.42%	3.09%
Allowance for loan losses to nonaccrual loans	63.56%	72.84%	73.78%	87.26%	60.51%
Allowance for loan losses to nonperforming assets	36.11%	48.97%	51.01%	53.65%	43.23%
Allowance for loan losses to nonperforming loans	59.56%	71.66%	73.20%	87.08%	60.40%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	8.69%	6.81%	6.96%	6.22%	7.00%
Annualized net charge-offs to average loans	2.19%	3.83%	1.08%	1.77%	3.42%
Nonaccrual loans to loans, net of unearned discount	5.11%	4.68%	4.91%	3.92%	5.11%
Loans 30-89 days past due to loans, net of unearned discount	1.70%	2.40%	1.53%	1.43%	3.30%

Nonperforming assets at September 30, 2010 increased by $19.1 million from December 31, 2009, primarily as a result of the addition of a single loan in the amount of $18.9 million during the quarter.

At September 30, 2010, residential construction, land and land development loans accounted for $7.9 million, or 11.3%, of all nonperforming loans.   At December 31, 2009, approximately $25.8 million, or 43%, of all nonperforming loans were residential construction, land and land development loans.

At September 30, 2010, approximately $44.9 million, or 63.8%, of all nonperforming loans outstanding were commercial real estate loans.   At December 31, 2009, approximately $12.2 million, or 21%, of all nonperforming loans were commercial real estate loans.  The primary reason for the significant increase between year end and September 30, 2010 was the addition of a single loan of approximately $18.9 million in the third quarter 2010.

The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of Thrift Supervision.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans.   During the third quarter 2010, the amount of performing loans that the Company has internally considered to be adversely classified has declined to $66.1 million at September 30, 2010 as compared to $101.2 million at December 31, 2009 and $117.1 million at September 30, 2009.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by approximately 45% from December 31, 2009 to September 30, 2010.  Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan under stress versus only their current condition.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the third quarter 2010 were $7.5 million, as compared to $14.0 million in the third quarter 2009.  Impaired loans as of September 30, 2010 totaled $70.3 million, as compared to $59.7 million at December 31, 2009, and $81.2 million at September 30, 2009.

Other real estate owned is $45.7 million at September 30, 2010, compared to $37.2 million at December 31, 2009. The balance at September 30, 2010 is comprised of approximately 38 separate properties of which $15.1 million is land; $28.9 million is commercial real estate; and $1.7 million is residential real estate.  The balance at December 31, 2009 was comprised of approximately 27 separate properties of which $15.4 million was land; $20.5 million was commercial real estate, including multi-family units; and $1.3 million was residential real estate.   The increase in other real estate owned at September 30, 2010 as compared to December 31, 2009 is primarily attributable to two commercial real estate properties of $17.6 million and $4.2 million being added in August 2010.   These two additions in August 2010 are expected to be sold in the fourth quarter 2010 based on existing signed letters of intent from prospective buyers.  In addition to these two properties, approximately $4.6 million of other properties are under signed purchase agreements and could close in the fourth quarter 2010.

At September 30, 2010, no additional funds are committed to be advanced in connection with impaired loans.

At September 30, 2010, there were eight loans to six borrowers with a remaining interest reserve of approximately $1.5 million. As of September 30, 2010, we had $26,664,000 of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1,858,000.   Troubled debt restructurings were immaterial at December 31, 2009.  The troubled debt restructurings are included in impaired loans above.  The Company has not committed additional funds to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 3.25% at September 30, 2010, as compared to 3.42% at December 31, 2009 and 3.09% at September 30, 2009.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectibility as described above.  Management also looks at risk ratings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “special mention”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above.  Loans segregated by risk rating categories watch, special mention or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded in 2010 was required in order for the Company to maintain the allowance for loan losses (3.25% of total loans as of September 30, 2010) at a level necessary for the probable incurred losses inherent in the loan portfolio as of September 30, 2010.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $3.5 million, or 8.4%, of the $41.9 million allowance for loan losses at September 30, 2010, relates to loans with specific allowance allocations.  This compares to a specific reserve of $6.6 million, or 12.7%, of the total allowance for loan losses at December 31, 2009.  The decrease in the percent of the portfolio from specific reserves is attributable to partial charge offs taken in the first nine months of 2010, which reduced the book balance of select loans to the point where a specific reserve was no longer considered necessary as of September 30, 2010.   At September 30, 2010, the impaired loans had approximately $13.5 million of previous partial charge-offs as compared to approximately $9.4 million of previous charge-offs related to impaired loans at December 31, 2009.

The general component of the allowance for loan losses as a percent of overall loans, net of unearned discount, was 2.98% at September 30, 2010, as compared to 2.99% at December 31, 2009.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Balance, beginning of period	$51,991	$44,988
Loan charge-offs:
Real estate - Residential and Commercial	9,348	5,075
Real estate - Construction	15,023	27,593
Commercial	1,496	3,141
Agricultural	54	—
Consumer	160	233
Lease receivable and other	61	2,347
Total loan charge-offs	26,142	38,389
Recoveries:
Real estate - Residential and Commercial	327	477
Real estate - Construction	293	403
Commercial	257	385
Agricultural	—	4
Consumer	65	59
Lease receivable and other	207	1
Total loan recoveries	1,149	1,329
Net loan charge-offs	24,993	37,060
Provision for loan losses	14,900	41,110
Balance, end of period	$41,898	$49,038

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

The carrying value of our portfolio of investment securities at September 30, 2010 and December 31, 2009 was as follows:

Table 14

	September 30,	December 31,	Increase	%
	2010	2009	(Decrease)	Change
	(In thousands)
Debt securities available for sale:
U.S. Government agencies and government- sponsored entities	$21,835	$17,129	$4,706	27.5%
State and municipal	56,291	60,827	(4,536)	(7.5)%
Mortgage-backed securities – agency/residential	281,566	127,340	154,226	121.1%
Mortgage-backed securities – private/residential	8,984	13,959	(4,975)	(35.6)%
Marketable equity	1,519	1,519	—	—
Other securities	360	360	—	—
Total securities available for sale	$370,555	$221,134	$149,421	67.6%

Securities held to maturity:
Mortgage-backed securities – agency/residential	$13,346	$9,942	$3,404	34.2%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At September 30, 2010, there were three private-label mortgage-backed securities with a carrying value of approximately $9.0 million.  Each of the private-label mortgage-backed securities is a senior tranche and was AAA rated as of September 30, 2010.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at September 30, 2010 was $370.6 million, compared to the December 31, 2009 carrying value of $221.1 million. Year-to-date activity in our investment portfolio has been concentrated on the purchase of U.S. Government Agency Collateralized Mortgage Obligations or U.S. Government Agency Mortgage-Backed Securities.

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

Fair values for U.S. Treasury securities, U.S. government agencies and government-sponsored entities and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data.  Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools.   Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data.   Additional data used to compute the fair value of mortgage-backed securities — private/residential include independent bond ratings.

One municipal bond related to a hospital was priced using significant unobservable inputs.  Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks.

Out of our entire portfolio of debt securities, eight securities reflected an unrealized loss as of September 30, 2010.  Management concluded that the unrealized loss position on these securities was a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.   In addition, we do not intend to sell these securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell the securities prior to a recovery in their value.   Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

At both September 30, 2010 and December 31, 2009, we held $17.2 million, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West.  These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At September 30, 2010		At December 31, 2009
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$358,447	23.70%	$366,103	21.62%
Interest bearing demand	165,000	10.91%	171,844	10.15%
Money market	340,706	22.53%	352,127	20.80%
Savings	76,429	5.05%	71,816	4.24%
Time	571,897	37.81%	731,400	43.19%

Total deposits	$1,512,479	100.00%	$1,693,290	100.00%

At the end of the third quarter 2010, deposits were $1.5 billion as compared to $1.7 billion at December 31, 2009, reflecting a decrease of $180.8 million.

Excluding time deposits, deposits declined by $21.3 million during the first nine months of 2010 primarily as a result of a decrease in our customers’ available balances due partly to seasonality and customer cash flow needs.  Although overall balances declined during 2010, there was a net increase in the number of transaction and savings accounts.

Noninterest bearing deposits as a percent of total deposits increased to approximately 23.7% at September 30, 2010, as compared to 21.6% at December 31, 2009.  Noninterest bearing deposits help reduce overall deposits funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits declined by $159.5 million for the year-to-date period ending September 30, 2010.  There was a $78.8 million decrease in brokered deposits to $175.8 million, excluding reciprocal deposits with other banks through the Certificate of Deposit Account Registry Service (CDARS), during the first nine months of 2010.  During the remainder of 2010, approximately $48.5 million of internet and brokered deposits will mature and are not expected to be renewed or rolled over.

Borrowings and Subordinated Debentures

At September 30, 2010, our outstanding borrowings were $164,242,000 as compared to $164,364,000 at December 31, 2009.  These balances are solely related to term note borrowings at the Federal Home Loan Bank (“FHLB”).

The borrowings at September 30, 2010 consisted of 16 separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 2 to 88 months.  Approximately $140 million of the FHLB term advances at September 30, 2010 have Bermudan conversion options to a variable rate.  The initial fixed rate periods range from one to five years and can be prepaid without penalty at or after conversion.  The Bank also had a line of credit with the FHLB at September 30, 2010, but there was no balance outstanding on this line of credit as of that date.

The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at September 30, 2010 and December 31, 2009 was $379.7 million and $195.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.28% and 0.18% at September 30, 2010 and December 31, 2009, respectively.  The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at September 30, 2010.

At September 30, 2010, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.88%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a penalty, quarterly.   Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.  Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the third quarter of 2010.  Such a deferral is not an event of default and the interest continues to accrue.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement. The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes.  However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets.  As we have less than $15 billion in total assets and had issued all of our trust preferred securities prior to May 19, 2010, we believe that our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  The Bank is required to maintain similar capital levels under capital adequacy guidelines.  At September 30, 2010, the Bank’s capital ratios exceed the regulatory capital requirement of “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at September 30, 2010	Ratio at December 31, 2009	Ratio at September 30, 2009	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	15.28%	13.80%	13.42%	8.00%	N/A
Guaranty Bank and Trust Company	14.33%	12.82%	12.45%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.86%	9.43%	9.28%	4.00%	N/A
Guaranty Bank and Trust Company	13.06%	11.55%	11.18%	4.00%	6.00%
Leverage Ratio
Consolidated	7.71%	7.89%	8.41%	4.00%	N/A
Guaranty Bank and Trust Company	10.22%	9.66%	10.14%	4.00%	5.00%

On August 11, 2009, the Company issued $57.9 million, net of expenses, of Series A Convertible Preferred Stock.   This Preferred Stock is treated as a restricted core capital element for Tier 1 capital purposes at the consolidated level.  As a result of this issuance, the Company contributed an aggregate of $40.0 million of capital into the Bank.  This issuance and the contribution of capital into the bank subsidiary improved the Company’s and the Bank’s risk-based regulatory capital ratios.

In December 2009, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $100 million in securities. The SEC declared the registration statement effective on February 11, 2010. The Company does not have any current plans to raise additional capital; however, the shelf registration provides us with the ability to raise capital, subject to SEC rules and limitations, if the Board of Directors decides to do so.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	September 30, 2010	December 31, 2009
	(In thousands)
Commitments to extend credit:
Variable	$253,939	$264,616
Fixed	24,770	40,486
Total commitments to extend credit	$278,709	$305,102

Standby letters of credit	$12,695	$14,917
Commercial letters of credit	$11,000	$11,000

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets.  At September 30, 2010, the Company had $109.8 million of cash and cash equivalents, including $86.3 million of interest-bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $10.1 million of excess pledging related to customer accounts that require collateral at September 30, 2010 and $45.4 million of securities that are unavailable for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs. The Bank had approximately $215.5 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $31.4 million of availability with the Federal Reserve discount window.

The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2013, which became permanent with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010.  The FDIC also implemented a Transaction Account Guarantee (TAG) program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts.  The Bank elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program.  The TAG program has been extended by the FDIC through December 31, 2010 and the Dodd-Frank Act further mandated coverage for all non-interest bearing accounts in insured depository institutions through December 31, 2012.  As of September 30, 2010, the Bank had approximately 270 accounts with approximately $89.7 million of balances in excess of $250,000 covered under the TAG program.  Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2008. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $250,000 insured amount and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.   As of September 30, 2010, the Company had approximately $30.1 million of deposits in the CDARS® program.  For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.

Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits.  Additionally, the Bank submitted a written plan to its regulators to improve the Bank’s liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits.  Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest-bearing deposits in banks and investment securities. Over the next three quarters, approximately $95.5 million of brokered deposits (excluding CDARS®) are expected to mature, although the Company may renew or rollover a portion of those brokered deposits.  As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. The Written Agreement prohibits the Bank from paying dividends or making other distributions to the Holding Company without the prior written approval of the Federal Reserve and CDB.  Accordingly, the Bank’s ability to pay dividends or make other distributions to the holding company and the holding company’s ability to pay cash dividends on its common or preferred stock will be restricted until the Written Agreement is terminated.

The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.  The Written Agreement prohibits the Company from paying dividends or making other distributions without the prior written approval of the Federal Reserve.  Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated.  Under the terms of our trust preferred financings, we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice. During the deferral period, the Company may not pay cash dividends to stockholders of any class of stock, with the exception of cash dividends paid to preferred stockholders representing fractional shares of preferred in kind dividends.. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

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

As of September 30, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $493,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the net interest income increase or decrease over the next twelve months as of September 30, 2010 and 2009:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	September 30, 2010	September 30, 2009
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
200	$1,578	$125
100	673	(702)
Static	—	—
(100)	(232)	4,464
(200)	(1,243)	7,335

Overall, the Company believes it is asset sensitive.  At September 30, 2010, the Company is positioned to have a short-term favorable interest income impact in a 200 basis point or 100 basis point rising rate environment.  This is due to the amount of overnight funding and variable rate loans on the books.  Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate.  The most common minimum rate is between 5.0% and 5.5%.  As rates rise, the loan rate may continue to be at the minimum rate.   Because of the low rate environment, management also performed a rate shock of an increase of 300 basis points on its net interest income.  This 300 basis point rate shock reflects an increase of $3.9 million of net interest income, or $2.4 million greater than the 200 basis point rate shock in the table above.  Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income.  This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 or 200 basis points due to the current rates already being below 100 basis points at September 30, 2010, the loss of gross interest income in a falling rate environment is now expected to exceed the reduction in interest expense in a falling rate environment.  The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended and supplemented by the factors discussed below, which could materially affect our business, financial condition and/or operating results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed into law on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Few provisions of the Dodd-Frank Act are effective immediately, with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules over the next 18 months. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

We continue to hold and acquire a large amount of OREO properties, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for a number of our loans as part of our business. During 2009 and the first nine months of 2010, we continued to acquire a large amount of OREO. At September 30, 2010, the Bank had 38 separate OREO properties with an aggregate book value of $45.7 million. Large OREO balances have led to significantly increased expenses as we have incurred costs to manage and dispose of these properties. We expect that our operating results in 2010 will continue to be negatively affected by expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and valuation adjustments with assets that are tied up in OREO. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

To reduce our level of nonperforming loans, we may elect to sell loans to third parties, which could result in losses for the Bank.

We may elect to sell loans or packages of loans to third parties. Such sales may be at prices below the carrying value of the loans, which would require the immediate recognition of additional losses and reduce our capital levels.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the third quarter 2010.  These purchases relate to the net settlement of vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
July 1 to July 31	932	$1.11
August 1 to August 31	—	—
September 1 to September 30	1,740	1.56
	2,672	$1.40

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

Date: November 2, 2010	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary