Form 10-K
period 2010-12-31
Guaranty Bancorp
filed 2011-02-18
CIK 1324410

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51556

GUARANTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2150446 (I.R.S. Employer Identification No.)
1331 Seventeenth Street, Suite 345
Denver, Colorado	80202
(Address of principal executive offices)	(Zip code)

(303) 293-5563
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Voting Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

         Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer"; "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant's voting common stock as of the close of business on June 30, 2010, was approximately $39.7 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. Registrant does not have any outstanding non-voting common equities.

         As of February 16, 2011, there were 54,400,441 shares of the registrant's voting common stock outstanding, including 2,795,244 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

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

  •
  Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability for our bank subsidiary to retain and grow core deposits, to purchase brokered deposits and maintain unsecured federal funds lines and secured lines of credits with correspondent banks.

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

        At December 31, 2010, we had total assets of $1.9 billion, net loans of $1.2 billion, deposits of $1.5 billion and stockholders' equity of $160.3 million, and we operated 34 branches in Colorado through our bank subsidiary, Guaranty Bank.

        Guaranty Bancorp was incorporated in 2004 in Delaware under the name Centennial C Corp, and in 2004 and 2005 acquired several banking institutions and other entities, including Guaranty Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or Guaranty Bank or divested as follows:

Date of Completion
Acquisitions
Entity
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

        On May 12, 2008, the Company changed its name from Centennial Bank Holdings, Inc. to Guaranty Bancorp. As of December 31, 2010 and 2009, we had a single bank subsidiary, Guaranty Bank and Trust Company. Guaranty Bank and Trust Company owns several single-member limited liability companies that own real estate.

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

        We concentrate our lending activities in the following principal areas:

          Commercial and Industrial Loans:    Our commercial and industrial loan portfolio is comprised of operating loans secured by business assets. The portfolio is not concentrated in any particular industry. In 2006, the Company started an energy banking group, with a focus on exploration and production, midstream and gas storage sectors. Repayment of secured commercial and industrial loans depends substantially on the borrower's underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions.

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

Our Philosophy and Strategy

        We have established a philosophy of relationship banking: providing highly personalized and responsive services based on exceptional customer service. Our identity statement reads that we are a deeply rooted Colorado bank that provides sound financial solutions to customers through experienced, engaged and empowered employees. Our mission statement expands on this by stating that we strive to be the most admired and respected bank in Colorado where customers want to bank, employees are proud to work, shareholders value their investment and growth creates opportunities.

        Our strategy to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins has not changed despite the financial challenges affecting both the national and local economy over the past two years. We emphasize high-quality customer service, commercial and retail banking and low-cost demand deposits, serving the needs of small to medium-sized businesses, the owners and employees of those businesses and retail customers in the communities we serve. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to react more quickly to customers' needs and provide a superior level of customer service compared to larger regional and super-regional banks.

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

Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. Approximately 65% of our loan portfolio held for investment at December 31, 2010 consisted of real estate-related loans, including construction loans, miniperm loans and commercial real estate loans. Our business activities are currently focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the residential and commercial real estate markets.

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

        The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that address the following items (i) strengthening board oversight of the management and operations of the Bank; (ii) strengthening credit risk management practices; (iii) strengthening the Bank's management of commercial real estate concentrations; (iv) improving the Bank's position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) maintaining sufficient capital at the Bank; (vii) improving the management of the Bank's liquidity position and funds management practices; (viii) reducing the Bank's reliance on brokered deposits; and (ix) improving the Bank's earnings and overall condition through a business plan and budget. The Agreement also required the Company to prepare and submit to the Federal Reserve (i) a written plan that address maintaining sufficient capital at the Company and the Bank and (ii) a written statement of the Company's annual cash flow projections.

        In addition, the Agreement (i) requires the Bank's board of directors or a designated committee thereof to approve any extension, renewal or restructuring of any credit to any borrower whose loans have been criticized by the Federal Reserve and/or the CDB; (ii) required the Bank to charge off or collect certain problem loans; (iii) requires the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance; (iv) restricts the Bank from accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits; (v) requires the Company and the Bank to comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act and Subpart H of Regulation Y of the Board of Governors of the Federal Reserve System in connection with appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position; and (vi) requires the Company and the Bank to comply with the restrictions on indemnification and severance payments of Section 18(k) of the Federal Deposit Insurance Act and Part 359 of the FDIC's regulations.

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

        The Board of Directors and management of the Company and the Bank are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis. As of the date of this filing, management believes that it is in compliance with all aspects of the Written Agreement. The primary goal of the Company is to continue to reduce our level of classified assets, maintain our capital and liquidity levels and improve our earnings in order to no longer be subject to the Written Agreement. With respect to reducing classified assets, we have reduced our level of classified assets during 2010. At December 31, 2010, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, has declined to $51.2 million as compared to $101.5 million at December 31, 2009. Further, we have reduced both our land and land development as well as our commercial real estate concentrations to levels within the concentration guidelines from the interagency joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. For further information regarding our reduction of both classified assets and concentrations, please see the "Loans" and "Nonperforming Assets and Other Impaired Loans" sections under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation". With respect to brokered deposits and liquidity, the Company has been able to maintain high levels of liquidity while significantly reducing our level of brokered deposits during 2010. In particular, our brokered deposits were $179.9 million at December 31, 2010, as compared to $291.3 million at December 31, 2009. During 2010, we elected to renew one brokered deposit for $10 million, but voluntarily elected not to renew all of other maturing brokered deposits (excluding reciprocal deposits under the Certificate of Deposit Account Repository System program). In 2011, we will continue to evaluate whether or not to renew each maturing brokered deposit based on our existing and projected liquidity needs including anticipated loan demand, other time deposit renewals and the cost of eighteen month or longer brokered deposits at the time of renewal. We may renew more brokered deposits in 2011 than we did in 2010, but we have already reduced the overall level of brokered deposits significantly from the date of our Written Agreement. For further information regarding our brokered deposits and liquidity, please see the "Deposits" and "Liquidity" sections under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation". During 2010, the Company and the Bank's total risk-based capital ratios have increased. In particular, the Company's total capital ratio has improved to 14.99% at December 31, 2010 as compared to 13.80% at December 31, 2009. For further information regarding our capital, please see the "Capital" section under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation".

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

        As a Colorado state-chartered bank, the Bank is subject to limitations under Colorado law on the payment of dividends. The Colorado Banking Code provides that a bank may declare dividends from retained earnings and other components of capital specifically approved by the Banking Board so long as the declaration is made in compliance with rules established by the Banking Board.

        The Written Agreement discussed above prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking.

        As of December 31, 2010, the holding company had approximately $18.5 million of cash on hand. Based on cash flow projections for the holding company, we estimate that this cash is sufficient to meet the operating needs of the holding company for over three years assuming that the holding company does not contribute any additional amounts of capital to the Bank.

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

        Under the terms of the Series A Convertible Preferred Stock issuance in 2009, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any common stock or other junior securities unless full dividends on all outstanding shares of the Series A Preferred Stock have been paid or declared and set aside for payment. In addition, we are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. We continue to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis and expect to make these paid-in-kind dividends through August 15, 2011.

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

        The Federal Deposit Insurance Act, as amended ("FDIA"), requires, among other things, that federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

        Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio at levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and Guaranty Bank at December 31, 2010 and 2009, see the discussion under the section captioned "Capital" included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20—Regulatory Capital Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

        Pursuant to the Written Agreement, as discussed above, the Company and the Bank were required to submit written plans to the Federal Reserve and, in the case of the Bank, to the CDB to continue to maintain sufficient capital at the Company and the Bank, respectively. Although the Written Agreement does not require any specific capital levels, it requires the capital plans to address, consider and include the Company and the Bank's current and future capital needs; the adequacy of the Bank's capital, taking into account classified credits, concentrations of credit, allowance for loan losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the Company and the Bank's future capital requirements; and that the holding company serve as a source of strength to the Bank. The Written Agreement does not address any prompt corrective action with respect to either the Company or the Bank. Both the Company and the Bank continue to be in compliance with their approved written plans with respect to capital.

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

        In response to the recent economic and financial industry crisis, the Basel Committee on Banking Supervision and their oversight body—the Group of Central Bank Governors and Heads of Supervision (GHOS)—set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, BASEL III strengthens existing capital requirements and introduces a global liquidity standard.

        It is expected that implementation of the higher minimum capital requirements under BASEL III will begin on January 1, 2013 as member countries must implement new laws and regulations to implement the BASEL III rules. These rules include phasing in higher minimum capital standards for common equity to risk-weighted assets and Tier 1 Capital to Risk-weighted assets through January 1, 2015. There is no phase-in for total capital to risk-weighted assets as the total capital requirement is not changing.

        The GHOS agreed to a capital conservation buffer above the regulatory minimum requirement be calibrated at 2.5 percent and be met with common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. While banks are allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints on earnings distributions. The GHOS agreed that the capital conservation buffer should be phased in between January 1, 2016 and January 1, 2019. It will begin at 0.625 percent of RWAs on January 1, 2016 and increase each subsequent year by an additional 0.625 percentage points, to reach its final level of 2.5 percent of RWAs on January 1, 2019.

        In addition, there will be certain deductions from capital, including mortgage servicing rights and deferred tax assets, that are phased-in so that they are fully deducted from common equity by January 1, 2018. The phase-in for these deductions starts at 20% in 2015 and will increase in 20% increments through 2018.

        A countercyclical buffer within a range of 0 percent to 2.5 percent of common equity or other fully loss absorbing capital will be implemented according to national circumstances. The purpose of the countercyclical buffer is to achieve the broader macroprudential goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, this buffer will only be in effect when there is excess credit growth that is resulting in a system-wide build up of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the conservation buffer range.

        These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July, GHOS agreed to test a minimum Tier 1 leverage ratio of 3 percent during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

        In June 2008, the U.S. banking and thrift agencies announced a proposed rule that would provide all non-core banking organizations (that is, banking organizations not required to adopt the advanced approaches of Basel II) with the option to adopt a way to determine required regulatory capital that is more risk sensitive than the current Basel I-based rules, yet is less complex than the advanced approach final rule. The proposed standardized framework addresses (i) expanding the number of risk-weight categories to which credit exposures may be assigned, (ii) using loan-to-value ratios to risk weight most residential mortgages to enhance the risk sensitivity of the capital requirement, (iii) providing a capital charge for operational risk using the Basic Indicator Approach under the international Basel II capital accord, (iv) emphasizing the importance of a bank's assessment of its overall risk profile and capital adequacy and (v) providing for comprehensive disclosure requirements to complement the minimum capital requirements and supervisory process through market discipline. This new proposal would replace the agencies' earlier BIS I-A proposal, issued in December 2006. With the anticipated implementation of Basel III, it is uncertain as to the timing of these new capital rules for non-core banking organizations, such as the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

  •
  Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including Guaranty Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

  •
  Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

  •
  Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

  •
  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

  •
  Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

  •
  Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

        Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Small Business Lending Fund

        In September 2010, the Small Business Lending Fund Program ("SBLF") was created by the Small Business Jobs Act of 2010. Under the SBLF, the U.S. Treasury may invest in preferred stock and other debt instruments issued by financial institutions. To be eligible, the bank holding company must have total assets of $10 billion or less. A holding company between $1 billion and $10 billion may apply for up to 3% of its total risk-weighted assets as long as it is otherwise eligible. The U.S. Treasury must consult with the bank's regulators to determine if the holding company should receive the investment. Institutions on the FDIC's problem-bank list as of, or within 90 days prior to, the date of the application, are ineligible to participate in the Program.

        Treasury's investment must be repaid within 10 years. While the investment is outstanding, the rate at which dividends are payable varies between 1% and 7%, with an initial rate of 5%, and is wholly dependent upon the amount of increase in the bank's quarterly small business lending following Treasury's capital investment. If the amount of small business lending does not increase within 2 years, the dividend rates increases to 7%. If Treasury's investment is not redeemed on or before 4 1/2 years following its investment, the dividend rate increases to 9%.

        The application for participation in the SBLF along with a business plan for increasing small business lending must be submitted to the Treasury and the Bank's primary federal regulator prior to March 31, 2011. The Company has not yet determined whether it will submit an application for participation in the SBLF. If the Company chooses to submit an application and it is accepted, there is uncertainty as to whether the Bank will be able to increase the level of small business lending in order to qualify for a reduced level of dividend payments. There is uncertainty as to the capital treatment of any funds received under the SBLF due to conflicts in capital treatment under the Dodd-Frank Act and the proposed Basel III rules. Further, Treasury could change the rules regarding participation in the SBLF at any time.

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

        On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. The updated rates ranged from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC's restoration plan, the FDIC established new initial base assessment rates that are subject to adjustment. Beginning April 1, 2009, the base assessment rates ranged from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. A bank in Risk Category II has a new initial base assessment rate of 22 basis points and a bank in Risk Category III has an initial base assessment rate of 32 basis points. Adjustments to the base assessment rate include an adjustment for brokered deposits and secured liabilities while providing a reduction for unsecured debt. The Bank's assessment rate was reduced during 2010 and was approximately 24 basis points at December 31, 2010.

        On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. This special assessment was collected on September 30, 2009.

        On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly over three years of estimated insurance assessments. The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry. Payment of the prepaid assessment, along with the payment of institutions' regular third quarter assessment was due on December 30, 2009. The Bank received an exemption from prepaying its FDIC insurance premiums.

        The Dodd-Frank Act revised the statutory authorities governing the FDIC's management of the DIF. Among other things, the Dodd-Frank Act (1) raises the minimum fund reserve ratio from 1.15% to 1.35%, (2) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (3) eliminates the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (4) removes the 1.5% cap on the reserve ratio, (5) grants the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (6) changes the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC set the minimum reserve ratio at 2.00%. In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (1) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (2) will pursue further rulemaking in 2011 regarding the method that will be used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (3) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. On February 7, 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, change the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, changing the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates will be effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Category I banks to 35 basis points for Category IV banks. Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The Company expects that the new rates and assessment base will further reduce our current FDIC insurance assessments.

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

        In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.02 basis points, or approximately .255 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The enactment of the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. On May 20, 2009, the FDIC extended this increased insurance level of $250,000 per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased the FDIC insurance coverage to $250,000 per depositor.

        On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (TAGP), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The unlimited coverage applied to all personal and business checking deposit accounts that do not earn interest (including Demand Deposit (DDA) accounts), low-interest NOW accounts (NOW accounts that cannot earn more than 0.25% interest), Official Items, and IOLTA accounts. A 10-basis point surcharge was added to a participating institution's current insurance assessment in order to fully cover all transaction accounts. Guaranty Bank elected to participate in the TAGP. This unlimited insurance coverage was temporary and was originally scheduled to expire on December 31, 2009. On August 26, 2009, the FDIC extended its temporary Transaction Account Guarantee Program through June 30, 2010 and it was again extended through December 31, 2010. The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue in the TAGP. Guaranty Bank elected to continue to participate in the TAGP through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of IOLTA accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010. This change is expected to lower the Bank's FDIC insurance.

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

        The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

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

Employees

        At December 31, 2010, we employed 375 employees, including 340 full-time employees and 35 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

        Our Investor Relations Department can be contacted at Guaranty Bancorp, 1331 Seventeenth Street, Suite 345, Denver, CO 80202, Attention: Investor Relations, telephone 303-293-5563, or via e-mail to investor.relations@gbnk.com.

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

Our Business Has Been and May Continue to be Adversely Affected by Current Conditions in the Financial Markets And Economic Conditions Generally

        Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2010 and 2011. In addition, as a consequence of the recession that the United States was in, business activity across a wide range of industries face serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly.

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

        Overall, during the past three years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

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

        We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions affecting the real estate market, many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction, land development loans and land loans and commercial loans. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans have declined and may continue to decline. Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

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

We are Subject to a Regulatory Written Agreement that Restricts us from Taking Certain Actions

        On January 22, 2010, the Company and the Bank entered into a Written Agreement (the "Written Agreement") with the Federal Reserve Bank of Kansas City (the "Federal Reserve") and the State of Colorado Division of Banking (the "CDB"). The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve Bank and the CDB that address the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also required the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company's annual cash flow projections.

        In addition, the Written Agreement allows the Bank to continue enter into contractual rollovers and renewals of brokered deposits, but prohibits the Bank from accepting any new brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

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

        For our Bank, the amount of total reported loans for construction, land development and other land represented 85% of capital at December 31, 2010 as compared to 110% of capital at December 31, 2009. Further, our Bank's total reported commercial real estate loans to total capital is 300% at December 31, 2010, as compared to 329% of capital at December 31, 2009. These ratios have now fallen to levels below or equal to the regulatory commercial real estate concentration guidelines of 100% for land and construction loans and 300% for all investor real estate loans.

        Under the Written Agreement, our Bank is required to submit a written plan to continue to strengthen the Bank's management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations. Although we have reduced our concentrations as described above, a significant portion of our classified assets are commercial real estate loans and as we work to further mitigate our risks associated with commercial real estate concentrations, we could take additional charge-offs and loan losses or require the raising of additional capital in order to further reduce our risk.

Recent Legislative and Required Regulatory Initiatives Will Impose Restrictions and Requirements on Financial Institutions That Could Have an Adverse Effect on Our Business

        The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed into law on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules over the first18 months after enactment. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

There can be no Assurance That the Dodd-Frank Act and Other Government Programs Will Stabilize the U.S. Financial System

        There can also be no assurance as to the actual impact that the Dodd-Frank Act and other programs will continue to have on the financial markets, including credit availability. The failure of the Dodd-Frank Act or other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We Continue to Hold and Acquire a Large Amount of OREO Properties, Which has Led to Increased Operating Expenses and Vulnerability to Additional Declines in Real Property Values

        We foreclose on and take title to the real estate serving as collateral for a number of our loans as part of our business. During 2009 and 2010, we continued to acquire a large amount of OREO. The balance at December 31, 2010 was comprised of 35 separate properties with an aggregate book value of $22,898,000, of which $11,118,000 is land; $11,431,000 is commercial real estate including multi-family units; and $349,000 is residential real estate. Large OREO balances have led to significantly increased expenses as we have incurred costs to manage and dispose of these properties. We expect that our operating results in 2011 will continue to be negatively affected by expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and valuation adjustments with assets that are tied up in OREO. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

We May be Required to Charge Off Additional Loans in the Future and Make Further Increases in Our Provisions for Loan Losses Which Could Adversely Affect Our Results of Operations

        We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Front Range of Colorado. If the real estate valuation trends of the past two years continue, we could experience increased delinquencies and credit losses, particularly with respect to commercial real estate loans.

        Under the Written Agreement, our Bank was required to submit a written plan regarding the allowance for loan losses. Although there was no requirement by the regulators to increase our allowance for loan losses, the plan addressed policies and procedures to periodically review and update the allowance for loan losses methodology. As a result of these periodic reviews, we might adjust our allowance for loan losses based on differences in judgment between the regulators and management. This could result in an increase in the provision for loan losses or the recognition of further loan charge-offs.

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

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition

        Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or under terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

        We rely primarily on commercial and retail deposits and to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank ("FHLB") of Topeka and other secured and unsecured borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Topeka or market conditions were to change. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized", we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be restricted.

        Under the Written Agreement, our Bank was required to submit a written plan to improve the Bank's liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits. The Written Agreement also restricts the Bank from issuing new brokered deposits, but the Bank can continue to renew or rollover existing brokered deposits. We have significantly reduced our level of brokered deposits during 2010 by choosing not to renew approximately $111.4 million of matured brokered deposits. This limits our ability to utilize brokered deposits as a significant funding source until we are no longer subject to the Written Agreement. Further, the Written Agreement prevents the Company, but not the Bank, from incurring, increasing or guaranteeing any debt without approval from the Federal Reserve.

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

Our Deposit Insurance Premiums Could Increase in the Future, Which Could Have a Material Adverse Effect on our Future Earnings

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

        In the first quarter of 2009, the FDIC increased all FDIC deposit assessment rates by 7 basis points. Beginning in the second quarter of 2009, the base assessment rates were increased again and currently range from 12-16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments for brokered deposits, secured liabilities and a reduction for unsecured debt. In the second half of 2009 and through the third quarter of 2010, the Bank's base assessment rate was 32 basis points with an overall assessment rate of approximately 33 basis points. At December 31, 2010, the Bank's total assessment rate was approximately 22 basis points.

        In addition, on May 22, 2009, the FDIC adopted a final rule imposing a special assessment on all institutions of 5 basis points for the second quarter of 2009. The Bank accrued $0.9 million for this special assessment as a liability and expense for the second quarter of 2009.

        On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes will become effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Category I banks to 35 basis points for Category IV banks. Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. The Company expects that the new rates and assessment base will further reduce our current FDIC insurance assessments. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

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

To Reduce Our Level of Nonperforming Loans, We May Elect to Sell Loans to Third Parties, Which Could Result in Losses for the Bank

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

The Value of Securities in Our Investment Securities Portfolio May be Negatively Affected by Continued Disruptions In Securities Markets

        The market for some of the investment securities held in our portfolio has become volatile over the past three years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

        The Bank is subject to regulations promulgated by the Colorado Division of Banking, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. The Bank also belongs to the Federal Home Loan Bank System and, as a member, is subject to certain limited regulations promulgated by the Federal Home Loan Bank of Topeka. In addition, the Federal Reserve Board regulates and oversees Guaranty Bancorp as a bank holding company, and the Bank, as a member of the Federal Reserve System.

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

Further Downturn in Our Real Estate Markets Could Hurt Our Business

        Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2010, approximately 65% of the book value of our loan portfolio consisted of real estate loans. Substantially all of our real estate loans are located in Colorado. While we do not have any sub-prime loans, our construction, land development and land loan portfolio, along with our commercial and multi-family loan portfolios and certain of our other loans, have been affected by the recent downturn in the residential and commercial real estate market. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that further declines in the real estate markets in our primary market areas would affect our business. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

  •
  The ability to retain qualified staff, including those with key customer relationships.

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

We Rely on Dividends from Our Subsidiary to Fund Company Expenses and Dividends

        Because we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues and to fund the holding company's expenses. Our ability to pay dividends to our stockholders will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law.

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common or preferred stock. In addition, the Written Agreement prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the CDB. Accordingly, our ability to receive dividends from the Bank, as well as our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated.

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

        Under the terms of the Series A Convertible Preferred Stock issuance in 2009, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any Common Stock or other junior securities unless full dividends on all outstanding shares of the Series A Preferred Stock have been paid or declared and set aside for payment. We continue to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis and expect to make these paid-in-kind dividends through August 15, 2011. After August 2011, any dividend on the Series A Convertible Preferred Stock must be in the form of cash. We are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. If we cannot make such cash dividends prior to the expiration of a one-year cure period, the conversion price of $1.80 per share will adjust downward in $0.04 increments for each missed quarterly dividend down to a floor of $1.50 per share.

We are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel Could Harm Our Business

        Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of and customer relationships developed by our management and personnel. In particular, our success is highly dependent upon the abilities of our senior executive management. We believe this management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business.

        On February 8, 2011, Daniel M. Quinn, the Company's Chairman, Chief Executive Officer and President, notified the Company of his intention to resign from the Company and Guaranty Bank and Trust Company effective as of the date of the Company's 2011 Annual Meeting of Stockholders, which is expected to occur on May 3, 2011. The Board of Directors of the Company has begun a search for a CEO to replace Mr. Quinn. If the Board of Directors is unable to timely find a qualified successor to Mr. Quinn, it could adversely affect our business.

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

Concentrated Ownership of our Stock May Discourage a Change in Control and Have an Adverse Effect on the Share Price of our Common Stock

        As of February 1, 2011, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 52.9% of our common stock, after giving effect to the conversion of our existing and outstanding Series A Convertible Preferred Stock at $1.80 per share. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2010, we had a total of 34 branch office properties, 21 of which we owned and 13 of which we leased. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp's and Guaranty Bank's principal office is located at 1331 Seventeenth Street, Suite 345, Denver, Colorado 80202.

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

ITEM 4.    [REMOVED AND RESERVED]

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

	Sales Prices
	High	Low	Close
Year/Quarter:
2010
Fourth quarter	$1.64	$1.26	$1.42
Third quarter	1.62	1.00	1.59
Second quarter	1.92	1.06	1.06
First quarter	1.89	1.22	1.59
2009
Fourth quarter	$1.75	$0.96	$1.32
Third quarter	2.03	1.41	1.48
Second quarter	2.95	1.52	1.91
First quarter	2.43	1.35	1.75

        On February 16, 2011, the closing price of our voting common stock on Nasdaq was $1.27 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 214 record holders of our voting common stock.

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

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 22 within the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

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

        Under the terms of the Series A Convertible Preferred Stock issuance in 2009, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any common stock or other junior securities unless full dividends on all outstanding shares of the Series A Preferred Stock have been paid or declared and set aside for payment. In addition, we are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. We continue to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis and expect to make these paid-in-kind dividends through August 15, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2010, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2010:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	Amended & Restated 2005 Stock Incentive Plan(1)	—	(2)	—	5,941,028	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

		—		—	5,941,028

(1)
The Amended & Restated 2005 Stock Incentive Plan (the "Incentive Plan") was approved by the stockholders of the Company at our 2010 Annual Meeting of Stockholders.

(2)
Does not include the 1,768,186 shares of unvested stock grants outstanding as of December 31, 2010 with an exercise price of zero.

(3)
The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 8,500,000 shares. The number of securities remaining available for future issuance has been reduced by 2,558,972 shares, which represents the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2010.

(4)
All of the 5,941,028 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company's current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

        See "Supervision and Regulation" in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company's receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. For 2010, there was no publicly announced plan to repurchase stock.

        The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2010.

	Total Shares Purchased(1)	Average Price Paid per Share
October 1 to October 31, 2010	994	$1.54
November 1 to November 30, 2010	2,072	1.28
December 1 to December 31, 2010	4,465	1.42

	7,531	$1.40

(1)
These shares relate to the net settlement by employees related to vested, restricted stock awards.

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable.

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

  Overview

        We are a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans including energy loans, real estate loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and leases and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing loan and deposit accounts and fees from trust services. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

        We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the local real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates also impact our financial condition, results of operations and cash flows.

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

        We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates by portfolio segment to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

        We estimate the appropriate level of loan loss allowance by conducting a detailed review of a number of smaller portfolio segments that comprise our loan portfolio. We segment the loan portfolio into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The risk profile of certain segments of the loan portfolio may be improving, while the risk profile of others may be deteriorating. As a result, changes in the appropriate level of the allowance for different segments may offset one another. Adjustments to the allowance represent the aggregate impact from the analysis of all loan segments.

Other Real Estate Owned and Foreclosed Assets

        Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, the valuation allowance is adjusted through a charge to noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recognized in noninterest expense.

Investment in Debt and Equity Securities

        We classify our investments in debt and equity securities as either held to maturity or available for sale. Securities classified as held to maturity are recorded at cost or amortized cost. Available for sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

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

Intangible Assets

        Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets with finite lives are tested for impairment when changes in events or circumstances indicate that their carrying amount may not be recoverable. Core deposits were tested for impairment during 2009 and 2010 and we determined that no impairment had occured.

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

RESULTS OF OPERATIONS

        The following table presents certain key aspects of our performance.

Table 1

	Year Ended December 31,			Change—Favorable (Unfavorable)
	2010	2009	2008	2010 v 2009	2009 v 2008
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$87,937	$97,155	$121,312	$(9,218)	$(24,157)
Interest expense	23,582	34,382	41,750	10,800	7,368

Net interest income	64,355	62,773	79,562	1,582	(16,789)
Provision for loan losses	34,400	51,115	33,775	16,715	(17,340)

Net interest income after provision for loan losses	29,955	11,658	45,787	18,297	(34,129)
Noninterest income	8,102	10,379	10,620	(2,277)	(241)
Noninterest expense	75,686	70,405	319,656	(5,281)	249,251

Loss before income taxes	(37,629)	(48,368)	(263,249)	10,739	214,881
Income tax benefit	(6,290)	(19,161)	(6,513)	(12,871)	12,648

Net loss	(31,339)	(29,207)	(256,736)	(2,132)	227,529
Preferred stock dividends	(5,624)	(1,389)	—	(4,235)	(1,389)

Net loss applicable to common stockholders	$(36,963)	$(30,596)	$(256,736)	$(6,367)	$226,140

Common Share Data:
Basic loss per common share	$(0.72)	$(0.60)	$(5.03)	$(0.12)	$4.43
Diluted loss per common share	$(0.72)	$(0.60)	$(5.03)	$(0.12)	$4.43
Average common shares outstanding	51,671,281	51,378,360	51,044,372	292,921	333,988
Diluted average common shares outstanding	51,671,281	51,378,360	51,044,372	292,921	333,988
Average equity to average assets	9.57%	8.68%	15.54%	10.25%	(44.14)%
Return on average equity	(16.44)%	(16.37)%	(71.99)%	(0.43)%	77.26%
Return on average assets	(1.57)%	(1.42)%	(11.19)%	(10.56)%	87.31%

				Percent Change
	Year Ended December 31,
				2010 v 2009	2009 v 2008
	2010	2009	2008
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	14.99%	13.80%	10.61%	8.62%	30.07%
Loans, net of unearned discount to deposits	82.37%	89.74%	107.52%	(8.21)%	(16.53)%
Allowance for loan losses to loans, net of unearned discount	3.91%	3.42%	2.46%	14.21%	39.08%

2010 Compared to 2009

        The Company's net loss for 2010 was $31.3 million, or $0.72 loss per basic and diluted common share, compared to a net loss of $29.2 million or $0.60 loss per basic and diluted common share for the same period in 2009. Included in the basic and diluted common share computation for 2010 are $5.6 million in preferred stock dividends paid in the form of additional shares of Series A convertible preferred stock. The loss before income taxes was $37.6 million in 2010 compared to $48.4 million in 2009, a decrease in the loss before income tax of $10.8 million. The primary causes for the decrease in the loss before income tax are a $16.7 million reduction in provision for loan losses in 2010 as compared to 2009 resulting from reduced levels of nonperforming and classified loans during 2010, a $1.6 million increase in net interest income in 2010 primarily attributable to a decrease in the Bank's cost of funds, a $1.2 million gain on the sale of loans held for sale recorded in 2010, and decreases in most categories of non-interest expense in 2010. These items were partially offset by the $3.5 million OTTI recognized on a single municipal bond in 2010 and increased OREO expense in 2010 primarily due to write-downs of the Bank's OREO properties resulting from valuation adjustments and sales.

        The Company's total risk capital ratio increased by 119 basis points to 14.99% at December 31, 2010 as compared to 13.80% at December 31, 2009. This increase in our capital ratio is primarily the result of a reduction in total risk-weighted assets due to a shift in our risk-weighted assets from higher risk-weighted loans to lower risk-weighted investment securities and overnight funds.

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

        The Company's total risk capital ratio increased by 319 basis points to 13.80% at December 31, 2009 as compared to 10.61% at December 31, 2008. This increase is primarily the result of the issuance of $57.8 million, net of expenses, of Series A convertible preferred stock in August 2009.

Net Interest Income and Net Interest Margin

        Net interest income is our primary source of income and represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

        The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net interest income	$64,355	$62,773	$79,562
Interest rate spread	3.09%	2.71%	3.35%
Net interest margin	3.47%	3.26%	4.05%
Net interest margin, fully tax equivalent	3.55%	3.34%	4.14%

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

Table 3

	Year Ended December 31,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,379,917	$76,462	5.54%	$1,686,136	$89,625	5.32%
Investment securities(1)
Taxable	246,842	7,701	3.12%	79,483	3,479	4.38%
Tax-exempt	56,438	2,662	4.72%	63,972	3,033	4.74%
Bank Stocks(4)	17,154	723	4.22%	20,639	825	4.00%
Other earning assets	153,679	389	0.25%	75,887	193	0.25%

Total interest-earning assets	1,854,030	87,937	4.74%	1,926,117	97,155	5.04%
Non-earning assets:
Cash and due from banks	24,662			26,829
Other assets	113,330			101,339

Total assets	$1,992,022			$2,054,285

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$168,449	$327	0.19%	$148,972	$368	0.25%
Money market	341,734	2,663	0.78%	309,493	2,753	0.89%
Savings	75,614	174	0.23%	71,645	215	0.30%
Time certificates of deposit	618,442	12,438	2.01%	722,793	23,066	3.19%

Total interest-bearing deposits	1,204,239	15,602	1.30%	1,252,903	26,402	2.11%
Borrowings:
Repurchase agreements	19,450	131	0.67%	15,557	139	0.89%
Federal funds purchased	92	1	0.87%	141	1	0.69%
Subordinated debentures	41,239	2,581	6.26%	41,239	2,556	6.20%
Borrowings	164,153	5,267	3.21%	166,766	5,284	3.17%

Total interest-bearing liabilities	1,429,173	23,582	1.65%	1,476,606	34,382	2.33%
Noninterest bearing liabilities:
Demand deposits	356,632			387,597
Other liabilities	15,591			11,671

Total liabilities	1,801,396			1,875,874
Stockholders' Equity	190,626			178,411

Total liabilities and stockholders' equity	$1,992,022			$2,054,285

Net interest income		$64,355			$62,773

Net interest margin			3.47%			3.26%

(1)
Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.55% and 3.34% for the year ended December 31, 2010 and December 31, 2009, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2)
The loan average balances include nonaccrual loans.

(3)
Net loan fees of $2.2 million and $3.2 million for the year ended December 31, 2010 and 2009, respectively, are included in the yield computation.

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

Table 4

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(13,163)	$4,016	$(17,179)
Investment Securities
Taxable	4,222	(667)	4,889
Tax-exempt	(371)	(16)	(355)
Bank Stocks	(102)	48	(150)
Other earning assets	196	(1)	197

Total interest income	(9,218)	3,380	(12,598)
Interest expense:
Deposits:
Interest-bearing demand	(41)	(105)	64
Money market	(90)	(564)	474
Savings	(41)	(54)	13
Time certificates of deposit	(10,628)	(7,644)	(2,984)
Repurchase agreements	(8)	486	(494)
Federal funds purchased	—	—	—
Subordinated debentures	25	25	—
Borrowings	(17)	71	(88)

Total interest expense	(10,800)	(7,785)	(3,015)

Net interest income	$1,582	$11,165	$(9,583)

2010 Compared to 2009

        For the year ended December 31, 2010, the Company's net interest income increased by $1.6 million to $64.4 million as compared to $62.8 million for the same period in 2009. This increase in net interest income during 2010 is attributable to an $11.2 million favorable rate variance offset by a $9.6 million unfavorable volume variance.

        The $11.2 million favorable rate variance in 2010 as compared to 2009 is a result of the 21 basis point increase in our 2010 net interest margin to 3.47% as compared to 3.26% in 2009. Contributing to the 21 basis point increase in net interest margin was a 68 basis point decline in our cost of funds in 2010 compared to 2009, which was strongly impacted by a 118 basis point reduction in the cost of our certificates of deposit. The cost of our certificates of deposits declined as higher-cost time deposits matured and were partially replaced with time deposits with lower rates. Additionally, there was a favorable 22 basis point increase in average loan yields in 2010 as compared to 2009, primarily as a result of the Bank's continued strategy to implement a minimum or floor rate with respect to renewed variable rate loans.

        Partially offsetting the favorable rate variance of $11.2 million in 2010 was an unfavorable volume variance of $9.6 million. The 2010 unfavorable volume variance is primarily the result of $72.1 million decrease in overall earning assets during 2010. In addition, there was a shift in the makeup of our earning assets from higher-yielding loans to lower-yielding investments and cash and cash equivalents during 2010. During 2010, our average loan balances with an average rate of 5.54% declined by approximately $306.2 million while average investments with an average rate of 3.46% increased by $156.3 million and average overnight cash balances with an average rate of 0.25% increased by $77.8 million. The 2010 decline in time deposits mitigated the overall impact of the unfavorable volume variance. In 2010, the average balance of our time deposits decreased by $104.4 million, primarily as a result of management's efforts to allow higher cost brokered deposits to mature without being renewed. In 2011, approximately $340.6 million of time deposits with an average rate of 2.43% are expected to mature. This amount includes $164.6 million of brokered deposits with an average rate of 3.06% that will mature in 2011. Management expects that these maturities will continue to reduce our overall cost of deposits because any new time deposits will be replaced at lower rates if overall key rates (i.e. targeted federal funds, prime, LIBOR) remain stable during 2011.

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

        The $9.3 million unfavorable rate variance is due mostly to a $17.3 million unfavorable rate variance on interest-earning assets, partially offset by a $8.0 million favorable rate variance on interest bearing liabilities. The $17.3 million rate variance related to interest-earning assets is due to the 113 basis point decline in the yield on interest-earning assets during 2009. The yield on interest-earning assets fell from 6.17% to 5.04% year-over-year. This decrease in yield is partially a result of 56% of our loan portfolio being variable rate loans tied to an index such as prime, federal funds or LIBOR. Although many of these loans have interest rate floors, the overall decline in interest rates discussed above caused the average yield on loans for the Company to decrease by 96 basis points from 6.28% for the year ended December 31, 2008 to 5.32% in 2009. During 2008, the prime rate fell from 7.25% at December 31, 2007 to 3.25% at December 31, 2008, a decrease of 400 basis points. Although the prime rate stayed at 3.25% through 2009, because it was at higher rates throughout most of 2008, this caused a decline in overall interest income on variable rate loans in 2009. A significant portion of the Company's variable rate loans renewed throughout 2009 with higher rates due primarily to floors being added to the loans.

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

        The $7.5 million unfavorable volume variance is primarily the result of a $40.6 million decline in total interest-earning assets. Most of this decline is a result of a $111.2 million decline in average loan balances throughout 2009. The actual balance of loans outstanding at December 31, 2009, was $1.52 billion, compared to average loan balances during 2009 of $1.69 billion, a difference of $166.5 million.

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

2010 Compared to 2009

        The provision for loan losses decreased by $16.7 million to $34.4 million for the year ended December 31, 2010 as compared to $51.1 million in 2009.

        Of the $34.4 million of provision for loan losses in 2010, approximately $39.4 million was related to impaired loans and related charge-offs, offsetting this was a decrease in the general component of our allowance in the amount of $5.0 million. The decrease in the general component of our Allowance for Loan Losses during 2010 was primarily attributable to the overall decrease in Classified and Watch list loans throughout 2010, as well as a reduction in overall charge-offs during 2010. The Company determined that the provision for loan losses made during 2010 was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of December 31, 2010. As a percent of loans, our allowance increased to 3.91% at December 31, 2010 compared to 3.42% at December 31, 2009.

        The $16.7 million decrease in the provision for loan losses was partially attributable to the $4.8 million reduction in net charge-offs in 2010 as compared to 2009. Net charge-offs were $39.3 million in 2010 as compared to $44.1 million in 2009. Additionally, the general component of the allowance for loan losses declined in 2010 as a result of an overall improvement in the underlying credit quality factors, including the overall volume and severity of classified and watch-list loans. In 2010, the provision for loan losses was approximately $4.9 million less than actual charge-offs, whereas, the provision for loan losses exceeded actual 2009 charge-offs by approximately $7.0 million.

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

Noninterest Income

        The following table presents our major categories of noninterest income:

Table 7

				Change—Increase / (Decrease)
	Year Ended December 31,
				2010 v 2009	2009 v 2008
	2010	2009	2008
	(In thousands)
Customer service and other fees	$9,241	$9,520	$9,682	$(279)	$(162)
Gain (loss) on sale of securities	313	(2)	138	315	(140)
Gain on sale of loans	1,196	—	—	1,196	—
Other-than-temporary impairment (OTTI) of securities	(3,500)	—	—	(3,500)	—
Other income	852	861	800	(9)	61

Total noninterest income	$8,102	$10,379	$10,620	$(2,277)	$(241)

2010 Compared to 2009

        Noninterest income decreased by $2.3 million in 2010 compared to 2009. The decline in noninterest income is primarily attributable to a $3.5 million credit-related other-than-temporary-impairment (OTTI) recognized on a single, non-rated municipal bond. The sponsor of this local revenue bond made a decision to abandon the underlying project, thereby causing a default to occur in the fourth quarter when the bond's sponsor failed to make scheduled interest payments. The amount of the credit impairment on this bond was estimated using the expected cash flows from the underlying collateral and guarantee supporting this revenue bond. Offsetting the OTTI in 2010 was a gain recognized on the sale of loans during the second quarter 2010.

        In addition, customer service and other fees decreased by approximately $0.3 million in 2010 as compared to 2009 due mostly to a reduction in business analysis fees primarily from business customers moving from analysis fee accounts to reduced-fee business checking accounts.

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

Noninterest Expense

        The following table presents the major categories of noninterest expense:

Table 8

				Change—Increase / (Decrease)
	Year Ended December 31,
				2010 v 2009
	2010	2009	2008		2009 v 2008
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$26,042	$26,547	$31,086	$(505)	$(4,539)
Occupancy expense	7,399	7,609	7,815	(210)	(206)
Furniture and equipment	3,720	4,441	5,290	(721)	(849)
Impairment of goodwill	—	—	250,748	—	(250,748)
Amortization of intangible assets	5,168	6,278	7,433	(1,110)	(1,155)
Other real estate owned	14,909	5,898	1,612	9,011	4,286
Insurance and assessments	6,569	6,536	2,956	33	3,580
Professional fees	3,117	3,224	3,256	(107)	(32)
Other general and administrative	8,762	9,872	9,460	(1,110)	412

Total noninterest expense	$75,686	$70,405	$319,656	$5,281	$(249,251)

2010 Compared to 2009

        Noninterest expense for the year ended December 31, 2010 increased by $5.3 million to $75.7 million compared with the same period in 2009. This increase is mostly attributable to a $9.0 million increase in other real estate owned expense offset by decreases in most other categories of noninterest expense.

        The increase in expenses for other real estate owned in 2010 as compared to 2009 is mostly due to a $7.7 million increase in net write-downs related to valuation adjustments and sales, as well as a $1.3 million increase in property holding expenses, including taxes, appraisals, insurance and other real estate operating expenses resulting from the heightened level of other real estate owned properties held by the Company during 2010. The Bank reduced the level of other real estate owned during the fourth quarter through the sale of two properties valued at $21.8 million. These two sales contributed to the $14.3 million decrease in other real estate owned properties from $37.2 million at December 31, 2009 to $22.9 million at December 31, 2010. The fair value of other real estate owned is discussed in Note 18, Fair Value, to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements". Generally, the fair value of the other real estate owned is based on appraised values less estimated costs to sell the other real estate owned. As updated appraisals are obtained related to other real estate owned or a sales agreement is entered into, any decline from the previous appraised value will affect the amount of other real estate owned expense through write-down in value.

        Salaries and employee benefits expense declined by $0.5 million in 2010 compared to 2009. This decline is partially a result of a decrease in base salaries as the number of full-time equivalent employees decreased from 387 at the beginning of 2009 to 366 at the end of 2010. In addition, there was a $0.2 million decrease in incentives and bonuses, as well as a $0.2 million reduction in stock based compensation expense. Incentives and bonuses decreased as a result of the 2010 loss being partially attributable to items that directly affect the payment of incentives and bonuses. The decrease in stock-based compensation expense was due mostly to a reduction in the number of unvested restricted stock shares as a result of the vested grants not being fully replaced with new grants. Overall base salary and employee benefit expense is expected to remain consistent with 2010 levels throughout 2011 as employee levels are not expected to change significantly. However, incentive and bonus expense could reflect an increase in 2011 if financial performance measures tied to the incentive and bonus program are met, including reductions in nonperforming assets, improvements in net interest margin and increases in both low-cost deposits and higher-yielding quality earning assets.

        On a combined basis, occupancy and furniture & equipment expense declined by $0.9 million, or 7.7%, to $11.1 million in 2010 as compared to $12.1 million in 2009. This decline is primarily attributable to lower depreciation expense, lower maintenance and repairs expense and lower rent expense in 2010 as compared to 2009 due mostly to the restructuring of the leases and select assets becoming fully depreciated.

        Amortization expense decreased in 2010 by $1.1 million, or 17.7%, as a result of accelerated amortization methods. Amortization expense is projected to decrease by $1.1 million, or 20.8%, in 2011 as compared to 2010 as presented in Note 8, Other Intangible Assets, to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements".

        Insurance and assessments expense remained relatively level during 2010 at $6.6 million as compared to $6.5 million in 2009. Included within this expense category are FDIC insurance assessments, which decreased by $0.1 million in 2010 as compared to 2009 despite a $0.9 million one-time special assessment charged to expense in 2009. It is expected that overall FDIC insurance expense will decrease further in 2011 due to an overall lower assessment rate coupled with a change in how FDIC insurance premiums are calculated effective April 1, 2011. Starting April 1, 2011, FDIC insurance assessments will be based on total assets less common equity as compared to total deposits in the past. In addition to adjusting the assessment base, the FDIC is lowering the assessment rates by 5 to 10 basis points. These two changes are expected to lower our FDIC insurance by approximately $1.1 million on an annualized basis, assuming that our Risk Category does not change. Actual assets and common equity at the end of each quarter and any changes to the FDIC insurance rates could affect this estimate for 2011.

        The $1.1 million decrease in other general and administrative expense to $8.8 million in 2010 as compared to $9.9 million in 2009 is mostly due to a one-time settlement expense charged to expense in the fourth quarter 2009 related to a dispute with a vendor.

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

        Salaries and employee benefits expense declined by $4.5 million, or 14.6%, in 2009 as compared to 2008. This decline is primarily a result of a $4.2 million decrease in base salaries and employee benefit expense, primarily as a result of a decline in full-time equivalent employees by 68 from June 30, 2008 to December 31, 2009. At the end of the second quarter 2008, the Company announced a major effort to better align our expenses with the current size of our business. This effort was expected to reduce overall noninterest expense by approximately $6.0 million once fully implemented. A significant portion of these annualized savings were expected to be from salaries and employee benefits expense and the salary and employee benefit portion of this goal was achieved in 2009. In addition to the overall decline in base salaries and employee benefits, incentive and bonus expense declined by $1.9 million compared to 2008, but was offset by a $1.6 million increase to equity based compensation expense compared to 2008. Incentive and bonus expense declined due to the loss in 2009 being attributable to items that directly affected incentives and bonuses, including a decline in average loan balances, higher provision for loan losses and higher overall loan workout expenses. The increase in equity based compensation expense in 2009 was due mostly to a $2.9 million reversal of equity based compensation in 2008, which caused 2008 expense to be lower than expected. This reversal in 2008 was made due to a change in expectation regarding the vesting criteria for performance-based shares. It was determined that it is no longer expected that the performance-based shares will meet their vesting condition, which is based on earnings per common share, prior to their expiration date of December 31, 2012. Should this expectation change, additional expense could be recorded in future periods.

        On a combined basis, occupancy and furniture & equipment expense declined by $1.1 million, or 8.1%, to $12.1 million in 2009 as compared to $13.1 million in 2008. This decline was primarily attributable to lower depreciation expense and lower maintenance and repairs expense in 2009 as compared to 2008 due mostly to the closure of two branches in 2008, as well as lower depreciation expense due to the outsourcing of certain data processing functions in late 2008.

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

Income Taxes Benefit

2010 Compared to 2009

        The effective tax benefit rate in 2010 was 16.7% as compared to 39.6% in 2009. In 2010, the primary differences between the expected tax benefit rate and the actual tax benefit rate are state taxes, tax-exempt income and the establishment of a valuation allowance against the Company's deferred tax asset. In 2009, the primary difference between the expected benefit rate and the actual benefit rate was state taxes and tax-exempt income. For further information regarding differences between the expected tax rate and the actual tax rate, see Note 12, Income Taxes under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements".

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. At the end of 2010, based on various tax planning strategies, the Company has determined that a partial valuation allowance for deferred tax assets is required in the amount of $8.5 million. This analysis will be updated quarterly and adjusted as necessary.

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

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At the end of 2009, based on the Company's ability to carry-back a portion of its potential tax losses generated in future years to prior years and various tax planning strategies, the Company determined that a valuation allowance for deferred tax assets was not required.

FINANCIAL CONDITION

        At December 31, 2010, the Company had total assets of $1.9 billion, compared to $2.1 billion at December 31, 2009. The primary causes of the decline of total assets were a decrease in loans of $315 million and a decrease in cash and equivalents of $93 million, partially offset by $170 million increase in the securities portfolio. There was a continued shift to more liquid assets during 2010 as reflected in the growth of our securities portfolio. During 2010, the Company continued to maintain a sufficient amount of liquidity by employing strategies to offset projected cash outflows caused by maturing higher rate certificates of deposit with reductions in overnight funds and proceeds from maturing loans.

        Despite the $93 million decrease in cash and cash equivalents during 2010, the Company continues to have an excess of $125 million of overnight funding liquidity in addition to available secured lines of credit as a result of our increase in investment securities. The cash and cash equivalents continue to reduce our net interest margin as these overnight funds only earned 0.25% in 2010 as compared to an average investment yield of 3.46% in 2010 and an average loan yield of 5.54% in 2010. The Company continues to evaluate alternatives to reduce the level of low-yielding overnight funds, including not renewing certain maturing time deposits, the purchase of new investment securities and growing loan balances.

        At December 31, 2009, we had total assets of $2.1 billion, compared to $2.1 billion at December 31, 2008. Although total assets at December 31, 2009 remained consistent with the balance at the end of the prior year, there was a shift to more liquid assets during 2009, including investment securities and short-term funding due to current economic conditions. Total loans declined by $307 million from $1.8 billion as of December 31, 2008 to $1.5 billion as of December 31, 2009. During this same time period, the Company's investments increased by $104 million from $144 million as of December 31, 2008 to $248 million as of December 31, 2009, and total cash and cash equivalents increased by $189 million to $235 million at December 31, 2009 as compared to $46 million at December 31, 2008. The increase in cash and cash equivalents during 2009 was primarily a result of the decline in loan balances, coupled with the issuance of $57.8 million, net of expenses, of preferred stock in the third quarter of 2009.

        The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2010	2009	2008
	(In thousands)
Cash and due from banks	$141,465	$234,483	$45,711
Total investments	418,668	248,236	144,264
Total loans	1,204,580	1,519,608	1,826,333
Total assets	1,870,052	2,127,580	2,102,741
Earning assets	1,761,620	1,985,059	1,989,884
Deposits	1,462,351	1,693,290	1,698,651

Loans

        The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 10

	December 31
	2010		2009		2008		2007		2006
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Real Estate:
Residential and commercial	$731,184	61%	$815,571	54%	$730,300	40%	$762,102	43%	$734,680	38%
Construction	57,351	5%	105,612	7%	268,306	15%	235,236	13%	427,465	22%
Commercial	350,725	29%	521,016	34%	746,241	41%	679,717	38%	647,915	33%
Agricultural	14,413	1%	18,429	1%	22,738	1%	39,506	2%	51,338	3%
Consumer	28,582	2%	36,175	2%	38,352	2%	40,835	2%	50,222	3%
Leases receivable and other	24,151	2%	25,366	2%	23,996	1%	27,653	2%	27,653	1%

	1,206,406	100%	1,522,169	100%	1,829,933	100%	1,785,049	100%	1,939,273	100%
Less: Allowance for loan losses	(47,069)		(51,991)		(44,988)		(25,711)		(27,899)
Unearned discount	(1,826)		(2,561)		(3,600)		(3,402)		(4,121)

Net Loans	$1,157,511		$1,467,617		$1,781,345		$1,755,936		$1,907,253

Loans held for sale at lower of cost or market	$14,200		$9,862		$5,760		$492		$—

        There were $788.5 million of real estate loans at December 31, 2010 as compared to $921.2 million at December 31, 2009, a decrease of $132.7 million as management continues its efforts to decrease exposure to land, land development and commercial real-estate loans as discussed below.

        Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. For our Bank, the total reported construction, land development and other land represented 85% of capital at December 31, 2010 as compared to 110% at December 31, 2009. Further, the Bank's total commercial real estate loans to total capital was 300% at December 31, 2010, as compared to 329% of capital at December 31, 2009. Loans secured by commercial real estate, as prescribed under the regulatory concentration guidelines, decreased by $148.6 million, or 20%, to $594.1 million at December 31, 2010, as compared to $742.6 million at December 31, 2009.

        Management employs heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. The overall decline in loans in 2010 is partially attributable to management's efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate. Further, management worked to reduce the volume of lower yielding syndicated and participated loans.

        Total loans, net of unearned discount (excluding loans held for sale), decreased by $315 million, or 20.7%, from December 31, 2009 to December 31, 2010. Average loans declined by $306.2 million in 2010 as compared to 2009.

        With respect to group concentrations, most of the Company's business activity is with customers in the state of Colorado. At December 31, 2010, the Company did not have any significant concentrations in any particular industry.

Loan maturities

        The following table shows the amounts of loans outstanding at December 31, 2010, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes unearned discount.

Table 11

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(In thousands)
Real estate—residential and commercial	$191,744	$398,691	$140,749	$731,184	$295,191	$244,249
Real estate—construction	24,422	32,920	9	57,351	8,924	24,005
Commercial	201,205	107,470	42,050	350,725	63,013	86,507
Agricultural	7,910	4,754	1,749	14,413	3,937	2,566
Consumer	9,306	17,902	1,374	28,582	19,163	113
Leases receivable and other	632	6,223	17,296	24,151	2,272	21,247

Total	$435,219	$567,960	$203,227	$1,206,406	$392,500	$378,687

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

Table 12

	December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases, not restructured	$74,304	$59,584
Other impaired loans	3,317	123

Total nonperforming loans	$77,621	$59,707

Other real estate owned and foreclosed assets	22,898	37,192

Total nonperforming assets	$100,519	$96,899

Impaired Loans:
Nonperforming loans	$77,621	$59,707
Allocated allowance for loan losses	(6,659)	(6,603)

Net investment in impaired loans	$70,962	$53,104

Impaired loans with a valuation allowance	$23,235	$21,039
Impaired loans without a valuation allowance	54,386	38,668

Total impaired loans	$77,621	$59,707

Valuation allowance related to impaired loans	$6,659	$6,603

Valuation allowance as a percent of impaired loans	8.6%	11.1%

Nonaccrual loans to loans, net of unearned discount	6.17%	3.93%
Nonperforming assets to total assets	5.38%	4.55%
Allowance for loan losses to nonperforming loans	60.64%	87.08%

        Nonperforming assets of $100.5 million at December 31, 2010 reflected an increase of $3.6 million from the December 31, 2009 balance of $96.9 million. Although nonperforming assets increased slightly during 2010, the overall level of classified assets declined during 2010 as discussed further below.

        At December 31, 2010, approximately $7.3 million, or 9%, of all nonperforming loans outstanding were residential construction, land and land development. At December 31, 2009, approximately $25.8 million, or 43%, of all nonperforming loans were residential construction, land and land development loans.

        At December 31, 2010, approximately $42.8 million, or 55%, of all nonperforming loans outstanding were commercial real estate loans. At December 31, 2009, approximately $12.2 million, or 21%, of all nonperforming loans were commercial real estate loans.

        The Company's loss exposure on its nonperforming loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted significantly by management based on historical collateral dispositions, changes in market conditions since the last valuation and management's expertise and knowledge of the client and the client's business. Annually, or more frequently based on facts and circumstances, management reviews all real estate loan relationships in excess of $500,000. If, based on an internal evaluation of the property's value, it is determined that the market or property conditions reflect a potential significant decline in value, an updated appraisal is obtained. Similarly, upon the renewal, extension or refinancing of a real estate loan with new monies, an appraisal is obtained if based on an internal evaluation it is determined that there has been a significant decline in value. Appraisals are required for all new commercial real estate loans in excess of $1,000,000; all new loans secured by residential real estate loans in excess of $250,000; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000.

        Other real estate owned was $22.9 million at December 31, 2010, compared to $37.2 million at December 31, 2009. The balance at December 31, 2010 was comprised of 35 separate properties of which $11.1 million was land; $11.4 million was commercial real estate including multi-family units; and $0.4 million was residential real estate. The balance at December 31, 2009 was comprised of 27 separate properties of which $15.4 million was land; $20.5 million was commercial real estate including multi-family units; and $1.3 million was residential real estate.

        At December 31, 2010, no additional funds are committed to be advanced in connection with impaired loans.

        At December 31, 2010, there were seven construction loans with a remaining interest reserve of approximately $1.1 million. At December 31, 2009 there were fourteen construction loans with a remaining interest reserve of approximately $3.3 million. Additionally, at December 31, 2010, the book value of loans modified in troubled debt restructurings was $23.6 million compared to an immaterial amount at December 31, 2009; December 31, 2008; December 31, 2007 and December 31, 2006.

        The following table presents our nonperforming assets at the dates indicated:

Table 13

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans, not restructured	$74,304	$59,584	$54,594	$19,309	$32,852
Accruing loans past due 90 days or more	3,317	123	228	527	3

Total nonperforming loans (NPLs)	77,621	59,707	54,822	19,836	32,855
Other real estate owned and foreclosed assets	22,898	37,192	484	3,517	1,207

Total nonperforming assets (NPAs)	$100,519	$96,899	$55,306	$23,353	$34,062

Selected ratios:
NPLs to loans, net of unearned discount	6.44%	3.93%	3.00%	1.11%	1.69%
NPAs to total assets	5.38%	4.55%	2.63%	0.98%	1.25%

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

        At December 31, 2010, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, has declined to $51.2 million as compared to $101.0 million at December 31, 2009; $119.7 million at December 31, 2008; $54.7 million at December 31, 2007 and $40.3 million at December 31, 2006.

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

        In estimating the nonspecific allowance for loan losses, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type, collateral type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon historical loss rates and adjusted for qualitative factors affecting loan portfolio collectability as described above. Higher net charge-offs combined with a declining loan portfolio during 2010 and 2009 directly increased the historical loss factor. This also had a direct impact on the economic concerns factor which looks at historical losses by type of loan and applies a loss factor based on both historical losses and management's estimate of the economic climate for the remaining loans in the portfolio. Future changes in our historical losses rates compared to recent years will directly affect this component of the allowance for loan losses. The increase in the historical loss component during 2009 and 2010 was more than offset by a decline in the portion of the general component of the allowance for loan losses based on the volume and severity of classified assets. Management utilizes the risk weightings of loans and computes a factor for the volume and severity of classified loans as defined under the regulatory definitions of "substandard"' and "doubtful" that are not otherwise treated as impaired loans. In addition, management utilizes changes in the volume and severity of loans included on our internal watch list. As both regulatory classified loans and internal watch list loans declined in 2010, this part of the general component of the allowance for loan losses declined during 2010.

        The table below summarizes loans held for investment, average loans held for investment, nonperforming assets and changes in the allowance for loan losses arising from net charge-offs and additions to the allowance from provisions charged to operating expense:

Table 14

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$51,991	$44,988	$25,711	$27,899	$27,475
Loan charge-offs:
Real estate—residential and commercial	20,048	6,945	2,639	12,354	2,186
Real estate—construction	16,398	32,153	11,956	12,469	2,044
Commercial	1,983	4,213	1,340	2,825	1,154
Agricultural	54	3	17	654	40
Consumer	194	281	275	497	477
Leases receivable and other	2,100	2,412	—	174	26

Total loan charge-offs:	40,777	46,007	16,227	28,973	5,927

Recoveries:
Real estate—residential and commercial	378	763	596	906	359
Real estate—construction	469	563	744	279	65
Commercial	316	455	259	385	1,023
Agricultural	—	9	15	394	84
Consumer	84	100	115	134	223
Leases receivable and other	208	5	—	21	—

Total loan recoveries	1,455	1,895	1,729	2,119	1,754

Net loan charge-offs	39,322	44,112	14,498	26,854	4,173
Provision for loan losses(1)	34,400	51,115	33,775	24,666	4,597

Balance, end of period	$47,069	$51,991	$44,988	$25,711	$27,899

Loans held for investment	$1,204,580	$1,519,608	$1,826,333	$1,781,647	$1,947,487
Average loans held for investment	1,376,560	1,682,580	1,797,304	1,868,856	1,975,055
Nonperforming assets	100,519	96,899	55,306	23,353	32,855
Selected ratios:
Net charge-offs to average loans held for investment	2.86%	2.62%	0.81%	1.44%	0.21%
Provision for the allowance for loans to average loans held for investment	2.50%	3.04%	2.50%	1.38%	0.23%
Allowance for loans to loans held for investment at end of period	3.91%	3.42%	2.46%	1.44%	1.43%
Allowance for loans to non-performing assets	46.83%	53.65%	81.34%	110.10%	84.91%

(1)
The provision for loan losses noted in the consolidated statements of income (loss) for the year ended December 31, 2006, includes a provision for loan losses of $4,597,000 and a recovery on the reserve for unfunded commitments of $307,000.

        At December 31, 2010, the allowance for loan losses was $47.1 million, or 3.91% of total loans held for investment. This compares to an allowance for loan loss of $52.0 million, or 3.42% of total loans held for investment at December 31, 2009.

        The decrease in the allowance for loan losses is due to the reduction in the overall loan portfolio and more specifically, the reduction in classified and watch list loans. Actual net charge-offs related to loans were $39.3 million in 2010, as compared to $44.1 million in 2009, a decrease of $4.8 million. Charge-offs are taken on loans when management determines that after review of all possible sources of repayment, including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

        Net charge-offs have an impact on the historical loss and economic condition components of our allowance for loan losses computation. The Company utilizes a rolling history of net charge-offs to calculate our historical loss component. As periods with higher than average charge-offs roll out of the historical loss computation, the general component of the Company's allowance should be reduced, resulting in decreased provision expense in future periods.

        Approximately $6.7 million, or 14.1%, of the $47.1 million allowance for loan losses at December 31, 2010, relates to loans specifically reserved. This compares to a specific reserve of $6.6 million, or 12.7%, of the total allowance for loan losses at December 31, 2009. In addition to the $6.7 million specific reserve against impaired loans, the balance of impaired loans at December 31, 2010 and 2009 reflects a reduction of approximately $14. 6 million and $9.4 million, respectively, related to previous partial charge-offs.

        The general component of the allowance as a percent of overall loans, net of unearned discount, was 3.36% at December 31, 2010 as compared to 2.99% at December 31, 2009. The increase in the general component as a percent of loans, net of unearned discount, is due primarily to the impact of elevated charge-offs on the various parts of our general component calculation, partially offset by a reduction of the impact of lower classified and watch list loans on the general component calculation.

        The following table allocates the allowance for loan losses based on our judgment of inherent losses to the listed classes of loans which correspond closely to how we classify loans for internal management reporting purposes. This differs from the portfolio segment breakout of the allowance for loan losses as illustrated in Note 5, Loans, under "Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements. While we have allocated the allowance to various portfolio classes for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety.

Table 15

	At December 31,
	2010		2009		2008		2007		2006
	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total
	(Dollars in thousands)
Real estate—residential and commercial	$31,099	66.1%	$28,035	54.0%	$17,579	39.1%	$16,072	62.5%	$6,150	22.0%
Real estate—construction	6,924	14.7	13,253	25.5	18,696	41.6	4,180	16.3	8,520	30.5
Commercial	7,090	15.1	10,000	19.2	8,000	17.8	4,087	15.9	8,452	30.3
Agricultural	140	0.3	173	0.3	97	0.2	387	1.5	2,071	7.4
Consumer	284	0.6	388	0.7	559	1.2	909	3.5	2,027	7.3
Leases receivable and other	1,532	3.2	142	0.3	57	0.1	76	0.3	679	2.5

Total	$47,069	100.0%	$51,991	100.0%	$44,988	100.0%	$25,711	100.0%	$27,899	100.0%

        During 2010, the majority of the allowance for loan losses remains allocable to real estate loans. This allocation is attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

        During 2009, the allocation of the allowance for losses attributable to real estate loans increased by $5.0 million to $41.3 million at December 31, 2009 compared to $36.3 million at December 31, 2008. The increase in this allocation is due to a higher general reserve associated with real estate loans due mostly to actual charge-offs during 2008 and 2009.

        At December 31, 2010, loans included as impaired as part of the allowance for loan losses included approximately $14.6 million of partial charge-offs for loans expected to be repaid from the underlying collateral. In addition, there is another $6.7 million of specific allowance related to impaired loans as of December 31, 2010. During 2011, it is possible that the $6.7 million of specific allowance could be charged-off if the loan is disposed of, foreclosed upon or restructured. Additional charge-offs may occur in 2011 if loans become impaired during 2011. Management is not able to estimate the amount of anticipated 2011 charge-offs due to the non-homogeneous nature of our loan portfolio.

  Securities

        We manage our investment portfolio principally to provide collateral for certain deposits, in particular public deposits, as well as to balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

        The carrying value of our portfolio of investment securities at the dates indicated are as follows:

Table 16

	At December 31,
	2010	2009	2008
	(In thousands)
Securities available for sale:
U.S. Treasury securities	$—	$—	$3,495
U.S. Government agencies and government-sponsored entities	21,770	17,129	2,510
State and municipal	42,138	60,827	63,015
Mortgage backed securities—agency/residential	310,810	127,340	31,965
Mortgage backed securities—private/residential	3,606	13,959	—
Marketable equity	1,519	1,519	1,345
Other securities	9,687	360	544

Total securities available for sale	$389,530	$221,134	$102,874

Securities held to maturity:
Mortgage-backed—agency/residential	$11,927	$9,942	$13,114

Bank Stocks, at cost	$17,211	$17,160	$28,276

        Securities available for sale are carried at fair value, while securities held to maturity and bank stocks are carried at historical cost.

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

        Two municipal bonds were priced using significant unobservable inputs at December 31, 2010. The first revenue bond has a par value of approximately $37.3 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks. At December 31, 2010, this hospital revenue bond had an unrealized loss of approximately $3.5 million, all of which was determined to be related to temporary changes in interest rates. The second revenue bond had a par value of approximately $4.6 million, prior to an other-than-temporary-impairment of $3.5 million. The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project's sponsor. During the fourth quarter 2010, the bond defaulted for non-payment of monthly interest payments. Based on management's review of the project, an independent appraisal of the underlying collateral and discussions with the bond's sponsor who abandoned the project, it was determined that a credit related other-than-temporary impairment of $3.5 million should be taken in 2010.

        The carrying value of our investment securities at December 31, 2010 totaled $418.7 million compared to $248.2 million at December 31, 2009, an increase of $170.5 million. The increase in overall securities balances during 2010 is primarily related to a shift from loan balances to investment securities. Nearly all of the 2010 investment portfolio purchases were bonds guaranteed by a U.S. government agency or U.S. government-sponsored agency.

        The balance of bank stocks increased slightly by $0.1 million during 2010. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers' Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

        The following table shows the maturities of investment securities at December 31, 2010, December 31, 2009, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 17

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and sponsored entities	$21,770	0.50%	$—	0.00%	$—	0.00%	$—	0.00%
State and municipal	1,516	7.70%	2,226	6.58%	4,337	7.70%	34,059	7.52%
Mortgage backed securities—agency/residential	—	0.00%	—	0.00%	3,310	4.62%	307,500	3.52%
Mortgage backed securities—private/residential	—	0.00%	—	0.00%	—	0.00%	3,606	3.20%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	9,687	5.25%

Total securities available for sale	$23,286	1.85%	$3,745	4.27%	$7,647	6.39%	$354,852	4.03%

Securities held to maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$11,927	4.86%

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and sponsored entities	$—	0.00%	$—	0.00%	$4,967	2.97%	$12,162	5.08%
State and municipal	1,428	7.13%	11,633	7.00%	6,048	7.60%	41,717	7.67%
Mortgage backed securities—agency/residential	—	0.00%	—	0.00%	5,482	4.59%	121,859	3.58%
Mortgage backed securities—private/residential	—	0.00%	—	0.00%	—	0.00%	13,959	5.38%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Other securities	360	6.25%	—	0.00%	—	0.00%	—	0.00%

Total securities available for sale	$1,788	6.95%	$13,152	6.29%	$16,497	5.17%	$189,697	4.91%

Securities held to maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$9,942	5.58%

(1)
Yield is computed on a fully-tax equivalent basis for municipal bonds.

        At both December 31, 2010 and 2009, we held $17.2 million of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule.

        At December 31, 2010, there was a security of a single issuer with a book value of $37,300,000, or approximately 23.3% of stockholders' equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company's footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. At December 31, 2010, the bond had an unrealized loss of approximately $3.5 million, or 9.5% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2010, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms, including a principal payment of $720,000 in December 2010.

Deposits

        Total deposits were $1.5 billion at December 31, 2010, as compared to $1.7 billion at December 31, 2009.

        At December 31, 2010, noninterest bearing deposits constituted 25.6% of total deposits compared to 21.6% of total deposits at December 31, 2009, an increase of 4 percentage points. Throughout 2010, total noninterest bearing deposits increased from $366.1 million at December 31, 2009 to $374.5 million at December 31, 2010.

        Our interest bearing demand deposits, including money market and savings accounts, increased by $18.4 million, to $614.2 million at December 31, 2010 as compared to $595.8 million at December 31, 2009.

        The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 18

	At December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing
Noninterest bearing deposits	$356,632	0.00%	$387,597	0.00%	$440,359	0.00%
Interest bearing
Interest bearing demand	168,449	0.19%	148,972	0.25%	150,210	0.51%
Money market	341,734	0.78%	309,493	0.89%	507,610	1.96%
Savings	75,614	0.23%	71,645	0.30%	70,243	0.56%
Time	618,442	2.01%	722,793	3.19%	514,362	4.17%

Total interest bearing deposits	1,204,239	1.30%	1,252,903	2.11%	1,242,425	2.62%

Total deposits	$1,560,871	1.00%	$1,640,500	1.61%	$1,682,784	1.94%

        Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more, including brokered deposits, at the dates indicated:

Table 19

	At December 31,
	2010	2009
	(In thousands)
Due in three months or less	$56,884	$85,658
Due in over three months through six months	43,559	48,716
Due in over six months through twelve months	58,155	136,476
Due in over twelve months	9,745	17,738

Totals	$168,343	$288,588

        The following table presents the mix of our deposits by type based on average balances for each of the periods indicated.

Table 20

	At December 31,
	2010		2009
	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$356,632	22.85%	$387,597	23.63%
Interest bearing demand	168,449	10.79%	148,972	9.08%
Money market	341,734	21.89%	309,493	18.87%
Savings	75,614	4.84%	71,645	4.37%
Time	618,442	39.63%	722,793	44.05%

Total deposits	$1,560,871	100.00%	$1,640,500	100.00%

        Overall average time deposits decreased by $104.4 million, or 14.4%, to $618.4 million for 2010 compared to $722.8 million for 2009. The actual balance of time deposits decreased by $257.7 million during 2010 to $473.7 million at December 31, 2010 compared to $731.4 million at December 31, 2009.

        The December 31, 2010 time deposit balance includes approximately $5.1 million from the CDARS® program, and $174.7 million of brokered deposits. At December 31, 2009, time deposits included approximately $36.6 million from the CDARS® program, and $254.6 million in brokered deposits. Brokered deposits, including CDARS® deposits, comprised 12.2% of total deposits at December 31, 2010 compared to 16.9% at December 31, 2009. Overall time deposits as a percent of total deposits were 32.4% at December 31, 2010 as compared to 43.2% at December 31, 2009. The overall cost of time deposits decreased from 3.19% in 2009 to 2.01% in 2010.

Borrowings

Subordinated Debentures and Trust Preferred Securities

        In September 2000, the predecessor to the Company formed CenBank Statutory Trust I and completed an offering of $10.0 million 10.6% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to the predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Subordinated Debentures. Interest paid on the 10.6% Debentures is distributed to the holders of the 10.6% Preferred Securities. Distributions payable on the 10.6% Preferred Securities are recorded as interest expense in the consolidated statements of income. These 10.6% Debentures are unsecured, junior rank and are subordinate in right of payment to all senior debt of the Company. The 10.6% Preferred Securities are subject to mandatory redemption upon repayment of the 10.6% Debentures. We have the right, subject to events of default, to defer payments of interest on the 10.6% Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the 10.6% Debentures. The 10.6% Debentures mature on September 7, 2030, which may be shortened by us to not earlier than March 7, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.6% Debentures or the 10.6% Preferred Securities. The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010.

        In February 2001, the predecessor to the Company formed CenBank Statutory Trust II and completed an offering of $5.0 million 10.2% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to the predecessor and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Subordinated Debentures. Interest paid on the 10.2% Debentures is distributed to the holders of the 10.2% Preferred Securities. Terms and conditions of the 10.2% Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The 10.2% Debentures mature on February 22, 2031, which may be shortened by us to not earlier than February 22, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.2% Debentures or the 10.2% Preferred Securities.

        In April 2004, the predecessor to the Company formed CenBank Statutory Trust III and completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to the predecessor and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Subordinated Debentures. Interest paid on the floating rate Debentures is distributed to the holders of the floating rate Preferred Securities. Terms and conditions of the floating rate Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The floating rate Debentures mature on April 15, 2034, which may be shortened by us to not earlier than April 15, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the floating rate Debentures or the floating rate Preferred Securities.

        In June 2003, Guaranty Corporation formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Guaranty and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued by Guaranty. We assumed Guaranty's obligations relating to such securities upon our acquisition of Guaranty. Interest paid on the debt securities is distributed to the holders of the Preferred Securities. We have the right, subject to events of default, to defer payments of interest on the subordinated debt securities at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the subordinated debt securities. The subordinated debt securities mature on July 7, 2033. These securities became callable effective July 7, 2008. The Company has not called these securities as these variable rate securities provide $10.0 million of additional Tier 1 capital. These securities remain callable at the end of each quarter.

        Under the terms of the Written Agreement, regulatory approval is required prior to the call of any trust preferred issuance. Management does not expect to call any of its callable trust preferred securities in 2011.

        Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it would defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during such deferral period. Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 22, Written Agreement under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements" for additional information).

        The Company is not considered the primary beneficiary of these Trusts (variable interest entities), therefore the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

        Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.8 million of Series A Convertible Preferred Stock, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2010, approximately $32.3 million of the combined $104.8 million of the trusts' securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $72.5 million is treated as Tier 2 capital.

        The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. After implementation of this modification, we expect that our Tier 1 capital ratios will remain above the well-capitalized thresholds for regulatory purposes.

Other Borrowings

        At December 31, 2010, our outstanding borrowings were $163,239,000 as compared to $164,364,000 at December 31, 2009.

        The borrowings at December 31, 2010 consisted of 15 separate fixed-rate term notes with the FHLB at our bank subsidiary level, with remaining maturities ranging from 11 to 85 months. Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity. Approximately $140 million of the FHLB term advances at December 31, 2010 have Bermudan conversion options to a variable rate. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. Five notes have potential conversions in 2011—a $30 million note with a rate of 2.95%, a $10 million note with a rate of 3.16%, a $20 million note with a rate of 2.52%; a $40 million note with a rate of 3.17% and a $20 million note with a rate of 3.25% have their next quarterly conversion dates on 1/10/2011; 1/24/2011; 1/24/2011; 2/28/2011 and 9/19/2011, respectively. The FHLB did not elect to convert any of these advances to a variable rate on conversions dates prior to February 18, 2011. The remaining $20 million of term note has its first conversion option available in 2013. Our bank subsidiary also had availability of approximately $205.1 million on its line of credit with the FHLB at December 31, 2010, but there was no balance outstanding on this line of credit as of that date.

        The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and the line of credit at December 31, 2010 and December 31, 2009 was $368.4 million and $195.3 million, respectively. The interest rate on the line of credit varies with the federal funds rate, and was 0.26% and 0.18% at December 31, 2010 and December 31, 2009, respectively. The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at December 31, 2010.

        The Company had executed a specific pledging and security agreement with the FHLB in the amount of $368,361,000 at December 31, 2010, which encompassed certain loans and securities as collateral for these borrowings. The carrying amount of loans and securities used for the specific pledging and security agreement at December 31, 2010, was $324,161,000 and $200,882,000, respectively. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $205,122,000 and $30,974,000 at December 31, 2010 and 2009, respectively.

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

Table 21

	Ratio at December 31, 2010	Ratio at December 31, 2009	Minimum Capital Requirement	Minimum Requirement for "Well Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated Guaranty Bancorp	14.99%	13.80%	8.00%	N/A
Guaranty Bank and Trust Company	14.07%	12.82%	8.00%	10.00%
Tier 1 Risk Based Capital Ratio
Consolidated Guaranty Bancorp	8.57%	9.43%	4.00%	N/A
Guaranty Bank and Trust Company	12.80%	11.55%	4.00%	6.00%
Leverage Ratio
Consolidated Guaranty Bancorp	6.25%	7.89%	4.00%	N/A
Guaranty Bank and Trust Company	9.33%	9.66%	4.00%	5.00%

        The overall increase in total risk-based regulatory capital ratios from 2009 to 2010 is attributable to a reduction in our risk-weighted assets caused by combination of a reduction in total assets and a shift in the mix of earning assets from higher risk-weighted loans to lower risk-weighted assets including U.S. government agency and U.S. government-sponsored agency securities. The decreases in the Consolidated Tier 1 Risk-Based and Leverage ratios are the result of a decrease in our capital as result of the 2010 loss combined with a corresponding decrease in the amount of restricted core capital elements included in Tier 1 capital as a result of the 25% of Tier 1 capital limitation.

        In August 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses. The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share. The Series A Convertible Preferred Stock is not redeemable. Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company's common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company's common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company's common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company's common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes). However, upon conversion of the Series A Convertible Preferred Stock into common stock, it is expected that the Company's consolidated Tier 1capital ratios will increase significantly.

Dividend Restrictions

        Holders of voting common stock are entitled to dividends out of funds legally available for such dividends when, and if, declared by the Board of Directors. The Company has not paid dividends since its inception.

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 22 prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the CDB. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

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

        Under the terms of the Series A Convertible Preferred Stock issuance in 2009 discussed in Note 21, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any common stock or other junior securities unless full dividends on all outstanding shares of the Series A Convertible Preferred Stock have been paid or declared and set aside for payment. In addition, we are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. We continue to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis and expect to make these paid-in-kind dividends through August 15, 2011.

        Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

        During 2010 and 2009, shareholders of the Series A Convertible Preferred Stock have received paid-in-kind dividends in the form of additional shares of Series A Preferred Stock at the prescribed dividend rate. Any fractional shares were paid in cash. This resulted in the issuance of 5,591 and 1,381 additional shares of Series A Convertible Preferred Stock in 2010 and 2009, respectively. Under the terms of the Series A Convertible Preferred Stock designations, the Company may pay paid-in-kind dividends through August 2011, and thereafter, any dividend must be in the form of cash. We are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. If we cannot make such cash dividends prior to the expiration of a one-year cure period, the conversion price of $1.80 per share will adjust downward in $0.04 increments for each missed quarterly dividend down to a floor of $1.50 per share.

LIQUIDITY

        The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

        The Bank's primary sources of liquidity are its liquid assets. At December 31, 2010, the Company had $141.5 million of cash and cash equivalents, including $124.2 million of interest bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank's immediate liquidity needs. Further, the Company had $14.8 million of excess pledging related to customer accounts that require collateral at December 31, 2010 and $48.3 million of securities that are unavailable for pledging.

        When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2010, the Bank had approximately $205.1 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $29.1 million of availability with the Federal Reserve discount window.

        The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2013, which became permanent with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010. The FDIC also implemented a Transaction Account Guarantee (TAG) program, which provided for full FDIC coverage for transaction accounts, regardless of dollar amounts. Although the TAG program expired on December 31, 2010, the Dodd-Frank Act continued mandated FDIC-insurance coverage for all non-interest bearing accounts in insured depository institutions through December 31, 2012. As of December 31, 2010, the Bank had approximately 283 accounts with approximately $101.1 million of balances in excess of $250,000 covered under the TAG program of which the majority of the accounts continued to have unlimited FDIC insurance coverage under the Dodd-Frank Act. Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

        Under the terms of the Written Agreement, the Bank can continue to rollover or renew existing brokered deposits, but cannot obtain any new brokered deposits. Since December 31, 2009, the Company has elected not to renew nearly all of its $121.4 million of maturing brokered deposits due primarily to the excess of $100 million in overnight funding balances maintained throughout 2010 as well as continued growth of non-time deposit accounts. During 2011, approximately $163.4 million of brokered deposits are expected to mature, although the Company may renew or rollover a portion of those brokered deposits as needed for liquidity and balance sheet planning. The Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

        The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. The Written Agreement prohibits the Bank from paying dividends or making other distributions to the Holding Company without the prior written approval of the Federal Reserve and CDB. Accordingly, the Bank's ability to pay dividends or make other distributions to the holding company and the holding company's ability to pay cash dividends on its common or preferred stock will be restricted until the Written Agreement is terminated.

        The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders. The Written Agreement prohibits the Company from paying dividends or making other distributions without the prior written approval of the Federal Reserve. Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated. Under the terms of our trust preferred financings, we may defer payment of interest on the subordinated debentures and related trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice. During the deferral period, the Company may not pay cash dividends to stockholders of any class of stock, including our Series A Convertible Preferred Stock, with the exception of cash dividends paid to preferred stockholders representing fractional shares of preferred in kind dividends. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        As of December 31, 2010, the holding company had approximately $18.5 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company for over three years assuming that the holding company continues to defer interest on its trust preferred securities.

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

        We monitor and evaluate our interest rate risk position on a quarterly basis using net interest income simulation analysis under 100 and 200 basis point change scenarios (see below). Each of these analyses measures different interest rate risk factors inherent in the financial statements

Net Interest Income Modeling

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

        The following table shows the net interest income increase or decrease over the next twelve months as of December 31, 2010 and 2009:

Table 22

MARKET RISK:

	Annualized Net Interest Income
	December 31, 2010 Amount of Change	December 31, 2009 Amount of Change
	(In thousands)
Rates in Basis Points
300	$1,485	$7,106
200	(240)	3,812
100	(686)	1,266
Static	—	—
(100)	236	827
(200)	(2,479)	188

        Overall, the Company believes that it is asset sensitive as the company is positioned to be favorably impacted by a 300 basis point rise in rates. However, at December 31, 2010, the Company is positioned to be slightly unfavorably impacted by a 100 or 200 rise in rates. This is a result of projecting that many of our loans subject to a floor would not reprice until rates rise more significantly, whereas, our deposits would reprice upward. The most common minimum floor rate is between 5.0% and 5.5%. As rates begin to rise, the loan rate may continue to be at the minimum rate. However, at a 300 basis point rate shock, most of the variable rate loans should reprice at an amount above the floor and such impact should more than offset any increase in liability costs based on our modeling. Another reason that the Company is less asset sensitive at December 31, 2010 as compared to December 31, 2009, is the reduction in the level of overnight funds. Overnight funds are expected to reprice immediately to the full extent of any change in rates. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

        In a falling rate environment, the Company is projected to have an increase in net interest income under a 100 basis point decline and a decrease in net interest income under the 200 basis point decline. The cause of the favorable projection under the 100 basis point decline is the immediately responsiveness of interest bearing liabilities compared to interest bearing assets. Again, with a significant portion of our loans subject to a floor, many of our earning assets would not reprice downward in a falling rate environment.

        The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company's interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields. It is projected that loans would continue to yield similar amounts as a result of the floors discussed above, whereas deposit costs would immediately trend downward. The unfavorable projection under the 200 basis point decline reflects the fact that it is not possible for many of the Company's deposit rates to fall 100 or 200 basis points due to the current rates already being below 100 basis points at December 31, 2010. Under a 200 basis point decline, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment.

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

        As of December 31, 2010, Guaranty Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

/s/ DANIEL M. QUINN Daniel M. Quinn President, Chief Executive Officer and Chairman of the Board	/s/ PAUL W. TAYLOR Paul W. Taylor Executive Vice President, Chief Financial and Operating Officer and Secretary

February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders
  Guaranty Bancorp
  Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Sherman Oaks, California February 18, 2011

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$141,465	$234,483
Securities available for sale, at fair value	389,530	221,134
Securities held to maturity (fair value of $12,425 and $10,428 at December 31, 2010 and December 31, 2009)	11,927	9,942
Bank stocks, at cost	17,211	17,160

Total investments	418,668	248,236

Loans, net of unearned discount	1,204,580	1,519,608
Less allowance for loan losses	(47,069)	(51,991)

Net loans	1,157,511	1,467,617

Loans held for sale	14,200	9,862
Premises and equipment, net	57,399	60,267
Other real estate owned and foreclosed assets	22,898	37,192
Other intangible assets, net	14,054	19,222
Other assets	43,857	50,701

Total assets	$1,870,052	$2,127,580

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$374,500	$366,103
Interest-bearing demand	535,078	523,971
Savings	79,100	71,816
Time	473,673	731,400

Total deposits	1,462,351	1,693,290

Securities sold under agreements to repurchase and federal funds purchased	30,113	22,990
Borrowings	163,239	164,364
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	12,827	13,059

Total liabilities	1,709,769	1,934,942

Commitments and contingent liabilities	—	—
Stockholders' equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 66,025 shares issued and outstanding at December 31, 2010; 73,280 shares authorized, 60,434 shares issued and outstanding at December 31, 2009; liquidation preference of $66,025 at December 31, 2010; liquidation preference of $60,434 at December 31, 2009	64,818	59,227
Common stock—$0.001 par value; 150,000,000 shares authorized, 65,775,467 voting shares issued, 53,529,950 voting shares outstanding at December 31, 2010 (includes 1,768,186 shares of unvested restricted stock and 156,567 shares to be issued); 64,952,450 voting shares issued, 52,952,703 voting shares outstanding at December 31, 2009 (includes 1,381,105 shares of unvested restricted stock and 129,806 of shares to be issued)	66	65
Additional paid-in capital—Common stock	619,443	618,343
Shares to be issued for deferred compensation obligations	237	199
Accumulated deficit	(419,562)	(382,599)
Accumulated other comprehensive loss	(2,220)	(143)
Treasury Stock, at cost, 10,880,073 and 10,873,533 shares, respectively	(102,499)	(102,454)

Total stockholders' equity	160,283	192,638

Total liabilities and stockholders' equity	$1,870,052	$2,127,580

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$76,462	$89,625
Investment securities:
Taxable	7,701	3,479
Tax-exempt	2,662	3,033
Dividends	723	825
Federal funds sold and other	389	193

Total interest income	87,937	97,155

Interest expense:
Deposits	15,602	26,402
Securities sold under agreement to repurchase and federal funds purchased	132	140
Borrowings	5,267	5,284
Subordinated debentures	2,581	2,556

Total interest expense	23,582	34,382

Net interest income	64,355	62,773
Provision for loan losses	34,400	51,115

Net interest income, after provision for loan losses	29,955	11,658
Noninterest income:
Customer service and other fees	9,241	9,520
Net gains (losses) on sale of securities	313	(2)
Gain on sale of loans	1,196	—
Other-than-temporary impairment loss
Total impairment loss	(3,500)	—
Loss recognized in other comprehensive loss	—	—

Net impairment loss recognized in earnings	(3,500)	—
Other	852	861

Total noninterest income	8,102	10,379
Noninterest expense:
Salaries and employee benefits	26,042	26,547
Occupancy expense	7,399	7,609
Furniture and equipment	3,720	4,441
Amortization of intangible assets	5,168	6,278
Other real estate owned, net	14,909	5,898
Insurance and assessments	6,569	6,536
Professional fees	3,117	3,224
Other general and administrative	8,762	9,872

Total noninterest expense	75,686	70,405

Loss before income taxes	(37,629)	(48,368)
Income tax benefit	(6,290)	(19,161)

Net loss	(31,339)	(29,207)
Preferred stock dividends	(5,624)	(1,389)

Net loss applicable to common stockholders	$(36,963)	$(30,596)

Loss per common share—basic	$(0.72)	$(0.60)
Loss per common share—diluted	(0.72)	(0.60)
Weighted average common shares outstanding-basic	51,671,281	51,378,360
Weighted average common shares outstanding-diluted	51,671,281	51,378,360

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

Years ended December 31, 2010 and 2009

	Preferred Shares Outstanding	Preferred Stock	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
			(In thousands, except share data)
Balance, December 31, 2008	—	$—	52,654,131	$617,253	$710	$(103,078)	$(352,003)	$(1,302)	$161,580
Comprehensive loss:
Net loss	—	—	—	—	—	—	(29,207)	—	(29,207)
Other comprehensive income	—	—	—	—	—	—	—	1,159	1,159

Total comprehensive loss	—	—	—	—	—	—	—	—	(28,048)
Stock compensation awards, net of forfeitures	—	—	205,597	—	—	—	—	—	—
Earned stock award compensation, net	—	—		1,155	—	—	—	—	1,155
Repurchase of common stock	—	—	(32,279)	—	—	(59)	—	—	(59)
Deferred compensation	—	—	125,254	—	172	—	—	—	172
Common shares issued	—	—	—	—	(683)	683	—	—	—
Preferred stock issued, net of expenses	59,053	57,846	—	—	—	—	—	—	57,846
Preferred stock dividends	1,381	1,381	—	—	—	—	(1,389)	—	(8)

Balance, December 31, 2009	60,434	59,227	52,952,703	618,408	199	(102,454)	(382,599)	(143)	192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(31,339)	—	(31,339)
Other comprehensive loss	—	—	—	—	—	—	—	(2,077)	(2,077)

Total comprehensive loss	—	—	—	—	—	—	—	—	(33,416)
Stock compensation awards, net of forfeitures	—	—	583,787	—	—	—	—	—	—
Earned stock award compensation, net	—	—		1,101	—	—	—	—	1,101
Repurchase of common stock	—	—	(33,301)	—	—	(45)	—	—	(45)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Preferred stock dividends	5,591	5,591	—	—	—	—	(5,624)	—	(33)

Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283

See "Notes to Consolidated Financial Statements"

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(31,339)	$(29,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,390	9,853
Provision for loan losses	34,400	51,115
Stock compensation, net	1,101	1,155
Other-than-temporary impairment (OTTI) of securities	3,500	—
Net loss (gain) on sale of securities	(313)	2
Gain on sale of loans	(1,196)	—
Net loss on sale and valuation adjustments on real estate owned, net	12,613	5,135
Other	(53)	(839)
Net change in:
Other assets	8,117	(14,682)
Interest payable and other liabilities	(232)	(27)

Net cash provided by operating activities	34,988	22,505

Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	118,843	28,907
Purchases	(294,535)	(145,295)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	4,684	15,382
Purchases	(6,480)	(829)
Loan originations and principal collections, net	214,012	195,931
Proceeds from sale of loans transferred to held for sale	18,413	7,960
Proceeds from sales of other real estate owned and foreclosed assets	42,457	13,569
Proceeds from sales of premises and equipment	11	15
Additions to premises and equipment	(392)	(960)

Net cash provided by investing activities	97,013	114,680

Cash flows from financing activities:
Net decrease in deposits	(230,939)	(5,361)
Repayment of long-term debt	(1,125)	(2,040)
Net change in federal funds purchased and repurchase agreements	7,123	1,209
Repurchase of common stock	(45)	(59)
Issuance of preferred stock	—	57,846
Cash dividends on preferred stock	(33)	(8)

Net cash provided (used) by financing activities	(225,019)	51,587

Net change in cash and cash equivalents	(93,018)	188,772
Cash and cash equivalents, beginning of year	234,483	45,711

Cash and cash equivalents, end of year	$141,465	$234,483

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$21,561	$34,911
Income taxes refunded	(14,159)	(3,916)
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned and foreclosed assets	40,776	55,412
Loans transferred to loans held for sale	21,555	12,062
Preferred stock dividends	5,591	1,381

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization

        Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

        Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2010 and 2009, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

        References to "we" or "Company" means the Company on a consolidated basis with the Bank. References to "Guaranty" or to the "Holding Company" refer to the parent company on a stand-alone basis.

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

        All significant intercompany transactions and balances have been eliminated in consolidation.

        The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America.

(b)    Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets, stock compensation expense and other real estate owned. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

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

(d)    Securities

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

        Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

(f)    Loans

        The Company extends real estate, commercial, agricultural and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

the Front Range of Colorado. The ability of the Company's borrowers to honor their contracts is dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loans acquired in business combinations that have evidence of credit deterioration are recorded at the present value of expected amounts of principal and interest to be received, i.e., fair value. After acquisition, incurred losses are recognized in the allowance for loan losses. Accounting for our loans is performed consistently across all portfolio segments and classes.

        A portfolio segment is defined in recently issued accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. A portfolio class is defined in recent accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

        Interest income is accrued on the unpaid principal balance. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method without anticipating prepayments.

        The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to the accrual basis of accounting, payments received on nonaccrual loans are applied first to the principal balance of the loan. Loans are returned to accrual status after the borrower's financial condition has improved, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(g)    Allowance for Loan Losses

        The allowance for loan losses is a valuation allowance for probable incurred loan losses. The allowance for loan losses is reported as a reduction of outstanding loan balances.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. Our methodology for estimating our allowance has not changed during the current or prior annual reporting period and is consistent across all portfolio segments and classes of loans.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Loans deemed to be uncollectible are charged off and deducted from the allowance. Our loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan by loan basis based on the facts and circumstances including management's evaluation of collateral values in comparison to book values on real estate-dependent loans. Charge-offs on smaller balance homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. At the present time, we don't aggregate select loans for collective impairment evaluation, as such, all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

        The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate, Commercial & Industrial and Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

(h)    Transfers of Financial Assets

        Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(i)    Other Real Estate Owned and Foreclosed Assets

        Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating revenues and expenses of such assets and reductions in the fair value of the assets are included in noninterest expense. Gains and losses on their disposition are also included in noninterest expense.

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

(l)    Other Intangible Assets

        Intangible assets acquired in a business combination are amortized over their estimated useful lives to their estimated residual values and evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary.

        Core deposit intangible assets, referred to as CDI, are recognized at the time of acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, variables such as deposit servicing costs, attrition rates, and market discount rates are considered. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 years to 15 years.

(m)    Impairment of Long-Lived Assets

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

(n)    Loan Commitments and Related Financial Instruments

        Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        The Company recognizes a liability in relation to these commitments intended to represent estimated future losses on these commitments. In calculating this estimate we consider the volume of off-balance sheet commitments, estimated utilization factors as well as risk factors determined based on the nature of the loan. Our liability for unfunded commitments is calculated quarterly with the balance presented in Other Liabilities in our Consolidated Balance Sheet.

(o)    Stock Incentive Plan

        The Company's Amended and Restated 2005 Stock Incentive Plan ("Plan") provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2010, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2013. At the end of 2010, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while others were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(p)    Company-Owned Life Insurance

        The Company has life insurance policies on certain key executives and former key executives. At December 31, 2010 and 2009, the carrying value of the company-owned life insurance polices was $14,562,000 and $14,247,000, respectively, which is included in other assets on the Consolidated Balance Sheets. Company-owned life insurance is recorded at the amount that can be realized under the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

(q)    Deferred Compensation Plan

        The Company has a Deferred Compensation Plan (the "Plan") that allowed directors and certain key employees to voluntarily defer compensation prior to December 31, 2009. Compensation expense was recorded for the deferred compensation and a related liability was recognized. Participants elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the Plan were given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company's common stock. The Plan does not provide for diversification of a participant's assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock is classified as a component of stockholders' equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At December 31, 2010 and December 31, 2009, there were 156,567 and 129,806 shares, respectively, to be issued. Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders' equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock. At the end of 2009, due primarily to a low participation rate and the overall administration costs, the Company determined not to offer eligible or existing participants the ability to defer any additional compensation in 2010. In December 2010, the Board approved the termination of the Company's Plan and it is expected that all remaining employee balances in the plan will be distributed in December 2011.

(r)    Income Taxes

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At December 31, 2010 and December 31, 2009, the Company had a net deferred tax asset of $14,340,000 and $10,170,000, respectively, which includes the unrealized loss on securities. At the end of the fourth quarter 2010, after consideration the Company's intent to hold the securities available for sale which are in a loss

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

position until maturity and various tax planning strategies, the Company has determined that a valuation allowance for deferred tax assets should be established in the amount of $8,500,000.

        At December 31, 2010 and December 31, 2009, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

        The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2007 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 and 2006. At December 31, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2010 and December 31, 2009, the Company does not have any amounts accrued for interest and/or penalties.

(s)    Segments of an Enterprise and Related Information

        The Company operates as a single segment. The operating information used by the Company's chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial data presented in this report. For the years ended 2010 and 2009, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

(t)    Loss per Common Share

        Basic loss per common share represents the loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued. The Company's obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per common share calculation. Dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

years ended December 31, 2010 and 2009. The loss per common share has been computed based on the following:

	Year Ended December 31,
	2010	2009
Average common shares outstanding	51,671,281	51,378,360
Effect of dilutive preferred stock(1)	—	—
Effect of dilutive unvested stock grants(2)	—	—

Average shares outstanding and calculated diluted earnings per common share	51,671,281	51,378,360

(1)
The Company had 66,025 shares outstanding of convertible preferred stock at December 31, 2010 and 60,434 shares outstanding of convertible preferred stock at December 31, 2009. These shares are convertible into 36,680,556 and 33,574,444 shares of common stock of the Company at December 31, 2010 and 2009, respectively, based on a conversion price of $1.80. The impact of the future conversion of these shares is antidilutive for the years ending December 31, 2010 and 2009 due to the net loss attributable to common shareholders for those periods.

(2)
The impact of unvested stock grants of 1,768,186 and 1,381,105 at December 31, 2010 and 2009, respectively, are antidilutive due to the net loss attributable to common shareholders for those periods.

(u)    Other Comprehensive Income (Loss)

        Accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

        The entire balance of other comprehensive income (loss) at December 31, 2010 and 2009 was due to unrealized gains (losses) on securities available for sale.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Following are the components of other accumulated comprehensive income (loss) and related tax effects for the periods indicated:

	Year Ended December 31,
	2010	2009
	(In thousands)
Net loss	$(31,339)	$(29,207)
Other comprehensive loss:
Change in net unrealized gains (losses), net	(6,536)	1,869
Less: Reclassification adjustments for net losses included in income, including impairment charges	3,187	2

Net unrealized holding gains (losses)	(3,349)	1,871
Income tax benefit (expense)	1,272	(712)

Other comprehensive income (loss)	(2,077)	1,159

Total comprehensive loss	$(33,416)	$(28,048)

(v)    Restrictions on Cash

        A portion of the cash on deposit with the Federal Reserve Bank of Kansas City (the "Federal Reserve") was required to meet regulatory reserve and clearing requirements. The clearing requirement was $500,000 at December 31, 2010 and 2009. At December 31, 2010 and 2009, there was no reserve requirement. An amount in excess of the reserve and clearing requirements is maintained in an interest bearing account with the Federal Reserve in lieu of maintaining federal funds sold balances with other financial institutions.

(w)    Dividend Restrictions

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

        Under the terms of the Series A Convertible Preferred Stock issuance in 2009, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any Common Stock or other junior securities unless full dividends on all outstanding shares of the Series A Preferred Stock have been paid or declared and set aside for payment. We continue to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis and expect to make these paid-in-kind dividends through August 15, 2011. After August 2011, any dividend on the Series A Convertible Preferred Stock must be in the form of cash. We are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. If we cannot make such cash dividends prior to the expiration of a one-year cure period, the conversion price of $1.80 per share will adjust downward in $0.04 increments for each missed quarterly dividend down to a floor of $1.50 per share.

(x)    Fair Values of Financial Instruments

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

(y)    Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies at December 31, 2010 and 2009 are more fully disclosed in Note 15 to the consolidated financial statements.

(z)    Recently Issued Accounting Standards

  Adoption of New Accounting Standards:

        In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. As the Company did not have any previously recognized impairment charges at adoption, there was no impact to the Company's consolidated financial position or results of operations upon adoption. However, the guidance affected the accounting for the 2010 OTTI.

        In January 2010, the FASB issued guidance clarifying the accounting for stockholder distributions where the stockholder has the ability to elect to have his/her distribution in the form of cash (up to a pre-determined maximum), stock or a combination of the two. The update provided that the stock portion of a distribution where the stockholder had the ability to elect the distribution as stock or cash (up to a pre-determined maximum) should be accounted for as a share issuance and thereby eliminate diversity in practice. The provisions of this update became effective for financial statements dated on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two were required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard has not had a material impact on the Company's consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

        In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance, there are two levels of detail at which credit information must be presented—the portfolio segment level and class level. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company's systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and will be required for annual and interim reporting periods ending on or after June 15, 2011. The increased disclosures for activity within a reporting period become effective for periods beginning on or after December 15, 2010. The provisions of this update expanded the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Company's current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

  Newly Issued But Not Yet Effective Accounting Standards:

        In December 2010, the FASB issued an accounting standard update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma financial disclosures, in the event that comparative financial statements are presented the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding, comparative year. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(aa)    Reclassifications

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities

        The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair Value	Gross unrealized gains	Gross unrealized losses	Amortized Cost
	(In thousands)
	December 31, 2010
Securities available for sale:
U.S. government agencies and government-sponsored entities	$21,770	$20	$—	$21,750
State and municipal	42,138	271	(3,544)	45,411
Mortgage-backed securities—agency/residential	310,810	3,053	(3,268)	311,025
Mortgage-backed securities—private/residential	3,606	16	(27)	3,617
Marketable equity	1,519	—	—	1,519
Other securities	9,687	17	(119)	9,789

Securities available for sale	$389,530	$3,377	$(6,958)	$393,111

	December 31, 2009
Securities available for sale:
U.S. government agencies and government-sponsored entities	$17,129	$—	$(329)	$17,458
State and municipal	60,827	820	(567)	60,574
Mortgage-backed securities—agency/residential	127,340	1,300	(889)	126,929
Mortgage-backed securities—private/residential	13,959	—	(567)	14,526
Marketable equity	1,519	—	—	1,519
Other securities	360	—	—	360

Securities available for sale	$221,134	$2,120	$(2,352)	$221,366

        The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2010:
Mortgage-backed securities—agency/residential	$11,927	$498	$—	$12,425

December 31, 2009:
Mortgage-backed securities—agency/residential	$9,942	$486	$—	$10,428

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

        The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2010	2009
	(In thousands)
Proceeds	$40,330	$6,411
Gross Gains	370	4
Gross Losses	(57)	(6)

        The tax expense related to the 2010 net gain is approximately $119,000, and the tax benefit related to the 2009 net loss was not material.

        The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
2010	Amortized cost	Fair value
	(In thousands)
Debt securities available for sale:
Due in one year or less	$23,259	$23,286
Due after one year through five years	2,125	2,226
Due after five years through ten years	4,182	4,337
Due after ten years	47,384	43,746

Total AFS excluding MBS and marketable equity securities	76,950	73,595
Mortgage-backed securities and marketable equity securities	316,161	315,935

Total available for sale	$393,111	$389,530

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities—agency/residential	$11,927	$12,425

        Investment securities with carrying values of $389,734,000 and $187,905,000 were pledged at December 31, 2010 and 2009, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. At December 31, 2010 and 2009, approximately $272,192,000 and $85,118,000 of securities, respectively, are pledged in excess of current pledging requirements or outstanding balances on our lines of credit.

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired and the length of time the individual securities have been in a continuous

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

unrealized loss position as of December 31, 2010. This table does not include the single municipal security for which an OTTI was recognized during 2010, as OTTI reduced the value of the security to its estimated fair value.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
State and municipal	$—	$—	$33,756	$(3,544)	$33,756	$(3,544)
Mortgage-backed securities agency/residential	205,241	(3,268)	—	—	205,241	(3,268)
Mortgage-backed securities private/residential	—	—	952	(27)	952	(27)
Other	4,544	(119)	—	—	4,544	(119)

Total temporarily impaired	$209,785	$(3,387)	$34,708	$(3,571)	$244,493	$(6,958)

        In determining whether or not there is an OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

        During 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4.6 million in the amount of $3.5 million. The OTTI was related to a local non-rated municipal bond where the underlying affordable housing project was abandoned by the bond's sponsor. In determining the amount of the OTTI, the Company considered the value of the underlying property collateralizing the bond in addition to amounts that the Company felt were recoverable from the project sponsor's guarantee. The entire OTTI of $3.5 million was recognized in the Company's earnings as we believe that it is unlikely that we will recover our original investment in the bond.

        The following table presents a rollforward of OTTI included in earnings (In thousands):

Accumulated credit losses as of December 31, 2009	$—
Initial credit losses recognized on securities identified as other-than-temporarily impaired	3,500

Ending accumulated credit losses as of December 31, 2010	$3,500

        At December 31, 2010, there were 18 individual securities in an unrealized loss position. Of the eighteen securities in an unrealized loss position at December 31, 2010, two individual securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these two securities in addition to the remaining 16 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

market interest rates. The Company does not intend to sell any of the 18 securities in an unrealized loss position and does not consider it likely that it will be required to sell any of the securities in question prior to recovery in their fair value. The 18 securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken as that particular security has been marked down to its estimated fair value as of December 31, 2010.

        All of the Bank's agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for two private-label mortgage-backed securities with a total fair value of $3.6 million. These private-label securities are senior tranches that are rated AAA by two separate rating agencies at December 31, 2010.

        The Bank's municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers' current financial statements, including the related cash flows and interest payments.

        At December 31, 2010, there was a security of a single issuer with a book value of $37,300,000, or approximately 23.3% of stockholders' equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company's footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. At December 31, 2010, the bond had an unrealized loss of approximately $3.5 million, or 9.5% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2010, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms, including a principal payment of $720,000 in December 2010.

        We do not intend to sell any of the debt securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these debt securities is expected to recover as the bonds approach maturity. We concluded that the unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay. Accordingly, we did not recognize any additional OTTI on the remaining securities in our investment portfolio, other than the $3.5 million of OTTI recognized on the single municipal bond as discussed above.

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

        At December 31, 2009, there were twelve individual securities in an unrealized loss position. There were no individual securities that had been in a continuous unrealized loss position for 12 months or longer at December 31, 2009. The securities fluctuate in value since their purchase dates primarily as a result of changes in market interest rates.

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

	2010	2009
	(In thousands)
Federal Reserve Bank of Kansas City	$6,327	$6,534
Federal Home Loan Bank of Topeka	10,126	9,868
Other bank stock	758	758

Totals	$17,211	$17,160

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

share's book value. Based on each of these reviews, Management concluded that there was no other-than-temporary-impairment during 2010 or 2009.

(5) Loans

        A summary of the balances of loans at December 31 follows:

	2010	2009
	(In thousands)
Loans on real estate:
Residential and commercial	$680,895	$760,719
Construction	57,351	105,612
Equity lines of credit	50,289	54,852
Commercial loans	350,725	521,016
Agricultural loans	14,413	18,429
Lease financing	3,143	4,011
Installment loans to individuals	28,582	36,175
Overdrafts	565	358
SBA and other	20,443	20,997

	$1,206,406	$1,522,169
Less:
Allowance for loan losses	(47,069)	(51,991)
Unearned discount	(1,826)	(2,561)

Net Loans	$1,157,511	$1,467,617

        Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$51,991	$44,988
Provision for loan losses	34,400	51,115
Loans charged off	(40,777)	(46,007)
Recoveries on loans previously charged-off	1,455	1,895

Balance, end of period	$47,069	$51,991

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$243	$223
Provision (credit) for losses on unfunded commitments	(55)	20

Balance, end of period	$188	$243

        Under current US GAAP, the Company must present several additional disclosures relating to our loans and allowance for loan losses. The data is broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company's systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.

        The following table provides the ending balances in the Company's loans held for investment and allowance for loan losses, broken down by portfolio segment as of December 31, 2010. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Loans
Individually evaluated	$66,942	$49	$10,630	$77,621
Collectively evaluated	888,303	6,288	232,368	1,126,959

Total	$955,245	$6,337	$242,998	$1,204,580

Allowance for Loan Losses
Individually evaluated	$5,826	$1	$832	$6,659
Collectively evaluated	33,648	251	6,511	40,410

Total	$39,474	$252	$7,343	$47,069

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        The following is a summary comparison of impaired loans at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Impaired loans with a valuation allowance	$23,235	$21,039
Impaired loans without a valuation allowance	54,386	38,668

Total impaired loans	$77,621	$59,707

Valuation allowance related to impaired loans	$6,659	$6,603

        The following table provides additional detail of impaired loans broken out according to class as of December 31, 2010. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at December 31, 2010 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$33,498	$42,132	$—	$26,865	$—
Construction Loans	—	2,084	—	5,593	—
Commercial Loans	16,639	18,811	—	10,823	—
Consumer Loans	2,082	2,620	—	1,313	—
Other	2,167	2,420	—	1,906	—

Total	$54,386	$68,067	$—	$46,500	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$20,482	$21,316	$5,723	$18,596	$—
Construction Loans	—	—	—	758	—
Commercial Loans	2,753	2,803	935	2,734	—
Consumer Loans	—	1	1	15	—
Other	—	—	—	33	—

Total	$23,235	$24,120	$6,659	$22,136	$—

Total Impaired Loans
Commercial and Residential Real Estate	$53,980	$63,448	$5,723	$45,461	$—
Construction Loans	—	2,084	—	6,351	—
Commercial Loans	19,392	21,614	935	13,557	—
Consumer Loans	2,082	2,621	1	1,328	—
Other	2,167	2,420	—	1,939	—

Total impaired loans	$77,621	$92,187	$6,659	$68,636	$—

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        The following is a summary of nonaccrual loans and loans past due 90 days still on accrual status:

	2010	2009
	(In thousands)
Nonaccrual loans	$74,304	$59,584
Loans past due over 90 days still on accrual	$3,317	$123

        The book balance of troubled debt restructurings at December 31, 2010 is $23.6 million. Approximately $1.3 million in specific reserves have been established with respect to these loans as of December 31, 2010. As of December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring. The book balance of trouble debt restructurings as of December 31, 2009 was immaterial.

        The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period for December 31, 2010 and 2009, was $3,157,000 and $4,198,000, respectively.

        The following is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Year Ended December 31,
	2010	2009
	(In thousands)
Average of individually impaired loans during year	$68,636	$61,816
Interest income recognized during impairment	$—	$203
Cash-basis interest income recognized	$—	$203

        The following table summarizes by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

	30 - 89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$13,273	$2,124	$51,857	$67,254	$679,864
Construction Loans	—	—	—	—	57,265
Commercial Loans	6,349	953	18,438	25,740	350,194
Consumer Loans	605	240	1,842	2,687	79,316
Other	1,328	—	2,167	3,495	37,941

Total	$21,555	$3,317	$74,304	$99,176	$1,204,580

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

          Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

          Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

          Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

        As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$589,301	$57,351	$290,573	$75,999	$33,896	$1,047,120
Special Mention	7,589	—	22,295	1	594	30,479
Substandard	84,006	—	37,858	3,435	3,508	128,807
Doubtful	—	—	—	—	—	—

Subtotal	680,896	57,351	350,726	79,435	37,998	1,206,406
Less: Unearned Discount	(1,032)	(86)	(532)	(119)	(57)	(1,826)

Loans, net of unearned discount	$679,864	$57,265	$350,194	$79,316	$37,941	$1,204,580

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Premises and Equipment

        A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2010	2009
	(In thousands)
Land	$13,693	$13,693
Buildings	45,038	45,032
Leasehold improvements	5,899	5,891
Equipment and software	16,253	16,176
Leasehold interest in land	684	684

Subtotal	$81,567	$81,476
Accumulated depreciation and amortization	(24,168)	(21,209)

Total premises and equipment	$57,399	$60,267

        Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $3,223,000 and $3,575,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

        Operating Leases:    Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2010 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2011	$2,923
2012	2,354
2013	1,881
2014	1,683
2015	1,623
Thereafter	1,131

$11,595

        Certain leases contain options to extend the lease terms for five to twenty one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2010 and 2009 was $3,289,000 and $3,438,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Other Real Estate Owned

        Changes in the carrying amount of the Company's other real estate owned for the years ended December 31, 2010 and 2009 were as follows (in thousands):

Balance as of December 31, 2008	$484
Additions to OREO	55,412
Sales proceeds	(13,569)
Losses and write-downs, net of gains	(5,135)

Balance as of December 31, 2009	$37,192
Additions to OREO	40,776
Sales Proceeds	(42,457)
Losses and write-downs, net of gains	(12,613)

Balance as of December 31, 2010	$22,898

        Expenses related to foreclosed assets include:

	2010	2009
	(Dollars in thousands)
Write-downs, net of gains on sales	$12,613	$5,135
Operating expenses, net of rental income	2,296	763

Total expenses related to foreclosed assets	$14,909	$5,898

(8) Other Intangible Assets

        Acquired intangible assets with a finite life are recorded on our balance sheets. These acquired intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives. At December 31, 2010 and 2009, the only such asset on the Company's balance sheet is the core deposit intangible, which is tested annually for impairment, and no impairment was deemed necessary.

        A summary of the core deposit intangible asset and the accumulated amortization is below:

		December 31,
	Useful life	2010	2009
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(48,921)	(43,753)

Other intangible assets, net		$14,054	$19,222

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Intangible Assets (Continued)

        Amortization expense for the years ended December 31, 2010 and 2009 was $5,168,000 and $6,278,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (amounts in thousands):

Total
Fiscal year ending:
2011	$4,091
2012	3,033
2013	2,566
2014	2,097
2015	1,416
Thereafter	851

$14,054

(9) Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $168,343,000 and $288,588,000, respectively.

        At December 31, 2010 and 2009, the Bank had $174,728,000 and $254,636,000, respectively, in brokered time deposits. Additionally, the Bank had reciprocal time deposits with other depository institutions that are treated as brokered deposits for regulatory purposes of $5,143,000 and $36,616,000 at December 31, 2010 and 2009, respectively.

        At December 31, 2010, the scheduled maturities of interest-bearing time deposits for the next five years are as follows (amounts in thousands):

2011	$439,098
2012	29,777
2013	4,798

$473,673

(10) Securities Sold Under Agreements to Repurchase

        The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2010	2009
	(Dollars in thousands)
Ending Balance	$29,832	$22,850
Weighted-average interest rate at year-end	0.45%	0.94%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Securities Sold Under Agreements to Repurchase (Continued)

        Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company which have carrying values of $39.1 million and $25.0 million at December 31, 2010 and 2009, respectively.

        Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Average daily balance during the year	$19,450	$15,557
Average interest rate during the year	0.67%	0.89%
Maximum month-end balance during the year	$29,832	$22,850

(11) Borrowings

        A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(Dollars in thousands)
December 31, 2010
Short-term borrowings:
FHLB line of credit	$—		n/a	368,361

Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	163,239	Range:2.52% - 6.22%	2011 - 2018	See below

Total borrowings	$163,239

December 31, 2009
Short-term borrowings:
FHLB line of credit	$—		n/a	195,338

Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	164,364	Range:2.52% - 6.22%	2010 - 2018	See below

Total borrowings	$164,364

        Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity. The weighted-average rate on the FHLB term notes is 3.17% at December 31, 2010. At December 31, 2010, approximately $140 million of the FHLB fixed rate term notes with a weighted-average rate of 3.02% were convertible to floating rate on

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Borrowings (Continued)

predetermined conversion dates at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. Five notes totaling $120 million have potential conversions in 2011—a $30 million note with a rate of 2.95%, a $10 million note with a rate of 3.16%, a $20 million note with a rate of 2.52%; a $40 million note with a rate of 3.17% and a $20 million note with a rate of 3.25% have their next quarterly conversion dates on 1/10/2011; 1/24/2011; 1/24/2011; 2/28/2011 and 9/19/2011, respectively. The FHLB did not elect to convert any of these advances to variable rate through February 18, 2011. The remaining convertible note of $20 million becomes convertible 1/23/2013 and bears an interest rate of 3.04%.

        The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $368,361,000 at December 31, 2010, which encompassed certain loans and securities as collateral for these borrowings. The specific pledging and security agreement with the FHLB was $195,338,000 at December 31, 2009. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $205,122,000 and $30,974,000 at December 31, 2010 and 2009, respectively.

        At December 31, 2010, the scheduled maturities of borrowings are as follows (in thousands):

2011	$2,975
2012	9
2013	50,193
2014	62
2015	—
Thereafter	110,000

Total borrowings	$163,239

(12) Income Taxes

        The components of the income tax benefit are as follows:

	Year ended December 31,
	2010	2009
	(In thousands)
Current tax benefit:
Federal	$(3,393)	$(14,199)
State	—	—

Total current tax benefit	(3,393)	(14,199)

Deferred tax benefit:
Federal	(10,220)	(3,458)
State	(1,177)	(1,504)

Total deferred tax benefit	(11,397)	(4,962)

Deferred tax valuation allowance	8,500	—

Total tax benefit	$(6,290)	$(19,161)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        Income tax expense attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax loss from operations as a result of the following:

	Year ended December 31,
	2010	2009
Tax (benefit) at statutory federal rate	(35.0)%	(35.0)%
State tax, net of federal benefit	(3.3)%	(3.3)%
Tax exempt income	(2.7)%	(2.9)%
Change in valuation allowance	22.6%	—
Other	1.7%	1.6%

	(16.7)%	(39.6)%

        Current taxes receivable included in other assets totaled approximately $2,859,000 and $13,623,000 at December 31, 2010 and December 31, 2009, respectively. The Company's net deferred tax asset is included in other assets at December 31, 2010 and December 31, 2009.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$17,891	$19,762
Other real estate owned	2,285	19
Other assets, accruals and other real estate owned	1,679	2,119
Other-than-temporary-impairment	1,330	—
Unrealized loss on securities	1,361	88
Net operating loss, AMT and other tax attribute carryforwards	9,266	1,207
Intangible assets	899	1,002
Stock compensation and other	537	871

Subtotal	35,248	25,068
Less: Valuation allowance	(8,500)	—

Deferred tax assets	26,748	25,068
Deferred tax liabilities:
Premises and equipment	4,782	5,320
Core deposit intangibles and fixed rate loan purchase accounting adjustments	5,356	7,366
FHLB stock, prepaid assets, equity investments and other liabilities	2,270	2,212

Total deferred tax liabilities	12,408	14,898

Deferred tax asset (liability)	$14,340	$10,170

        Realization of deferred tax assets is dependent upon generating future sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at year end 2010. In assessing the realization of deferred tax assets at December 31, 2010, the Company considered various tax planning strategies which could be implemented to generate taxable income in future taxable periods in which the deferred taxes are deductible, to partially support the current balance of deferred tax assets. Based on these factors, the Company believed that it was more likely than not that the Company will realize approximately $14.3 million of the benefits of these deductible differences at December 31, 2010, and therefore, a partial valuation allowance for deferred tax assets in the amount of $8.5 million was recorded at December 31, 2010.

        In assessing the realization of deferred tax assets at December 31, 2009, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including tax planning strategies, during the periods in which those temporary differences become deductible. The Company determined that at December 31, 2009, it had sufficient prior year taxable income that was still available for carryback, as well as various tax planning strategies

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

which could be implemented to generate taxable income in future taxable periods in which the deferred taxes are deductible, to support the current balance of deferred tax assets. Based on these factors, the Company believed that it was more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2009, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2009.

        At December 31, 2010, the Company had a federal net operating loss carryforward of approximately $19.2 million expiring in 2030, and a state net operating loss carryforward of approximately $70.3 million which expires at various dates from 2029 through 2033. Deferred tax assets are recognized for net operating losses, subject to a valuation allowance, to the extent that the benefit is more likely than not to be realized.

        As of December 31, 2010 and December 31, 2009, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense and did not have any accrued interest and/or penalties at December 31, 2010 or 2009. The Company received approximately $3,000 and $27,000 of interest income on tax refunds in 2010 and 2009, respectively. No other interest or penalties related to tax matters were incurred during 2010 or 2009. The Company and its subsidiaries are subject to U.S. federal income tax, as well as state of Colorado income tax. The Company is no longer subject to examination by taxing authorities for years before 2007, except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 and 2006, but could be subject to adjustment by taxing authorities up to the amount of the 2009 net operating loss expected to be carried back to years before 2007.

(13) Subordinated Debentures and Trust Preferred Securities

        The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.87% at both December 31, 2010 and 2009. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

        In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and completed an offering of $10.0 million, 10.6% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Junior Subordinated Debentures (Debentures) issued. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured, rank junior and are subordinate in right of payment to all senior debt of the Company. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Subordinated Debentures and Trust Preferred Securities (Continued)

default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030, which may be shortened by us to not earlier than March 7, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

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

        In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Junior Subordinated Debentures (Debentures) issued. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034, which may be shortened by us to not earlier than April 15, 2011, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the Debentures or the Preferred Securities.

        In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The Trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the Preferred Securities. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on July 7, 2033. The Guaranty Capital Trust III trust preferred issuance was initially callable on July 7, 2008 and remains callable on each quarterly interest payment date.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Subordinated Debentures and Trust Preferred Securities (Continued)

        Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it will defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. Prior to resuming the payment of interest on the subordinated debentures or calling the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 22, Written Agreement for additional information). At December 31, 2010, the Company was in compliance with all covenants of the agreements.

        The Company is not considered the primary beneficiary of these Trusts (variable interest entities), therefore the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of each trust is included in other assets in the Consolidated Balance Sheets.

        Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.8 million of 9% Series A Convertible Preferred Stock, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2010, approximately $32.3 million of the combined $104.8 million of the trusts' securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $72.5 million is treated as Tier 2 capital.

        The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. After adoption of this modification, the Company expects that its Tier 1 capital ratios will continue to remain well-capitalized for regulatory purposes.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Subordinated Debentures and Trust Preferred Securities (Continued)

        The following table summarizes the terms of each subordinated debenture issuance at December 31, 2010 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Rate at December 31, 2010	Next Rate Reset Date**
CenBank Trust I	9/7/2000	$10,310	9/7/2030	3/7/2011	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2011	Variable	LIBOR + 2.65%	2.94%	4/15/2011
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2011	Variable	LIBOR + 3.10%	3.39%	4/07/2011

*
Call date represents the earliest date that the Company can next call the debentures.

**
On January 7, 2011, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.40%. On January 15, 2011, the rate on the CenBank Trust III subordinated debentures reset to 2.95%.

(14) Commitments

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

        At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2010	2009
	(In thousands)
Commitments to extend credit:
Variable	$214,442	$173,593
Fixed	23,169	131,509

Total commitments to extend credit	$237,611	$305,102

Standby letters of credit	$13,888	$14,917
Commercial letters of credit	—	11,000

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

(16) Employee Benefit Plans

        Substantially all employees are eligible to participate in the Company's 401(k) plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee's compensation as defined by the Plan. For years ended December 31, 2010 and 2009, matching contributions to the 401(k) plan were $656,000 and $597,000, respectively.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Employee Benefit Plans (Continued)

        Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is generally not entitled to dividend rights with the exception of performance-based shares granted prior to 2010 (which are not entitled to dividend rights until initial vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of such performance-based shares, subject to termination of such rights under the terms of the Incentive Plan).

        Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

        The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. The number of authorized shares in the Incentive Plan was increased by 6,000,000 shares during 2010, after approval of the stockholders at the 2010 annual meeting of stockholders. As of December 31, 2010 and 2009, there were 1,768,186 and 1,381,105 shares of unvested stock granted (net of forfeitures), with 5,941,028 and 524,815 shares available for grant under the Incentive Plan, respectively.

        Of the 1,768,186 shares unearned at December 31, 2010, approximately 884,000 shares are expected to vest. Approximately 605,000 shares of performance-based shares granted to executives in 2005 through 2007 have a performance-criterion based on an earnings-per-share goal that must be met by December 31, 2012. Based on an analysis performed in 2008, it was determined that these 605,000 shares would not vest. Should this expectation change, additional compensation expense could be recorded in future periods. In addition, there are 633,687 shares of restricted stock outstanding with a performance condition and we expect that 422,458 of these 633,687 shares will vest and that the remaining shares will expire unvested. These 633,687 shares were granted to executives in August 2010 with the vesting contingent upon various performance criteria. Specifically, 422,458 of these performance-shares granted in August 2010 will vest upon the meeting of equally-weighted return on asset and net income performance measures over a two and a half year period, dependent upon the termination of the Written Agreement dated January 22, 2010. The specific amount of shares to be vested is determined by where the metric's actual performance would fall within a 90% ("threshold level") to 110% ("maximum level") range of the performance target ("target level"). The number of vested shares would be determined on a continuous scale by interpolation, with 25% of the targeted shares vesting at the threshold level, 100% of the targeted shares vesting at the target level and 200% percent of the targeted shares vesting at the maximum level. Management expects that the targeted performance goals will be met, which is the level currently being expensed over the vesting period based upon management's latest analysis. This results in 211,229 shares that are expected to vest and 211,229 shares that are not expected to vest. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed. In addition, the remaining 211,229 of the 633,687 performance shares granted to the top three executives in August 2010 will vest contingent upon the termination of the Written Agreement and certain time-based vesting criteria. These shares are expected to vest on or prior to their expiration date of December 31, 2013. Should this expectation change, previously recognized expense could be reversed.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Employee Benefit Plans (Continued)

        A summary of the status of unearned stock awards and the change during the year is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2009	1,381,105	$7.15
Awarded	823,017	1.19
Forfeited	(239,230)	5.87
Vested	(196,706)	1.36

Unearned at December 31, 2010	1,768,186	$4.68

        The Company recognized $1,101,000 and $1,155,000 in stock-based compensation expense for the years ended December 31, 2010 and December 31, 2009, respectively. As discussed above, the performance-based shares have performance criterion that must be met on or before the respective expiration dates in order for the performance-based shares to fully or partially vest. Based on management's analysis, the Company may determine that meeting certain performance criteria is, or is not, likely in order to recognize the appropriate level of expense. Should our current expectations change, additional expense could be recorded or reversed in future periods. The total income tax effect recognized in the income statement for share-based compensation arrangements was a $144,000 and $282,000 expense for the years ended December 31, 2010 and 2009, respectively. The 2010 and 2009 income tax effect related to share-based compensation arrangements included $563,000 and $721,000, respectively, in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.

        At December 31, 2010, compensation cost of $1,036,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 2.5 years.

        A summary of the Company's awards for the years ended December 31, 2010 and 2009 is presented in the table below:

	Year Ended December 31,
	2010	2009
Number of shares granted	823,017	409,500
Weighted-average grant-date fair value	$1.19	$1.29
Number of shares that vested	196,706	244,837
Fair value of shares vested	$268,021	$399,784
Tax benefit realized	$101,875	$151,958

Deferred Compensation Plan

        The Company maintains a Deferred Compensation Plan for a select group of management or highly compensated employees and non-employee members of the Board. The plan, which is meant to be an unfunded deferred compensation plan, is intended to be exempt from certain requirements of the Employee Retirement Income Security Act of 1974. The plan allowed the participants to defer up to 80% of their salary and up to 100% of their bonus or incentive compensation, and up to 100% of cash

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Employee Benefit Plans (Continued)

fees in the case of directors, until termination or upon the occurrence of other specified events (e.g., disability, previously specified dates, and unforeseeable emergencies). The plan permited participants to elect to have deferred amounts deemed to be invested in various investment funds or Company common stock. The plan does not guarantee any minimum rate of return. Participation in the plan was voluntary and participants may change their elections annually or otherwise as permitted by the plan and applicable regulations governing the deferred tax treatment of the plan. The Company was permitted, in its sole discretion, to make additional contributions to participants' accounts. The Company did not make any additional contributions to participants' accounts in 2010 or 2009. At the end of 2009, due primarily to a low participation rate and the overall administration costs, the Company determined not to offer eligible or existing participants the ability to defer any additional compensation in 2010. In December 2010, the Board approved the termination of the plan and it is expected that all remaining participant balances in the plan will be distributed in December 2011.

        Deferred compensation expense of $38,000 was booked in 2010 compared to $176,000 in 2009. The deferred compensation liability was $565,000 and $668,000 at December 31, 2010 and 2009, respectively, and is reported with interest payable and other liabilities on the consolidated balance sheets. Additionally, for participants who elected to defer compensation through Company stock, the Company has recorded Stock to be Issued as a component of stockholders' equity in the amount of $237,000 and $199,000 at December 31, 2010 and 2009, respectively.

(17) Related-Party Transactions

        The Company has granted loans to directors and their affiliates amounting to $0 and $300,000 at December 31, 2010 and 2009, respectively. There were no related-party loans on past due or non-accrual status.

        Activity during 2010 regarding outstanding loans to certain related-party loan customers (directors of the Company, including companies in which they are principal owners) was as follows (in thousands):

Balance, December 31, 2009	$300
Advances	—
Repayments	(300)

Balance, December 31, 2010	$—

        Deposits from related parties held by the Company at December 31, 2010 and 2009 amounted to $903,000 and $1,245,000, respectively.

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

        Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. At December 31, 2010, the Company had two investments classified as Level 3 investments, which are the hospital municipal bond and a local revenue bond on which the $3.5 million OTTI was taken during 2010. Management's best estimate consists of both internal and external

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

support on the Level 3 investments. As it relates to the hospital municipal bond, management estimates the future cash flows, discounted at a higher risk-adjusted discount rate, based on the nature and size of the bond. As it relates to the local revenue bond, management estimates the fair value based on the current financial position of the underlying project and appraisals of the underlying collateral, discounted based on management's historical knowledge and expertise. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Financial Assets and Liabilities Measured on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at December 31, 2010
U.S. government agencies and government-sponsored entities	$—	$21,770	$—	$21,770
State and municipal	—	7,368	34,770	42,138
Mortgage-backed securities—agency/residential	—	310,810	—	310,810
Mortgage-backed securities—private/residential	—	3,606	—	3,606
Marketable equity	—	1,519	—	1,519
Other securities	—	9,687	—	9,687
Derivative Assets	—	—	373	373
Derivative Liabilities	—	—	(352)	(352)
Assets at December 31, 2009
U.S. government agencies and government-sponsored entities	$—	$17,129	$—	$17,129
State and municipal	—	23,374	37,453	60,827
Mortgage-backed securities—agency/residential	—	127,340	—	127,340
Mortgage-backed securities—private/residential	—	13,959	—	13,959
Marketable equity	—	1,519	—	1,519
Other securities	—	360	—	360
Derivative Assets	—	—	206	206
Derivative Liabilities	—	—	(151)	(151)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

        There were no transfers between Level 1 and Level 2 during the year. See Note 19, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of December 31, 2010.

        The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Balance, December 31, 2009	$55	$37,453
Total unrealized gains (losses) included in:
Net Loss	(34)	—
Other Comprehensive Loss	—	(2,977)
Purchases, sales, issuances and settlements, net	—	(720)
Transfers in and (out) of Level 3	—	4,514
Other than temporary impairment recognized	—	(3,500)

Balance December 31, 2010	$21	$34,770

        The transfer in to Level 3 of $4,514,000 represents the carrying cost of a single municipal security that was subject to a $3.5 million OTTI during 2010. As discussed in Note 3, the OTTI was recognized after the issuer decided to abandon an affordable housing project funded by the issuance of municipal bonds. The remaining value of the issuance was determined based on the value of the property collateralizing the bond in addition to management's estimates of amounts thought to be recoverable from the issuer.

        The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Balance, December 31, 2008	$—	$35,897
Total unrealized gains (losses) included in:
Net Income	55	—
Other Comprehensive Income	—	2,246
Purchases, sales, issuances and settlements, net	—	(690)
Transfers in and (out) of level three	—	—

Balance December 31, 2009	$55	$37,453

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Financial Assets and Liabilities Measured on a Non-Recurring Basis

        The following represent assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets at December 31, 2010
Impaired loans	$—	$—	$28,749	$28,749
Loans held for sale	—	—	14,200	14,200
Assets at December 31, 2009
Impaired loans	$—	$—	$23,357	$23,357
Loans held for sale	—	—	9,862	9,862

        Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $77,621,000 at December 31, 2010, after a partial charge-off of $14,566,000. In addition, these loans have a specific valuation allowance of $6,659,000 at December 31, 2010. Of the $77,621,000 impaired loan portfolio at December 31, 2010, $35,408,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $42,213,000 were carried at cost at December 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at fair value at December 31, 2010 resulted in additional provision for loan losses of $42,458,000.

        Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $14,200,000 as of December 31, 2010. As of December 31, 2010, a single loan consisting of an outstanding balance of $24,034,000, net of charge-offs, represents the balance in Loans held for sale.

        At December 31, 2009, impaired loans had a carrying amount of $59,707,000, after a partial charge-off of $9,372,188. In addition, these loans have a specific valuation allowance of $6,603,000 at December 31, 2009. Of the $59,707,000 impaired loan portfolio at December 31, 2009, $30,235,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $29,472,000 were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $14,289,000.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Nonfinancial Assets and Liabilities Measured on a Non-Recurring Basis

        Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets at December 31, 2010 Other real estate owned and foreclosed assets	$—	$—	$22,898	$22,898
Assets at December 31, 2009 Other real estate owned and foreclosed assets	$—	$—	$37,192	$37,192

        Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Other real estate owned had a carrying amount of $22,898,000 at December 31, 2010, which is made up of an outstanding balance of $34,538,000, with a valuation allowance of $11,640,000. OREO, write-downs and sales in 2010 resulted in the valuation allowance increasing by $8,688,000 during 2010. Other real estate owned had a carrying amount of $37,192,000 at December 31, 2009, which was made up of an outstanding balance of $40,144,000, with a valuation allowance of $2,952,000. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $2,922,000 during 2009.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Fair Value of Financial Instruments

        The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$141,465	$141,465	$234,483	$234,483
Securities available for sale	389,530	389,530	221,134	221,134
Securities held to maturity	11,927	12,425	9,942	10,428
Bank stocks	17,211	n/a	17,160	n/a
Loans, net	1,157,511	1,181,003	1,467,617	1,494,649
Loans held for sale	14,200	14,200	9,862	9,862
Accrued interest receivable	5,910	5,910	6,675	6,675
Interest rate swaps, net	21	21	55	55
Financial liabilities:
Deposits	1,462,351	1,464,117	1,693,290	1,700,549
Federal funds purchased and sold under agreements to repurchase	30,113	30,113	22,990	22,990
Subordinated debentures	41,239	33,744	41,239	33,768
Long-term borrowings	163,239	173,213	164,364	171,345
Accrued interest payable	5,419	5,419	3,398	3,398

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

  (b)    Securities and Bank Stocks

        Fair values for securities available for sale and held to maturity are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. For positions that are not traded in active markets or are subject to transfer restrictions (i.e., bonds valued with Level 3 inputs), management uses a combination of reviews of the underlying financial statements, appraisals and management's judgment regarding credit quality and intent to sell in order to determine the value of the bond.

        It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers' Bank of the West stock. These three stocks comprise the balance of bank stocks.

  (c)    Loans

        Loans excludes loans held for sale as these fair values are disclosed on a separate line on the table. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value as described above in this note.

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

  (e)    Deposits

        The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

  (i)    Accrued Interest Receivable/Payable

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

(19) Derivatives and Hedging Activities

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Derivatives and Hedging Activities (Continued)

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2010 and 2009.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of December 31, 2010:
Derivatives not designated as hedging instruments
Interest Rate Products	$373	$352

Total derivatives not designated as hedging instruments	$373	$352

As of December 31, 2009:
Derivatives not designated as hedging instruments
Interest Rate Products	$206	$151

Total derivatives not designated as hedging instruments	$206	$151

        The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

        None of the Company's derivatives are designated as qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009. The Company executes interest rate swaps with commercial banking customers to facilitate the customer's respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,136,000, and two offsetting interest rate swaps with a total notional amount of $23,136,000; for an aggregate notional amount of $46,271,000 related to this program. During 2010, the Company recognized a net loss of $34,000 related to changes in fair value of these swaps. As of December 31, 2009, the Company had two interest rate swaps with customers with a notional amount of $24,419,000 and two offsetting interest rate swaps with a total notional amount of $24,419,000; for an aggregate notional amount of $48,838,000 related to this program. During 2009, the Company recognized a net gain of $55,000 related to changes in fair value of these swaps.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Derivatives and Hedging Activities (Continued)

Effect of Derivative Instruments on the Consolidated Income Statement

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Income Statement for 2010 and 2009:

		Amount of Loss Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010	2009
		(In thousands)
Interest Rate Products	Other non-interest income	$(34)	$55

Total		$(34)	$55

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that the Company and its bank subsidiary met all capital adequacy requirements to which they are subject.

        As of December 31, 2010, the most recent notifications from the Company's bank regulatory agencies categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies. There are no conditions or events since that notification that management believes have changed the categorization of the Company or its bank subsidiary as well capitalized.

        During 2010, the Written Agreement discussed in Note 22 required both the Company and the Bank to submit an acceptable written plan for capital. As of December 31, 2010, both the Company and the Bank are in compliance with their approved written plans for capital.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Regulatory Capital Matters (Continued)

        The Company's and the Bank's actual capital amounts and ratios for 2010 and 2009 are presented in the table below.

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total capital to risk weighted assets:
Consolidated	$210,846	14.99%	$112,561	8.00%	N/A	N/A
Guaranty Bank	197,839	14.07	112,457	8.00	140,571	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	120,633	8.57	56,280	4.00	N/A	N/A
Guaranty Bank	179,901	12.80	56,229	4.00	84,343	6.00
Tier 1 capital to average assets:
Consolidated	120,633	6.25	77,272	4.00	N/A	N/A
Guaranty Bank	179,901	9.33	77,154	4.00	96,443	5.00
As of December 31, 2009:
Total capital to risk weighted assets:
Consolidated	$243,271	13.80%	$141,011	8.00%	N/A	N/A
Guaranty Bank	225,588	12.82	140,793	8.00	175,991	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	166,152	9.43	70,506	4.00	N/A	N/A
Guaranty Bank	203,216	11.55	70,396	4.00	105,594	6.00
Tier 1 capital to average assets:
Consolidated	166,152	7.89	84,214	4.00	N/A	N/A
Guaranty Bank	203,216	9.66	84,116	4.00	105,145	5.00

Dividend Restrictions

        Holders of voting common stock are entitled to dividends out of funds legally available for such dividends when, if and as declared by the Board of Directors. The Company has not paid dividends on its common stock since its inception.

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 22 prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the CDB. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

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

GUARANTY BANCORP AND SUBSIDIARIES

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

        Under the terms of the Series A Convertible Preferred Stock issuance in 2009 discussed in Note 21, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any common stock or other junior securities unless full dividends on all outstanding shares of the Series A Convertible Preferred Stock have been paid or declared and set aside for payment. In addition, we are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. We continue to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis and expect to make these paid-in-kind dividends through August 15, 2011.

        Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

(21) Preferred Stock

        On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses. The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share. The Series A Convertible Preferred Stock is not redeemable. Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company's common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company's common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company's common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company's common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Preferred Stock (Continued)

Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).

        During 2009 and 2010, shareholders of the Series A Convertible Preferred Stock have received paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock at the prescribed dividend rate. Any fractional shares were paid in cash. This resulted in 5,591 and 1,381 additional shares of Series A Convertible Preferred Stock to be issued in 2010 and 2009, respectively. Under the terms of the Series A Convertible Preferred Stock agreement, the Company may pay paid-in-kind dividends through August 2011, and thereafter, any dividend must be in the form of cash. We are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities.

(22) Written Agreement

        On January 22, 2010, the Company and the Bank entered into a Written Agreement with the Federal Reserve and the CDB. The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also required the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company's annual cash flow projections. All plans were timely submitted to the appropriate regulatory agencies and all plans requiring approval by such regulatory agencies were approved.

        In addition, the Written Agreement permits contractual rollovers and renewals of brokered deposits, but places restrictions on the Bank in accepting any new brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information

        The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2010 and 2009

	2010	2009
	(In thousands)
ASSETS
Cash	$18,529	$743
Time deposits with banks	—	18,043
Investment in subsidiaries	186,393	214,989
Other assets	2,517	3,938

Total assets	$207,439	$237,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debentures	$41,239	$41,239
Other liabilities	5,917	3,836

Total liabilities	47,156	45,075

Stockholders' equity:
Preferred stock	64,818	59,227
Common stock	66	65
Common stock—additional paid-in capital	619,443	618,343
Stock to be issued	237	199
Accumulated deficit	(419,562)	(382,599)
Accumulated other comprehensive loss	(2,220)	(143)
Treasury stock	(102,499)	(102,454)

Total stockholders' equity	160,283	192,638

Total liabilities and stockholders' equity	$207,439	$237,713

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information (Continued)

Statements of Operations
(Parent Company Only)
Years ended December 31, 2010 and 2009

	2010	2009
	(In thousands)
Income:
Interest income on other investments	$—	$2
Charges for services—subsidiary bank	3,813	4,221
Other	1,378	227

Total income	5,191	4,450
Expenses:
Interest expense	2,581	2,562
Salaries and benefits	2,524	3,423
Professional services	1,771	1,783
Other	1,433	896

Total expenses	8,309	8,664

Loss before federal income taxes and equity in undistributed net income of subsidiaries	(3,118)	(4,214)
Income tax benefit	(319)	(1,821)

Loss before equity in undistributed net income of subsidiaries	(2,799)	(2,393)
Equity in undistributed loss of subsidiaries	(28,540)	(26,814)

Net loss	(31,339)	(29,207)
Preferred stock dividends	(5,624)	(1,389)

Net loss attributable to common stockholders	$(36,963)	$(30,596)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information (Continued)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(31,339)	$(29,207)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7	7
Gain on sale of assets	(789)	—
Equity based compensation	276	125
Deferred compensation—shares to be issued	38	172
Net change in:
Other assets	1,414	(30)
Other liabilities	2,081	(923)
Equity in loss of consolidated subsidiaries	28,540	26,814

Net cash provided (used) by operating activities	228	(3,042)

Cash flow from investing activities:
Purchase of assets from affiliates	(13,709)	—
Proceeds from sale of assets	14,498	—
Loan principal collections	—	454
Investments in subsidiaries	(1,196)	(40,000)

Net cash used by investing activities	(407)	(39,546)

Cash flows from financing activities:
Repurchase of common stock	(45)	(59)
Proceeds from issuance of preferred stock	—	57,846
Dividends paid	(33)	(8)

Net cash provided (used) by financing activities	(78)	57,779

Net change in cash and cash equivalents	(257)	15,191
Cash and cash equivalents, beginning of year	18,786	3,595

Cash and cash equivalents, end of year	$18,529	$18,786

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Quarterly Results of Operations (Unaudited)

2010 Quarterly Results of Operations

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Amounts in thousands, except share data)
Interest income	$20,641	$21,922	$22,053	$23,321
Interest expense	5,247	5,726	5,920	6,689

Net interest income	15,394	16,196	16,133	16,632
Provision for loan losses	19,500	2,500	8,400	4,000

Net interest income after provision for loan losses	(4,106)	13,696	7,733	12,632
Noninterest income	(598)	2,553	3,725	2,422
Noninterest expense	16,429	22,712	18,419	18,126

Loss before income taxes	(21,133)	(6,463)	(6,961)	(3,072)
Income tax benefit	—	(2,456)	(2,607)	(1,227)

Net loss	(21,133)	(4,007)	(4,354)	(1,845)
Preferred stock dividends	(1,453)	(1,421)	(1,390)	(1,360)

Net loss attributable to common stockholders	$(22,586)	$(5,428)	$(5,744)	$(3,205)

Loss per common share—basic and diluted	$(0.44)	$(0.11)	$(0.11)	$(0.06)

        In the fourth quarter 2010, an additional provision for loan losses was recorded as a result of additional charge-offs due primarily to updated valuations and broker opinions received in order to more quickly dispose of certain of the nonperforming assets. In addition, noninterest income was negatively affected in the fourth quarter 2010 due to a $3.5 million other-than-temporary impairment. Additionally, no tax benefit was recorded in the fourth quarter 2010 as the Company determined that a partial valuation allowance with respect to the deferred tax asset was required.

        The third quarter noninterest expense is higher due mostly to additional write-downs with respect to decisions to dispose of certain other real estate owned at amounts less than the recorded balance, which was based on a discounted appraised value.

GUARANTY BANCORP AND SUBSIDIARIES

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

        (b)   Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2010, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        (c)   Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On February 17, 2011, James K. Simons, the Company's Executive Vice President and Chief Credit Officer, notified the Company of his intention to resign from his positions at the Company and Guaranty Bank and Trust Company. His last date of employment will be March 9, 2011. Mr. Simons has accepted a position as an executive credit officer with a financial institution on the West Coast. Mr. Simons' decision to resign was not the result of any disagreement with the Company or its management.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   1. Financial Statements

          The consolidated financial statements of Guaranty Bancorp and its subsidiaries and independent auditors' reports are included in Part II (Item 8) of this Form 10-K.

          2.     Financial Statement Schedules

          All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

          3.     Exhibits

          The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on August 12, 2009)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed on May 7, 2008.)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on February 13, 2009)

4.2	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on August 12, 2009)

4.3	Indenture, dated September 7, 2000, between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.4	Amended and Restated Declaration of Trust, dated September 7, 2000, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.3 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.5	Guarantee Agreement, dated September 7, 2000, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.4 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.6	Indenture, dated February 22, 2001, State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.5 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.7	Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, the Administrators and the Registrant (incorporated herein by reference from Exhibit 4.6 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number		Description of Exhibit
4.8		Guarantee Agreement, dated February 22, 2001, by and between State Street Bank and Trust Company of Connecticut, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.7 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.9		Junior Subordinated Indenture, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.8 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.10		Amended and Restated Trust Agreement, dated April 8, 2004, among Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware, the Administrative Trustees and the Registrant (incorporated herein by reference from Exhibit 4.9 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.11		Guarantee Agreement, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.10 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.12		Assumption Letter, dated December 31, 2004, to Wells Fargo Bank, National Association, and Wells Fargo Delaware Trust Company from the Registrant (incorporated herein by reference from Exhibit 4.11 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.13		Indenture, dated June 30, 2003, between Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.12 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.14		First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.15		Amended and Restated Declaration of Trust, dated June 30, 2003, by the Trustees, the Administrators and Guaranty Corporation (incorporated herein by reference from Exhibit 4.14 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.16		Guarantee Agreement, dated June 30, 2003, by Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.15 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.1		Investment Agreement, dated as of May 6, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 12, 2009)

10.2		Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 12, 2009)

10.3		Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-K filed on February 12, 2010)

10.4	†	Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

Exhibit Number		Description of Exhibit
10.5	†	Guaranty Bancorp Change in Control Severance Plan, amended and restated as of January 1, 2009 (incorporated herein by reference from Exhibit 10.5 to Registrant's Form 10-Q filed on November 7, 2008)

10.6	†	Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Registrant's Notice of 2010 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 29, 2010)

10.7	†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.8	†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.9	†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.10	†	Amended and Restated Guaranty Bancorp Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on August 7, 2008)

10.11	†	Form of Executive Cash Incentive Plan (incorporated herein by reference from Exhibit 10.9 to Registrant's Form 10-K filed on March 3, 2008)

10.12	†	Amendment to Guaranty Bancorp Executive Cash Incentive Plan, effective as of January 1, 2009 (incorporated herein by reference from Exhibit 10.4 to Registrant's Form 10-Q filed on November 7, 2008)

10.13	†	Severance Agreement and Release, dated as of April 15, 2009, between Registrant and Zsolt K. Bessko (incorporated herein by reference from Exhibit 10.2 of the Registrant's Form 10-Q filed on July 31, 2009)

10.14		Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on November 13, 2006)

10.15		Termination letter, dated as of July 29, 2010, concerning the Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on August 4, 2010)

10.16		Written Agreement, dated January 22, 2010, by and among Registrant, Guaranty Bank and Trust Company, the Federal Reserve Bank of Kansas City and the State of Colorado Division of Banking (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 8-K filed on January 28, 2010)

11.1		Statement re: Computation of Per Share Earnings (See Note 2(s) of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K)

21.1		Subsidiaries of the Registrant (filed herewith)

23.1		Consent of Crowe Horwath LLP (filed herewith)

24.1		Power of Attorney (included on signature page)

Exhibit Number	Description of Exhibit

31.1	Section 302 Certifications (filed herewith)

32.1	Section 906 Certifications (filed herewith)

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

        Date: February 18, 2011

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

Signature	Title	Date

/s/ DANIEL M. QUINN Daniel M. Quinn	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board and Director	February 18, 2011
/s/ PAUL W. TAYLOR Paul W. Taylor	Executive Vice President, Chief Financial and Operating Officer and Secretary (Principal Financial and Accounting Officer)	February 18, 2011
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Director	February 18, 2011
/s/ EDWARD B. CORDES Edward B. Cordes	Director	February 18, 2011

Signature	Title	Date

/s/ STEPHEN D. JOYCE Stephen D. Joyce	Director	February 18, 2011
/s/ GAIL H. KLAPPER Gail H. Klapper	Director	February 18, 2011
/s/ KATHLEEN SMYTHE Kathleen Smythe	Director	February 18, 2011
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	February 18, 2011
/s/ ALBERT C. YATES Albert C. Yates	Director	February 18, 2011