Form 10-Q
period 2011-03-31
Guaranty Bancorp
filed 2011-04-22
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 15, 2011, there were 54,034,095 shares of the registrant’s voting common stock outstanding, including 2,395,836 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan.

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

•                  Inflation, interest rate, securities market and monetary supply fluctuations.

•                  Political instability, acts of war or terrorism and natural disasters.

•                  The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•                  Revenues lower than expected.

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

•                  Technological changes.

•                  Acquisitions and greater than expected costs or difficulties related to the integration of acquired businesses.

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

•                  Our ability to hire and retain qualified executive officers.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Cash and due from banks	$184,777	$141,465

Securities available for sale, at fair value	381,310	389,530
Securities held to maturity (fair value of $11,693 and $12,425 at March 31, 2011 and December 31, 2010)	11,284	11,927
Bank stocks, at cost	16,532	17,211
Total investments	409,126	418,668

Loans, net of unearned discount	1,126,083	1,204,580
Less allowance for loan losses	(46,879)	(47,069)
Net loans	1,079,204	1,157,511
Loans held for sale	14,200	14,200
Premises and equipment, net	56,688	57,399
Other real estate owned and foreclosed assets	33,611	22,898
Other intangible assets, net	13,026	14,054
Other assets	43,825	43,857
Total assets	$1,834,457	$1,870,052

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$419,335	$374,500
Interest-bearing demand	542,227	535,078
Savings	84,501	79,100
Time	392,257	473,673
Total deposits	1,438,320	1,462,351
Securities sold under agreements to repurchase and federal funds purchased	18,303	30,113
Borrowings	163,215	163,239
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	13,460	12,827
Total liabilities	1,674,537	1,709,769
Stockholders’ equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 67,504 shares issued and outstanding at March 31, 2011; 73,280 shares authorized, 66,025 shares issued and outstanding at December 31, 2010; liquidation preference of $67,504 at March 31, 2011; liquidation preference of $66,025 at December 31, 2010.	66,297	64,818
Common stock—$0.001 par value; 150,000,000 shares authorized, 66,802,525 voting shares issued, 54,190,662 voting shares outstanding at March 31, 2011 (includes 2,395,836 shares of unvested restricted stock and 156,567 shares to be issued); 65,775,467 voting shares issued, 53,529,950 voting shares outstanding at December 31, 2010 (includes 1,768,186 shares of unvested restricted stock and 156,567 of shares to be issued).	67	66
Additional paid-in capital - Common stock	619,639	619,443
Shares to be issued for deferred compensation obligations	237	237
Accumulated deficit	(420,534)	(419,562)
Accumulated other comprehensive loss	(3,275)	(2,220)
Treasury Stock, at cost, 10,890,010 and 10,880,073, respectively	(102,511)	(102,499)
Total stockholders’ equity	159,920	160,283
Total liabilities and stockholders’ equity	$1,834,457	$1,870,052

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$15,534	$20,784
Investment securities:
Taxable	3,065	1,516
Tax-exempt	489	720
Dividends	166	185
Federal funds sold and other	89	116
Total interest income	19,343	23,321

Interest expense:
Deposits	2,629	4,713
Securities sold under agreement to repurchase and federal funds purchased	24	43
Borrowings	1,289	1,301
Subordinated debentures	691	632
Total interest expense	4,633	6,689
Net interest income	14,710	16,632
Provision for loan losses	2,000	4,000
Net interest income, after provision for loan losses	12,710	12,632
Noninterest income:
Customer service and other fees	2,314	2,214
Gain on sale of securities	714	14
Other	252	194
Total noninterest income	3,280	2,422
Noninterest expense:
Salaries and employee benefits	6,615	6,563
Occupancy expense	1,883	1,890
Furniture and equipment	894	976
Amortization of intangible assets	1,028	1,300
Other real estate owned, net	763	2,749
Insurance and assessments	1,225	1,812
Professional fees	908	877
Other general and administrative	2,160	1,959
Total noninterest expense	15,476	18,126
Income (loss) before income taxes	514	(3,072)
Income tax benefit	—	(1,227)
Net income (loss)	514	(1,845)
Preferred stock dividends	(1,486)	(1,360)
Net loss applicable to common stockholders	$(972)	$(3,205)

Loss per common share—basic:	$(0.02)	$(0.06)
Loss per common share—diluted:	(0.02)	(0.06)

Weighted average common shares outstanding-basic	51,775,475	51,607,044
Weighted average common shares outstanding-diluted	51,775,475	51,607,044

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,845)	—	(1,845)
Other comprehensive loss	—	—	—	—	—	—	—	(198)	(198)
Total comprehensive loss									(2,043)
Stock compensation awards, net of forfeitures	—	—	15,000	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	371	—	—	—	—	371
Repurchase of common stock	—	—	(12,429)	—	—	(17)	—	—	(17)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Preferred share dividends	1,353	1,353	—	—	—	—	(1,360)	—	(7)
Balance, March 31, 2010	61,787	$60,580	52,982,035	$618,779	$237	$(102,471)	$(385,804)	$(341)	$190,980

Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Comprehensive loss:
Net Income	—	—	—	—	—	—	514	—	514
Other comprehensive loss	—	—	—	—	—	—	—	(1,055)	(1,055)
Total comprehensive loss									(541)
Stock compensation awards, net of forfeitures	—	—	670,649	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	197	—	—	—	—	197
Repurchase of common stock	—	—	(9,937)	—	—	(12)	—	—	(12)
Preferred share dividends	1,479	1,479	—	—	—	—	(1,486)	—	(7)
Balance, March 31, 2011	67,504	$66,297	54,190,662	$619,706	$237	$(102,511)	$(420,534)	$(3,275)	$159,920

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$514	$(1,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,779	2,144
Provision for loan losses	2,000	4,000
Stock compensation, net	197	371
Gain on sale of securities	(714)	(14)
Loss, net and valuation adjustments on real estate owned	546	2,631
Other	(357)	29
Net change in:
Other assets	679	(1,402)
Interest payable and other liabilities	(22)	(528)
Net cash provided by operating activities	4,622	5,386
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	49,183	21,665
Purchases	(41,927)	(20,460)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	1,374	735
Purchases	—	(6,467)
Loan originations and principal collections, net	65,002	72,048
Proceeds from sale of loans held for sale	—	4,562
Proceeds from sales of other real estate owned and foreclosed assets	982	6,022
Additions to premises and equipment	(40)	(164)
Net cash provided by investing activities	74,574	77,941
Cash flows from financing activities:
Net decrease in deposits	(24,031)	(90,406)
Repayment of long-term debt	(24)	(54)
Net change in federal funds purchased and repurchase agreements	(11,810)	(4,603)
Repurchase of common stock	(12)	(17)
Cash dividends on preferred stock	(7)	(7)
Net cash used by financing activities	(35,884)	(95,087)
Net change in cash and cash equivalents	43,312	(11,760)
Cash and cash equivalents, beginning of period	141,465	234,483
Cash and cash equivalents, end of period	$184,777	$222,723

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)              Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2011, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.  Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010 for information on other subsidiaries of the Company.

Reference to “Bank” means Guaranty Bank, and references to “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable.  References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

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

(a)                 Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. We have evaluated all subsequent events through the date the financial statements were issued.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the year.  For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets, stock compensation expense, other real estate owned.  Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(c)                  Loans, loan commitments and related financial instruments

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

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses.  A portfolio class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

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

The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to the accrual basis of accounting, payments received on nonaccrual loans are applied first to the principal balance of the loan.  Loans are returned to accrual status after the borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

The Company recognizes a liability in relation to these commitments intended to represent estimated future losses on these commitments.  In calculating this estimate, we consider the volume of off-balance sheet commitments, estimated utilization factors as well as risk factors determined based on the nature of the loan.  Our liability for unfunded commitments is calculated quarterly with the balance presented in Other Liabilities in our Consolidated Balance Sheet.

(d)                 Allowance for Loan Losses

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Loans deemed to be uncollectible are charged off and deducted from the allowance.  Our loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan by loan basis based on the facts and circumstances including management’s evaluation of collateral values in comparison to book values on real estate-dependent loans.  Charge-offs on smaller balance homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due.  The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  All loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary.  Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors.  The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years.  In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate, Commercial & Industrial and Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery.  The actual loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment.  These other factors include consideration of the following: the overall level of concentrations and trends of substandard and watch loans,  loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors and management’ evaluation of the impact of local and national economic conditions on each of our loan types.

(e)                Other Real Estate Owned and Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating revenues and expenses of such assets and reductions in the fair value of the assets are included in noninterest expense. Gains and losses on their disposition are also included in noninterest expense.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(f)                  Other Intangible Assets

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

(g)                Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of March 31, 2011, the Company has only granted stock awards.  The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices).  Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for subsequent changes in estimates and actual forfeitures.  The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2013.  As of March 31, 2011, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while others were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions.  Should these expectations change, additional expense could be recorded or reversed in future periods.

(h)                Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) that previously allowed directors and certain key employees to voluntarily defer compensation prior to December 31, 2009. Due primarily to a low participation rate and the overall administration costs, the Company has not granted eligible or existing participants the ability to defer any additional compensation since January 1, 2010.  Compensation expense was recorded for the deferred compensation and a related liability was recognized. Participants with deferred balances elect designated investment options for the notional investment of their deferred compensation. The recorded obligations are adjusted for deemed income or loss related to the investments selected. Participants in the Plan were given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock. The Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At both March 31, 2011 and December 31, 2010, there were 156,567 shares to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock.  In December 2010, the Board approved the termination of the Company’s Plan and it is expected that all remaining employee balances in the plan will be distributed in December 2011.

(i)                   Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  At March 31, 2011 and December 31, 2010, the Company had a net deferred tax asset of $15,077,000 and $14,340,000, respectively, which includes the unrealized loss on securities. At the end of the first quarter 2011, after consideration of various tax planning strategies, the Company has determined that the valuation allowance for deferred tax assets should be adjusted from $8,500,000 to $8,425,000.

At March 31, 2011 and December 31, 2010, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2007 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 and 2006.  At March 31, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2011 and December 31, 2010, the Company did not have any amounts accrued for interest and/or penalties.

(j)              Derivative Financial Instruments

Management utilizes derivative financial instruments exclusively to accommodate the needs of its customers through the use of interest rate swaps.  Derivative financial instruments are not used to manage interest rate risk in the Company’s assets or liabilities.  The Company offsets each interest rate swap to minimize its net risk exposure resulting from such transactions and accordingly has not elected to qualify for hedge accounting treatment addressed under current provisions of GAAP. All derivative financial instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings.  See Note 11 for further information.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(k)                     Loss per Common Share

Basic loss per common share represents the loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period.  When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share.  The Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per common share calculation.  Dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the three months ended March 31, 2011 and 2010.  The loss per common share has been computed based on the following:

	Three Months Ended March 31,
	2011	2010

Average common shares outstanding	51,775,475	51,607,044
Effect of dilutive preferred stock(1)	—	—
Effect of dilutive unvested stock grants (2)	—	—
Average shares outstanding and calculated diluted earnings per common share	51,775,475	51,607,044

(1)  The Company had 67,504 shares outstanding of convertible preferred stock at March 31, 2011 and 61,787 shares outstanding of convertible preferred stock at March 31, 2010.  These shares are convertible into 37,502,222 and 34,326,111 shares of common stock of the Company at March 31, 2011 and March 31, 2010, respectively, based on a conversion price of $1.80.  The impact of the future conversion of these shares is anti-dilutive for the three months ending March 31, 2011 and 2010 due to the net loss attributable to common shareholders for those periods.

(2) The impact of unvested stock grants of 2,395,836 and 1,330,571 at March 31, 2011 and 2010, respectively, are anti-dilutive due to the net loss attributable to common shareholders for these periods.

(l)      Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  Where necessary, the Company has added the required disclosures to our financial statement footnotes.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging  information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 in order to correspond to the expected clarification guidance to be issued with respect to troubled-debt restructurings.  This expected clarification guidance was issued in April 2010, thus, the additional disclosures surrounding troubled-debt restructurings will be required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

Newly Issued But Not Yet Effective Accounting Standards:

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In December 2010, the FASB issued an accounting standard update focused on the disclosure of supplementary pro-forma information in business combinations.  The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma financial disclosures, in the event that comparative financial statements are presented the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding, comparative year.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	March 31, 2011
Securities available for sale:
U.S. government agencies and government-sponsored entities	$21,695	$6	$—	$21,689
State and municipal	40,458	231	(2,961)	43,188
Mortgage-backed - agency / residential	304,403	1,833	(4,351)	306,921
Mortgage-backed - private / residential	3,528	43	(8)	3,493
Marketable equity	1,519	—	—	1,519
Other securities	9,707	—	(76)	9,783
Securities available for sale	$381,310	$2,113	$(7,396)	$386,593

	December 31, 2010
Securities available for sale:
U.S. government agencies and government-sponsored entities	$21,770	$20	$—	$21,750
State and municipal	42,138	271	(3,544)	45,411
Mortgage-backed - agency / residential	310,810	3,053	(3,268)	311,025
Mortgage-backed - private / residential	3,606	16	(27)	3,617
Marketable equity	1,519	—	—	1,519
Other securities	9,687	17	(119)	9,789
Securities available for sale	$389,530	$3,377	$(6,958)	$393,111

The carrying amount, unrecognized gains and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
March 31, 2011:
Mortgage-backed securities — agency/residential	$11,284	$409	$—	$11,693

December 31, 2010:
Mortgage-backed securities — agency/residential	$11,927	$498	$—	$12,425

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at March 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$23,203	$23,212
Due after one year through five years	1,916	2,005
Due after five years through ten years	2,457	2,596
Due after ten years	47,084	44,047
Total AFS, excluding MBS, marketable equity and other securities	74,660	71,860
Mortgage-backed securities, marketable equity and other securities	311,933	309,450
Total available for sale	$386,593	$381,310

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$11,284	$11,693

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
State and municipal	$—	$—	$34,339	$(2,961)	$34,339	$(2,961)
Mortgage-backed securities — agency/residential	231,927	(4,351)	—	—	231,927	(4,351)
Mortgage-backed securities — private/residential	—	—	962	(8)	962	(8)
Other	9,707	(76)	—	—	9,707	(76)
Total temporarily impaired	$241,634	$(4,427)	$35,301	$(2,969)	$276,935	$(7,396)

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
State and municipal	$—	$—	$33,756	$(3,544)	$33,756	$(3,544)
Mortgage-backed securities — agency/residential	205,241	(3,268)	—	—	205,241	(3,268)
Mortgage-backed securities — private/residential	—	—	952	(27)	952	(27)
Other	4,544	(119)	—	—	4,544	(119)
Total temporarily impaired	$209,785	$(3,387)	$34,708	$(3,571)	$244,493	$(6,958)

In determining whether or not there is an other-than-temporary-impairment (OTTI) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

During the fourth quarter 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4.6 million in the amount of $3.5 million. The OTTI was related to a local non-rated municipal bond where the underlying affordable housing project was abandoned by the bond’s sponsor.  In determining the amount of the OTTI, the Company considered the value of the underlying property collateralizing the bond in addition to amounts that the Company felt were recoverable from the project sponsor’s guarantee.  The entire OTTI of $3.5 million was recognized in the Company’s 2010 earnings as we believe that it is unlikely that we will recover our original investment in the bond based on our evaluation of amounts recoverable from the property and discussions with the project’s sponsor.  No changes to the OTTI were taken in the first quarter 2011 based on management’s updated assessment of this bond as of March 31, 2011.

The following table presents a rollforward of OTTI included in earnings (In thousands):

Accumulated credit losses as of December 31, 2010	$3,500
Changes to credit losses recognized on securities identified as other-then-temporarily-impaired	—
Ending accumulated credit losses as of March 31, 2011	$3,500

At March 31, 2011, there were 22 individual securities in an unrealized loss position.  Of the 22 securities in an unrealized loss position at March 31, 2011, two individual securities have been in a continuous unrealized loss position for 12 months or longer.  Management has evaluated these two securities in addition to the remaining 20 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.  At March 31, 2011, the Company did not intend to sell any of the 22 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.  The 22 securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value did not change during the first quarter 2011.

All of the Bank’s agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for two private-label mortgage-backed securities with a total fair value of $3.5 million. These private-label securities are senior tranches that are rated AAA at March 31, 2011.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  This annual review process for non-rated securities considers a review of the issuers’ current financial statements, including the related cash flows and interest payments.

At March 31, 2011, there was a security of a single issuer with a book value of $37,300,000, or approximately 23.3% of stockholders’ equity.  This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint.  This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031.  At March 31, 2011, the bond had an unrealized loss of approximately $3.0 million, or 7.9% of book value.  In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2010, the Company reviews the financial statements of the hospital quarterly.  To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  Accordingly, we did not recognize any additional OTTI on the securities in our investment portfolio in 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2011	December 31, 2010
	(In thousands)

Loans on real estate:
Residential and commercial	$659,018	$680,895
Construction	50,539	57,351
Equity lines of credit	49,399	50,289
Commercial loans	305,627	350,725
Agricultural loans	12,582	14,413
Lease financing	3,143	3,143
Installment loans to individuals	26,942	28,582
Overdrafts	835	565
SBA and other	19,543	20,443
	1,127,628	1,206,406
Less:
Allowance for loan losses	(46,879)	(47,069)
Unearned discount	(1,545)	(1,826)
Net Loans	$1,079,204	$1,157,511

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$47,069	$51,991
Provision for loan losses	2,000	4,000
Loans charged-off	(2,851)	(4,271)
Recoveries on loans previously charged-off	661	295
Balance, end of period	$46,879	$52,015

Our additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table provides detail for the ending balances in the Company’s allowance for loan losses and loans held for investment broken down by portfolio segment as of the dates indicated.  In addition, the table also provides a rollforward by portfolio segment of our allowance for loan losses for the current period only.  The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) correspond to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-offs	(2,757)	(40)	(54)	(2,851)
Recoveries	616	16	29	661
Provision	1,533	(21)	488	2,000
Balance as of March 31, 2011	$38,866	$207	$7,806	$46,879

Balances at March 31, 2011:

Allowance for Loan Losses
Individually evaluated	$10,449	$—	$1,687	$12,136
Collectively evaluated	28,417	207	6,119	34,743
Total	$38,866	$207	$7,806	$46,879

Loans
Individually evaluated	$54,357	$33	$9,766	$64,156
Collectively evaluated	835,666	5,547	220,714	1,061,927
Total	$890,023	$5,580	$230,480	$1,126,083

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated	$5,826	$1	$832	$6,659
Collectively evaluated	33,648	251	6,511	40,410
Total	$39,474	$252	$7,343	$47,069

Loans
Individually evaluated	$66,942	$49	$10,630	$77,621
Collectively evaluated	888,303	6,288	232,368	1,126,959
Total	$955,245	$6,337	$242,998	$1,204,580

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	March 31, 2011	December 31, 2010
	(In thousands)
Impaired loans with a valuation allowance	$39,213	$23,235
Impaired loans without a valuation allowance	24,943	54,386
Total impaired loans	$64,156	$77,621
Valuation allowance related to impaired loans	$12,136	$6,659

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated.

March 31, 2011	Recorded Investment(1)	Unpaid Balance(2)	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD(3)
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$14,303	$21,496	$—	$23,901	$—
Construction Loans	418	418	—	209	—
Commercial Loans	7,239	9,469	—	11,939	—
Consumer Loans	2,130	2,544	—	2,106	—
Other	853	1,129	—	1,510	—
Total	$24,943	$35,056	$—	$39,665	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$32,874	$34,398	$9,252	$26,678	$—
Construction Loans	—	—	—	—	—
Commercial Loans	5,150	5,256	2,720	3,951	—
Consumer Loans	—	—	—	—	—
Other	1,189	1,189	164	595	—
Total	$39,213	$40,843	$12,136	$31,224	$—

Total Impaired Loans
Commercial and Residential Real Estate	$47,177	$55,894	$9,252	$50,579	$—
Construction Loans	418	418	—	209	—
Commercial Loans	12,389	14,725	2,720	15,890	—
Consumer Loans	2,130	2,544	—	2,106	—
Other	2,042	2,318	164	2,105	—
Total impaired loans	$64,156	$75,899	$12,136	$70,889	$—

December 31, 2010	Recorded Investment(1)	Unpaid Balance(2)	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD(3)
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$33,498	$42,132	$—	$26,865	$—
Construction Loans	—	2,084	—	5,593	—
Commercial Loans	16,639	18,811	—	10,823	—
Consumer Loans	2,082	2,620	—	1,313	—
Other	2,167	2,420	—	1,906	—
Total	$54,386	$68,067	$—	$46,500	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$20,482	$21,316	$5,723	$18,596	$—
Construction Loans	—	—	—	758	—
Commercial Loans	2,753	2,803	935	2,734	—
Consumer Loans	—	1	1	15	—
Other	—	—	—	33	—
Total	$23,235	$24,120	$6,659	$22,136	$—

Total Impaired Loans
Commercial and Residential Real Estate	$53,980	$63,448	$5,723	$45,461	$—
Construction Loans	—	2,084	—	6,351	—
Commercial Loans	19,392	21,614	935	13,557	—
Consumer Loans	2,082	2,621	1	1,328	—
Other	2,167	2,420	—	1,939	—
Total impaired loans	$77,621	$92,187	$6,659	$68,636	$—

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.   As nearly all of our impaired loans at March 31, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

(2)The unpaid balance represents the recorded balance prior to any partial charge-offs.

(3)Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

The following table is a summary of nonaccrual loans and loans past due 90 days still on accrual status:

	March 31, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans	$62,650	$74,304
Loans past due over 90 days still on accrual	$1,506	$3,317

The book balance of troubled debt restructurings at March 31, 2011 and December 31, 2010 is $23.8 million and $23.6 million, respectively.  Approximately $4.3 million and $1.3 million in specific reserves have been established with respect to these loans as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Average of individually impaired loans during period	$70,889	$65,383
Interest income recognized during impairment	$—	$—
Cash-basis interest income recognized	$—	$—

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the year-to-date period ending March 31, 2011 and March 31, 2010 was $1,475,000 and $1,584,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our past due loans by class as of the dates indicated:

March 31, 2011	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$11,372	$1,171	$46,005	$58,548	$658,115
Construction Loans	—	—	418	418	50,469
Commercial Loans	2,471	109	12,280	14,860	305,208
Consumer Loans	679	226	1,904	2,809	77,071
Other	71	—	2,043	2,114	35,220
Total	$14,593	$1,506	$62,650	$78,749	$1,126,083

December 31, 2010	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$13,273	$2,124	$51,857	$67,254	$679,864
Construction Loans	—	—	—	—	57,265
Commercial Loans	6,349	953	18,438	25,740	350,194
Consumer Loans	605	240	1,842	2,687	79,316
Other	1,328	—	2,167	3,495	37,941
Total	$21,555	$3,317	$74,304	$99,176	$1,204,580

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table provides detail for the risk category of loans by class of loans based on the most recent analysis performed as of the dates indicated:

March 31, 2011	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$580,183	$50,168	$269,490	$73,425	$30,742	$1,004,008
Special Mention	6,744	—	8,000	—	1,656	16,400
Substandard	72,674	418	28,430	2,987	2,711	107,220
Doubtful	—	—	—	—	—	—
Subtotal	659,601	50,586	305,920	76,412	35,109	1,127,628
Less: Unearned Discount	(904)	(69)	(419)	(105)	(48)	(1,545)
Loans, net of unearned discount	$658,697	$50,517	$305,501	$76,307	$35,061	$1,126,083

December 31, 2010	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$589,301	$57,351	$290,573	$75,999	$33,896	$1,047,120
Special Mention	7,589	—	22,295	1	594	30,479
Substandard	84,006	—	37,858	3,435	3,508	128,807
Doubtful	—	—	—	—	—	—
Subtotal	680,896	57,351	350,726	79,435	37,998	1,206,406
Less: Unearned Discount	(1,032)	(86)	(532)	(119)	(57)	(1,826)
Loans, net of unearned discount	$679,864	$57,265	$350,194	$79,316	$37,941	$1,204,580

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(4)                 Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for March 31, 2011 and March 31, 2010 were as follows (in thousands):

Balance as of December 31, 2009:	$37,192
Additions to OREO	2,379
Sales Proceeds	(6,022)
Losses and write-downs, net of gains	(2,631)
Balance as of March 31, 2010:	$30,918

Balance as of December 31, 2010:	$22,898
Additions to OREO	12,241
Sales Proceeds	(982)
Losses and write-downs, net of gains	(546)
Balance as of March 31, 2011:	$33,611

Expenses related to foreclosed assets include:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Write-downs, net of gains on sales	$546	$2,631
Operating expenses, net of rental income	217	118
Total expenses related to foreclosed assets	$763	$2,749

(5)                     Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.  As of March 31, 2011 and December 31, 2010, the Company’s only intangible asset was its Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful life	2011	2010
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(49,949)	(48,921)
Other intangible assets, net		$13,026	$14,054

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Amortization expense	$1,028	$1,300

(6)                  Borrowings

At March 31, 2011, our outstanding borrowings were $163,215,000 as compared to $163,239,000 at December 31, 2010. These borrowings at March 31, 2011 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB. However, as of March 31, 2011 and December 31, 2010, there was no balance outstanding on this line of credit.

The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $332,169,000 at March 31, 2011 and $368,361,000 at December 31, 2010, which encompasses certain loans and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

securities as collateral for these borrowings.  The maximum credit allowance for future borrowings, including term notes and the line of credit, was $168,954,000 at March 31, 2011 and $205,122,000 at December 31, 2010.

The interest rate on the line of credit varies with the federal funds rate, and was 0.24% at March 31, 2011.  The term notes have fixed interest rates that range from 2.52% to 6.22%, with a weighted average rate of 3.17%.

(7)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.88% and 5.87% at March 31, 2011 and December 31, 2010, respectively. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company (“Trusts”), which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trusts, the debentures or the preferred securities.  As of March 31, 2011, the Company was in compliance with all covenants of these subordinated debentures.

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

Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts, along with the $66.3 million of 9% Series A Convertible Preferred Stock, qualify as Tier 1 capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.  At March 31, 2011, approximately $29.6 million of the combined $106.3 million of the Trusts’ securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $76.7 million is treated as Tier 2 capital.

The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting  restricted core capital elements, including trust preferred securities and cumulative preferred stock. Under this modification, beginning March 31, 2011, the Company was required to use a more restrictive formula to determine the amount of restricted core capital elements that could be included in regulatory Tier 1 capital. The Company was allowed to include in Tier 1 capital an amount of restricted core capital elements equal to no more than 25% of the sum of all qualifying core capital elements, including qualifying restricted core capital elements.  For purposes of both Tier 1 capital and the 25% limitation,  certain intangibles, including core deposit intangibles, net of any related deferred income tax liability are deducted.  The adoption of this modification did not have a material impact on the inclusion of our restricted core capital elements for purposes of Tier 1 capital.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes.  However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets.  As we have less than $15 billion in total assets and had issued all of our trust preferred securities prior to May 19, 2010, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003, became callable at each quarterly interest payment date starting on July 7, 2008.  The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.  The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010.  The CenBank Trust II trust preferred issuance became callable semi-annually starting on February 22, 2011. The Company has not called any of its trust preferred issuances on their respective call dates.  Under the terms of the Written Agreement, regulatory approval is required prior to the call of any trust preferred issuance.

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2011 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Next Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2011	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	8/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2011	Variable	LIBOR + 2.65%	2.95%	4/15/2011
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2011	Variable	LIBOR + 3.10%	3.40%	4/7/2011

(8)                Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2011	December 31, 2010
	(In thousands)
Commitments to extend credit:
Variable	$214,305	$214,442
Fixed	19,187	23,169
Total commitments to extend credit	$233,492	$237,611

Standby letters of credit	$13,020	$13,888

At March 31, 2011, the rates on the fixed rate commitments to extend credit ranged from 2.14 to 8.50%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral, if necessary, at exercise of the commitment.

Commitments to extend credit under overdraft protection agreements are commitments for possible future extensions of credit to existing deposit customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at March 31, 2011
U.S. government agencies and government-sponsored entities	$—	$21,695	$—	$21,695
State and municipal	—	5,105	35,353	40,458
Mortgage-backed securities — agency/residential	—	304,403	—	304,403
Mortgage-backed securities — private/residential	—	3,528	—	3,528
Marketable equity	—	1,519	—	1,519
Other securities	—	9,707	—	9,707
Derivative assets	—	—	285	285
Derivative liabilities	—	—	(271)	(271)

Assets/Liabilities at December 31, 2010
U.S. government agencies and government-sponsored entities	$—	$21,770	$—	$21,770
State and municipal	—	7,368	34,770	42,138
Mortgage-backed securities — agency/residential	—	310,810	—	310,810
Mortgage-backed securities — private/residential	—	3,606	—	3,606
Marketable equity	—	1,519	—	1,519
Other securities	—	9,687	—	9,687
Derivative assets	—	—	373	373
Derivative liabilities	—	—	(352)	(352)

There were no transfers of financial assets and liabilities among Level 1,  Level 2 and Level 3 during 2011.

See Note 11, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of March 31, 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended March 31, 2011
	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Beginning balance	$21	$34,770
Total unrealized gains (losses) included in:
Net Loss	(7)	—
Other comprehensive income (loss)	—	583
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and (out) of level three	—	—
Balance March 31, 2011	$14	$35,353

For the three months ended March 31, 2011, the entire amount of other comprensive income (loss) for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains (losses).

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2011
Impaired loans:
Construction and Real Estate	$—	$—	$27,548	$27,548
Construction	—	—	—	—
Commercial	—	—	6,314	6,314
Consumer	—	—	701	701
Other	—	—	1,343	1,343
Total impaired loans	$—	$—	$35,906	$35,906
Loans held for sale	$—	$—	$14,200	$14,200

Assets at December 31, 2010
Impaired loans	$—	$—	$28,749	$28,749
Loans held for sale	$—	$—	$14,200	$14,200

Total impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $52,020,000 at March 31, 2011 (after  netting a $12,136,000 specific valuation allowance included in the allowance for loan losses) of which $35,906,000 was carried at fair value (after  netting a $12,136,000 specific valuation allowance included in the allowance for loan losses) and $16,114,000 were carried at cost.   The $35,906,000 of impaired loans carried at fair value were carried at fair value as a result of either a  partial charge-off or the aforementioned specific valuation allowance.   There have been $10,040,000 of cumulative partial charge-offs through March 31, 2011 on these impaired loans carried at fair value.  The impaired loans carried at cost at March 31, 2011 were carried at cost as the fair value of the collateral on these loans exceeded

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the book value for each individual credit. Charge-offs and changes in specific valuation allowances during the first quarter 2011 on impaired loans carried at fair value at March 31, 2011 resulted in an additional specific provision for loan losses of $7,667,000 during the first quarter 2011.  This specific provision was partially offset by a $5,667,000 reduction to the general component of the allowance for loan losses.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $14,200,000 as of March 31, 2011 and December 31, 2010.   As of March 31, 2011 and December 31, 2010, a single commercial real estate loan consisting of an outstanding balance of $24,351,000, less charge-offs, represented the balance in Loans held for sale.

At December 31, 2010, impaired loans had a carrying amount of $70,962,000 (after netting the aforementioned $6,659,000 specific valuation allowance) of which $28,749,000 was carried at fair value (after netting the aforementioned $6,659,000 specific valuation allowance) and $42,213,000 were carried at cost.  The $28,749,000 of impaired loans carried at fair value were carried at at fair value as a result of either a partial charge-off or the aforementioned specific valuation allowance.  There were $14,566,000 of cumulative partial charge-offs at December 31, 2010.  The impaired loans carried at cost at December 31, 2011, were carried at cost as the fair value of the collateral on these loans exceeded the book value for each individual credit.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2011 Other real estate owned and foreclosed assets	$—	$—	$33,611	$33,611

Assets at December 31, 2010 Other real estate owned and foreclosed assets	$—	$—	$22,898	$22,898

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

Other real estate owned had a carrying amount of $33,611,000 at March 31, 2011, which is made up of an outstanding balance of $45,938,000, with a valuation allowance of $12,327,000.  OREO, write-downs and sales in 2011 resulted in the valuation allowance increasing by $628,000 in the first quarter 2011.

Other real estate owned had a carrying amount of $22,898,000 at December 31, 2010, which is made up of an outstanding balance of $34,538,000, with a valuation allowance of $11,640,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,777	$184,777	$141,465	$141,465
Securities available for sale	381,310	381,310	389,530	389,530
Securities held to maturity	11,284	11,693	11,927	12,425
Bank stocks	16,532	n/a	17,211	n/a
Loans, net	1,079,204	1,100,021	1,157,511	1,181,003
Loans held for sale	14,200	14,200	14,200	14,200
Accrued interest receivable	5,985	5,985	5,910	5,910
Interest rate swaps - asset	285	285	373	373

Financial liabilities:
Deposits	1,438,320	1,439,323	1,462,351	1,464,117
Securities sold under agreements to repurchase and federal funds purchased	18,303	18,303	30,113	30,113
Subordinated debentures	41,239	33,776	41,239	33,744
Long-term borrowings	163,215	171,711	163,239	173,213
Accrued interest payable	6,037	6,037	5,419	5,419
Interest rate swaps - liability	271	271	352	352

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2011 and December 31, 2010, there were 2,395,836 and 1,768,186 shares of unvested stock granted (net of forfeitures), with 5,270,379 and 5,941,028 shares available for grant under the Incentive Plan, respectively. Of the 2,395,836 shares unearned at March 31, 2011, approximately 1,049,000 shares are expected to vest.

Of the 1,461,163 shares of restricted stock outstanding with a performance condition, we expect that 242,503 shares will vest and that the remaining shares will expire unvested.   The performance shares that are expected to vest relate to a portion of the shares granted to our Chief Financial and Operating Officer in August 2010 and February 2011.  A portion of the shares expected to vest have a time vesting schedule contingent upon the termination of our Written Agreement dated January 22, 2010. The remaining performance shares are contingent upon the meeting of certain return on asset and net income performance measures, as well as the termination of our Written Agreement.  The specific number of these performance-based shares expected to vest that are subject to return on asset and net income performance measures is determined by where the metric’s actual performance falls with a 90% (“threshold level”) to 110% (“maximum level”) range of the performance target (“target level”).  The number of vested shares would be determined on a continuous scale by interpolation, with 25% of the targeted shares vesting at the threshold level, 100% of the shares vesting at the target level and 200% of the targeted shares vesting at the maximum level.  Management expects that the targeted performance goals will be met, which is the level currently being expensed over the vesting period.   Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.  Similar performance-based shares were also granted to our Chief Executive Officer in August 2010 and February 2011 with identical vesting conditions.  However, our Chief Executive Officer announced his intention to resign from the Company in February 2011, so his remaining performance-based shares are not expected to vest as his resignation will occur prior to the earliest possible vesting date.   As an incentive to retain our Chief Executive Officer’s services through May 2011, the Board of Directors modified 95,339 of his performance-based shares that were scheduled to vest over three years starting on December 31, 2011, subject to the termination of our Written Agreement.  The modification accelerated the vesting date to the date of our annual stockholders’ meeting which is scheduled for May 3, 2011, as well as removing the condition that vesting is contingent upon the termination of our Written Agreement.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2010	1,768,186	$4.68
Awarded	1,027,058	1.30
Forfeited	(356,409)	1.89
Vested	(42,999)	1.32
Unearned at March 31, 2011	2,395,836	$3.86

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recognized $197,000 and $371,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2011 and March 31, 2010, respectively. The total income tax effect recognized on the consolidated balance sheets for share-based compensation arrangements was a $102,000 write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  There was no direct income statement effect for the first quarter 2011 for taxes related to share-based compensation due to the deferred tax valuation allowance.   The total income tax effect recognized on the consolidated statements of condition for share-based compensation arrangements was a $35,000 expense for the first quarter 2010.  At March 31, 2011, compensation cost of $1,166,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.8 years.  The fair value of awards that vested in the first quarter 2011 was approximately $57,000.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2011.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of March 31, 2011:

Derivatives not designated as hedging instruments Interest rate products	$285	$271

Total derivatives not designated as hedging instruments	$285	$271

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

As of March 31, 2011, the Company had two interest rate swaps with customers with a total notional amount of $22,055,000, and two offsetting interest rate swaps with a total notional amount of $22,055,000; for an aggregate notional amount of $44,110,000 related to this program.  As of December 31, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,136,000, and two offsetting interest rate swaps with a total notional amount of $23,136,000; for an aggregate notional amount of $46,271,000 related to this program.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the first quarter 2011 and 2010, the company recognized a net loss of $7,000 and $18,000, respectively, related to changes in fair value on these swaps, which was recognized in other noninterest income.

(12)    Capital Ratios

The Company’s capital ratios are above the regulatory capital threshold of “well-capitalized” at March 31, 2011 and December 31, 2010 as follows:

	Ratio at March 31, 2011	Ratio at December 31, 2010	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	15.82%	14.99%	8.00%	N/A
Guaranty Bank and Trust Company	14.96%	14.07%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	8.79%	8.57%	4.00%	N/A
Guaranty Bank and Trust Company	13.68%	12.80%	4.00%	6.00%
Leverage Ratio
Consolidated	6.29%	6.25%	4.00%	N/A
Guaranty Bank and Trust Company	9.80%	9.33%	4.00%	5.00%

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(14)   Total Comprehensive Loss

The following table presents the components of other comprehensive income and total comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$514	$(1,845)
Other comprehensive loss:
Change in net unrealized losses, net	(988)	(307)
Less: Reclassification adjustments for gains included in income	(714)	(14)
Net unrealized holding losses	(1,702)	(321)
Income tax benefit	647	123
Other comprehensive loss	(1,055)	(198)
Total comprehensive loss	$(541)	$(2,043)

(15)     Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).  The Company has paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009.  The outstanding balance, net of stock issuance costs, of Series A Convertible Preferred Stock was $66,297,000 and $64,818,000 at March 31, 2011 and December 31, 2010, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $67,504,000 and $66,025,000 at March 31, 2011 and December 31, 2010, respectively.

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

ITEM 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A,  7, 7A and 8 of our 2010 Annual Report on Form 10-K.  Also, please see the disclosure in the “Forward-Looking Statements and Factors that Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its bank subsidiary.  Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis.  References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and mostly small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans, including energy loans, real estate loans, including construction loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest, including loan origination fees, received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
	2011	2010	Change - Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$19,343	$23,321	$(3,978)
Interest expense	4,633	6,689	2,056
Net interest income	14,710	16,632	(1,922)
Provision for loan losses	2,000	4,000	2,000
Net interest income after provision for loan losses	12,710	12,632	78
Noninterest income	3,280	2,422	858
Noninterest expense	15,476	18,126	2,650
Income (loss) before income taxes	514	(3,072)	3,586
Income tax benefit	—	(1,227)	(1,227)
Net income (loss)	514	(1,845)	2,359
Preferred stock dividends	(1,486)	(1,360)	(126)
Net loss applicable to common stockholders	$(972)	$(3,205)	$2,233

Common Share Data:
Basic loss per common share	$(0.02)	$(0.06)	$0.04
Diluted loss per common share	$(0.02)	$(0.06)	$0.04
Average common shares outstanding	51,775,475	51,607,044	168,431
Diluted average common shares outstanding	51,775,475	51,607,044	168,431

Average equity to average assets	8.61%	9.38%	(8.21)%
Return on average equity	1.29%	(3.86)%	133.42%
Return on average assets	0.11%	(0.36)%	130.56%

	March 31,	March 31,	Percent
	2011	2010	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	15.82%	14.28%	10.78%
Loans, net of unearned discount to deposits	78.29%	89.53%	(12.55)%
Allowance for loan losses to loans, net of unearned discount	4.16%	3.62%	14.92%

The $0.5 million first quarter 2011 net income (excluding the preferred stock dividend) is a $2.4 million improvement from the first quarter 2010 net loss of $1.8 million (excluding the preferred stock dividend).  On a pre-tax basis, the improvement in net income was $3.6 million for the first quarter 2011 as compared to the same quarter in 2010 primarily due to approximately $4.0 million in lower costs associated with problem assets, a $0.7 million net reduction in all other expenses and a $0.7 million gain on sale of securities, partially offset by a $1.9 million reduction in net interest income due mostly to lower loan balances.   The reduction in the cost of problem assets was due mostly to a $2.0 million decrease in the provision for loan losses as well as a $2.0 million reduction in costs associated with other real estate owned.  The $0.7 million reduction in other expenses was due mostly to a $0.6 million reduction in insurance and assessments mostly as a result of lower FDIC insurance premiums.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Dollars in thousands)
Net interest income	$14,710	$15,394	$16,196	$16,133	$16,632
Interest rate spread	3.05%	3.02%	3.16%	3.09%	3.10%
Net interest margin	3.42%	3.39%	3.53%	3.47%	3.50%
Net interest margin, fully tax equivalent	3.49%	3.46%	3.61%	3.55%	3.58%

First quarter 2011 net interest income of $14.7 million decreased by $0.7 million from the fourth quarter 2010, and decreased by $1.9 million from the first quarter 2010.  The Company’s net interest margin of 3.42% for the first quarter 2011 reflected an increase of three basis points from the fourth quarter 2010 and a decrease of eight basis points from the first quarter 2010.

Net interest income decreased by $1.9 million in the first quarter 2011 as compared to the same quarter in 2010 with $1.5 million related to a volume variance and $0.4 million related to a rate variance (see Table 4).  The volume variance was primarily attributable to a $303.4 million decrease in average loan volume as the Company worked to reduce its overall risk profile. This decrease in loan volume, coupled with a 35 basis point decrease in loan yield, contributed to a $5.3 million decrease in loan interest income.  This decrease was partially offset by a $2.1 million decrease in deposit cost and a $1.5 million increase in interest on taxable investments.  The cost of deposits decreased from 1.49% in the first quarter 2010 to 1.00% in the first quarter 2011 due primarily to a reduction in time deposit expense as the Company actively worked to reduce the level of brokered time deposits.  The increase in taxable investments was due to purchases of securities intended to partially offset the decline in loan balances.  The average balance of taxable investment securities increased by $190.6 million in the first quarter 2011 as compared to the same quarter in 2010.  The Company believes that it remains asset sensitive at the end of the first quarter 2011, whereby an increase in rates will have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Table 15).

The $0.7 million decrease in net interest income in the first quarter 2011 as compared to the fourth quarter 2010 is due mostly to a 12 basis point decline in the yield on loans coupled with a $70.2 million decrease in average loan balances.  These two items contributed to a $1.7 million decline in interest income on loans.  Partially offsetting this decrease in loan interest income was a $0.5 million increase in taxable investment security interest income and a $0.6 million decrease in deposit interest cost.  The increase in interest income on taxable investments is due mostly to a $25.0 million increase in the average balances of such investments along with a 37 basis point increase in the yield on taxable investments.  The decrease in deposit interest cost was due mostly to a $0.5 million decrease in time deposit interest costs due to management’s continued strategy to reduce non-core time deposits.

The average balance of time deposit accounts decreased by $76.5 million in the first quarter 2011 as compared to the fourth quarter 2010.  In particular, during the last week of the first quarter 2011, a $33.6 million brokered time deposit with a rate of 4.25% matured and was not renewed.  Although this did not have a significant impact on the first quarter 2011 results, it is anticipated that it will reduce ongoing deposit cost.  Throughout the remainder of 2011, the Company has approximately $98.2 million of brokered time deposits with a weighted average cost of 2.87% maturing that the Company does not expect to renew.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 3

	Quarter Ended March 31,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,189,220	$15,534	5.30%	$1,492,630	$20,784	5.65%
Investment securities (1)
Taxable	358,915	3,065	3.46%	168,348	1,516	3.65%
Tax-exempt	41,232	489	4.81%	60,055	720	4.86%
Bank Stocks (4)	16,844	166	4.01%	17,115	185	4.38%
Other earning assets	136,063	89	0.27%	190,302	116	0.25%
Total interest-earning assets	1,742,274	19,343	4.50%	1,928,450	23,321	4.90%
Non-earning assets:
Cash and due from banks	31,375			25,545
Other assets	96,247			112,935
Total assets	$1,869,896			$2,066,930

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$181,495	$72	0.16%	$164,731	$79	0.19%
Money market	356,397	522	0.59%	335,577	726	0.88%
Savings	81,518	40	0.20%	72,914	45	0.25%
Time certificates of deposit	447,746	1,995	1.81%	708,897	3,863	2.21%
Total interest-bearing deposits	1,067,156	2,629	1.00%	1,282,119	4,713	1.49%
Borrowings:
Repurchase agreements	22,091	24	0.43%	19,239	43	0.90%
Federal funds purchased (5)	48	—	1.13%	51	—	0.77%
Subordinated debentures	41,239	691	6.80%	41,239	632	6.21%
Borrowings	163,224	1,289	3.20%	164,327	1,301	3.21%
Total interest-bearing liabilities	1,293,758	4,633	1.45%	1,506,975	6,689	1.80%
Noninterest bearing liabilities:
Demand deposits	400,979			352,937
Other liabilities	14,123			13,105
Total liabilities	1,708,860			1,873,017
Stockholders’ Equity	161,036			193,913
Total liabilities and stockholders’ equity	$1,869,896			$2,066,930
Net interest income		$14,710			$16,632
Net interest margin			3.42%			3.50%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.49% and 3.58% for the three months ended March 31, 2011 and 2010, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the first quarter 2011 and 2010 rounded to zero.

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

Table 4

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(5,250)	$(1,226)	$(4,024)
Investment Securities
Taxable	1,549	(74)	1,623
Tax-exempt	(231)	(8)	(223)
Bank Stocks	(19)	(16)	(3)
Other earning assets	(27)	9	(36)
Total interest income	(3,978)	(1,315)	(2,663)
Interest expense:
Deposits:
Interest-bearing demand	(7)	(17)	10
Money market	(204)	(253)	49
Savings	(5)	(12)	7
Time certificates of deposit	(1,868)	(618)	(1,250)
Repurchase agreements	(19)	(27)	8
Federal funds purchased	—	—	—
Subordinated debentures	59	59	—
Borrowings	(12)	(3)	(9)
Total interest expense	(2,056)	(871)	(1,185)
Net interest income	$(1,922)	$(444)	$(1,478)

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

In the first quarter 2011, the Company recorded a provision for loan losses of $2.0 million, compared to $4.0 million in the first quarter 2010.

The provision for loan losses in the first quarter 2011 consisted of approximately $7.7 million related to the change in the specific component of the allowance for loan losses, net of charge-offs, partially offset by a $5.7 million decrease to the general component of the allowance for loan losses.  The general component of the provision for loan losses is significantly affected by historical charge-offs, the level of classified loans, the overall level of loans and management’s judgment with respect to current economic conditions. The general component of the allowance for loan losses declined in the first quarter 2011 primarily due to lower levels of loans, a decrease in classified loans and a migration of higher charge-off quarters out of the historical loss component of the calculation.  The specific component of the allowance for loan losses at March 31, 2011 increased relative to December 31, 2010 and March 31, 2010 as management updated its appraisals and broker opinions on certain nonperforming loans that it would like to dispose of in a more expeditious manner, as well as the addition of two new loan relationships to impaired status in the first quarter 2011 with approximately $1.5 million of specific reserve.

The Company determined that the provision for loan losses made during the first quarter 2011 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of March 31, 2011.

Net charge-offs in the first quarter 2011 were $2.2 million, as compared to $4.0 million for the same quarter in 2010.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands)
Noninterest income:
Customer service and other fees	$2,314	$2,430	$2,343	$2,254	$2,214
Gain on sale of securities	714	216	82	1	14
Gain on sale of loans	—	—	—	1,196	—
Other-than-temporary impairment (OTTI) of securities	—	(3,500)	—	—	—
Other	252	256	128	274	194
Total noninterest income	$3,280	$(598)	$2,553	$3,725	$2,422

The $0.9 million increase in noninterest income between the first quarter 2011 as compared to the same quarter in 2010 is primarily due to a $0.7 million gain on sale of securities.

The $3.9 million increase in noninterest income in the first quarter 2011 as compared to the fourth quarter 2010 is mostly due to a $3.5 million credit-related other-than-temporary-impairment (OTTI) recognized on a single, non-rated municipal bond in the fourth quarter 2010.  Additionally, the gain on sale of securities increased by $0.5 million in the first quarter 2011 as compared to the fourth quarter 2010.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 6

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,615	$6,456	$6,551	$6,472	$6,563
Occupancy expense	1,883	1,783	1,890	1,836	1,890
Furniture and equipment	894	927	850	967	976
Amortization of intangible assets	1,028	1,283	1,285	1,300	1,300
Other real estate owned	763	1,209	7,836	3,115	2,749
Insurance and assessment	1,225	1,336	1,596	1,825	1,812
Professional fees	908	824	677	739	877
Other general and administrative	2,160	2,611	2,027	2,165	1,959
Total noninterest expense	$15,476	$16,429	$22,712	$18,419	$18,126

The $2.7 million decrease in noninterest expense in the first quarter 2011 as compared to the same period in 2010 is primarily the result of a $2.0 million decrease in other real estate owned expense and a $0.6 million decrease in insurance and assessment expenses.

Amortization of intangible assets declined by $0.3 million in the current quarter as compared to the same period last year due to accelerated amortization of intangible assets associated with previous acquisitions.

The $2.0 million decrease in other real estate owned expense in the first quarter 2011 as compared to the same period in 2010 is mostly due to a decrease in write-downs on other real estate owned properties resulting from valuation adjustments and sales.

Insurance and assessments decreased by $0.6 million in the first quarter 2011 as compared to the same quarter in 2010. The decrease is attributable to an improvement in our risk category used to determine the FDIC insurance assessment and to a lesser extent, an overall decline in total deposits, which were used as the assessment base until April 1, 2011.  Effective April 1, 2011, the FDIC insurance assessment rules have changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  These new rules change the assessment base from total deposits to average total assets less tangible capital. The assessment rates were also lowered to account for the higher assessment base. The Company expects that these new rules will have a favorable impact on FDIC insurance assessments for the remainder of 2011.  Had these new rules been in effect for the first quarter 2011, our FDIC insurance premium would have been reduced by approximately $0.2 million.

On a linked quarter basis, the $1.0 million decrease in noninterest expense is due mostly to a $0.4 million decrease in expenses related to other real estate owned and a decrease of $0.5 million in other general and administrative expenses.  The decrease in other real estate owned expense is due mostly to a reduction in net write-downs on other real estate owned properties resulting from valuation adjustments and sales. The decrease in other general and administrative expenses is due mostly to a combination of various reductions across all items of miscellaneous expense including advertising, data processing, communication and loan collection expenses.

Income Taxes

The Company did not record any tax benefit or expense for the first three months of 2011 as compared to a tax benefit of 39.8% for the same period in 2010.  The primary difference between the expected benefit and the effective tax benefit for the first quarter 2010 was tax-exempt income.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  In 2010, based on various tax planning strategies, the Company recorded a partial valuation allowance for deferred tax assets in the amount of $8.5 million.  Based upon the updated quarterly analysis at March 31, 2011, this partial valuation allowance was reduced by approximately $0.1 million.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands)
Cash and cash equivalents	$184,777	$141,465	$109,770	$184,701	$222,723
Total investments	409,126	418,668	401,131	312,293	252,393
Total loans	1,126,083	1,204,580	1,289,492	1,374,208	1,435,071
Total assets	1,834,457	1,870,052	1,933,146	1,983,798	2,030,331
Earning assets	1,725,208	1,761,620	1,776,923	1,848,132	1,898,553
Deposits	1,438,320	1,462,351	1,512,479	1,544,271	1,602,884

At March 31, 2011, the Company had total assets of $1.8 billion, which represented a $35.6 million decline as compared to December 31, 2010 and a $195.9 million decrease as compared to March 31, 2010.  The decline in assets from December 31, 2010 is mostly due to a $78.5 million decline in loans, net of unearned discount, partially offset by a $43.3 million increase in cash and due from banks over the same time period.  This loan decline was due mostly to a $45.1 million decline in commercial loans and a $29.6 million decline in real estate loans.  The increase in cash and due from banks is due to proceeds from the reduction of loans being held to fund anticipated reductions in brokered time deposits, purchase additional investment securities and fund future loan growth.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands)
Real estate - Residential and Commercial	$659,018	$680,895	$740,106	$754,019	$748,135
Real estate - Construction	50,539	57,351	56,624	83,389	111,231
Equity lines of credit	49,399	50,289	51,903	51,221	53,014
Commercial	305,627	350,725	370,281	411,605	448,908
Agricultural	12,582	14,413	16,088	17,968	17,203
Consumer	26,942	28,582	30,303	31,936	34,986
Leases receivable and other	23,521	24,151	26,236	26,289	24,022
Total gross loans	1,127,628	1,206,406	1,291,541	1,376,427	1,437,499
Less: allowance for loan losses	(46,879)	(47,069)	(41,898)	(46,866)	(52,015)
Unearned discount	(1,545)	(1,826)	(2,049)	(2,219)	(2,428)
Loans, net of unearned discount	$1,079,204	$1,157,511	$1,247,594	$1,327,342	$1,383,056

Loans held for sale at lower of cost or market	$14,200	$14,200	$—	$1,150	$11,506

There were $759.0 million of real estate loans at March 31, 2011 compared to $788.5 million at December 31, 2010 and $912.4 million at March 31, 2010.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk as it is considered to be actively involved in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  For our Bank, the total reported loans for construction, land development and land represented 77% of capital at March 31 2011, as compared to 85% at December 31, 2010 and 105% at March 31, 2010.  For our Bank, the total reported commercial real estate loans represented 268% of capital at March 31, 2011, as compared to 300% at December 31, 2010, and 327% at March 31, 2010.   Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. The overall decline in loans in 2011 and 2010 is partially attributable to management’s efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate.   Further, management has worked to reduce the volume of lower yielding syndicated and participated loans.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado.  At March 31, 2011, the Company did not have any significant concentrations in any particular industry.

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

Table 9

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$62,650	$74,304	$65,921	$64,339	$70,500
Other impaired loans	1,506	3,317	4,420	1,065	558
Total nonperforming loans	$64,156	$77,621	$70,341	$65,404	$71,058
Other real estate owned and foreclosed assets	33,611	22,898	45,700	30,298	30,918
Total nonperforming assets	$97,767	$100,519	$116,041	$95,702	$101,976

Nonperforming loans	$64,156	$77,621	$70,341	$65,404	$71,058
Allocated allowance for loan losses	(12,136)	(6,659)	(3,539)	(3,716)	(10,802)
Net investment in impaired loans	$52,020	$70,962	$66,802	$61,688	$60,256

Accruing loans past due 90 days or more	$1,506	$3,317	$4,420	$1,065	$558

Loans past due 30-89 days	$14,593	$21,555	$21,876	$33,050	$21,956

Loans charged-off	$2,851	$14,635	$7,953	$13,918	$4,271
Recoveries	(661)	(306)	(485)	(369)	(295)
Net charge-offs	$2,190	$14,329	$7,468	$13,549	$3,976

Provision for loan losses	$2,000	$19,500	$2,500	$8,400	$4,000

Allowance for loan losses	$46,879	$47,069	$41,898	$46,866	$52,015

Allowance for loan losses to loans, net of unearned discount	4.16%	3.91%	3.25%	3.41%	3.62%
Allowance for loan losses to nonaccrual loans	74.83%	63.35%	63.56%	72.84%	73.78%
Allowance for loan losses to nonperforming assets	47.95%	46.83%	36.11%	48.97%	51.01%
Allowance for loan losses to nonperforming loans	73.07%	60.64%	59.56%	71.66%	73.20%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	8.43%	8.19%	8.69%	6.81%	6.96%
Annualized net charge-offs to average loans	0.75%	4.51%	2.19%	3.83%	1.08%
Nonaccrual loans to loans, net of unearned discount	5.56%	6.17%	5.11%	4.68%	4.91%
Loans 30-89 days past due to loans, net of unearned discount	1.30%	1.79%	1.70%	2.40%	1.53%

The $13.5 million decrease in nonperforming loans during the first quarter 2011 is mostly due to the result of the foreclosure on one loan relationships with an aggregate value of $11.9 million.

At March 31, 2011, residential construction, land and land development loans accounted for $6.7 million, or 10.5%, of all nonperforming loans.  At December 31, 2010, approximately $7.3 million, or 9.3%, of all nonperforming loans were residential construction, land and land development loans.  At March 31, 2011, approximately $32.3 million, or 50.3%, of all nonperforming loans outstanding were commercial real estate loans.

At December 31, 2010, approximately $42.8 million, or 55.2%, of all nonperforming loans were commercial real estate loans.

The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the Office of Thrift Supervision.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans.   During the first quarter 2011, the amount of accruing loans that the Company has internally considered to be adversely classified has declined to $43.1 million at March 31, 2011, as compared to $51.2 million at December 31, 2010 and $72.6 million at March 31, 2010.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by approximately 42% from March 31, 2010 to March 31, 2011.  Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the first quarter 2011 were $2.2 million as compared to $14.3 million in the fourth quarter 2010 and $4.0 million in the first quarter 2010.  Most of the charge-offs in the first quarter related to a single loan relationship.

Other real estate owned is $33.6 million at March 31, 2011, compared to $22.9 million at December 31, 2010 and $30.9 million at March 31, 2010.  The $10.7 million increase in other real estate owned at March 31, 2011 as compared to December 31, 2010 is primarily attributable to the addition of $11.9 million related to two similar properties from the same borrower that are expected to be sold during the next two quarters.

The balance of other real estate owned at March 31, 2011 is comprised of approximately 40 separate properties of which $10.1 million is land; $23.1 million is commercial real estate; and $0.4 million is residential real estate.  The balance at December 31, 2010 was comprised of approximately 35 separate properties of which $11.1 million was land; $11.4 million was commercial real estate, including multi-family units; and $0.4 million was residential real estate.

At March 31, 2011 and December 31, 2010, no additional funds are committed to be advanced in connection with impaired loans.

At March 31, 2011, there were five loans with a remaining interest reserve of approximately $1.2 million. At December 31, 2010, there were seven loans with a remaining interest reserve of approximately $1.1 million.

As of March 31, 2011, we had $23.8 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $4.3 million.  As of December 31, 2010, we had $23.6 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.3 million. The troubled debt restructurings are included in impaired loans above.  The Company has not committed additional funds to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 4.16% at March 31, 2011, as compared to 3.91% at December 31, 2010 and 3.62% at March 31, 2010.

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

The provision for loan losses recorded in the first quarter 2011 was required in order for the Company to maintain the allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of March 31, 2011.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $12.1 million, or 25.9%, of the $46.9 million allowance for loan losses at March 31, 2011, relates to loans with specific allowance allocations.  This compares to a specific reserve of $6.7 million, or 14.1%, of the total allowance for loan losses at December 31, 2010.  The increase in the percent of the portfolio with specific reserves is attributable to management updating its appraisals and broker opinions on certain nonperforming loans that it intends to dispose of in a more expeditious manner, as well as the addition of two new loan relationships to impaired status in the first quarter 2011 with approximately $1.5 million of specific reserve.

The general component of the allowance for loan losses as a percent of overall loans, net of unearned discount, was 3.09% at March 31, 2011, as compared to 3.36% at December 31, 2010.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 10

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$47,069	$51,991
Loan charge-offs:
Real estate - Residential and Commercial	2,583	578
Real estate - Construction	174	2,668
Commercial	25	878
Consumer	40	98
Lease receivable and other	29	49
Total loan charge-offs	2,851	4,271
Recoveries:
Real estate - Residential and Commercial	232	60
Real estate - Construction	383	64
Commercial	23	144
Consumer	16	22
Lease receivable and other	7	5
Total loan recoveries	661	295
Net loan charge-offs	2,190	3,976
Provision for loan losses	2,000	4,000
Balance, end of period	$46,879	$52,015

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

The carrying value of our portfolio of investment securities at March 31, 2011 and December 31, 2010 was as follows:

Table 11

	March 31,	December 31,	Increase	%
	2011	2010	(Decrease)	Change
	(In thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$21,695	$21,770	$(75)	(0.3)%
State and municipal	40,458	42,138	(1,680)	(4.0)%
Mortgage-backed securities — agency/residential	304,403	310,810	(6,407)	(2.1)%
Mortgage-backed securities — private/residential	3,528	3,606	(78)	(2.2)%
Marketable equity	1,519	1,519	—	—
Other securities	9,707	9,687	20	0.2%
Total securities available for sale	$381,310	$389,530	$(8,220)	(2.1)%

Securities held to maturity:
Mortgage-backed securities — agency/residential	$11,284	$11,927	$(643)	(5.4)%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At March 31, 2011, there were two private-label mortgage-backed securities with a carrying value of approximately $3.5 million.  Each of the private-label mortgage-backed securities is a senior tranche and was AAA rated as of March 31, 2011.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at March 31, 2011 was $381.3 million, compared to the December 31, 2010 carrying value of $389.5 million. Year-to-date purchase activity in our investment portfolio has been concentrated on the purchase of U.S. Government Agency Mortgage-Backed Securities backed by 15-year fixed rate or 5-year adjustable rate mortgages.  In addition, we have sold certain securities in order to reduce expected extension risk in the event that interest rates rise.

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

Two municipal bonds were priced using significant unobservable inputs.  The first revenue bond has a par value of $37.3 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks. At March 31, 2011, this hospital bond had an unrealized loss of approximately $3.0 million, all of which was determined to be related to temporary changes in interest rates.  The second revenue bond had a par value of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million recorded in 2010.  The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor.  During 2010, the bond defaulted for non-payment of monthly interest payments.  Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor who abandoned the project, it was determined that the $3.5 million other-than-temporary-impairment recorded in 2010 has not changed as of March 31, 2011.

At March 31, 2011, there were 22 individual securities in an unrealized loss position (excluding the bond with the previously recorded other-than-temporary-impairment).  Of the twenty-two securities in an unrealized loss position at March 31, 2011, two individual securities have been in a continuous unrealized loss position for 12 months or longer.  Management has evaluated these two securities in addition to the remaining 20 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.  At March 31, 2011, the Company did not intend to sell any of the 22 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At March 31, 2011 and December 31, 2010, we held $16.5 million and $17.2 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West.  These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 12

	At March 31, 2011		At December 31, 2010
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$419,335	29.17%	$374,500	25.60%
Interest bearing demand	184,305	12.81%	178,042	12.18%
Money market	357,922	24.88%	357,036	24.42%
Savings	84,501	5.87%	79,100	5.41%
Time	392,257	27.27%	473,673	32.39%

Total deposits	$1,438,320	100.00%	$1,462,351	100.00%

At the end of the first quarter 2011, deposits were $1.44 billion as compared to $1.46 billion at December 31, 2010, reflecting a decrease of $24.0 million.

Deposits, other than time deposits, increased by $57.4 million at March 31, 2011 as compared to December 31, 2010 and increased by $121.5 million as compared to March 31, 2010.  The increases in non-maturity deposits were primarily attributable to the continued success of our business and retail strategic deposit gathering campaign. We plan to continue this deposit campaign, which includes a variety of different advertising media, throughout 2011.

Noninterest bearing deposits as a percent of total deposits increased to approximately 29.2% at March 31, 2011, as compared to 25.6% at December 31, 2010.  Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits continue to decrease primarily as a result of management’s efforts to reduce the overall level of higher cost time deposits, including brokered and internet deposits. Total brokered deposits at March 31, 2011 were $133.3 million as compared to $179.9 million at December 31, 2010 and $267.5 million at March 31, 2010. In addition to this $134.2 million decline in brokered deposits over the past twelve months, we also experienced a $60.3 million decline in internet time deposits over the same time period. Throughout the remainder of 2011, the Company has approximately $98.2 million of brokered time deposits with a weighted average cost of 2.87% maturing that the Company does not expect to renew.  The remaining decline in time deposits is primarily related to the non-renewal of other higher cost certificates of deposits.  Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Borrowings and Subordinated Debentures

At March 31, 2011, our outstanding borrowings were $163,215,000 as compared to $163,239,000 at December 31, 2010.  These balances are solely related to term note borrowings at the Federal Home Loan Bank (“FHLB”). The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at March 31, 2011 and December 31, 2010 was $332.2 million and $368.4 million, respectively.

The borrowings at March 31, 2011 consisted of 15 separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 5 to 82 months.  The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at March 31, 2011. Approximately $140 million of the FHLB term advances at March 31, 2011 have Bermudan conversion options to a variable rate.  Five notes totaling $120 million have potential conversions in 2011 — a $30 million note with a rate of 2.95%, a $10 million note with a rate of 3.16%, a $20 million note with a rate of 2.52%, a $40 million note with a rate of 3.17% and a $20 million note with a rate of 3.25%.   The remaining convertible note of $20 million becomes convertible 1/23/2013 and bears an interest rate of 3.04%.   If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB.  If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. The notes can only be prepaid without penalty at or after conversion.  The FHLB did not elect to convert any of these advances to variable rate through April 22, 2011.  The Bank also had a line of credit with the FHLB at

March 31, 2011, but there was no balance outstanding on this line of credit as of that date.  The interest rate on the line of credit varies with the federal funds rate, and was 0.24% at March 31, 2011.

At March 31, 2011, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.88%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a penalty, quarterly.  The CenBank Trust II trust preferred issuance has a fixed rate of 10.2% and became callable semi-annually starting on February 22, 2011. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.  Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the first quarter 2011.  Such a deferral is not an event of default and the interest continues to accrue.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement. The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends.

The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting restricted core capital elements, including trust preferred securities and cumulative preferred stock. Under this modification, beginning March 31, 2011, the Company was required to use a more restrictive formula to determine the amount of restricted core capital elements that could be included in regulatory Tier 1 capital. The Company was allowed to include in Tier 1 capital an amount of restricted core capital elements equal to no more than 25% of the sum of all qualifying core capital elements, including qualifying restricted core capital elements.  For purposes of both Tier 1 capital and the 25% limitation, certain intangibles, including core deposit intangibles, net of any related deferred income tax liability are deducted.  The adoption of this modification did not have a material impact on the inclusion of our restricted core capital elements for purposes of Tier 1 capital.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes.  However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets.  As we have less than $15 billion in total assets and had issued all of our trust preferred securities prior to May 19, 2010, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  The Bank is required to maintain similar capital levels under capital adequacy guidelines.  At March 31, 2011, the Bank’s capital ratios are above the regulatory capital threshold of “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 13

	Ratio at March 31, 2011	Ratio at December 31, 2010	Ratio at March 31, 2010	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	15.82%	14.99%	14.28%	8.00%	N/A
Guaranty Bank and Trust Company	14.96%	14.07%	13.40%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	8.79%	8.57%	9.64%	4.00%	N/A
Guaranty Bank and Trust Company	13.68%	12.80%	12.12%	4.00%	6.00%
Leverage Ratio
Consolidated	6.29%	6.25%	7.94%	4.00%	N/A
Guaranty Bank and Trust Company	9.80%	9.33%	9.90%	4.00%	5.00%

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations. The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock. Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock. The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).  The Company has paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009.  The outstanding balance, net of stock issuance costs, of Series A Convertible Preferred Stock was $66,297,000 and $64,818,000 at March 31, 2011 and December 31, 2010, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $67,504,000 and $66,025,000 at March 31, 2011 and December 31, 2010, respectively.

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

Dividend Restrictions

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors.  The Company has not paid dividends since its inception.

Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 13 prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking (CDB). Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

Under the terms of our trust preferred financings, including our related subordinated debentures, which occurred on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) if we give notice of our election to begin an extension period whereby we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

Under the terms of the Series A Convertible Preferred Stock issuance in 2009 discussed in Note 15, we cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, or pay or make available monies for the redemption of, any common stock or other junior securities unless full dividends on all outstanding shares of the Series A Convertible Preferred Stock have been paid or declared and set aside for payment.

In addition, we are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. During 2011 and 2010, shareholders of the Series A Convertible Preferred Stock have received paid-in-kind dividends in the form of additional shares of Series A Preferred Stock at the prescribed dividend rate.   Any fractional shares have been paid in cash.  We expect to make these paid-in-kind dividends through August 15, 2011.  Under the terms of the Series A Convertible Preferred Stock designations, the Company may pay paid-in-kind dividends through August 15, 2011, and thereafter, any dividend must be in the form of cash.  We are currently restricted from making cash dividends on our Series A Convertible Preferred Stock under the terms of our Written Agreement without the prior approval of the Federal Reserve and for as long as we defer payments of interest with respect to our subordinated debentures and related trust preferred securities. If we cannot make such cash dividends prior to the expiration of a one-year cure period, the conversion price of $1.80 per share will adjust downward in $0.04 increments for each missed quarterly dividend down to a floor of $1.50 per share.

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

At the dates indicated, the following commitments were outstanding:

Table 14

	March 31, 2011	December 31, 2010
	(In thousands)
Commitments to extend credit:
Variable	$214,305	$214,442
Fixed	19,187	23,169
Total commitments to extend credit	$233,492	$237,611

Standby letters of credit	$13,020	$13,888

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets.  At March 31, 2011, the Company had $184.8 million of cash and cash equivalents, including $175.8 million of interest-bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $19.2 million of excess pledging related to customer accounts that require collateral at March 31, 2011 and $48.6 million of securities that are unavailable for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs. At March 31, 2011, the Bank had approximately $169.0 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $10.2 million of availability with the Federal Reserve discount window.

Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits.  Additionally, the Bank submitted a written plan to its regulators to improve the Bank’s liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits.  Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest-bearing deposits in banks and investment securities. Over the next three quarters, approximately $98.2 million of brokered deposits are expected to mature, although the Company may renew or rollover a portion of those brokered deposits.  As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

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

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, derivatives, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.  A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2010 Annual Report Form 10-K for the fiscal year ended December 31, 2010.  There have been no changes to the critical accounting policies listed in the Company’s 2010 Annual Report Form 10-K during 2011.

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

As of March 31, 2011, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $271,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at the termination value.

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

We monitor and evaluate our interest rate risk position on at least a quarterly basis using net interest income simulation analysis under 100, 200 and 300 basis point change scenarios (see below). Each of these analyses measures different interest rate risk factors inherent in the financial statements.

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income.  This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment.  Through these simulations, management estimates the impact on net interest income of a 100, 200 and 300 basis point upward or downward change of market interest rates over a one year period.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies.  Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes.  Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

The following table shows the net interest income increase or decrease over the next twelve months as of March 31, 2011 and 2010:

Table 15

MARKET RISK:

	Annualized Net Interest Income
	March 31, 2011	March 31, 2010
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$4,671	$7,412
200	2,206	4,074
100	730	1,355
Static	—	—
(100)	60	791
(200)	(2,669)	140
(300)	(3,009)	385

Overall, the Company believes it is asset sensitive.  At March 31, 2011, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment.  This is due to the amount of overnight funding and variable rate loans on the books.  Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate.  The most common minimum rate is between 5.0% and 5.5%.  As rates rise, the loan rate may continue to be at the minimum rate.  Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 200 basis point or 300 basis point falling rate environment.  This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at March 31, 2011, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment.   Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended and supplemented by the factors discussed below, which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                None.

(b)                               None.

(c)          The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter 2011.  These purchases relate to the net settlement by employees related to vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	294	1.41
March 1 to March 31	9,643	1.28
	9,937	$1.28

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  [Removed and Reserved.]

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1	Transition Retention Letter, dated February 28, 2011, between Daniel M. Quinn and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2011).

10.2	Retention Letter, dated February 28, 2011, between Paul W. Taylor and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 28, 2011).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2011	GUARANTY BANCORP

/s/ PAUL W. TAYLOR
Paul W. Taylor
Executive Vice President, Chief Financial and Operating Officer and Secretary