Form 10-Q
period 2011-06-30
Guaranty Bancorp
filed 2011-07-29
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, there were 53,232,485 shares of the registrant’s voting common stock outstanding, including 1,518,625 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan.

Explanatory Note

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share.   A further description of this transaction is included in this Quarterly Report on Form 10-Q in Note 17 of the Company’s Unaudited Consolidated Financial Statements and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet Analysis — Capital Resources.

Important Information for Investors and Stockholders

The transaction will be submitted to the Company’s stockholders for their consideration, and the Company will file with the SEC a proxy statement to be used to solicit stockholder approval of the proposed transaction, as well as other relevant documents concerning the Transaction.  THE COMPANY’S STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.  You will be able to obtain a free copy of the proxy statement, as well as other filings containing information about the Company, at the SEC’s Internet site (http://www.sec.gov).  Copies of the proxy statement and the SEC filings that will be incorporated by reference in the proxy statement will also be provided to the Company’s stockholders, without charge, by directing a request to: Guaranty Bancorp, 1331 17th St., Suite 345, Denver, CO 80202, Attention: Investor Relations, or by telephone at (303) 296-5563 or by email at investor.relations@gbnk.com.

Participants in the Solicitation

The Company and its directors, executive officers and other members of its management and employees may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in favor of the transaction.  Information concerning persons who may be deemed participants in the solicitation of the Company’s stockholders under the rules of the SEC will be set forth in the proxy statement when it is filed with the SEC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Cash and due from banks	$134,896	$141,465

Securities available for sale, at fair value	375,921	389,530
Securities held to maturity (fair value of $16,787 and $12,425 at June 30, 2011 and December 31, 2010)	16,277	11,927
Bank stocks, at cost	16,608	17,211
Total investments	408,806	418,668

Loans, net of unearned discount	1,091,132	1,204,580
Less allowance for loan losses	(38,855)	(47,069)
Net loans	1,052,277	1,157,511
Loans held for sale	14,200	14,200
Premises and equipment, net	56,118	57,399
Other real estate owned and foreclosed assets	28,362	22,898
Other intangible assets, net	11,998	14,054
Other assets	40,403	43,857
Total assets	$1,747,060	$1,870,052

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$419,731	$374,500
Interest-bearing demand	527,207	535,078
Savings	86,139	79,100
Time	313,106	473,673
Total deposits	1,346,183	1,462,351
Securities sold under agreements to repurchase and federal funds purchased	17,608	30,113
Borrowings	163,211	163,239
Subordinated debentures	41,239	41,239
Interest payable and other liabilities	13,085	12,827
Total liabilities	1,581,326	1,709,769
Stockholders’ equity:
Preferred stock—$0.001 par value; 9% non-cumulative; 73,280 shares authorized, 69,013 shares issued and outstanding at June 30, 2011; 73,280 shares authorized, 66,025 shares issued and outstanding at December 31, 2010; liquidation preference of $69,013 at June 30, 2011; liquidation preference of $66,025 at December 31, 2010.	67,806	64,818
Common stock—$0.001 par value; 150,000,000 shares authorized, 66,862,049 voting shares issued, 53,389,052 voting shares outstanding at June 30, 2011 (includes 1,518,625 shares of unvested restricted stock and 156,567 shares to be issued); 65,775,467 voting shares issued, 53,529,950 voting shares outstanding at December 31, 2010 (includes 1,768,186 shares of unvested restricted stock and 156,567 of shares to be issued).	67	66
Additional paid-in capital - common stock	619,788	619,443
Shares to be issued for deferred compensation obligations	237	237
Accumulated deficit	(420,643)	(419,562)
Accumulated other comprehensive income (loss)	1,038	(2,220)
Treasury stock, at cost, 10,922,581 and 10,880,073 shares, respectively	(102,559)	(102,499)
Total stockholders’ equity	165,734	160,283
Total liabilities and stockholders’ equity	$1,747,060	$1,870,052

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,999	$19,449	$30,533	$40,233
Investment securities:
Taxable	2,918	1,615	5,983	3,131
Tax-exempt	497	704	986	1,424
Dividends	163	182	329	367
Federal funds sold and other	86	103	175	219
Total interest income	18,663	22,053	38,006	45,374
Interest expense:
Deposits	1,886	3,994	4,515	8,707
Securities sold under agreement to repurchase and federal funds purchased	17	33	41	76
Borrowings	1,303	1,314	2,592	2,615
Subordinated debentures	710	579	1,401	1,211
Total interest expense	3,916	5,920	8,549	12,609
Net interest income	14,747	16,133	29,457	32,765
Provision for loan losses	1,000	8,400	3,000	12,400
Net interest income, after provision for loan losses	13,747	7,733	26,457	20,365
Noninterest income:
Customer service and other fees	2,386	2,254	4,700	4,468
Gain (loss) on sale of securities	(312)	1	402	15
Gain on sale of loans	—	1,196	—	1,196
Other	262	274	514	468
Total noninterest income	2,336	3,725	5,616	6,147
Noninterest expense:
Salaries and employee benefits	6,320	6,472	12,935	13,035
Occupancy expense	1,792	1,836	3,675	3,726
Furniture and equipment	913	967	1,807	1,943
Amortization of intangible assets	1,028	1,300	2,056	2,600
Other real estate owned, net	466	3,115	1,229	5,864
Insurance and assessments	966	1,825	2,191	3,637
Professional fees	914	739	1,822	1,616
Other general and administrative	2,275	2,165	4,435	4,124
Total noninterest expense	14,674	18,419	30,150	36,545
Income (loss) before income taxes	1,409	(6,961)	1,923	(10,033)
Income tax benefit	—	(2,607)	—	(3,834)
Net income (loss)	1,409	(4,354)	1,923	(6,199)
Preferred stock dividends	(1,518)	(1,390)	(3,004)	(2,750)
Loss applicable to common stockholders	$(109)	$(5,744)	$(1,081)	$(8,949)

Loss per common share—basic:	$0.00	$(0.11)	$(0.02)	$(0.17)
Loss per common share—diluted:	0.00	(0.11)	(0.02)	(0.17)

Weighted average common shares outstanding-basic	51,919,637	51,660,603	51,809,240	51,633,972
Weighted average common shares outstanding-diluted	51,919,637	51,660,603	51,809,240	51,633,972

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,199)	—	(6,199)
Other comprehensive loss	—	—	—	—	—	—	—	1,987	1,987
Total comprehensive loss									(4,212)
Stock compensation awards, net of forfeitures	—	—	(42,566)	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	588	—	—	—	—	588
Repurchase of common stock	—	—	(23,098)	—	—	(31)	—	—	(31)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Preferred share dividends	2,734	2,734	—	—	—	—	(2,750)	—	(16)
Balance, June 30, 2010	63,168	$61,961	52,913,800	$618,996	$237	$(102,485)	$(391,548)	$1,844	$189,005

Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Comprehensive income:
Net Income	—	—	—	—	—	—	1,923	—	1,923
Other comprehensive income	—	—	—	—	—	—	—	3,258	3,258
Total comprehensive income									5,181
Stock compensation awards, net of forfeitures	—	—	(98,390)	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	346	—	—	—	—	346
Repurchase of common stock	—	—	(42,508)	—	—	(60)	—	—	(60)
Preferred share dividends	2,988	2,988	—	—	—	—	(3,004)	—	(16)
Balance, June 30, 2011	69,013	$67,806	53,389,052	$619,855	$237	$(102,559)	$(420,643)	$1,038	$165,734

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,923	$(6,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,511	4,260
Provision for loan losses	3,000	12,400
Stock compensation, net	346	588
Gain on sale of securities	(402)	(15)
Gain on sale of loans	—	(1,196)
Loss, net and valuation adjustments on real estate owned	824	5,044
Other	(705)	(58)
Net change in:
Other assets	1,456	(3,112)
Interest payable and other liabilities	(11)	14,701
Net cash provided by operating activities	9,942	26,413
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	132,437	30,819
Purchases	(112,874)	(87,974)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	1,560	2,636
Purchases	(5,180)	(6,485)
Loan originations and principal collections, net	86,263	107,989
Proceeds from sale of loans held for sale	2,512	17,263
Proceeds from sales of other real estate owned and foreclosed assets	7,722	14,646
Additions to premises and equipment	(174)	(192)
Net cash provided by investing activities	112,266	78,702
Cash flows from financing activities:
Net decrease in deposits	(116,168)	(149,019)
Repayment of long-term debt	(28)	(88)
Net change in federal funds purchased and repurchase agreements	(12,505)	(5,743)
Repurchase of common stock	(60)	(31)
Cash dividends on preferred stock	(16)	(16)
Net cash used by financing activities	(128,777)	(154,897)
Net change in cash and cash equivalents	(6,569)	(49,782)
Cash and cash equivalents, beginning of period	141,465	234,483
Cash and cash equivalents, end of period	$134,896	$184,701

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)              Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2011, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.   Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010 for information on other subsidiaries of the Company.

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

(a)                 Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.   All such adjustments are of a normal and recurring nature.  We have evaluated all subsequent events through the date the financial statements were issued.

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

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented.  Actual results could differ significantly from those estimates.   Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets, stock compensation expense and valuation of other real estate owned.  Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed.  The result of the analysis could result in adjustments to the estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(c)                  Loans, loan commitments and related financial instruments

The Company extends real estate, commercial, agricultural and consumer loans to customers.  A substantial portion of the loan portfolio consists of real estate and commercial loans throughout the Front Range of Colorado.  The ability of the Company’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

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

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses.  A class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

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

Loans deemed to be uncollectible are charged off and deducted from the allowance.  Our loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan by loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on real estate-dependent loans.  Charge-offs on smaller balance homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due.  The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors.  The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years.  In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate, Commercial & Industrial and Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery.  The actual loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment.  These other factors include consideration of the following: the overall level of concentrations and trends of substandard and watch loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors and management’s evaluation of the impact of local and national economic conditions on each of our loan types.

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

(g)                Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of June 30, 2011, the Company has only granted stock awards.  The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices).  Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for subsequent changes in estimates and actual forfeitures.  The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2013.  As of June 30, 2011, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while others were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions.  Should these expectations change, additional expense could be recorded or reversed in future periods.

(h)                Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) that previously allowed directors and certain key employees to voluntarily defer compensation prior to December 31, 2009. Due primarily to a low participation rate and the overall administration costs, the Company has not granted eligible or existing participants the ability to defer any additional compensation since January 1, 2010.  Compensation expense was recorded for the deferred compensation and a related liability was recognized.  Participants with deferred balances elect designated investment options for the notional investment of their deferred compensation.  The recorded obligations are adjusted for deemed income or loss related to the investments selected.  Participants in the Plan were given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock.  The Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock.  The deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes. At both June 30, 2011 and December 31, 2010, there were 156,567 shares to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company.  Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock.  In December 2010, the Board approved the termination of the Company’s Plan and it is expected that all remaining employee balances in the plan will be distributed in December 2011.

(i)                   Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.  At June 30, 2011 and December 31, 2010, the Company had a net deferred tax asset of $12,441,000 and $14,340,000, respectively. . At the end of the second quarter 2011, after consideration of various tax planning strategies, the Company determined that the valuation allowance for deferred tax assets should be adjusted from $8,425,000 to $8,075,000.

At June 30, 2011 and December 31, 2010, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2007 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 and 2006.  At June 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2011 and December 31, 2010, the Company did not have any amounts accrued for interest and/or penalties.

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

(k)                     Earnings (Loss) per Common Share

Basic loss per common share represents the loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period.  When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share.  The Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per common share calculation.  Dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service condition for the three and six months ended June 30, 2011 and 2010.  The loss per common share has been computed based on the following:

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average common shares outstanding	51,919,637	51,660,603	51,809,240	51,633,972
Effect of dilutive preferred stock(1)	—	—	—	—
Effect of dilutive unvested stock grants(2)	—	—	—	—
Average shares outstanding for calculated diluted earnings per common share	51,919,637	51,660,603	51,809,240	51,633,972

(1)  The Company had 69,013 shares outstanding of convertible preferred stock at June 30, 2011 and 63,168 shares outstanding of convertible preferred stock at June 30, 2010.  These shares were convertible into 38,340,556 and 35,093,333 shares of common stock of the Company at June 30, 2011 and June 30, 2010, respectively, based on a conversion price of $1.80.  The impact of the future conversion of these shares is anti-dilutive for the three and six months ending June 30, 2011 and 2010 due to the net loss attributable to common shareholders for those periods.

(2) The impact of unvested stock grants of 1,518,625 and 1,221,835 at June 30, 2011 and 2010, respectively, were anti-dilutive due to the net loss attributable to common shareholders for those periods.

(l)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.   Where necessary, we have added the required disclosures to our financial statement footnotes.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to the impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging  information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 in order to correspond to the expected clarification guidance to be issued with respect to troubled-debt restructurings.  This expected clarification guidance was issued in April 2010, thus, the additional disclosures surrounding troubled-debt restructurings will be required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Newly Issued But Not Yet Effective Accounting Standards:

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.   Also of note is that the update deferred the additional required disclosures surrounding troubled debt restructurings to interim and annual periods beginning after June 15, 2011.  The additional troubled debt restructuring disclosures which will be required in the third quarter 2011 include the amount and type of troubled debt restructurings which occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In May 2011, the FASB issued an accounting standards update to improve the comparability between US GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements.  Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs;  (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and  (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity.  The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011.   The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of US GAAP with IFRS.  The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders’ Equity.   The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements.   The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011.   The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

(m)                  Reclassifications

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	June 30, 2011
Securities available for sale:
State and municipal	$42,577	$202	$(813)	$43,188
Mortgage-backed - agency / residential	321,824	3,994	(1,500)	319,330
Mortgage-backed - private / residential	851	—	—	851
Marketable equity	1,519	—	—	1,519
Other securities	9,150	—	(208)	9,358
Total securities available for sale	$375,921	$4,196	$(2,521)	$374,246

	December 31, 2010
Securities available for sale:
U.S. government agencies and government-sponsored entities	$21,770	$20	$—	$21,750
State and municipal	42,138	271	(3,544)	45,411
Mortgage-backed - agency / residential	310,810	3,053	(3,268)	311,025
Mortgage-backed - private / residential	3,606	16	(27)	3,617
Marketable equity	1,519	—	—	1,519
Other securities	9,687	17	(119)	9,789
Total securities available for sale	$389,530	$3,377	$(6,958)	$393,111

The carrying amount, unrecognized gains and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
June 30, 2011:
Mortgage-backed securities — agency/residential	$16,277	$568	$(58)	$16,787

December 31, 2010:
Mortgage-backed securities — agency/residential	$11,927	$498	$—	$12,425

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at June 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$1,514	$1,515
Due after one year through five years	1,916	1,982
Due after five years through ten years	2,457	2,592
Due after ten years	46,659	45,638
Total AFS, excluding MBS, marketable equity and other securities	52,546	51,727
Mortgage-backed securities, marketable equity and other securities	321,700	324,194
Total securities available for sale	$374,246	$375,921

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$16,277	$16,787

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$36,487	$(813)	$36,487	$(813)
Mortgage-backed securities — agency/residential	116,305	(1,500)	—	—	116,305	(1,500)
Other	9,150	(208)	—	—	9,150	(208)

Held to maturity:
Mortgage-backed securities — agency/residential	5,121	(58)	—	—	5,121	(58)
Total temporarily impaired	$130,576	$(1,766)	$36,487	$(813)	$167,063	$(2,579)

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$33,756	$(3,544)	$33,756	$(3,544)
Mortgage-backed securities — agency/residential	205,241	(3,268)	—	—	205,241	(3,268)
Mortgage-backed securities — private/residential	—	—	952	(27)	952	(27)
Other	4,544	(119)	—	—	4,544	(119)
Total temporarily impaired	$209,785	$(3,387)	$34,708	$(3,571)	$244,493	$(6,958)

In determining whether or not there is an other-than-temporary-impairment (OTTI) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

During the fourth quarter 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4.6 million in the amount of $3.5 million. The OTTI was related to a local non-rated municipal bond where the underlying affordable housing project was abandoned by the bond’s sponsor.  In determining the amount of the OTTI, the Company considered the value of the underlying property collateralizing the bond in addition to amounts that the Company felt were recoverable from the project sponsor’s guarantee.  The entire OTTI of $3.5 million was recognized in the Company’s 2010 earnings as we believed that it was unlikely that we would recover our original investment in the bond based on our evaluation of amounts recoverable from the property and discussions with the project’s sponsor.  No changes to the OTTI were taken in the first or second quarter 2011 based on management’s updated assessment of this bond as of June 30, 2011.

The following table presents a rollforward of OTTI included in earnings (In thousands):

Accumulated credit losses as of December 31, 2010	$3,500
Changes to credit losses recognized on securities identified as other-then-temporarily-impaired	—
Ending accumulated credit losses as of June 30, 2011	$3,500

At June 30, 2011, there were 12 individual securities in an unrealized loss position.  Of the 12 securities in an unrealized loss position at June 30, 2011, one individual security has been in a continuous unrealized loss position for 12 months or longer.  Management has evaluated this security in addition to the remaining 11 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.  At June 30, 2011, the Company did not intend to sell any of the 12 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.  The 12 securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value did not change during the first or second quarter of 2011.

All of the Bank’s agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for one private-label mortgage-backed security with a total fair value of $0.9 million. This private-label security is a senior tranche that is rated AAA at June 30, 2011.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  This annual review process for non-rated securities considers a review of the issuers’ current financial statements, including the related cash flows and interest payments.

At June 30, 2011, there was a security of a single issuer with a book value of $37,300,000, or approximately 22.5% of stockholders’ equity.  This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint.  This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031.  At June 30, 2011, the bond had an unrealized loss of approximately $0.8 million, or 2.2% of book value.  In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2010, the Company reviews the financial statements of the hospital quarterly.  To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  Accordingly, we did not recognize any additional OTTI on the securities in our investment portfolio in 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Loans on real estate:
Residential and commercial	$675,283	$680,895
Construction	45,421	57,351
Equity lines of credit	48,129	50,289
Commercial loans	258,990	350,725
Agricultural loans	14,193	14,413
Lease financing	3,143	3,143
Installment loans to individuals	25,912	28,582
Overdrafts	869	565
SBA and other	20,736	20,443
	1,092,676	1,206,406
Less:
Allowance for loan losses	(38,855)	(47,069)
Unearned discount	(1,544)	(1,826)
Net Loans	$1,052,277	$1,157,511

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$46,879	$52,015	$47,069	$51,991
Provision for loan losses	1,000	8,400	3,000	12,400
Loans charged-off	(9,997)	(13,918)	(12,847)	(18,189)
Recoveries on loans previously charged-off	973	369	1,633	664
Balance, end of period	$38,855	$46,866	$38,855	$46,866

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

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-offs	(11,946)	(72)	(829)	(12,847)
Recoveries	1,519	29	85	1,633
Provision	3,292	3	(295)	3,000
Balance as of June 30, 2011	$32,339	$212	$6,304	$38,855

Balances at June 30, 2011:

Allowance for Loan Losses
Individually evaluated	$3,224	$—	$953	$4,177
Collectively evaluated	29,115	212	5,351	34,678
Total	$32,339	$212	$6,304	$38,855

Loans
Individually evaluated	$40,179	$20	$3,618	$43,817
Collectively evaluated	846,637	5,349	195,329	1,047,315
Total	$886,816	$5,369	$198,947	$1,091,132

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated	$5,826	$1	$832	$6,659
Collectively evaluated	33,648	251	6,511	40,410
Total	$39,474	$252	$7,343	$47,069

Loans
Individually evaluated	$66,942	$49	$10,630	$77,621
Collectively evaluated	888,303	6,288	232,368	1,126,959
Total	$955,245	$6,337	$242,998	$1,204,580

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	June 30, 2011	December 31, 2010
	(In thousands)
Impaired loans with a valuation allowance	$14,768	$23,235
Impaired loans without a valuation allowance	29,049	54,386
Total impaired loans	$43,817	$77,621

Valuation allowance related to impaired loans	$4,177	$6,659

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated.

June 30, 2011	Recorded Investment(1)	Unpaid Balance(2)	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD(3)
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$24,117	$36,171	$—	$23,972	$—
Construction Loans	418	2,502	—	279	—
Commercial Loans	1,983	2,108	—	8,620	—
Consumer Loans	1,820	2,169	—	2,011	—
Other	711	929	—	1,244	—
Total	$29,049	$43,879	$—	$36,126	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$9,951	$10,689	$2,666	$21,102	$—
Construction Loans	—	—	—	—	—
Commercial Loans	3,183	3,351	1,081	3,695	—
Consumer Loans	334	334	136	112	—
Other	1,300	1,373	294	830	—
Total	$14,768	$15,747	$4,177	$25,739	$—

Total Impaired Loans
Commercial and Residential Real Estate	$34,068	$46,860	$2,666	$45,074	$—
Construction Loans	418	2,502	—	279	—
Commercial Loans	5,166	5,459	1,081	12,315	—
Consumer Loans	2,154	2,503	136	2,123	—
Other	2,011	2,302	294	2,074	—
Total impaired loans	$43,817	$59,626	$4,177	$61,865	$—

December 31, 2010	Recorded Investment(1)	Unpaid Balance(2)	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD(3)
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$33,498	$42,132	$—	$26,865	$—
Construction Loans	—	2,084	—	5,593	—
Commercial Loans	16,639	18,811	—	10,823	—
Consumer Loans	2,082	2,620	—	1,313	—
Other	2,167	2,420	—	1,906	—
Total	$54,386	$68,067	$—	$46,500	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$20,482	$21,316	$5,723	$18,596	$—
Construction Loans	—	—	—	758	—
Commercial Loans	2,753	2,803	935	2,734	—
Consumer Loans	—	1	1	15	—
Other	—	—	—	33	—
Total	$23,235	$24,120	$6,659	$22,136	$—

Total Impaired Loans
Commercial and Residential Real Estate	$53,980	$63,448	$5,723	$45,461	$—
Construction Loans	—	2,084	—	6,351	—
Commercial Loans	19,392	21,614	935	13,557	—
Consumer Loans	2,082	2,621	1	1,328	—
Other	2,167	2,420	—	1,939	—
Total impaired loans	$77,621	$92,187	$6,659	$68,636	$—

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(1)The recorded investment represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.   As nearly all of our impaired loans at June 30, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

(2)The unpaid balance represents the recorded balance prior to any partial charge-offs.

(3)Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

The following table is a summary of nonaccrual loans and loans past due 90 days still on accrual status:

	June 30, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans	$42,142	$74,304
Loans past due over 90 days still on accrual	$1,675	$3,317

The book balance of troubled debt restructurings at June 30, 2011 and December 31, 2010 was $13.3 million and $23.6 million, respectively.  Approximately $0.4 million and $1.3 million in specific reserves have been established with respect to these loans as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Average of individually impaired loans during period	$53,988	$68,231	$61,865	$65,390
Interest income recognized during impairment	$—	$—	$—	$—
Cash-basis interest income recognized	$—	$—	$—	$—

The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $1,812,000 for the six months ending June 30, 2011 and $2,597,000 for the six months ending June 30, 2010.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes our past due loans by class as of the dates indicated:

June 30, 2011	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$1,624	$1,573	$32,495	$35,692	$674,329
Construction Loans	—	—	418	418	45,357
Commercial Loans	1,064	102	5,064	6,230	258,624
Consumer Loans	978	—	2,154	3,132	74,805
Other	1,084	—	2,011	3,095	38,017
Total	$4,750	$1,675	$42,142	$48,567	$1,091,132

December 31, 2010	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$13,273	$2,124	$51,857	$67,254	$679,864
Construction Loans	—	—	—	—	57,265
Commercial Loans	6,349	953	18,438	25,740	350,194
Consumer Loans	605	240	1,842	2,687	79,316
Other	1,328	—	2,167	3,495	37,941
Total	$21,555	$3,317	$74,304	$99,176	$1,204,580

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table provides detail for the risk category of loans by class of loans based on the most recent analysis performed as of the dates indicated:

June 30, 2011	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$613,662	$45,003	$242,262	$71,036	$34,358	$1,006,321
Special Mention	1,910	—	1,670	99	1,057	4,736
Substandard	59,711	418	15,058	3,775	2,657	81,619
Doubtful	—	—	—	—	—	—
Subtotal	675,283	45,421	258,990	74,910	38,072	1,092,676
Less: Unearned Discount	(954)	(64)	(366)	(106)	(54)	(1,544)
Loans, net of unearned discount	$674,329	$45,357	$258,624	$74,804	$38,018	$1,091,132

December 31, 2010	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$589,301	$57,351	$290,573	$75,999	$33,896	$1,047,120
Special Mention	7,589	—	22,295	1	594	30,479
Substandard	84,006	—	37,858	3,435	3,508	128,807
Doubtful	—	—	—	—	—	—
Subtotal	680,896	57,351	350,726	79,435	37,998	1,206,406
Less: Unearned Discount	(1,032)	(86)	(532)	(119)	(57)	(1,826)
Loans, net of unearned discount	$679,864	$57,265	$350,194	$79,316	$37,941	$1,204,580

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(4)      Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for June 30, 2011 and June 30, 2010 were as follows (in thousands):

Balance as of December 31, 2009	$37,192
Additions to OREO	12,796
Sales Proceeds	(14,646)
Losses and write-downs, net of gains	(5,044)
Balance as of June 30, 2010	$30,298
Balance as of December 31, 2010	$22,898
Additions to OREO	14,010
Sales Proceeds	(7,722)
Losses and write-downs, net of gains	(824)
Balance as of June 30, 2011	$28,362

Expenses related to foreclosed assets include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Write-downs, net of gains on sales	$278	$2,413	$824	$5,044
Operating expenses, net of rental income	188	702	405	820
Total expenses related to foreclosed assets	$466	$3,115	$1,229	$5,864

(5)       Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.  As of June 30, 2011 and December 31, 2010, the Company’s only intangible asset was its Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful life	2011	2010
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(50,977)	(48,921)
Other intangible assets, net		$11,998	$14,054

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Amortization expense	$1,028	$1,300	$2,056	$2,600

(6)                  Borrowings

At June 30, 2011, our outstanding borrowings were $163,211,000 as compared to $163,239,000 at December 31, 2010. These borrowings at June 30, 2011 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB. However, as of June 30, 2011 and December 31, 2010, there was no balance outstanding on this line of credit.

The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $335,407,000 at June 30, 2011 and $368,361,000 at December 31, 2010, which encompasses certain loans and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

securities as collateral for these borrowings.  The maximum credit allowance for future borrowings, including term notes and the line of credit, was $172,195,000 at June 30, 2011 and $205,122,000 at December 31, 2010.

The interest rate on the line of credit varies with the federal funds rate, and was 0.20% at June 30, 2011.  The term notes have fixed interest rates that range from 2.52% to 6.22%, with a weighted average rate of 3.17%.

(7)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.87% as of both June 30, 2011 and December 31, 2010.  The subordinated debentures were issued in four separate series.  Each issuance has a maturity of thirty years from its date of issue.  The subordinated debentures were issued to trusts established by the Company (“Trusts”), which in turn issued $40 million of trust preferred securities.  Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trusts, the debentures or the preferred securities.  As of June 30, 2011, the Company was in compliance with all financial covenants of these subordinated debentures.

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

Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts, along with the $67.8 million of 9% Series A Convertible Preferred Stock, qualify as Tier 1 capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.  At June 30, 2011, approximately $29.8 million of the combined $107.8 million of the Trusts’ securities and preferred stock outstanding qualified as Tier 1 capital. The remaining $78.0 million is treated as Tier 2 capital.

The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting  restricted core capital elements, including trust preferred securities and cumulative preferred stock. Under this modification, beginning March 31, 2011, the Company was required to use a more restrictive formula to determine the amount of restricted core capital elements that could be included in regulatory Tier 1 capital.  Under the current regulations, the Company is allowed to include in Tier 1 capital an amount of restricted core capital elements equal to no more than 25% of the sum of all qualifying core capital elements, including qualifying restricted core capital elements.  For purposes of both Tier 1 capital and the 25% limitation,  certain intangibles, including core deposit intangibles, net of any related deferred income tax liability are deducted.  The adoption of this modification did not have a material impact on the inclusion of our restricted core capital elements for purposes of Tier 1 capital.

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

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2011 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Next Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2011	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	8/22/2011	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2011	Variable	LIBOR + 2.65%	2.93%	7/15/2011
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2011	Variable	LIBOR + 3.10%	3.38%	7/7/2011

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2011	December 31, 2010
	(In thousands)
Commitments to extend credit:
Variable	$233,956	$214,442
Fixed	32,041	23,169
Total commitments to extend credit	$265,997	$237,611

Standby letters of credit	$12,932	$13,888

At June 30, 2011, the rates on the fixed rate commitments to extend credit ranged from 2.09 to 8.25%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at June 30, 2011
State and municipal	$—	$5,075	$37,502	$42,577
Mortgage-backed securities – agency/residential	—	321,824	—	321,824
Mortgage-backed securities – private/residential	—	851	—	851
Marketable equity	—	1,519	—	1,519
Other securities	—	9,150	—	9,150
Derivative assets	—	—	282	282
Derivative liabilities	—	—	(276)	(276)

Assets/Liabilities at December 31, 2010
U.S. government agencies and government-sponsored entities	$—	$21,770	$—	$21,770
State and municipal	—	7,368	34,770	42,138
Mortgage-backed securities – agency/residential	—	310,810	—	310,810
Mortgage-backed securities – private/residential	—	3,606	—	3,606
Marketable equity	—	1,519	—	1,519
Other securities	—	9,687	—	9,687
Derivative assets	—	—	373	373
Derivative liabilities	—	—	(352)	(352)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2011.

See Note 11, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of June 30, 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2011		Six Months Ended June 30, 2011
	Net Derivative Assets and Liabilities	State and Municipal Securities	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Beginning Balance	$14	$35,353	$21	$34,770
Total unrealized gains (losses) included in:
Net loss	(8)	—	(15)	—
Other comprehensive income	—	2,149	—	2,732
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and (out) of level three	—	—	—	—
Balance June 30, 2011	$6	$37,502	$6	$37,502

For the three and six months ended June 30, 2011, the entire amount of other comprehensive income (loss) for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains (losses).

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2011
Impaired loans:
Commercial and Residential Real Estate	$—	$—	$12,451	$12,451
Construction	—	—	—	—
Commercial	—	—	2,102	2,102
Consumer	—	—	882	882
Other	—	—	1,324	1,324
Total impaired loans	$—	$—	$16,759	$16,759
Loans held for sale	$—	$—	$14,200	$14,200

Assets at December 31, 2010
Impaired loans	$—	$—	$28,749	$28,749
Loans held for sale	$—	$—	$14,200	$14,200

Total impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $39,640,000 at June 30, 2011 (after netting a $4,177,000 specific valuation allowance included in the allowance for loan losses) of which $16,759,000 was carried at fair value (after netting a $4,177,000 specific valuation allowance included in the allowance for loan losses) and $22,881,000 was carried at cost.   The $16,759,000 of impaired loans carried at fair value were carried at fair value as a result of either a partial charge-off or the aforementioned specific valuation allowance.   There have been $15,809,000 of cumulative partial charge-offs through June 30, 2011 on these impaired loans carried at fair value.  The impaired loans carried at cost at June 30, 2011 were carried at cost as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2011 on impaired loans carried at

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

fair value at June 30, 2011 resulted in an additional specific provision for loan losses of $1,066,000 during the second quarter 2011 and $8,733,000 for the six months ended June 30, 2011.  This specific provision was partially offset by a $5,733,000 reduction to the general component of the allowance for loan losses.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $14,200,000 as of June 30, 2011 and December 31, 2010.   As of June 30, 2011 and December 31, 2010, a single commercial real estate loan consisting of an outstanding balance of $24,351,000, less charge-offs, represented the balance in Loans held for sale.

At December 31, 2010, impaired loans had a carrying amount of $70,962,000 (after netting the $6,659,000 specific valuation allowance) of which $28,749,000 was carried at fair value (after netting the aforementioned $6,659,000 specific valuation allowance) and $42,213,000 were carried at cost.  The $28,749,000 of impaired loans carried at fair value were carried at fair value as a result of either a partial charge-off or the aforementioned specific valuation allowance.  There were $14,566,000 of cumulative partial charge-offs at December 31, 2010.  The impaired loans carried at cost at December 31, 2010, were carried at cost as the fair value of the collateral on these loans exceeded the book value for each individual credit.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2011
Other real estate owned and foreclosed assets	$—	$—	$28,362	$28,362

Assets at December 31, 2010
Other real estate owned and foreclosed assets	$—	$—	$22,898	$22,898

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

Other real estate owned had a carrying amount of $28,362,000 at June 30, 2011, which is made up of an outstanding balance of $42,228,000, with a valuation allowance of $13,866,000.  OREO, write-downs and sales in 2011 resulted in the valuation allowance increasing by $1,539,000 in the second quarter 2011.

Other real estate owned had a carrying amount of $22,898,000 at December 31, 2010, which was made up of an outstanding balance of $34,538,000, with a valuation allowance of $11,640,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$134,896	$134,896	$141,465	$141,465
Securities available for sale	375,921	375,921	389,530	389,530
Securities held to maturity	16,277	16,787	11,927	12,425
Bank stocks	16,608	n/a	17,211	n/a
Loans, net	1,052,277	1,074,542	1,157,511	1,181,003
Loans held for sale	14,200	14,200	14,200	14,200
Accrued interest receivable	4,883	4,883	5,910	5,910
Interest rate swaps, net	6	6	21	21

Financial liabilities:
Deposits	1,346,183	1,346,545	1,462,351	1,464,117
Securities sold under agreements to repurchase and federal funds purchased	17,608	17,608	30,113	30,113
Subordinated debentures	41,239	33,698	41,239	33,744
Long-term borrowings	163,211	173,615	163,239	173,213
Accrued interest payable	6,603	6,603	5,419	5,419

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2011 and December 31, 2010, there were 1,518,625 and 1,768,186 shares of unvested stock granted (net of forfeitures), with 6,039,418 and 5,941,028 shares available for grant under the Incentive Plan, respectively. Of the 1,518,625 shares unearned at June 30, 2011, approximately 921,000 shares are expected to vest.

Of the 689,773 shares of restricted stock outstanding with a performance condition, we expect that 175,607 shares will vest and that the remaining shares will expire unvested.   The performance shares that are expected to vest relate to a portion of the shares granted to Paul Taylor, our current Chief Executive Officer, in August 2010, February 2011 and May 2011.  A portion of the shares expected to vest have a time vesting schedule contingent upon the termination of our Written Agreement dated January 22, 2010. The remaining performance shares are contingent upon the meeting of certain return on asset and net income performance measures, as well as the termination of our Written Agreement.  The specific number of these performance-based shares expected to vest that are subject to return on asset and net income performance measures is determined by where the metric’s actual performance falls within a 90% (“threshold level”) to 110% (“maximum level”) range of the performance target (“target level”).  The number of vested shares would be determined on a continuous scale by interpolation, with 25% of the targeted shares vesting at the threshold level, 100% of the shares vesting at the target level and 200% of the targeted shares vesting at the maximum level.  Management expects that the targeted performance goals will be met, which is the level currently being expensed over the vesting period.   Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2010	1,768,186	$4.68
Awarded	1,086,582	1.31
Forfeited	(1,184,972)	3.70
Vested	(151,171)	1.42
Unearned at June 30, 2011	1,518,625	$3.15

The Company recognized $346,000 and $588,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2011 and June 30, 2010, respectively.  The total income tax effect recognized on the consolidated balance sheets for share-based compensation arrangements was a $127,000 write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting.  There was no direct income statement effect for the six months ended June 30, 2011 for taxes related to share-based compensation due to the deferred tax valuation allowance.   The total income tax effect recognized on the consolidated statements of condition for share-based compensation arrangements was a $115,000 expense for the six months ended June 30, 2010.  At June 30, 2011, compensation cost of $957,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.7 years.  The fair value of awards that vested in the six months ended June 30, 2011 was approximately $214,000.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2011.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of June 30, 2011:
Derivatives not designated as hedging instruments
Interest rate products	$282	$276
Total derivatives not designated as hedging instruments	$282	$276

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

As of June 30, 2011, the Company had two interest rate swaps with customers with a total notional amount of $21,975,000, and two offsetting interest rate swaps with a total notional amount of $21,975,000, for an aggregate notional amount of $43,950,000 related to this program.  As of December 31, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,136,000, and two offsetting interest rate swaps with a total notional amount of $23,136,000, for an aggregate notional amount of $46,271,000 related to this program.

Effect of Derivative Instruments on the Consolidated Income Statement

Derivatives Not
Designated as	Location of Gain or	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging	(Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Income on Derivative	2011	2010	2011	2010
		(In thousands)
Interest rate products	Other noninterest income	$(8)	$(1)	$(15)	$(19)
Total		$(8)	$(1)	$(15)	$(19)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(12)    Capital Ratios

The Company’s capital ratios are above the regulatory capital threshold of “well-capitalized” at June 30, 2011 and December 31, 2010 as follows:

	Ratio at June 30, 2011	Ratio at December 31, 2010	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.22%	14.99%	8.00%	N/A
Guaranty Bank and Trust Company	15.39%	14.07%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.00%	8.57%	4.00%	N/A
Guaranty Bank and Trust Company	14.12%	12.80%	4.00%	6.00%
Leverage Ratio
Consolidated	6.71%	6.25%	4.00%	N/A
Guaranty Bank and Trust Company	10.53%	9.33%	4.00%	5.00%

(13)  Written Agreement

On January 22, 2010, the Company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”).   The Written Agreement requires the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition.  The Agreement also requires the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company’s annual cash flow projections.  All written plans required to be submitted under the Written Agreement have been  timely submitted and approved by the Federal Reserve and/or CDB, respectively.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(14)   Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive income and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$1,409	$(4,354)	$1,923	$(6,199)
Other comprehensive income:
Change in net unrealized gains, net	6,646	3,526	5,658	3,221
Less: Reclassification adjustments for net losses (gains) included in income, including impairment charges	312	(1)	(402)	(15)
Net unrealized holding gains	6,958	3,525	5,256	3,206
Income tax expense	(2,645)	(1,340)	(1,998)	(1,219)
Other comprehensive income	4,313	2,185	3,258	1,987
Total comprehensive income (loss)	$5,722	$(2,169)	$5,181	$(4,212)

(15)     Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations.  The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock.  Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock.  The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments.  Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).  The Company has paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009.  The outstanding balance, net of stock issuance costs, of Series A Convertible Preferred Stock was $67,806,000 and $64,818,000 at June 30, 2011 and December 31, 2010, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $69,013,000 and $66,025,000 at June 30, 2011 and December 31, 2010, respectively.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(17) Subsequent Events

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share.   As part of the agreement and transaction, the Company agreed to issue a special paid-in kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash.  Upon receipt of stockholder and regulatory approval, we expect to consummate the transaction either late in the third quarter 2011 or during the fourth quarter 2011.  As a result of the transaction, the holders of Series A Preferred Stock are expected to receive, in the aggregate, approximately 51,902,000 shares of our common stock.

If the Series A Convertible Preferred Stock is not converted early and remains outstanding under its original terms, the Company expects to declare and pay the Series A Convertible Preferred Stockholders a PIK dividend of 1,546 shares of Series A Convertible Preferred Stock in August 2011 and up to $19,051,000 in a combination of gross future cash dividends and/or reductions in conversion price for missed cash dividends from November 2011 to the mandatory conversion in August 2014. If the accelerated mandatory conversion transaction is consummated as expected, the Company will not declare or pay any future cash dividends to the Series A Convertible Preferred Stockholders.  Accounting standards provide that net income applicable to common stockholders for the period of the accelerated conversion be reduced by the excess of the fair value of the common stock transferred to the Series A Convertible Preferred Stockholders in the accelerated conversion over the fair value of the common stock that would have been issued under the original conversion terms.  Based on the Company’s common stock price of $1.37 per share on July 27, 2011, the reduction in net income applicable to common stockholders for the excess fair value would be  approximately $17,408,000.  Fluctuations in the Company’s stock price between July 27, 2011 and the date of regulatory and shareholder approval will impact the excess fair value of the accelerated conversion, with increases in the stock price resulting in an increase in the excess fair value and a reduction in net income applicable to common stockholders.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and mostly small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans, including energy loans, real estate loans, including construction loans, Small Business Administration guaranteed loans and consumer loans.  The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.  We derive our income primarily from interest, including loan origination fees, received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts.  Our major operating expenses include interest we pay on deposits and borrowings and general operating expenses.  We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change -			Change -
			Favorable			Favorable
	2011	2010	(Unfavorable)	2011	2010	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$18,663	$22,053	$(3,390)	$38,006	$45,374	$(7,368)
Interest expense	3,916	5,920	2,004	8,549	12,609	4,060
Net interest income	14,747	16,133	(1,386)	29,457	32,765	(3,308)
Provision for loan losses	1,000	8,400	7,400	3,000	12,400	9,400
Net interest income after provision for loan losses	13,747	7,733	6,014	26,457	20,365	6,092
Noninterest income	2,336	3,725	(1,389)	5,616	6,147	(531)
Noninterest expense	14,674	18,419	3,745	30,150	36,545	6,395
Income (loss) before income taxes	1,409	(6,961)	8,370	1,923	(10,033)	11,956
Income tax benefit	—	(2,607)	(2,607)	—	(3,834)	(3,834)
Net income (loss)	1,409	(4,354)	5,763	1,923	(6,199)	8,122
Preferred stock dividends	(1,518)	(1,390)	(128)	(3,004)	(2,750)	(254)
Net loss applicable to common stockholders	$(109)	$(5,744)	$5,635	$(1,081)	$(8,949)	$7,868
Common Share Data:
Basic loss per common share	$0.00	$(0.11)	$0.11	$(0.02)	$(0.17)	$0.15
Diluted loss per common share	$0.00	$(0.11)	$0.11	$(0.02)	$(0.17)	$0.15
Average common shares outstanding	51,919,637	51,660,603	259,034	51,809,240	51,633,972	175,268
Diluted average common shares outstanding	51,919,637	51,660,603	259,034	51,809,240	51,633,972	175,268

Average equity to average assets	9.24%	9.59%	(3.65)%	8.92%	9.48%	(5.91)%
Return on average equity	3.46%	(9.11)%	N/M	2.39%	(6.48)%	N/M
Return on average assets	0.32%	(0.87)%	N/M	0.21%	(0.61)%	N/M

N/M = Not meaningful

	June 30,	June 30,	Percent
	2011	2010	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	16.22%	14.80%	9.59%
Loans, net of unearned discount to deposits	81.05%	88.99%	(8.92)%
Allowance for loan losses to loans, net of unearned discount	3.56%	3.41%	4.40%

The $1.4 million second quarter 2011 net income (excluding the preferred stock dividend) is a $5.8 million improvement from the second quarter 2010 net loss of $4.4 million (excluding the preferred stock dividend).  On a pre-tax basis, the improvement in net income was $8.4 million for the second quarter 2011 as compared to the same quarter in 2010 primarily due to approximately $10.0 million in lower costs associated with problem assets and a $1.1 million net reduction in all other noninterest expenses, partially offset by a $1.4 million reduction in noninterest income due mostly to a change in net gains/losses on sale of assets and a $1.4 million reduction in net interest income due primarily to lower loan balances.

For the six-months ended June 30, 2011, net income was $1.9 million before preferred stock dividends compared to a net loss of $6.2 million before preferred stock dividends for the same period in 2010.   After giving effect to the preferred stock dividends, the loss per basic and diluted common share for the first six months of 2011 was approximately $0.02 per share compared to a loss per basic and diluted common share of $0.17 for the same period in 2010.  The improvement in net income is due mostly to a $9.4 million reduction in provision for loan losses and a $6.4 million reduction in noninterest expense primarily related to other real estate owned.  These expense reductions were partially offset by a $3.3 million decrease in net interest income for the year-to-date period in 2011 as compared to 2010 due mostly to a reduced level of earning assets in 2011 as well as a $0.5 million decrease in noninterest income due primarily to a net decrease in gains on the sale of assets.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(Dollars in thousands)
Net interest income	$14,747	$14,710	$15,394	$16,196	$16,133
Interest rate spread	3.18%	3.05%	3.02%	3.17%	3.10%
Net interest margin	3.56%	3.42%	3.39%	3.53%	3.47%
Net interest margin, fully tax equivalent	3.62%	3.49%	3.46%	3.61%	3.55%

Second quarter 2011 net interest income of $14.7 million remained level compared to the first quarter 2011, and decreased by $1.4 million from the second quarter 2010.  The Company’s net interest margin of 3.56% for the second quarter 2011 reflected an increase of fourteen basis points from the first quarter 2011 and an increase of nine basis points from the second quarter 2010.

Net interest income decreased by $1.4 million in the second quarter 2011 as compared to the same quarter in 2010, with $2.0 million related to an unfavorable volume variance partially offset by a $0.6 million favorable rate variance (see Table 5).  The volume variance was primarily attributable to a $302.0 million decrease in average loan volume as the Company worked to reduce its overall risk profile.  This decrease in loan volume, coupled with an 11 basis point decrease in loan yield, contributed to a $4.5 million decrease in loan interest income.  This decrease was partially offset by a $2.1 million decrease in deposit cost and a $1.3 million increase in interest on taxable investments.  The cost of deposits decreased from 1.31% in the second quarter 2010 to 0.79% in the second quarter 2011 due primarily to a reduction in time deposit expense as the Company actively worked to reduce the level of brokered time deposits.  The increase in taxable investments was due to purchases of securities intended to partially offset the decline in loan balances.  The average balance of taxable investment securities increased by $125.3 million in the second quarter 2011 as compared to the same quarter in 2010.  The Company believes that it remains asset sensitive at the end of the second quarter 2011, whereby an increase in rates will have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Table 18).

Net interest income in the second quarter 2011 remained relatively flat when compared to the first quarter 2011.  There were offsetting changes in interest income and interest expense in the second quarter 2011 as compared to the first quarter 2011.  The decrease in interest income in the second quarter 2011 compared to the prior linked quarter is due mostly to a $72.4 million decrease in average loan volume, partially offset by a 9 basis point increase in loan yields.   Offsetting this decrease in interest income was a $0.7 million decrease in deposit interest cost due primarily to a decline in time deposit interest costs due to management’s continued strategy to reduce non-core time deposits.  The average time deposit volume decreased by $104.3 million in the second quarter 2011 as compared to the first quarter 2011.  During the first six months of 2011, the Company had approximately $99.7 million of brokered deposits mature, with most of the maturities occurring late in the first quarter and early in the second quarter.  Throughout the remainder of 2011, the Company has approximately $69.3 million of brokered time deposits maturing with a weighted average cost of 3.43% that the Company does not expect to renew.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Six Months Ended
	June 30, 2011	June 30, 2010
Net interest income	$29,457	$32,765
Interest rate spread	3.11%	3.10%
Net interest margin	3.49%	3.48%
Net interest margin, fully tax equivalent	3.55%	3.56%

For the six month period ended June 30, 2011, net interest income decreased by $3.3 million, or 10.1%, as compared to the same period in 2010.  This decrease is due to a $3.5 million unfavorable volume variance partially offset by a $0.2 million favorable rate variance (see Table 5).

The $3.5 million unfavorable volume variance for the year-to-date period in 2011 as compared to the same period in 2010 results from the combination of a $194.8 million decrease in average earning assets and a continued shift in allocation from higher yielding loan balances to lower yielding investment securities.  Average loan balances decreased by $302.7 million for the first six months of 2011 as compared to the same period in 2010.  Average investment securities and bank stocks increased by $139.9  million for the year-to-date period in 2011 as compared to the same period in 2010.   The yields on investment securities were 3.62% for the first six months of 2011 as compared to a loan yield of 5.34% during the same period.  This shift from higher yielding loans to lower yielding investments negatively impacted our margin in 2011.  Partially offsetting the decline and unfavorable change in mix in earning assets was a decrease in higher cost time deposit balances.  Average time deposits decreased by $283.2 million for the first six months of 2011 as compared to the same period in 2010, creating a favorable $2.6 million volume variance.

The favorable rate variance of $0.2 million for year-to-date 2011 is primarily attributable to a 15 basis point increase in the yield on taxable investment securities combined with a 33 basis point decrease in the cost of interest-bearing liabilities due mostly to the maturity of higher-cost time deposits.  These favorable changes were partially offset by a 23 basis point reduction in loan yield resulting mostly from increased competition in the sustained low rate environment.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,116,801	$14,999	5.39%	$1,418,768	$19,449	5.50%
Investment securities (1)
Taxable	336,974	2,918	3.47%	211,670	1,615	3.06%
Tax-exempt	41,685	497	4.79%	57,668	704	4.90%
Bank Stocks (4)	16,540	163	3.93%	17,131	182	4.28%
Other earning assets	151,451	86	0.23%	161,611	103	0.25%
Total interest-earning assets	1,663,451	18,663	4.50%	1,866,848	22,053	4.74%
Non-earning assets:
Cash and due from banks	8,399			23,276
Other assets	95,690			109,403
Total assets	$1,767,540			$1,999,527

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$188,381	$75	0.16%	$170,065	$85	0.20%
Money market	343,681	429	0.50%	325,245	667	0.82%
Savings	86,145	43	0.20%	74,360	46	0.25%
Time certificates of deposit	343,433	1,339	1.56%	648,506	3,196	1.98%
Total interest-bearing deposits	961,640	1,886	0.79%	1,218,176	3,994	1.31%
Borrowings:
Repurchase agreements	17,157	17	0.40%	17,674	32	0.74%
Federal funds purchased (5)	1	—	0.65%	239	1	0.91%
Subordinated debentures(6)	46,702	710	6.10%	44,016	579	5.28%
Borrowings	163,273	1,303	3.20%	164,283	1,314	3.21%
Total interest-bearing liabilities	1,188,773	3,916	1.32%	1,444,388	5,920	1.64%
Noninterest bearing liabilities:
Demand deposits	408,106			352,171
Other liabilities	7,396			11,268
Total liabilities	1,604,275			1,807,827
Stockholders’ Equity	163,265			191,700
Total liabilities and stockholders’ equity	$1,767,540			$1,999,527
Net interest income		$14,747			$16,133
Net interest margin			3.56%			3.47%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.62% and 3.55% for the three months ended June 30, 2011 and 2010, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.4 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the second quarter 2011 rounded to zero.

(6) Includes accrued interest on deferred interest on Trust Preferred Securities.

Table 4 (Continued)

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,152,810	$30,533	5.34%	$1,455,494	$40,233	5.57%
Investment securities (1)
Taxable	347,884	5,983	3.47%	190,129	3,131	3.32%
Tax-exempt	41,460	986	4.80%	58,855	1,424	4.88%
Bank Stocks (4)	16,691	329	3.97%	17,123	367	4.33%
Other earning assets	143,841	175	0.25%	175,878	219	0.25%
Total interest-earning assets	1,702,686	38,006	4.50%	1,897,479	45,374	4.82%
Non-earning assets:
Cash and due from banks	19,782			24,404
Other assets	95,952			111,159
Total assets	$1,818,420			$2,033,042

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$184,957	$148	0.16%	$167,413	$164	0.20%
Money market	350,005	950	0.55%	330,383	1,393	0.85%
Savings	83,844	83	0.20%	73,641	91	0.25%
Time certificates of deposit	395,301	3,334	1.70%	678,535	7,059	2.10%
Total interest-bearing deposits	1,014,107	4,515	0.90%	1,249,972	8,707	1.40%
Borrowings:
Repurchase agreements	19,610	41	0.42%	18,452	75	0.82%
Federal funds purchased (5)	24	—	1.13%	146	1	0.89%
Subordinated debentures(6)	46,342	1,401	6.10%	43,689	1,211	5.59%
Borrowings	163,249	2,592	3.20%	164,305	2,615	3.21%
Total interest-bearing liabilities	1,243,332	8,549	1.39%	1,476,564	12,609	1.72%
Noninterest bearing liabilities:
Demand deposits	404,562			352,551
Other liabilities	8,369			11,126
Total liabilities	1,656,263			1,840,241
Stockholders’ Equity	162,157			192,801
Total liabilities and stockholders’ equity	$1,818,420			$2,033,042
Net interest income		$29,457			$32,765
Net interest margin			3.49%			3.48%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.55% and 3.56% for the six months ended June 30, 2011 and 2010, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.8 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively, are included in the yield computation.

(4) Includes Bankers Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the six months ended June 30, 2011 rounded to zero.

(6) Includes accrued interest on deferred interest on Trust Preferred Securities.

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

Table 5

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(4,450)	$(387)	$(4,063)	$(9,700)	$(1,625)	$(8,075)
Investment Securities
Taxable	1,303	242	1,061	2,852	145	2,707
Tax-exempt	(207)	(16)	(191)	(438)	(24)	(414)
Bank Stocks	(19)	(13)	(6)	(38)	(29)	(9)
Other earning assets	(17)	(11)	(6)	(44)	(5)	(39)
Total interest income	(3,390)	(185)	(3,205)	(7,368)	(1,538)	(5,830)
Interest expense:
Deposits:
Interest-bearing demand	(10)	(21)	11	(16)	(37)	21
Money market	(238)	(278)	40	(443)	(532)	89
Savings	(3)	(17)	14	(8)	(26)	18
Time certificates of deposit	(1,857)	(571)	(1,286)	(3,725)	(1,162)	(2,563)
Repurchase agreements	(15)	(14)	(1)	(34)	(39)	5
Federal funds purchased	(1)	(1)	—	(1)	(1)	—
Subordinated debentures	131	94	37	190	114	76
Borrowings	(11)	(3)	(8)	(23)	(6)	(17)
Total interest expense	(2,004)	(811)	(1,193)	(4,060)	(1,689)	(2,371)
Net interest income	$(1,386)	$626	$(2,012)	$(3,308)	$151	$(3,459)

Provision for Loan Losses

The provision for loan losses represents a charge against earnings.  The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio.  The provision for loan losses is based on our allowance methodology and reflects our judgments about the adequacy of the allowance for loan losses.  In determining the amount of the provision, we consider certain quantitative and qualitative factors, including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectability and impairment.  The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans.  Loans with greater collateral values lessen our exposure to loan loss provision.

In the second quarter 2011, the Company recorded a provision for loan losses of $1.0 million, compared to $8.4 million in the second quarter 2010.  On a year-to-date basis in 2011, the Company recorded a provision for loan losses of $3.0 million as compared to $12.4 million for the same period in 2010.

The provision for loan losses in the second quarter 2011 consisted of approximately $1.1 million related to the change in the specific component of the allowance for loan losses, net of charge-offs, partially offset by a $0.1 million decrease to the general component of the allowance for loan losses.  The general component of the provision for loan losses is significantly affected by historical charge-offs, the level of classified loans, the overall level of loans and management’s judgment with respect to current economic conditions.

The Company determined that the provision for loan losses made during the second quarter 2011 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of June 30, 2011.

Net charge-offs in the second quarter 2011 were $9.0 million, as compared to $13.5 million for the same quarter in 2010.  Most of the net charge-offs in the second quarter 2011 were specifically allocated for at March 31, 2011. Net charge-offs for the first six months of 2011 were $11.2 million as compared to $17.5 million for the same period in 2010.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(In thousands)
Noninterest income:
Customer service and other fees	$2,386	$2,314	$2,430	$2,343	$2,254
Gain (loss) on sale of securities	(312)	714	216	82	1
Gain on sale of loans	—	—	—	—	1,196
Other-than-temporary impairment (OTTI) of securities	—	—	(3,500)	—	—
Other	262	252	256	128	274
Total noninterest income	$2,336	$3,280	$(598)	$2,553	$3,725

Excluding the $1.2 million gain on sale of loans, the $0.2 million decrease in noninterest income between the second quarter 2011 as compared to the same quarter in 2010 is primarily due to a $0.3 million loss on sale of securities recognized in the second quarter 2011.

The $0.9 million decrease in noninterest income in the second quarter 2011 as compared to the first quarter 2011 reflects a $1.0 million swing in gain/loss on sale of securities from the $0.7 million gain recognized in the first quarter to the $0.3 million loss recognized in the second quarter.  The sale of securities was done primarily to reduce duration within the investment portfolio.  During the quarter, the average life of our bond portfolio was reduced by approximately seven months.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Noninterest income:
Customer service and other fees	$4,700	$4,468
Gain on sale of securities	402	15
Gain on sale of loans	—	1,196
Other	514	468
Total noninterest income	$5,616	$6,147

For the six months ended June 30, 2011, noninterest income increased by $0.7 million compared to the same period in 2010, excluding the $1.2 million gain on sale of loans.  This increase is the result of a $0.4 million increase in net gains on sale of securities.  Customer service and other fees increased by $0.2 million year-over-year, primarily as a result of heightened overdraft and interchange fee income.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,320	$6,615	$6,456	$6,551	$6,472
Occupancy expense	1,792	1,883	1,783	1,890	1,836
Furniture and equipment	913	894	927	850	967
Amortization of intangible assets	1,028	1,028	1,283	1,285	1,300
Other real estate owned	466	763	1,209	7,836	3,115
Insurance and assessment	966	1,225	1,336	1,596	1,825
Professional fees	914	908	824	677	739
Other general and administrative	2,275	2,160	2,611	2,027	2,165
Total noninterest expense	$14,674	$15,476	$16,429	$22,712	$18,419

The $3.7 million decrease in noninterest expense in the second quarter 2011 as compared to the same period in 2010 is primarily the result of a $2.6 million decrease in other real estate owned expense and a $0.9 million decrease in insurance and assessment expenses.

Amortization of intangible assets declined by $0.3 million in the current quarter as compared to the same period last year due to accelerated amortization of intangible assets associated with previous acquisitions.

The $2.6 million decrease in other real estate owned expense in the second quarter 2011 as compared to the same period in 2010 is mostly due to a decrease in write-downs on other real estate owned properties resulting from valuation adjustments and sales.

Insurance and assessments decreased by $0.9 million in the second quarter 2011 as compared to the same quarter in 2010.  The decrease is attributable to an improvement in our risk category used to determine the FDIC insurance assessment and to a lesser extent, an overall decline in total deposits, which were used as the assessment base until April 1, 2011.  Effective April 1, 2011, the FDIC insurance assessment rules have changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.  The Company expects that these new rules will have a favorable impact on FDIC insurance assessments for the remainder of 2011.  Had these new rules been in effect for the first quarter 2011, our FDIC insurance premium would have been reduced by approximately $0.2 million.

On a linked quarter basis, the $0.8 million decrease in noninterest expense is due mostly to a $0.3 million decrease in expenses related to other real estate owned, a decrease of $0.3 million in salaries and employee benefit expenses and a decrease of $0.3 million in insurance and assessment expense.  The decrease in other real estate owned expense is due mostly to a reduction in net write-downs on other real estate owned properties resulting from valuation adjustments and sales.  The decrease in salaries and employee benefit expenses is due to a $0.2 million decrease in payroll taxes and a decrease in average full-time employees during the quarter.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Six Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$12,935	$13,035
Occupancy expense	3,675	3,726
Furniture and equipment	1,807	1,943
Amortization of intangible assets	2,056	2,600
Other real estate owned	1,229	5,864
Insurance and assessment	2,191	3,637
Professional fees	1,822	1,616
Other general and administrative	4,435	4,124
Total noninterest expense	$30,150	$36,545

Noninterest expense for the six months ended June 30, 2011 decreased by $6.4 million compared to the same period in 2010 primarily due to a $4.6 million decrease in expenses associated with other real estate owned and a $1.4 million decrease in insurance and assessments.

On a year-to-date basis in 2011, amortization of intangible asset expense decreased by $0.5 million as compared to 2010 due to the use of accelerated methods to amortize the core deposit intangible asset.

Other real estate owned expense decreased by $4.6 million on a year-to-date basis in 2011 as compared to 2010 is mostly due to a decrease in write-downs on other real estate owned properties resulting from valuation adjustments and sales.

Insurance and assessment expense decreased $1.4 million on a year-to-date basis in 2011 compared to 2010 primarily to a favorable change in our risk classification in the third quarter 2010 as well as the change in the FDIC insurance assessment rules on April 1, 2011 as discussed above.

Income Taxes

The Company did not record any tax benefit or expense for the first six months of 2011 as compared to a tax benefit of 38.2% for the same period in 2010.  The primary difference between the expected benefit and the effective tax benefit for the second quarter and first six months of 2010 was tax-exempt income.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions.  This analysis is updated quarterly and adjusted as necessary.   In 2010, based on various tax planning strategies, the Company recorded a partial valuation allowance for deferred tax assets in the amount of $8.5 million.  Based upon the updated quarterly analysis at June 30, 2011, this partial valuation allowance was reduced by approximately $0.3 million.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(In thousands)
Cash and cash equivalents	$134,896	$184,777	$141,465	$109,770	$184,701
Total investments	408,806	409,126	418,668	401,131	312,293
Total loans	1,091,132	1,126,083	1,204,580	1,289,492	1,374,208
Total assets	1,747,060	1,834,457	1,870,052	1,933,146	1,983,798
Earning assets	1,639,995	1,725,208	1,761,620	1,776,923	1,848,132
Deposits	1,346,183	1,438,320	1,462,351	1,512,479	1,544,271

At June 30, 2011, the Company had total assets of $1.7 billion, which represented a $123.0 million decline as compared to December 31, 2010 and a $236.7 million decline as compared to June 30, 2010.  The decline in assets from December 31, 2010 is mostly due to a $113.4 million decrease in loans, net of unearned discount, partially offset by an $8.2 million decrease in allowance for loan losses.  Other decreases include $6.6 million in cash and due from banks, $9.9 million in investments and $6.8 million in other assets categories partially offset by a $5.5 million increase in other real estate owned.  The loan decline was due mostly to a $91.7 million decrease in commercial loans and a $19.7 million decrease in real estate loans.

In the second quarter 2011, our classified loans declined by $25.5 million with another decrease of $17.2 million in loans internally classified as special mention or watch.  In addition to this $42.7 million decline in classified and watch rated loans, other real estate owned decreased by $5.2 million in the second quarter 2011.  These declines were the result of the continued execution of our strategic plan to reduce problem assets.

Pass-rated loans consist of all loans not otherwise adversely classified or included on our internal watch list. As described above, loans that are adversely classified or on our internal watch list decreased by $42.7 million in the second quarter. As total loans declined by $35.0 million in the second quarter 2011, our pass-rated loans increased by $7.7 million during the second quarter 2011.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(In thousands)
Real estate - Residential and Commercial	$675,283	$659,018	$680,895	$740,106	$754,019
Real estate - Construction	45,421	50,539	57,351	56,624	83,389
Equity lines of credit	48,129	49,399	50,289	51,903	51,221
Commercial	258,990	305,627	350,725	370,281	411,605
Agricultural	14,193	12,582	14,413	16,088	17,968
Consumer	25,912	26,942	28,582	30,303	31,936
Leases receivable and other	24,748	23,521	24,151	26,236	26,289
Total gross loans	1,092,676	1,127,628	1,206,406	1,291,541	1,376,427
Less: allowance for loan losses	(38,855)	(46,879)	(47,069)	(41,898)	(46,866)
Unearned discount	(1,544)	(1,545)	(1,826)	(2,049)	(2,219)
Loans, net of unearned discount	$1,052,277	$1,079,204	$1,157,511	$1,247,594	$1,327,342

Loans held for sale at lower of cost or market	$14,200	$14,200	$14,200	$—	$1,150

There were $768.8 million of real estate loans at June 30, 2011 compared to $788.5 million at December 31, 2010 and $888.6 million at June 30, 2010.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital.  For our Bank, the total reported loans for construction, land development and land represented 73% of capital at June 30, 2011, as compared to 85% at December 31, 2010 and 101% at June 30, 2010.  For our Bank, the total reported commercial real estate loans (excluding loans held for sale) represented 259% of capital at June 30, 2011, as compared to 293% at December 31, 2010, and 315% at June 30, 2010.  Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral.  The overall decline in loans in 2011 and 2010 is partially attributable to management’s efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate.   Further, management has worked to reduce the volume of lower yielding syndicated and participated loans.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado.  At June 30, 2011, the Company did not have any significant concentrations in any particular industry.

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

Table 12

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(Dollars in thousands)

Nonaccrual loans and leases, not restructured	$42,142	$62,650	$74,304	$65,921	$64,339
Other impaired loans	1,675	1,506	3,317	4,420	1,065
Total nonperforming loans	$43,817	$64,156	$77,621	$70,341	$65,404
Other real estate owned and foreclosed assets	28,362	33,611	22,898	45,700	30,298
Total nonperforming assets	$72,179	$97,767	$100,519	$116,041	$95,702

Nonperforming loans	$43,817	$64,156	$77,621	$70,341	$65,404
Allocated allowance for loan losses	(4,177)	(12,136)	(6,659)	(3,539)	(3,716)
Net investment in impaired loans	$39,640	$52,020	$70,962	$66,802	$61,688
Accruing loans past due 90 days or more	$1,675	$1,506	$3,317	$4,420	$1,065
Loans past due 30-89 days	$4,750	$14,593	$21,555	$21,876	$33,050
Loans charged-off	$9,997	$2,851	$14,635	$7,953	$13,918
Recoveries	(973)	(661)	(306)	(485)	(369)
Net charge-offs	$9,024	$2,190	$14,329	$7,468	$13,549
Provision for loan losses	$1,000	$2,000	$19,500	$2,500	$8,400
Allowance for loan losses	$38,855	$46,879	$47,069	$41,898	$46,866

Allowance for loan losses to loans, net of unearned discount	3.56%	4.16%	3.91%	3.25%	3.41%
Allowance for loan losses to nonaccrual loans	92.20%	74.83%	63.35%	63.56%	72.84%
Allowance for loan losses to nonperforming assets	53.83%	47.95%	46.83%	36.11%	48.97%
Allowance for loan losses to nonperforming loans	88.67%	73.07%	60.64%	59.56%	71.66%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	6.45%	8.43%	8.19%	8.69%	6.81%
Annualized net charge-offs to average loans	3.24%	0.75%	4.51%	2.19%	3.83%
Nonaccrual loans to loans, net of unearned discount	3.86%	5.56%	6.17%	5.11%	4.68%
Loans 30-89 days past due to loans, net of unearned discount	0.44%	1.30%	1.79%	1.70%	2.40%

The $20.3 million decrease in nonperforming loans during the second quarter 2011 is the result of sales and payoffs totaling $9.0 million, upgrades totaling $1.9 million, with the remainder of the decrease being made up of charge-offs, net of new additions.  The majority of the charge-offs taken in the second quarter had been specifically allocated for as of March 31, 2011.

At June 30, 2011, residential construction, land and land development loans accounted for $6.7 million, or 15.3%, of all nonperforming loans. At December 31, 2010, approximately $7.3 million, or 9.3%, of all nonperforming loans were residential construction, land and land development loans. At June 30, 2011, approximately $25.2 million, or 57.5%, of all nonperforming loans outstanding were commercial real estate loans. At December 31, 2010, approximately $42.8 million, or 55.2%, of all nonperforming loans were commercial real estate loans.

The Company has an internal risk rating system of classifying loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans. During the second quarter 2011, the amount of accruing loans that the Company has internally considered to be adversely classified declined to $39.5 million at June 30, 2011, as compared to $54.5 million at December 31, 2010 and $95.2 million at June 30, 2010.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by approximately 36% from June 30, 2010 to June 30, 2011.  Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the second quarter 2011 were $9.0 million as compared to $2.2 million in the first quarter 2011 and $13.5 million in the second quarter 2010.  Approximately $7.9 million of the charge-offs in the second quarter 2011 related to three loan relationships with an outstanding balance prior to the charge-offs of $22.2 million.

Other real estate owned is $28.4 million at June 30, 2011, compared to $33.6 million at March 31, 2011 and $30.3 million at June 30, 2010.  The $5.2 million decrease in other real estate owned at June 30, 2011 as compared to March 31, 2011 is primarily due to sales during the quarter.

The balance of other real estate owned at June 30, 2011 is comprised of approximately 37 separate properties, of which $9.7 million was land; $18.5 million was commercial real estate; and $0.2 million was residential real estate.  The balance at December 31, 2010 was comprised of approximately 35 separate properties, of which $11.1 million was land; $11.4 million was commercial real estate, including multi-family units; and $0.4 million was residential real estate.

At June 30, 2011 and December 31, 2010, no additional funds are committed to be advanced in connection with impaired loans.

At June 30, 2011, there were four loans with a remaining interest reserve of approximately $0.8 million. At December 31, 2010, there were seven loans with a remaining interest reserve of approximately $1.1 million.

As of June 30, 2011, we had $13.3 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $0.4 million.  As of December 31, 2010, we had $23.6 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.3 million. The troubled debt restructurings are included in impaired loans above.  The Company has not committed additional funds to borrowers whose loans are classified as troubled debt restructurings.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience, and other significant factors affecting loan portfolio collectability, including the volume and severity of delinquent and classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff, and other external factors, including industry conditions, competition and regulatory requirements.

The ratio of allowance for loan losses to total loans was 3.56% at June 30, 2011, as compared to 3.91% at December 31, 2010 and 3.41% at June 30, 2010.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, identifying impaired loans and measuring  an estimated loss for each individual loan; second, estimating an allowance for probable incurred losses on other loans.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses.  The amount calculated is compared to the actual allowance for loan losses balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating.  For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates adjusted for qualitative factors affecting loan portfolio collectability as described above.  Management also looks at risk ratings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “special mention”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above.  Loans segregated by risk rating categories watch, special mention or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded in 2011 was required in order for the Company to maintain the allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of June 30, 2011.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $4.2 million, or 10.8%, of the $38.9 million allowance for loan losses at June 30, 2011, relates to loans with specific allowance allocations.  This compares to a specific reserve of $6.7 million, or 14.1%, of the total allowance for loan losses at December 31, 2010.

The general component of the allowance for loan losses as a percent of overall loans, net of unearned discount, was 3.18% at June 30, 2011, as compared to 3.36% at December 31, 2010.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Balance, beginning of period	$47,069	$51,991
Loan charge-offs:
Real estate - Residential and Commercial	9,266	2,278
Real estate - Construction	2,679	14,490
Commercial	574	1,188
Agricultural	—	54
Consumer	73	130
Lease receivable and other	255	49
Total loan charge-offs	12,847	18,189
Recoveries:
Real estate - Residential and Commercial	1,017	268
Real estate - Construction	501	130
Commercial	79	215
Consumer	29	43
Lease receivable and other	7	8
Total loan recoveries	1,633	664
Net loan charge-offs	11,214	17,525
Provision for loan losses	3,000	12,400
Balance, end of period	$38,855	$46,866

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

The carrying value of our portfolio of investment securities at June 30, 2011 and December 31, 2010 was as follows:

Table 14

	June 30,	December 31,	Increase	%
	2011	2010	(Decrease)	Change
	(In thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$—	$21,770	$(21,770)	(100.0)%
State and municipal	42,577	42,138	439	1.0%
Mortgage-backed securities — agency/residential	321,824	310,810	11,014	3.5%
Mortgage-backed securities — private/residential	851	3,606	(2,755)	(76.4)%
Marketable equity	1,519	1,519	—	—
Other securities	9,150	9,687	(537)	(5.5)%
Total securities available for sale	$375,921	$389,530	$(13,609)	(3.5)%

Securities held to maturity:
Mortgage-backed securities — agency/residential	$16,277	$11,927	$4,350	36.5%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At June 30, 2011, there was one private-label mortgage-backed security with a carrying value of approximately $0.9 million.  The private-label mortgage-backed security is a senior tranche and was AAA rated as of June 30, 2011.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at June 30, 2011 was $375.9 million, compared to the December 31, 2010 carrying value of $389.5 million. Year-to-date purchase activity in our investment portfolio has been concentrated on the purchase of U.S. Government Agency Mortgage-Backed Securities backed by 15-year fixed rate or 5-year adjustable rate mortgages.  In addition, we have sold certain securities in order to reduce expected duration  risk in the event that interest rates rise.

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

Two municipal bonds were priced using significant unobservable inputs.  The first revenue bond has a par value of $37.3 million and repayment is based on cash flows from a local hospital.  Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks. At June 30, 2011, this hospital bond had an unrealized loss of approximately $0.8 million, all of which was determined to be related to temporary changes in interest rates.  The second revenue bond had a par value of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million recorded in 2010. The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor.  During 2010, the bond defaulted for non-payment of monthly interest payments.  Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor who abandoned the project, it was determined that the $3.5 million other-than-temporary-impairment recorded in 2010 has not changed as of June 30, 2011.

At June 30, 2011, there were 12 individual securities in an unrealized loss position (excluding the bond with the previously recorded other-than-temporary-impairment).  Of the twelve securities in an unrealized loss position at June 30, 2011, one individual security has been in a continuous unrealized loss position for 12 months or longer.  Management has evaluated this security in addition to the remaining 11 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.  At June 30, 2011, the Company did not intend to sell any of the 12 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At June 30, 2011 and December 31, 2010, we held $16.6 million and $17.2 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West.  These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At June 30, 2011		At December 31, 2010
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$419,731	31.17%	$374,500	25.60%
Interest-bearing demand	183,287	13.62%	178,042	12.18%
Money market	343,920	25.55%	357,036	24.42%
Savings	86,139	6.40%	79,100	5.41%
Time	313,106	23.26%	473,673	32.39%
Total deposits	$1,346,183	100.00%	$1,462,351	100.00%

At the end of the second quarter 2011, deposits were $1.35 billion as compared to $1.46 billion at December 31, 2010, reflecting a decrease of $116.2 million.

Deposits, other than time deposits, increased by $44.4 million at June 30, 2011 as compared to December 31, 2010 and increased by $124.5 million as compared to June 30, 2010.  The increases in non-maturity deposits were primarily attributable to the continued success of our business and retail strategic deposit gathering campaign. In addition to the $44.4 million increase in balances of non-maturity deposits in 2011, the total number of customer accounts increased slightly during the same period.

Noninterest bearing deposits as a percent of total deposits increased to approximately 31.2% at June 30, 2011, as compared to 25.6% at December 31, 2010.  Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits continue to decrease primarily as a result of management’s efforts to reduce the overall level of higher cost time deposits, including brokered and internet deposits. Total brokered deposits at June 30, 2011 were $80.2 million as compared to $179.9 million at December 31, 2010 and $255.5 million at June 30, 2010. Brokered deposits represent 5.9% of total deposits at June 30, 2011 as compared to 12.2% at December 31, 2010 and $16.3% at June 30, 2010.  In addition to this $175.3 million decline in brokered deposits over the past twelve months, we also experienced a $70.3 million decline in internet time deposits over the same time period. Throughout the remainder of 2011, the Company has approximately $69.3 million of brokered time deposits maturing with a weighted average cost of 3.43%, including $40.1 million in the early third quarter 2011 that the Company does not expect to renew.  The remaining decline in time deposits is primarily related to the non-renewal of other higher cost certificates of deposits.  Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Borrowings and Subordinated Debentures

At June 30, 2011, our outstanding borrowings were $163,211,000 as compared to $163,239,000 at December 31, 2010.  These balances are solely related to term note borrowings at the Federal Home Loan Bank (“FHLB”). The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at June 30, 2011 and December 31, 2010 was $335.4 million and $368.4 million, respectively.

The borrowings at June 30, 2011 consisted of 15 separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 2 to 79 months.  The term notes have fixed interest rates that range from 2.52% to 6.22%. The weighted-average rate on the FHLB term notes was 3.17% at June 30, 2011. Approximately $140 million of the FHLB term advances at June 30, 2011 have Bermudan conversion options to a variable rate.  Five notes totaling $120 million have potential conversions in 2011 — a $30 million note with a rate of 2.95%, a $10 million note with a rate of 3.16%, a $20 million note with a rate of 2.52%, a $40 million note with a rate of 3.17% and a $20 million note with a rate of 3.25%. The remaining convertible note of $20 million becomes convertible 1/23/2013 and bears an interest rate of 3.04%. If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB.  If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. The notes can only be prepaid without penalty at or after conversion.  The FHLB did not elect to convert any of these advances to variable rate through July 29, 2011. The Bank also had a line of credit with the FHLB at June 30, 2011, but there was no balance outstanding on this line of credit as of that date.  The interest rate on the line of credit varies with the federal funds rate, and was 0.20% at June 30, 2011.

At June 30, 2011, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.87%.  The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities.  Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a penalty, quarterly.  The CenBank Trust II trust preferred issuance has a fixed rate of 10.2% and became callable semi-annually starting on February 22, 2011, and continues to be callable, with a penalty, quarterly. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.  Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the first six months of 2011.  Such a deferral is not an event of default and the interest continues to accrue.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement. The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  The Bank is required to maintain similar capital levels under capital adequacy guidelines.  At June 30, 2011, the Bank’s capital ratios are above the regulatory capital threshold of “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at June 30, 2011	Ratio at December 31, 2010	Ratio at June 30, 2010	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.22%	14.99%	14.80%	8.00%	N/A
Guaranty Bank and Trust Company	15.39%	14.07%	13.84%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	9.00%	8.57%	9.77%	4.00%	N/A
Guaranty Bank and Trust Company	14.12%	12.80%	12.57%	4.00%	6.00%
Leverage Ratio
Consolidated	6.71%	6.25%	7.87%	4.00%	N/A
Guaranty Bank and Trust Company	10.53%	9.33%	10.20%	4.00%	5.00%

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, which resulted in additional capital of $57,846,000, net of expenses.  The liquidation preference for the Series A Convertible Preferred Stock is $1,000 per share.  The Series A Convertible Preferred Stock is not redeemable.  Each share of Series A Convertible Preferred Stock will automatically convert into shares of the Company’s common stock on the fifth anniversary of the issuance date of the Series A Convertible Preferred Stock, or August 11, 2014, subject to certain limitations.  The preferred stock holders may elect to convert their shares of Series A Convertible Preferred Stock into shares of the Company’s common stock prior to the mandatory conversion of the Series A Convertible Preferred Stock following the earlier of the second anniversary of the issuance date the Series A Convertible Preferred Stock, or August 11, 2011, and the occurrence of certain events resulting in the conversion, exchange or reclassification of the Company’s common stock.  Each share of Series A Convertible Preferred Stock will be convertible into shares of the Company’s common stock at a conversion price of $1.80 per share, adjustable downward in $0.04 increments to $1.50 per share in the event of certain nonpayments of dividends (whether paid in cash or in kind) on the Series A Convertible Preferred Stock.  The conversion price of the Series A Convertible Preferred Stock is subject to customary anti-dilution adjustments.  Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock is treated as cumulative preferred stock (e.g., a restricted core capital element for Tier 1 capital purposes).  The Company has paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009.  The outstanding balance, net of stock issuance costs, of Series A Convertible Preferred Stock was $67,806,000 and $64,818,000 at June 30, 2011 and December 31, 2010, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $69,013,000 and $66,025,000 at June 30, 2011 and December 31, 2010, respectively.

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

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share.  As part of the agreement and transaction, the Company agreed to issue a special paid-in kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash.  Upon receipt of stockholder and regulatory approval, we expect to consummate the transaction either late in the third quarter 2011 or during the fourth quarter 2011.  As a result of the transaction, the holders of Series A Preferred Stock are expected to receive, in the aggregate, approximately 51,902,000 shares of our common stock.

If the Series A Convertible Preferred Stock is not converted early and remains outstanding under its original terms, the Company expects to declare and pay the Series A Convertible Preferred Stockholders a PIK dividend of 1,546 shares of Series A Convertible Preferred Stock in August 2011 and up to $19,051,000 in a combination of gross future cash dividends and/or reductions in conversion price for missed cash dividends from November 2011 to the mandatory conversion in August 2014.  If the accelerated mandatory conversion transaction is consummated as expected, the Company will not declare or pay any future cash dividends to the Series A Convertible Preferred Stockholders.  Accounting standards provide that net income applicable to common stockholders for the period of the accelerated conversion be reduced by the excess of the fair value of the common stock transferred to the Series A Convertible Preferred Stockholders in the accelerated conversion over the fair value of the common stock that would have been issued under the original conversion terms.  Based on the Company’s common stock price of $1.37 per share on July 27, 2011, the reduction in net income applicable to common stockholders for the excess fair value would be approximately $17,408,000.  Fluctuations in the Company’s stock price between July 27, 2011 and the date of regulatory and shareholder approval will impact the excess fair value of the accelerated conversion, with increases in the stock price resulting in an increase in the excess fair value and a reduction in net income applicable to common stockholders.

If the Transaction is consummated, it is expected to increase the Tier 1 Capital and Leverage Ratios of the Company.  On a pro forma basis, assuming the Transaction had been consummated as of June 30, 2011, the Company’s Tier 1 Capital Ratio at June 30, 2011 would have increased to 15.04% from 9.00%.  Similarly, on a pro forma basis, the Leverage Ratio at June 30, 2011 would have increased to 11.22% from 6.71%.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	June 30, 2011	December 31, 2010
	(In thousands)
Commitments to extend credit:
Variable	$233,956	$214,442
Fixed	32,041	23,169
Total commitments to extend credit	$265,997	$237,611
Standby letters of credit	$12,932	$13,888

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise.  Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time.  We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets.  At June 30, 2011, the Company had $134.9 million of cash and cash equivalents, including $125.9 million of interest-bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $6.7 million of excess pledging related to customer accounts that require collateral at June 30, 2011 and $74.1 million of securities that are unavailable for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs.  At June 30, 2011, the Bank had approximately $172.2 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $7.6 million of availability with the Federal Reserve discount window.

Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits.  Additionally, the Bank submitted a written plan to its regulators to improve the Bank’s liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits.  Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest-bearing deposits in banks and investment securities.  Throughout the remainder of 2011, the Company has approximately $69.3 million of brokered time deposits maturing with a weighted average cost of 3.43%, including $40.1 million in the early third quarter 2011 that the Company does not expect to renew.   As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

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

The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.  The Written Agreement prohibits the Company from paying dividends or making other distributions without the prior written approval of the Federal Reserve.  Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated.  Under the terms of our trust preferred financings, we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement.  On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice.  During the deferral period, the Company may not pay cash dividends to stockholders of any class of stock, with the exception of cash dividends paid to preferred stockholders representing fractional shares of preferred in-kind dividends.  In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

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

As of June 30, 2011, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $276,000.  The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements.  If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the net interest income increase or decrease over the next twelve months as of June 30, 2011 and 2010:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	June 30, 2011	June 30, 2010
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,373	$7,603
200	1,377	3,886
100	228	1,392
Static	—	—
(100)	(1,016)	572
(200)	(1,917)	541
(300)	(2,219)	959

Overall, the Company believes it is asset sensitive.  At June 30, 2011, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment.  This is due to the amount of overnight funding and variable rate loans on the books.  Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate.  The most common minimum rate is between 5.0% and 5.5%.  As rates rise, the loan rate may continue to be at the minimum rate.  Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 basis point or 300 basis point falling rate environment.  This is consistent with the expected asset sensitivity of the Company.  Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at June 30, 2011, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment.   Management believes that this scenario is very unlikely.  The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points.  The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate.  The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates.  Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934).  The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter 2011.  These purchases relate to the net settlement by employees related to vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
April 1 to April 30	1,764	$1.30
May 1 to May 31	29,631	1.47
June 1 to June 30	1,176	1.39
	32,571	$1.46

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   [Removed and Reserved.]

ITEM 5.   Other information.

On July 29, 2011, the Company announced that it promoted Christopher G. Treece to the position of Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. Mr. Treece will report directly to the Company’s CEO and President, Paul W. Taylor. Mr. Treece previously served as the Company’s and the Bank’s Senior Vice President and Corporate Controller since April 2007.  Mr. Treece has also served as a director of the Bank since May 2009 and will continue to do so.

Mr. Treece, 43, has spent 20 years working for either a bank or a public accounting firm. While in public accounting, nearly all of Mr. Treece’s clients were banks and other financial institutions. Prior to joining the Company, Mr. Treece worked at UMB Financial Corporation in Kansas City, Missouri, a multi-bank holding company with $13 billion in assets, for approximately four years as Senior Vice President, Controller, Tax Director and Chief Accounting Officer. In this position, he managed the Corporate Finance, Tax, Purchasing, Accounts Payable and Payroll departments and was responsible for internal controls over financial reporting. As Chairman of UMB’s Disclosure Committee, he worked closely with the Board’s audit committee. As the controller and chief accounting officer, he had significant interaction with the management reporting, investor relations, operations, facilities, human resources and the treasury departments. He also participated on the asset/liability committee and worked on many special projects, including acquisitions and system conversions. Prior to joining UMB, Mr. Treece worked for seven years at RSM McGladrey within the financial services group, working with over one-hundred community banks throughout Colorado, Oklahoma, Kansas and Missouri. Mr. Treece began his career by working over five years at KPMG in Kansas City, where he worked primarily with community banks as well as other financial institutions and several insurance companies.

In connection with his appointment as Executive Vice President, Chief Financial Officer and Secretary, Mr. Treece’s compensation will be as follows:

•                              Annual base salary of $225,000.

•                              Pursuant to the Company’s Executive Cash Incentive Plan, which provides annual incentive awards of cash upon the achievement of certain quantitative and qualitative performance goals, Mr. Treece’s participation level for 2011 will be as follows:

Achievement Level (% of Total Targets)
Executive Officer	Target Performance — 100% of Total Targets	Maximum Performance — Over 100% of Total Targets

Christopher G. Treece	40% of Base Salary	Committee Discretion

The quantitative and qualitative performance goals set by the Company for 2011 are materially consistent with the previously disclosed terms of the plan.

•                              In connection with his promotion, Mr. Treece will be granted two sets of long-term restricted stock awards, the terms of which will be materially consistent with the previously disclosed terms of the Company’s Amended and Restated 2005 Stock Incentive Plan. The targeted aggregate number of shares for both awards will be 50,000 shares of the Company’s common stock.  With respect to the first set of stock awards, he will be granted 25,000 shares.  The overall vesting of the award is contingent on the termination of the regulatory Written Agreement, dated as of January 22, 2010, with the Federal Reserve Bank of Kansas City and the Colorado Division of Banking.  If the Written Agreement terminates on or before December 31, 2014, the stock award will vest in accordance with the time-vesting schedule of one-third of the award vesting on each of December 31, 2012, December 31, 2013 and December 31, 2014.  If the Written Agreement is not terminated on or before December 31, 2014, the stock award will not vest and the stock award will expire.  Dividends will not be paid on the award unless and until the award vests. With respect to the second set of stock awards, the vesting of the award is based on two equally weighted metrics — average pre-tax return on assets (ROA) and average pre-tax income — with respect to the performance period from July 1, 2011 to December 31, 2013.  The amount of shares to be vested is determined by where the metric’s actual performance would fall within a 90% (“threshold level”) to 110% (“maximum level”) range of the performance target (“target level”). The number of vested shares will be determined on a continuous scale by interpolation, with 25% of the targeted shares vesting at the threshold level, 100% of the targeted shares vesting at the target level and 200% percent of the targeted shares vesting at the maximum level. Similar to the first set of awards, the overall vesting of the award is contingent on the termination of the Written Agreement. Dividends will not be paid on the award unless and until the award vests.  Pursuant to this stock award, Mr. Treece has an opportunity to earn 6,250 shares at the threshold level, 25,000 shares at the target level and 50,000 shares at the maximum level.

•                              Mr. Treece has been (i.e., prior to his promotion) and will continue to be a participant in the Company’s Change in Control Severance Plan (the “CIC Plan”), with a severance multiple of one (1).  Currently, as a result of the Company being subject to the regulatory Written Agreement, any payments to be made under the CIC Plan are subject to the prior approval of the Company’s primary federal regulator, the Federal Reserve, with the concurrence of the FDIC.

•                              Mr. Treece will receive all other benefits that are typically provided to other executive officers, including medical and dental benefits, the Company’s 401(k) Plan (including the related match), car allowance ($1,000 per month), premiums for executive long-term care and disability insurance, parking and cell phone reimbursements, as such benefits have been previously disclosed in the Company’s 2011 Proxy Statement.

•                              Mr. Treece has not and will not receive any additional compensation for serving as a director of the Bank.

ITEM 6.   Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Designations for Series A Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1	Compensation of the Registrant’s Chairman of the Board.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File*
101.SCH.	XBRL Interactive Data File*
101.CAL.	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

* As provided in Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of sections 11 and 12 of the Securities and Exchange Act of 1933 and section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2011	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE

Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary