Form 10-Q
period 2011-09-30
Guaranty Bancorp
filed 2011-10-27
CIK 1324410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

303-675-1194

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

As of October 26, 2011, there were, 100,205,155 shares of the registrant’s voting common stock outstanding, including 1,662,626 shares of unvested stock grants and excluding 156,567 shares to be issued under its deferred compensation plan, and 5,095,000 shares of the registrant’s non-voting common stock outstanding.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•                  Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for loan losses.

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

•                  The effects of inflation, as well as, interest rate, securities market and monetary supply fluctuations.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets
Cash and due from banks	$93,226	$141,465
Securities available for sale, at fair value	284,523	389,530
Securities held to maturity (fair value of $16,392 and $12,425 at September 30, 2011 and December 31, 2010)	15,591	11,927
Bank stocks, at cost	14,306	17,211
Total investments	314,420	418,668

Loans, net of unearned discount	1,088,358	1,204,580
Less allowance for loan losses	(35,852)	(47,069)
Net loans	1,052,506	1,157,511
Loans held for sale	14,200	14,200
Premises and equipment, net	55,390	57,399
Other real estate owned and foreclosed assets	22,008	22,898
Other intangible assets, net	10,980	14,054
Securities sold, not yet settled	89,161	—
Other assets	40,477	43,857
Total assets	$1,692,368	$1,870,052

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$443,682	$374,500
Interest-bearing demand	551,503	535,078
Savings	89,636	79,100
Time	245,840	473,673
Total deposits	1,330,661	1,462,351
Securities sold under agreements to repurchase and federal funds purchased	16,392	30,113
Borrowings	110,181	163,239
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	10,095	—
Interest payable and other liabilities	14,350	12,827
Total liabilities	1,522,918	1,709,769

Stockholders’ equity:
Preferred stock (1)	—	64,818
Common stock (2)	119	66
Additional paid-in capital - common stock	704,443	619,443
Shares to be issued for deferred compensation obligations	237	237
Accumulated deficit	(435,292)	(419,562)
Accumulated other comprehensive income (loss)	2,505	(2,220)
Treasury stock, at cost, 10,925,004 and 10,880,073 shares, respectively	(102,562)	(102,499)
Total stockholders’ equity	169,450	160,283
Total liabilities and stockholders’ equity	$1,692,368	$1,870,052

(1)          Preferred stock—$0.001 par value; 9% non-cumulative; 77,853 shares authorized, no shares issued and outstanding at September 30, 2011; 73,280 shares authorized, 66,025 shares issued and outstanding at December 31, 2010;  no liquidation preference at September 30, 2011; liquidation preference of $66,025 at December 31, 2010.

(2)          Common stock—$0.001 par value; 150,000,000 shares authorized;    118,999,056 shares issued and 105,457,136 shares outstanding at September 30, 2011 (includes 1,668,959 shares of unvested restricted stock and 156,567 shares to be issued); 65,775,467 shares issued and 53,529,950 shares outstanding at December 31, 2010 (includes 1,768,186 shares of unvested restricted stock and 156,567 of shares to be issued).

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,900	$19,012	$45,433	$59,245
Investment securities:
Taxable	2,853	1,966	8,836	5,097
Tax-exempt	498	682	1,484	2,106
Dividends	166	185	495	552
Federal funds sold and other	86	77	261	296
Total interest income	18,503	21,922	56,509	67,296
Interest expense:
Deposits	1,353	3,688	5,868	12,395
Securities sold under agreement to repurchase and federal funds purchased	19	26	60	102
Borrowings	1,299	1,329	3,891	3,944
Subordinated debentures	720	683	2,121	1,894
Total interest expense	3,391	5,726	11,940	18,335
Net interest income	15,112	16,196	44,569	48,961
Provision for loan losses	1,000	2,500	4,000	14,900
Net interest income, after provision for loan losses	14,112	13,696	40,569	34,061
Noninterest income:
Customer service and other fees	2,393	2,343	7,093	6,811
Gain on sale of securities	3,018	82	3,420	97
Gain on sale of loans	—	—	—	1,196
Other	118	128	632	596
Total noninterest income	5,529	2,553	11,145	8,700
Noninterest expense:
Salaries and employee benefits	6,408	6,551	19,343	19,586
Occupancy expense	1,871	1,890	5,546	5,616
Furniture and equipment	855	850	2,662	2,793
Amortization of intangible assets	1,018	1,285	3,074	3,885
Other real estate owned, net	90	7,836	1,319	13,700
Insurance and assessments	1,017	1,596	3,208	5,233
Professional fees	1,016	677	2,838	2,293
FHLB prepayment penalty	2,672	—	2,672	—
Other general and administrative	2,541	2,027	6,976	6,151
Total noninterest expense	17,488	22,712	47,638	59,257
Income (loss) before income taxes	2,153	(6,463)	4,076	(16,496)
Income tax benefit	—	(2,456)	—	(6,290)
Net income (loss)	$2,153	$(4,007)	$4,076	$(10,206)

Loss applicable to common stockholders	$(14,649)	$(5,428)	$(15,730)	$(14,377)

Loss per common share—basic:	$(0.28)	$(0.11)	$(0.30)	$(0.28)
Loss per common share—diluted:	(0.28)	(0.11)	(0.30)	(0.28)

Weighted average common shares outstanding- basic	51,828,165	51,698,129	51,815,618	51,655,592
Weighted average common shares outstanding- diluted	51,828,165	51,698,129	51,815,618	51,655,592

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(10,206)	—	(10,206)
Other comprehensive income	—	—	—	—	—	—	—	2,352	2,352
Total comprehensive loss									(7,854)
Stock compensation awards, net of forfeitures	—	—	740,784	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	832	—	—	—	—	832
Repurchase of common stock	—	—	(25,770)	—	—	(34)	—	—	(34)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Preferred share dividends	4,145	4,145	—	—	—	—	(4,171)	—	(26)
Balance, September 30, 2010	64,579	$63,372	53,694,478	$619,240	$237	$(102,488)	$(396,976)	$2,209	$185,594

Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Comprehensive income:
Net income	—	—	—	—	—	—	4,076	—	4,076
Other comprehensive income	—	—	—	—	—	—	—	4,725	4,725
Total comprehensive income									8,801
Stock compensation awards, net of forfeitures	—	—	70,110	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	457	—	—	—	—	457
Repurchase of common stock	—	—	(44,931)	—	—	(63)	—	—	(63)
Preferred share dividends	11,828	19,778	—	—	—	—	(19,806)	—	(28)
Conversion of preferred stock	(77,853)	(84,596)	51,902,007	84,596	—	—	—	—	—
Balance, September 30, 2011	—	$—	105,457,136	$704,562	$237	$(102,562)	$(435,292)	$2,505	$169,450

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,076	$(10,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,263	6,327
Provision for loan losses	4,000	14,900
Stock compensation, net	457	832
Gain on sale of securities	(3,420)	(97)
Gain on sale of loans	—	(1,196)
Loss, net and valuation adjustments on real estate owned	1,259	12,459
Other	(463)	52
Net change in:
Other assets	(2,340)	(6,311)
Interest payable and other liabilities	1,349	(1,418)
Net cash provided by operating activities	10,181	15,342
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	178,027	92,579
Purchases	(138,072)	(238,714)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	4,729	3,194
Purchases	(5,378)	(6,481)
Loan originations and principal collections, net	82,507	160,707
Proceeds from sale of loans transferred to held for sale	2,512	18,413
Proceeds from sale of other real estate owned and foreclosed assets	15,995	16,515
Proceeds from sale of premises and equipment	—	11
Additions to premises and equipment	(180)	(247)
Net cash provided by investing activities	140,140	45,977
Cash flows from financing activities:
Net decrease in deposits	(131,690)	(180,811)
Repayment of long-term debt	(53,058)	(122)
Net change in federal funds purchased and repurchase agreements	(13,721)	(5,039)
Repurchase of common stock	(63)	(34)
Cash dividends on preferred stock	(28)	(26)
Net cash used by financing activities	(198,560)	(186,032)
Net change in cash and cash equivalents	(48,239)	(124,713)
Cash and cash equivalents, beginning of period	141,465	234,483
Cash and cash equivalents, end of period	$93,226	$109,770

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)              Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2011, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.  Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010 for information on other subsidiaries of the Company.

Reference to “Bank” means Guaranty Bank, and references to “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable.  References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans.  The Bank also provides trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are generally expected to be repaid from the operating cash flows of the borrower’s businesses.  We have no significant concentrations of loans to any one industry or customer.  However, our customers’ ability to repay their loans is dependent on the real estate and general economic conditions of the area, among other factors.

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

(g)                Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (“Plan”) provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees.  As of September 30, 2011, the Company has only granted stock awards.  The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices).  Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for subsequent changes in estimates and actual forfeitures.  The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2013.  As of September 30, 2011, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while others were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions.  Should these expectations change, additional expense could be recorded or reversed in future periods.

(h)                Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Plan”) that previously allowed directors and certain key employees to voluntarily defer compensation prior to December 31, 2009.  Due primarily to a low participation rate and the overall administration costs, the Company has not granted eligible or existing participants the ability to defer any additional compensation since January 1, 2010.  Compensation expense was recorded for the deferred compensation and a related liability was recognized.  Participants with deferred balances elect designated investment options for the notional investment of their deferred compensation.  The recorded obligations are adjusted for deemed income or loss related to the investments selected.  Participants in the Plan were given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company’s common stock.  The Plan does not provide for diversification of a participant’s assets allocated to Company common stock and assets allocated to Company common stock can only be settled with a fixed number of shares of stock.  The deferred compensation obligation associated with Company common stock is classified as a component of stockholders’ equity and the related shares are treated as shares to be issued and are included in total shares outstanding for accounting purposes.  At both September 30, 2011 and December 31, 2010, there were 156,567 shares to be issued.  Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders’ equity of the Company.  Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock.  In December 2010, the Board approved the termination of the Company’s Plan and it is expected that all remaining employee balances in the plan will be distributed in December 2011.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions.  This analysis is updated quarterly and adjusted as necessary.  At September 30, 2011 and December 31, 2010, the Company had a net deferred tax asset of $11,486,000 and $14,340,000, respectively.  At the end of the third quarter 2011, after consideration of various tax planning strategies, the Company determined that the valuation allowance for deferred tax assets should be adjusted from $8,075,000 to $7,445,000.

At September 30, 2011 and December 31, 2010, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax.  The Company is no longer subject to examination by Federal or State taxing authorities for years before 2007 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 and 2006.  At September 30, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.  At September 30, 2011 and December 31, 2010, the Company did not have any amounts accrued for interest and/or penalties.

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

(k)                     Earnings (Loss) per Common Share

Basic loss per common share represents the loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period.  When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share.  The Company’s obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per common share calculation.  Dilutive common shares that may be issued by the Company relate to convertible preferred stock and unvested common share grants subject to a service or performance condition for the three and nine months ended September 30, 2011 and 2010.  The loss per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average common shares outstanding	51,828,165	51,698,129	51,815,618	51,655,592
Effect of dilutive preferred stock(1)	—	—	—	—
Effect of dilutive unvested stock grants(2)	—	—	—	—
Average shares outstanding for calculated diluted earnings per common share	51,828,165	51,698,129	51,815,618	51,655,592

(1)  The Company had no shares of convertible preferred stock outstanding at September 30, 2011 and 64,579 shares of convertible preferred stock outstanding at September 30, 2010.  The impact of the conversion of these shares was anti-dilutive for the three and nine months ending September 30, 2011 and September 30, 2010 due to the net loss attributable to common shareholders for those periods. See Note 15, Preferred Stock, for details on the conversion.

(2) The impact of unvested stock grants of 1,668,959 and 1,989,017 at September 30, 2011 and 2010, respectively, were anti-dilutive due to the net loss attributable to common shareholders for those periods.

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

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to the impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging  information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 in anticipation of forthcoming guidance clarifying accounting rules surrounding troubled-debt restructurings.  This additional guidance was issued in April 2011, thus, the additional disclosures surrounding troubled-debt restructurings are required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The additional troubled debt restructuring disclosures contained within this report include the amount and type of troubled debt restructurings which occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards:

In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements.  Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs;  (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity.  The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS.  The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders’ Equity.  The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements.  The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011.  The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

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

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	September 30, 2011
Securities available for sale:
State and municipal	$42,418	$224	$(944)	$43,138
Mortgage-backed - agency / residential	206,321	5,951	—	200,370
Mortgage-backed - private / residential	771	—	(24)	795
Marketable equity	1,519	—	—	1,519
Other securities	33,494	—	(1,165)	34,659
Total securities available for sale	$284,523	$6,175	$(2,133)	$280,481

	December 31, 2010
Securities available for sale:
U.S. government agencies and government-sponsored entities	$21,770	$20	$—	$21,750
State and municipal	42,138	271	(3,544)	45,411
Mortgage-backed - agency / residential	310,810	3,053	(3,268)	311,025
Mortgage-backed - private / residential	3,606	16	(27)	3,617
Marketable equity	1,519	—	—	1,519
Other securities	9,687	17	(119)	9,789
Total securities available for sale	$389,530	$3,377	$(6,958)	$393,111

The carrying amount, unrecognized gains and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
September 30, 2011:
Mortgage-backed securities — agency/residential	$15,591	$801	$—	$16,392

December 31, 2010:
Mortgage-backed securities — agency/residential	$11,927	$498	$—	$12,425

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at September 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$1,519	$1,521
Due after one year through five years	1,862	1,930
Due after five years through ten years	2,458	2,612
Due after ten years	71,958	69,849
Total AFS, excluding MBS and marketable securities	77,797	75,912
Mortgage-backed securities and marketable securities	202,684	208,611
Total securities available for sale	$280,481	$284,523

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$15,591	$16,392

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2011 and December 31, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$36,356	$(944)	$36,356	$(944)
Mortgage-backed securities — private/residential	771	(24)	—	—	771	(24)
Other	23,494	(1,165)	—	—	23,494	(1,165)
Total temporarily impaired	$24,265	$(1,189)	$36,356	$(944)	$60,621	$(2,133)

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$33,756	$(3,544)	$33,756	$(3,544)
Mortgage-backed securities — agency/residential	205,241	(3,268)	—	—	205,241	(3,268)
Mortgage-backed securities — private/residential	—	—	952	(27)	952	(27)
Other	4,544	(119)	—	—	4,544	(119)
Total temporarily impaired	$209,785	$(3,387)	$34,708	$(3,571)	$244,493	$(6,958)

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

During the fourth quarter 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4.6 million in the amount of $3.5 million.  The OTTI was related to a local non-rated municipal bond where the underlying affordable housing project was abandoned by the bond’s sponsor.  In determining the amount of the OTTI, the Company considered the value of the underlying property collateralizing the bond in addition to amounts that the Company felt were recoverable from the project sponsor’s guarantee.  The entire OTTI of $3.5 million was recognized in the Company’s 2010 earnings as we believed that it was unlikely that we would recover our original investment in the bond based on our evaluation of amounts recoverable from the property and discussions with the project’s sponsor.  No changes to the OTTI were taken in the first, second or third quarter 2011 based on management’s updated assessment of this bond as of September 30, 2011.

The following table presents a rollforward of OTTI included in earnings (In thousands):

Accumulated credit losses as of December 31, 2010	$3,500
Changes to credit losses recognized on securities identified as other-then-temporarily-impaired	—
Ending accumulated credit losses as of September 30, 2011	$3,500

At September 30, 2011, there were eight individual securities in an unrealized loss position.  Of the eight securities in an unrealized loss position at September 30, 2011, one individual security has been in a continuous unrealized loss position for 12 months or longer.  Management has evaluated this security in addition to the remaining seven securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.  At September 30, 2011, the Company did not intend to sell any of the eight securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.  The eight securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value did not change during the first, second or third quarter of 2011.

All of the Bank’s agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for one private-label mortgage-backed security with a total fair value of $0.8 million.  This private-label security is a senior tranche that is rated AAA by Standard and Poor at September 30, 2011.  The next scheduled annual review will be completed during November 2011.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management.  This annual review process for non-rated securities considers a review of the issuers’ current financial statements, including the related cash flows and interest payments.

At September 30, 2011, there was a security of a single issuer with a book value of $37,300,000, or approximately 22.0% of stockholders’ equity.  This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint.  This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031.  At September 30, 2011, the bond had an unrealized loss of approximately $0.9 million, or 2.5% of book value.  In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2010, the Company reviews the financial statements of the hospital quarterly.  To date, the bond has paid principal and interest in accordance with its contractual terms.

In addition, all “other securities” consisted of direct issuance trust preferred securities with a book value of $24.7 million. These securities had an unrealized loss of $1.2 million as of September 30, 2011.

We concluded that the unrealized loss positions on securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  Accordingly, we have not recognized any additional OTTI on the securities in our investment portfolio in 2011.

The decision to sell several mortgage-backed securities with a book value of $86.4 million was made during the third quarter 2011, based primarily on the expectation that these securities would have an increase in prepayment speeds.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Loans on real estate:
Residential and Commercial	$695,027	$680,895
Construction	50,614	57,351
Equity lines of credit	47,040	50,289
Commercial loans	237,454	350,725
Agricultural loans	11,810	14,413
Lease financing	3,143	3,143
Installment loans to individuals	24,523	28,582
Overdrafts	382	565
SBA and other	20,082	20,443
	1,090,075	1,206,406
Less:
Allowance for loan losses	(35,852)	(47,069)
Unearned discount	(1,717)	(1,826)
Net Loans	$1,052,506	$1,157,511

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$38,855	$46,866	$47,069	$51,991
Provision for loan losses	1,000	2,500	4,000	14,900
Loans charged-off	(4,135)	(7,953)	(16,982)	(26,142)
Recoveries on loans previously charged-off	132	485	1,765	1,149
Balance, end of period	$35,852	$41,898	$35,852	$41,898

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

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-offs	(15,562)	(95)	(1,325)	(16,982)
Recoveries	1,600	39	126	1,765
Provision	4,739	(63)	(676)	4,000
Balance as of September 30, 2011	$30,251	$133	$5,468	$35,852

Balance as of June 30, 2011	$32,339	$212	$6,304	$38,855
Charge-offs	(3,616)	(23)	(496)	(4,135)
Recoveries	81	10	41	132
Provision	1,447	(66)	(381)	1,000
Balance as of September 30, 2011	$30,251	$133	$5,468	$35,852

Balances at September 30, 2011:

Allowance for Loan Losses
Individually evaluated	$3,580	$—	$903	$4,483
Collectively evaluated	26,671	133	4,565	31,369
Total	$30,251	$133	$5,468	$35,852

Loans
Individually evaluated	$28,703	$18	$3,452	$32,173
Collectively evaluated	863,641	5,452	187,092	1,056,185
Total	$892,344	$5,470	$190,544	$1,088,358

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated	$5,826	$1	$832	$6,659
Collectively evaluated	33,648	251	6,511	40,410
Total	$39,474	$252	$7,343	$47,069

Loans
Individually evaluated	$66,942	$49	$10,630	$77,621
Collectively evaluated	888,303	6,288	232,368	1,126,959
Total	$955,245	$6,337	$242,998	$1,204,580

The following table details key information regarding the Company’s impaired loans at the dates indicated:

	September 30, 2011	December 31, 2010
	(In thousands)
Impaired loans with a valuation allowance	$14,880	$23,235
Impaired loans without a valuation allowance	17,293	54,386
Total impaired loans	$32,173	$77,621

Valuation allowance related to impaired loans	$4,483	$6,659

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated.

September 30, 2011	Recorded Investment(1)	Unpaid Balance(2)	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD(3)
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$13,460	$19,594	$—	$21,345	$—
Construction Loans	418	2,502	—	314	—
Commercial Loans	1,289	1,392	—	6,787	—
Consumer Loans	1,683	2,038	—	1,929	—
Other	443	858	—	1,043	—
Total	$17,293	$26,384	$—	$31,418	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$10,193	$11,032	$2,710	$18,375	$—
Construction Loans	—	—	—	—	—
Commercial Loans	3,686	3,867	1,273	3,693	—
Consumer Loans	641	647	322	244	—
Other	360	442	178	712	—
Total	$14,880	$15,988	$4,483	$23,024	$—

Total Impaired Loans
Commercial and Residential Real Estate	$23,653	$30,626	$2,710	$39,720	$—
Construction Loans	418	2,502	—	314	—
Commercial Loans	4,975	5,259	1,273	10,480	—
Consumer Loans	2,324	2,685	322	2,173	—
Other	803	1,300	178	1,175	—
Total impaired loans	$32,173	$42,372	$4,483	$54,442	$—

December 31, 2010	Recorded Investment(1)	Unpaid Balance(2)	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD(3)
	(In thousands)
Impaired loans with no related allowance:
Commercial and Residential Real Estate	$33,498	$42,132	$—	$26,865	$—
Construction Loans	—	2,084	—	5,593	—
Commercial Loans	16,639	18,811	—	10,823	—
Consumer Loans	2,082	2,620	—	1,313	—
Other	2,167	2,420	—	1,906	—
Total	$54,386	$68,067	$—	$46,500	$—

Impaired loans with a related allowance:
Commercial and Residential Real Estate	$20,482	$21,316	$5,723	$18,596	$—
Construction Loans	—	—	—	758	—
Commercial Loans	2,753	2,803	935	2,734	—
Consumer Loans	—	1	1	15	—
Other	—	—	—	33	—
Total	$23,235	$24,120	$6,659	$22,136	$—

Total Impaired Loans
Commercial and Residential Real Estate	$53,980	$63,448	$5,723	$45,461	$—
Construction Loans	—	2,084	—	6,351	—
Commercial Loans	19,392	21,614	935	13,557	—
Consumer Loans	2,082	2,621	1	1,328	—
Other	2,167	2,420	—	1,939	—
Total impaired loans	$77,621	$92,187	$6,659	$68,636	$—

(1)The recorded investment represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  As nearly all of our impaired loans at September 30, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.

(2)The unpaid balance represents the recorded balance prior to any partial charge-offs.

(3)Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

The following table is a summary of nonaccrual loans and loans past due 90 days still on accrual status:

	September 30, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans	$31,590	$74,304
Loans past due over 90 days still on accrual	$583	$3,317

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Average of individually impaired loans during period	$37,995	$67,873	$54,442	$66,628
Interest income recognized during impairment	$—	$—	$—	$—
Cash-basis interest income recognized	$—	$—	$—	$—

The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $1,632,000 for the nine months ending September 30, 2011 and $1,914,000 for the nine months ending September 30, 2010.

The following table summarizes our past due loans by class as of the dates indicated:

September 30, 2011	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$5,005	$291	$23,362	$28,658	$693,932
Construction Loans	—	—	418	418	50,534
Commercial Loans	2,534	291	4,684	7,509	237,080
Consumer Loans	694	1	2,322	3,017	71,833
Other	1,125	—	804	1,929	34,979
Total	$9,358	$583	$31,590	$41,531	$1,088,358

December 31, 2010	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and Residential Real Estate	$13,273	$2,124	$51,857	$67,254	$679,864
Construction Loans	—	—	—	—	57,265
Commercial Loans	6,349	953	18,438	25,740	350,194
Consumer Loans	605	240	1,842	2,687	79,316
Other	1,328	—	2,167	3,495	37,941
Total	$21,555	$3,317	$74,304	$99,176	$1,204,580

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

The following table provides detail for the risk category of loans by class of loans based on the most recent analysis performed as of the dates indicated:

September 30, 2011	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$653,628	$50,195	$224,653	$68,289	$31,705	$1,028,470
Special Mention	1,413	—	89	99	1,901	3,502
Substandard	39,986	419	12,712	3,557	1,429	58,103
Doubtful	—	—	—	—	—	—
Subtotal	695,027	50,614	237,454	71,945	35,035	1,090,075
Less: Unearned Discount	(1,095)	(80)	(374)	(113)	(55)	(1,717)
Loans, net of unearned discount	$693,932	$50,534	$237,080	$71,832	$34,980	$1,088,358

December 31, 2010	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$589,301	$57,351	$290,573	$75,999	$33,896	$1,047,120
Special Mention	7,589	—	22,295	1	594	30,479
Substandard	84,006	—	37,858	3,435	3,508	128,807
Doubtful	—	—	—	—	—	—
Subtotal	680,896	57,351	350,726	79,435	37,998	1,206,406
Less: Unearned Discount	(1,032)	(86)	(532)	(119)	(57)	(1,826)
Loans, net of unearned discount	$679,864	$57,265	$350,194	$79,316	$37,941	$1,204,580

The book balance of troubled debt restructurings at September 30, 2011 and December 31, 2010 was $14.1 million and $23.6 million, respectively.  Approximately, $1.7 million and $1.3 million in specific reserves have been established with respect to these loans as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

During the period ending September 30, 2011, the terms of six loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

No modifications involving a reduction of the stated interest rate were made during the period ended September 30, 2011. One modification involving an extension of the maturity date was made for an extended maturity of five months.  Three loans were modified to reflect changes in payment schedules. With respect to the two remaining troubled debt restructurings modified during the nine months ended September 30, 2011, a portion of the principal balance will be forgiven, if certain scheduled payments are made, in the amount of $2.7 million.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine months ending September 30, 2011, respectively (in thousands):

Three Months ending September 30, 2011

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Loans	Investment	Investment

Commercial and Residential Loans	—	$—	$—
Construction loans	—	—	—
Commercial loans	2	28	26
Consumer loans	1	72	71
Other	—	—	—
Total	3	$100	$97

Nine Months ending September 30, 2011

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Loans	Investment	Investment

Commercial and Residential Loans	3	$11,547	$11,247
Construction loans	—	—	—
Commercial loans	3	380	374
Consumer loans	1	72	71
Other	—	—	—
Total	7	$11,999	$11,692

The troubled debt restructurings described above increased the allowance for loan losses by $963,000 through the allocation of a specific reserve, and resulted in charge offs of $1,896,000 during the period ending September 30, 2011.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no defaults on troubled debt restructured loans during the quarter ended or nine months ended September 30, 2011.

(4)      Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for September 30, 2011 and September 30, 2010 were as follows (in thousands):

Balance as of December 31, 2009	$37,192
Additions to OREO	37,482
Sales Proceeds	(16,515)
Losses and write-downs, net of gains	(12,459)
Balance as of September 30, 2010	$45,700

Balance as of December 31, 2010	$22,898
Additions to OREO	16,364
Sales Proceeds	(15,995)
Losses and write-downs, net of gains	(1,259)
Balance as of September 30, 2011	$22,008

Expenses related to foreclosed assets include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Write-downs, net of gains on sales	$435	$7,356	$1,259	$12,459
Operating expenses, net of rental income	(345)	480	60	1,241
Total expenses related to foreclosed assets	$90	$7,836	$1,319	$13,700

(5)      Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values.  The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.  As of September 30, 2011 and December 31, 2010, the Company’s only intangible asset was its Core Deposit Intangible.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful life	2011	2010
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(51,995)	(48,921)
Other intangible assets, net		$10,980	$14,054

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Amortization expense	$1,018	$1,285	$3,074	$3,885

(6)                  Borrowings

At September 30, 2011, our outstanding borrowings were $110,181,000 as compared to $163,239,000 at December 31, 2010. These borrowings at September 30, 2011 consisted of term notes at the Federal Home Loan Bank (“FHLB”).  We also maintain a line of credit at the FHLB.  However, as of September 30, 2011 and December 31, 2010, there was no balance outstanding on this line of credit.

The Bank has executed a specific pledging and security agreement with the FHLB in the amount of $303,616,000 at September 30, 2011 and $368,361,000 at December 31, 2010, which encompasses certain loans and securities as collateral for these borrowings.  The maximum credit allowance for future borrowings, including term notes and the line of credit, was $193,434,000 at September 30, 2011 and $205,122,000 at December 31, 2010.

The interest rate on the line of credit varies with the federal funds rate, and was 0.22% at September 30, 2011.  The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%.

The FHLB term advances carry prepayment penalties if paid prior to the earlier of  maturity date or the date FHLB elects to convert the advances from a fixed to variable interest rate. During the quarter ended September 30, 2011 the Company paid off $51.0 million in FHLB term advances prior to maturity and recognized a prepayment penalty of $2.7 million.

(7)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.85% and 5.87% as of September 30, 2011 and December 31, 2010, respectively.  The subordinated debentures were issued in four separate series.  Each issuance has a maturity of thirty years from its date of issue.  The subordinated debentures were issued to trusts established by the Company (“Trusts”), which in turn issued $40 million of trust preferred securities.  Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trusts, the debentures or the preferred securities.  As of September 30, 2011, the Company was in compliance with all financial covenants of these subordinated debentures.

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

Although the securities issued by each of the Trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes.  Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts, qualify as Tier 1 capital up to a maximum of 25% of capital on an aggregate basis.  Any amount that exceeds 25% qualifies as Tier 2 capital.  At September 30, 2011, the entire $40 million of securities qualified for Tier 1 capital.

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

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2011 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Next Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	3/7/2012	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2012	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2012	Variable	LIBOR + 2.65%	2.90%	10/15/2011
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2012	Variable	LIBOR + 3.10%	3.35%	10/7/2011

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2011	December 31, 2010
	(In thousands)
Commitments to extend credit:
Variable	$248,356	$214,442
Fixed	23,996	23,169
Total commitments to extend credit	$272,352	$237,611

Standby letters of credit	$12,667	$13,888

At September 30, 2011, the rates on the fixed rate commitments to extend credit ranged from 2.22 to 8.25%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at September 30, 2011
State and municipal	$—	$5,048	$37,370	$42,418
Mortgage-backed securities – agency/residential	—	206,321	—	206,321
Mortgage-backed securities – private/residential	—	771	—	771
Marketable equity	—	1,519	—	1,519
Other securities	—	33,494	—	33,494
Derivative assets	—	—	270	270
Derivative liabilities	—	—	(270)	(270)

Assets/Liabilities at December 31, 2010
U.S. government agencies and government-sponsored entities	$—	$21,770	$—	$21,770
State and municipal	—	7,368	34,770	42,138
Mortgage-backed securities – agency/residential	—	310,810	—	310,810
Mortgage-backed securities – private/residential	—	3,606	—	3,606
Marketable equity	—	1,519	—	1,519
Other securities	—	9,687	—	9,687
Derivative assets	—	—	373	373
Derivative liabilities	—	—	(352)	(352)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2011.

See Note 11, Derivatives and Hedging Activity, for further discussion of derivatives as of September 30, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended September 30, 2011		Nine Months Ended September 30, 2011
	Net Derivative Assets and Liabilities	State and Municipal Securities	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Beginning Balance	$6	$37,502	$21	$34,770
Total unrealized gains (losses) included in:
Net loss	(6)	—	(21)	—
Other comprehensive income	—	(132)	—	2,600
Purchases, sales, issuances, and settlements, net	—	—	—	—
Transfers in and (out) of level three	—	—	—	—
Balance September 30, 2011	$—	$37,370	$—	$37,370

For the three and nine months ended September 30, 2011, the entire amount of other comprehensive income (loss) for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains (losses).

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.  The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2011
Impaired loans:
Commercial and Residential Real Estate	$—	$—	$8,238	$8,328
Construction	—	—	—	—
Commercial	—	—	2,412	2,412
Consumer	—	—	995	995
Other	—	—	475	475
Total impaired loans	$—	$—	$12,120	$12,120
Loans held for sale	$—	$—	$14,200	$14,200

Assets at December 31, 2010
Impaired loans	$—	$—	$28,749	$28,749
Loans held for sale	$—	$—	$14,200	$14,200

Total impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $27,690,000 at September 30, 2011 (after netting a $4,483,000 specific valuation allowance included in the allowance for loan losses) of which $12,120,000 was carried at fair value (after netting a $4,483,000 specific valuation allowance included in the allowance for loan losses) and $15,570,000 was carried at cost.  The $12,120,000 of impaired loans carried at fair value were carried at fair value as a result of either a partial charge-off or the aforementioned specific valuation allowance.  There have been $10,199,000 of cumulative partial charge-offs through September 30, 2011 on these impaired loans carried at fair value.  The impaired loans carried at cost at September 30, 2011 were carried at cost as the fair value of the collateral on these loans exceeded the book value for each individual credit.  Charge-offs and changes in specific valuation allowances during 2011 on impaired loans carried at fair value at September 30, 2011 resulted in an additional specific provision for loan losses of $4,308,000 during the third quarter 2011 and $13,042,000 for the nine months ended September 30, 2011.  This specific provision was partially offset by a $9,042,000 reduction to the general component of the allowance for loan losses.

Loans held for sale, which are carried at the lower of cost or fair value, were carried at the fair value of $14,200,000 as of September 30, 2011 and December 31, 2010.  As of September 30, 2011 and December 31, 2010, a single commercial real estate loan consisting of an outstanding balance of $24,351,000, less charge-offs, represented the balance in loans held for sale.

At December 31, 2010, impaired loans had a carrying amount of $70,962,000 (after netting the $6,659,000 specific valuation allowance) of which $28,749,000 was carried at fair value (after netting the aforementioned $6,659,000 specific valuation allowance) and $42,213,000 were carried at cost.  The $28,749,000 of impaired loans carried at fair value were carried at fair value as a result of either a partial charge-off or the aforementioned specific valuation allowance.  There were $14,566,000 of cumulative partial charge-offs at December 31, 2010.  The impaired loans carried at cost at December 31, 2010 were carried at cost as the fair value of the collateral on these loans exceeded the book value for each individual credit.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2011
Other real estate owned and foreclosed assets	$—	$—	$22,008	$22,008

Assets at December 31, 2010
Other real estate owned and foreclosed assets	$—	$—	$22,898	$22,898

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

Other real estate owned had a carrying amount of $22,008,000 at September 30, 2011, which is made up of an outstanding balance of $35,913,000, with a valuation allowance of $13,905,000.  OREO, write-downs and sales in 2011 resulted in the valuation allowance increasing by $39,000 in the third quarter 2011.

Other real estate owned had a carrying amount of $22,898,000 at December 31, 2010, which was made up of an outstanding balance of $34,538,000, with a valuation allowance of $11,640,000.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$93,226	$93,226	$141,465	$141,465
Securities available for sale	284,523	284,523	389,530	389,530
Securities held to maturity	15,591	16,392	11,927	12,425
Bank stocks	14,306	n/a	17,211	n/a
Loans, net	1,052,506	1,085,099	1,157,511	1,181,003
Loans held for sale	14,200	14,200	14,200	14,200
Accrued interest receivable	6,076	6,076	5,910	5,910
Interest rate swaps, net	—	—	21	21

Financial liabilities:
Deposits	1,330,661	1,330,597	1,462,351	1,464,117
Securities sold under agreements to repurchase and federal funds purchased	16,392	16,392	30,113	30,113
Long term borrowings	110,181	120,836	163,239	173,213
Subordinated debentures	41,239	33,611	41,239	33,744
Accrued interest payable	7,076	7,076	5,419	5,419

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

(d) Interest Rate Swaps, net

The fair value for interest rate swaps are determined by netting the discounted future fixed cash receipts, or payments, and the discounted expected variable cash payments, or receipts.  The variable cash payments, or receipts, are determined from an expectation of future interest rates derived from forward interest rate curves.  The use of expected future interest rates is both a significant and unobservable input in deriving the estimated fair value of these instruments.

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The Incentive Plan authorizes grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan.  As of September 30, 2011 and December 31, 2010, there were 1,668,959 and 1,768,186 shares of unvested stock granted (net of forfeitures), with 5,870,918 and 5,941,028 shares available for grant under the Incentive Plan, respectively.  Of the 1,668,959 shares unearned at September 30, 2011, approximately 985,000 shares are expected to vest.

Of the 914,773 shares of restricted stock outstanding with a performance condition, we expect that 325,607 shares will vest and that the remaining shares will expire unvested.  The performance shares that are expected to vest relate to a portion of the shares granted to Paul Taylor, our Chief Executive Officer, Christopher Treece, our Chief Financial Officer, and Michael Hobbs, our Bank President. The grant dates of these shares range from August 2010 through August 2011. A portion of the shares expected to vest have a time vesting schedule contingent upon the termination of our Written Agreement dated January 22, 2010.  The remaining performance shares are contingent upon the meeting of certain return on asset and net income performance measures, as well as the termination of our Written Agreement.  The specific number of these performance-based shares expected to vest that are subject to return on asset and net income performance measures is determined by where the metric’s actual performance falls within a 90% (“threshold level”) to 110% (“maximum level”) range of the performance target (“target level”).  The number of vested shares would be determined on a continuous scale by interpolation, with 25% of the targeted shares vesting at the threshold level, 100% of the shares vesting at the target level and 200% of the targeted shares vesting at the maximum level.  Management expects that the targeted performance goals will be met, which is consistent with the level of expense currently being recognized over the vesting period.  Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2010	1,768,186	$4.68
Awarded	1,321,582	1.30
Forfeited	(1,251,472)	3.60
Vested	(169,337)	3.75
Unearned at September 30, 2011	1,668,959	$3.14

The Company recognized $457,000 and $832,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The total income tax effect recognized on the consolidated balance sheets for share-based compensation arrangements was a $174,000 deferred tax asset created as a result of the expense recognized netted against a $151,000 deferred tax asset write-off resulting from the difference between the grant date value and fair value of vested awards.  There was no direct income statement effect for the nine months ended September 30, 2011 for taxes related to share-based compensation due to the deferred tax valuation allowance.  The total income tax effect recognized on the consolidated statements of condition for share-based compensation arrangements was a $54,000 expense for the nine months ended September 30, 2010.  At September 30, 2011, compensation cost of $996,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.  The fair value of awards that vested in the nine months ended September 30, 2011 was approximately $237,000.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2011.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of September 30, 2011:

Derivatives not designated as hedging instruments Interest rate products	$270	$270

Total derivatives not designated as hedging instruments	$270	$270

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

As of September 30, 2011, the Company had two interest rate swaps with customers with a total notional amount of $21,895,000, and two offsetting interest rate swaps with a total notional amount of $21,895,000, for an aggregate notional amount of $43,789,000 related to this program.  As of December 31, 2010, the Company had two interest rate swaps with customers with a total notional amount of $23,136,000, and two offsetting interest rate swaps with a total notional amount of $23,136,000, for an aggregate notional amount of $46,271,000 related to this program.

Effect of Derivative Instruments on the Consolidated Income Statement

Derivatives Not		Amount of Gain (Loss) Recognized in Income on Derivative
Designated as	Location of Gain or	Three Months Ended		Nine Months Ended
Hedging	(Loss) Recognized in	September 30,		September 30,
Instruments	Income on Derivative	2011	2010	2011	2010
		(In thousands)
Interest rate products	Other noninterest income	$(6)	$(15)	$(21)	$(34)
Total		$(6)	$(15)	$(21)	$(34)

(12)            Capital Ratios

The Company’s capital ratios are above the regulatory capital threshold of “well-capitalized” at September 30, 2011 and December 31, 2010 as follows:

	Ratio at September 30, 2011	Ratio at December 31, 2010	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.64%	14.99%	8.00%	N/A
Guaranty Bank and Trust Company	15.90%	14.07%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.37%	8.57%	4.00%	N/A
Guaranty Bank and Trust Company	14.63%	12.80%	4.00%	6.00%
Leverage Ratio
Consolidated	11.36%	6.25%	4.00%	N/A
Guaranty Bank and Trust Company	10.82%	9.33%	4.00%	5.00%

The early conversion of our Series A Convertible Preferred Stock on September 30, 2011 significantly increased our Tier 1 capital ratio from 8.57% at December 31, 2010 to 15.37% at September 30, 2011. In addition, our Leverage ratio improved from 6.25% at December 31, 2010 to 11.36% at September 30, 2011. See Note 15 for further discussion regarding the conversion.

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

In addition, the Written Agreement places restrictions on the Bank accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits.  The Written Agreement also provides that written approval must be obtained from federal banking regulators prior to appointing any new director or senior executive officer, changing the responsibilities of any senior executive officer or making indemnification and severance payments.  Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends.  Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

(14)            Total Comprehensive Income (Loss)

The following table presents the components of other comprehensive income and total comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$2,153	$(4,007)	$4,076	$(10,206)
Other comprehensive income:
Change in net unrealized gains, net	5,384	671	11,042	3,892
Less: Reclassification adjustments for net losses (gains) included in income, including impairment charges	(3,018)	(82)	(3,420)	(97)
Net unrealized holding gains	2,366	589	7,622	3,795
Income tax expense	(899)	(224)	(2,897)	(1,443)
Other comprehensive income	1,467	365	4,725	2,352
Total comprehensive income (loss)	$3,620	$(3,642)	$8,801	$(7,854)

(15)            Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, with a liquidation preference of $1,000 per share, which resulted in additional capital of $57,846,000, net of expenses.  The Company paid quarterly dividends in the form of additional shares of Series A convertible Preferred Stock since November 2009. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock was treated as cumulative preferred stock (i.e., a restricted core capital element for Tier 1 capital purposes).  The outstanding balance, net of stock issuance costs, of Series A Convertible Preferred Stock was $0 and $64,818,000 at September 30, 2011 and December 31, 2010, respectively.  The liquidation preference for the Series A Convertible Preferred Shares was $0 and $66,025,000 at September 30, 2011 and December 31, 2010, respectively.

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011,  whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share.  As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash.  On September 29, 2011, the transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77.9 million (carrying value of $76.6 million), were converted into approximately 51.9 million shares of the Company’s common stock, including approximately 12.7 million shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15.2 million.

The $15.2 million non-cash adjustment is comprised of $4.8 million relating to the special PIK dividend of 7,300 shares and $10.4 million resulting from the reduction in the conversion price from $1.80 to $1.50.  In addition, $4.6 million in scheduled preferred PIK dividends were paid during the nine months ended September 30, 2011.  The aggregate of these dividends and other non-cash adjustments is $19.8 million, representing the difference between net income and net income applicable to common shareholders.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and mostly small and medium-sized businesses, including the owners and employees of those businesses.  These banking products and services include accepting time and demand deposits, originating commercial loans (including energy loans), real estate loans (including construction loans), Small Business Administration guaranteed loans, private banking loans and consumer loans.  Through its Private Banking Group, the Bank provides investment management services, personal trust administration, estate settlement and self-directed IRAs.  We derive our income primarily from interest, including loan origination fees, received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts and personal trust services.  Our major operating expenses include interest we pay on deposits and borrowings and general operating expenses.  We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change - Favorable (Unfavorable)	2011	2010	Change - Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$18,503	$21,922	$(3,419)	$56,509	$67,296	$(10,787)
Interest expense	3,391	5,726	2,335	11,940	18,335	6,395
Net interest income	15,112	16,196	(1,084)	44,569	48,961	(4,392)
Provision for loan losses	1,000	2,500	1,500	4,000	14,900	10,900
Net interest income after provision for loan losses	14,112	13,696	416	40,569	34,061	6,508
Noninterest income	5,529	2,553	2,976	11,145	8,700	2,445
Noninterest expense	17,488	22,712	5,224	47,638	59,257	11,619
Income (loss) before income taxes	2,153	(6,463)	8,616	4,076	(16,496)	20,572
Income tax benefit	—	(2,456)	(2,456)	—	(6,290)	(6,290)
Net income (loss)	$2,153	$(4,007)	$6,160	$4,076	$(10,206)	$14,282

Net loss applicable to common stockholders	$(14,649)	$(5,428)	$(9,221)	$(15,730)	$(14,377)	$(1,353)

Common Share Data:
Basic loss per common share	$(0.28)	$(0.11)	$(0.17)	$(0.30)	$(0.28)	$(0.02)
Diluted loss per common share	$(0.28)	$(0.11)	$(0.17)	$(0.30)	$(0.28)	$(0.02)
Average common shares outstanding	51,828,165	51,698,129	130,036	51,815,618	51,655,592	160,026
Diluted average common shares outstanding	51,828,165	51,698,129	130,036	51,815,618	51,655,592	160,026

Average equity to average assets	9.61%	9.71%	(1.03)%	9.14%	9.56%	4.39%
Return on average equity	5.06%	(8.34)%	N/M	3.31%	(7.10)%	N/M
Return on average assets	0.49%	(0.81)%	N/M	0.30%	(0.68)%	N/M

N/M = Not meaningful

	September 30,	September 30,	Percent
	2011	2010	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	16.64%	15.28%	8.90%
Loans, net of unearned discount to deposits	81.79%	85.26%	(4.07)%
Allowance for loan losses to loans, net of unearned discount	3.29%	3.25%	1.23%

The $2.2 million third quarter 2011 net income (excluding the preferred stock dividend) is a $6.2 million improvement from the third quarter 2010 net loss of $4.0 million (excluding the preferred stock dividend).  On a pre-tax basis, the improvement in net income was $8.6 million for the third quarter 2011 as compared to the same quarter in 2010, due to $7.7 million in lower costs associated with problem assets, a $3.0 million improvement in noninterest income due to a change in net gains/losses on sale of securities, a reduction in loan loss provision expense of $1.5 million, partially offset by  a $2.7 million prepayment penalty on Federal Home Loan Bank (“FHLB”) term advances and a $1.1 million reduction in net interest income.

The earnings per common share calculation for the third quarter 2011 included a non-cash adjustment of approximately $16.8 million, or $0.32 per basic and diluted common share, related to the regular quarterly paid-in-kind dividend on the Company’s Series A Convertible Preferred Stock and the previously announced transaction that accelerated the conversion of the Series A Convertible Preferred Stock into common stock. With this adjustment to earnings per common share, the Company reported a loss of $0.28 per basic and diluted common share for the current quarter compared to a loss of $0.11 per basic and diluted common share for the same period a year ago. Without this adjustment, the Company would have reported positive earnings per common share. This adjustment was the final adjustment to the earnings per share computation related to the Company’s Series A Convertible Preferred Stock.  As a result of the accelerated conversion of all shares of our preferred stock, the 9% dividend on such shares was eliminated and the Company’s consolidated capital ratios improved significantly.  The $16.8 million non-cash adjustment is comprised of $4.8 million related to the special PIK dividend of 7,300 preferred shares, $ 10.4 million relating to the reduction of the conversion price from $1.80 to $1.50 and $1.6 million relating to the scheduled August 15, 2011 preferred PIK dividend.

For the nine months ended September 30, 2011, net income was $4.1 million (excluding the preferred stock dividends) compared to a net loss of $10.2 million (excluding the preferred stock dividends) for the same period in 2010.  After giving effect to the preferred stock dividends and the accelerated conversion discussed above, the loss per basic and diluted common share for the first nine months of 2011 was approximately $0.30 per share compared to a loss per basic and diluted common share of $0.28 for the same period in 2010.  The improvement in net income is due mostly to a $10.9 million reduction in provision for loan losses, a reduction in expenses related to other real estate owned of $12.4 million, a $2.0 million reduction in FDIC assessments, and an increase in noninterest income of $2.4 million primarily due to a change in net gains/losses on sale of assets. These expense reductions and income improvements were partially offset by a $4.4 million decrease in net interest income for the year-to-date period in 2011 as compared to 2010, due mostly to a reduced level of earning assets in 2011, a $2.7 million prepayment penalty on Federal Home Loan Bank term advances in 2011, and a reduction in income tax benefit of $6.3 million.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Net interest income	$15,112	$14,747	$14,710	$15,394	$16,196
Interest rate spread	3.26%	3.18%	3.05%	3.02%	3.17%
Net interest margin	3.62%	3.56%	3.42%	3.39%	3.53%
Net interest margin, fully tax equivalent	3.69%	3.62%	3.49%	3.46%	3.61%

Third quarter 2011 net interest income of $15.1 million increased by $0.4 million compared to the second quarter 2011, and decreased by $1.1 million from the third quarter 2010.  The Company’s net interest margin of 3.62% for the third quarter 2011 reflected an increase of six basis points from the second quarter 2011 and an increase of nine basis points from the third quarter 2010, representing three consecutive quarters of improving net interest margin.

Net interest income decreased by $1.1 million in the third quarter 2011 as compared to the same quarter in 2010, with $1.9 million related to an unfavorable volume variance partially offset by a $0.8 million favorable rate variance (see Table 5).  The volume variance was primarily attributable to a $247.9 million decrease in average loan balances as the Company worked to reduce its overall risk profile.  The favorable rate variance was attributed to reduced deposit costs, specifically money market accounts and higher-cost time deposits. The decrease in loan balances, coupled with a 22 basis point decrease in loan yield, contributed to a $4.1 million decrease in loan interest income.  This decline in loan interest income was partially offset by a $2.3 million decrease in deposit costs and a $0.9 million increase in interest on taxable investments.  The cost of deposits decreased from 1.24% in the third quarter 2010 to 0.58% in the third quarter 2011 due primarily to a reduction in time deposit expense as the Company actively worked to reduce the level of brokered time deposits.  The increase in taxable investments was due to purchases of securities intended to offset the decline in loan balances.  The average balance of taxable investment securities increased by $70.2 million in the third quarter 2011 as compared to the same quarter in 2010.  The Company believes that it remains asset sensitive at the end of the third quarter 2011, whereby an increase in rates will have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Table 18).

Net interest income increased by $0.4 million during the third quarter 2011 compared to the second quarter 2011. The increase in net interest income is comprised of a $0.2 million decrease in interest income due to lower loan fee income. Offsetting this slight decline, interest expense decreased by $0.5 million due to a $72.0 million reduction in average time deposits, mostly higher-cost, brokered time deposits.  During the first nine months of 2011, the Company had approximately $140.2 million of brokered deposits mature, with most of the maturities occurring late in the first quarter and early in the second and third quarters.  Throughout the remainder of 2011, the Company has approximately $29.2 million of brokered time deposits maturing with a weighted average cost of 1.86% that the Company does not expect to renew.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net interest income	$44,569	$48,961
Interest rate spread	3.16%	3.12%
Net interest margin	3.53%	3.50%
Net interest margin, fully tax equivalent	3.60%	3.58%

For the nine month period ended September 30, 2011, net interest income decreased by $4.4 million, or 9.0%, as compared to the same period in 2010.  This decrease is due to a $5.3 million unfavorable volume variance partially offset by a $0.9 million favorable rate variance (see Table 5).

The $5.3 million unfavorable volume variance for the year-to-date period in 2011 as compared to the same period in 2010 results from a $184.6 million decrease in average earning assets.  Average loan balances decreased by $284.2 million for the first nine months of 2011 as compared to the same period in 2010.  Partially offsetting the decline in average loan balances, average investment securities and bank stocks increased by $111.5 million for the year-to-date period in 2011 as compared to the same period in 2010.  Partially offsetting the decline in average earning assets was a decrease in higher cost time deposit balances.  Average time deposits decreased by $296.6 million for the first nine months of 2011 as compared to the same period in 2010, creating a favorable $3.8 million volume variance.

The favorable rate variance of $0.9 million for year-to-date 2011, compared to year-to-day 2010, is primarily attributable to a 29 basis point increase in the yield on taxable investment securities combined with a 37 basis point decrease in the cost of interest-bearing liabilities due mostly to the maturity of higher-cost time deposits.  These favorable changes were partially offset by a 23 basis point reduction in loan yield resulting mostly from increased competition in the sustained low rate environment.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,103,832	$14,900	5.36%	$1,351,752	$19,012	5.58%
Investment securities (1)
Taxable	341,521	2,853	3.31%	271,357	1,966	2.87%
Tax-exempt	43,119	498	4.57%	57,119	682	4.73%
Bank Stocks (4)	16,658	166	3.97%	17,174	185	4.25%
Other earning assets	150,471	86	0.23%	122,658	77	0.25%
Total interest-earning assets	1,655,601	18,503	4.43%	1,820,060	21,922	4.78%
Non-earning assets:
Cash and due from banks	8,197			25,147
Other assets	94,624			117,621
Total assets	$1,758,422			$1,962,828

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$188,522	$76	0.16%	$168,310	$87	0.20%
Money market	371,701	421	0.45%	341,511	662	0.77%
Savings	87,276	44	0.20%	77,027	43	0.22%
Time certificates of deposit	271,405	812	1.19%	594,442	2,896	1.93%
Total interest-bearing deposits	918,904	1,353	0.58%	1,181,290	3,688	1.24%
Borrowings:
Repurchase agreements	19,395	19	0.40%	17,501	26	0.60%
Federal funds purchased (5)	1	—	0.46%	48	—	0.98%
Subordinated debentures (6)	47,408	720	6.03%	44,622	683	6.07%
Borrowings	161,730	1,299	3.19%	164,259	1,329	3.21%
Total interest-bearing liabilities	1,147,438	3,391	1.17%	1,407,720	5,726	1.61%
Noninterest bearing liabilities:
Demand deposits	434,207			347,288
Other liabilities	7,844			17,160
Total liabilities	1,589,489			1,772,168
Stockholders’ Equity	168,933			190,660
Total liabilities and stockholders’ equity	$1,758,422			$1,962,828
Net interest income		$15,112			$16,196
Net interest margin			3.62%			3.53%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.69% and 3.61% for the three months ended September 30, 2011 and 2010, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.3 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the third quarter 2011 and 2010 rounded to zero.

(6) Includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

Table 4 (Continued)

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,136,304	$45,433	5.35%	$1,420,534	$59,245	5.58%
Investment securities (1)
Taxable	345,740	8,836	3.42%	217,503	5,097	3.13%
Tax-exempt	42,019	1,484	4.72%	58,270	2,106	4.83%
Bank Stocks (4)	16,680	495	3.97%	17,140	552	4.30%
Other earning assets	146,075	261	0.24%	157,943	296	0.25%
Total interest-earning assets	1,686,818	56,509	4.48%	1,871,390	67,296	4.81%
Non-earning assets:
Cash and due from banks	15,878			24,654
Other assets	95,490			113,337
Total assets	$1,798,186			$2,009,381

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$186,159	$224	0.16%	$167,715	$251	0.20%
Money market	357,316	1,371	0.51%	334,133	2,055	0.82%
Savings	85,001	127	0.20%	74,782	135	0.24%
Time certificates of deposit	353,549	4,146	1.57%	650,196	9,954	2.05%
Total interest-bearing deposits	982,025	5,868	0.80%	1,226,826	12,395	1.35%
Borrowings:
Repurchase agreements	19,538	60	0.41%	18,131	101	0.75%
Federal funds purchased (5)	16	—	1.12%	113	1	0.90%
Subordinated debentures (6)	46,701	2,121	6.07%	44,004	1,894	5.71%
Borrowings	162,737	3,891	3.20%	164,290	3,944	3.21%
Total interest-bearing liabilities	1,211,017	11,940	1.32%	1,453,364	18,335	1.69%
Noninterest bearing liabilities:
Demand deposits	414,551			350,777
Other liabilities	8,178			13,161
Total liabilities	1,633,746			1,817,302
Stockholders’ Equity	164,440			192,079
Total liabilities and stockholders’ equity	$1,798,186			$2,009,381
Net interest income		$44,569			$48,961
Net interest margin			3.53%			3.50%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.60% and 3.58% for the nine months ended September 30, 2011 and 2010, respectively.  The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $1.2 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the nine months ended September 30, 2011 rounded to zero.

(6) Includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

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

Table 5

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(4,112)	$(740)	$(3,372)	$(13,812)	$(2,364)	$(11,448)
Investment Securities
Taxable	887	330	557	3,739	498	3,241
Tax-exempt	(184)	(22)	(162)	(622)	(47)	(575)
Bank Stocks	(19)	(14)	(5)	(57)	(42)	(15)
Other earning assets	9	(6)	15	(35)	(14)	(21)
Total interest income	(3,419)	(452)	(2,967)	(10,787)	(1,969)	(8,818)
Interest expense:
Deposits:
Interest-bearing demand	(11)	(24)	13	(27)	(62)	35
Money market	(241)	(306)	65	(684)	(839)	155
Savings	1	(3)	4	(8)	(39)	31
Time certificates of deposit	(2,084)	(865)	(1,219)	(5,808)	(1,969)	(3,839)
Repurchase agreements	(7)	(10)	3	(41)	(50)	9
Federal funds purchased	—	—	—	(1)	(1)	—
Subordinated debentures	37	(5)	42	227	108	119
Borrowings	(30)	(10)	(20)	(53)	(16)	(37)
Total interest expense	(2,335)	(1,223)	(1,112)	(6,395)	(2,868)	(3,527)
Net interest income	$(1,084)	$771	$(1,855)	$(4,392)	$899	$(5,291)

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

In the third quarter 2011, the Company recorded a provision for loan losses of $1.0 million, compared to $2.5 million in the third quarter 2010.  On a year-to-date basis in 2011, the Company recorded a provision for loan losses of $4.0 million as compared to $14.9 million for the same period in 2010.

The provision for loan losses in the third quarter 2011 consisted of approximately $4.3 million related to the change in the specific component of the allowance for loan losses, net of charge-offs, partially offset by a $3.3 million decrease to the general component of the allowance for loan losses.  The general component of the provision for loan losses is significantly affected by historical charge-offs, the level of classified loans, the overall level of loans and management’s judgment with respect to current economic conditions.

The Company determined that the provision for loan losses made during the third quarter 2011 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of September 30, 2011.

Net charge-offs in the third quarter 2011 were $4.0 million, as compared to $7.5 million for the same quarter in 2010.  Approximately half of the net charge-offs in the third quarter 2011 were specifically allocated for at June 30, 2011.  Net charge-offs for the first nine months of 2011 were $15.2 million as compared to $25.0 million for the same period in 2010.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Noninterest income:
Customer service and other fees	$2,393	$2,386	$2,314	$2,430	$2,343
Gain (loss) on sale of securities	3,018	(312)	714	216	82
Other-than-temporary impairment (OTTI) of securities	—	—	—	(3,500)	—
Other	118	262	252	256	128
Total noninterest income	$5,529	$2,336	$3,280	$(598)	$2,553

The $3.2 million increase in noninterest income in the third quarter 2011 as compared to the second quarter 2011 reflects a $3.3 million change in gain/loss on sale of securities from the $0.3 million loss recognized in the second quarter to the $3.0 million gain recognized in the third quarter.  The decision to sell several mortgage-backed securities was primarily based on the expectation that these securities were expected to have significant increases in prepayment speeds, as well as an opportunity to retire $51.0 million of higher-cost FHLB term advances.  The Company determined that it would be advantageous to recognize the unrealized gain on these securities, rather than holding the securities and be repaid at par value. Excluding the $3.0 million gain on securities recognized in the third quarter 2011, noninterest income remained relatively flat compared to the same quarter in 2010.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Noninterest income:
Customer service and other fees	$7,093	$6,811
Gain on sale of securities	3,420	97
Gain on sale of loans	—	1,196
Other	632	596
Total noninterest income	$11,145	$8,700

Excluding the $1.2 million gain on sale of loans recognized in June 2010, noninterest income for the nine months ended September 30, 2011 increased by $3.6 million compared to the same period in 2010.  This increase is the result of a $3.3 million increase in net gains on sale of securities, as discussed above.  Additionally, customer service and other fees increased by $0.3 million year over year, primarily as a result of higher overdraft and interchange fee income.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,408	$6,320	$6,615	$6,456	$6,551
Occupancy expense	1,871	1,792	1,883	1,783	1,890
Furniture and equipment	855	913	894	927	850
Amortization of intangible assets	1,018	1,028	1,028	1,283	1,285
Other real estate owned	90	466	763	1,209	7,836
Insurance and assessment	1,017	966	1,225	1,336	1,596
Professional fees	1,016	914	908	824	677
Prepayment penalty	2,672	—	—	—	—
Other general and administrative	2,541	2,275	2,160	2,611	2,027
Total noninterest expense	$17,488	$14,674	$15,476	$16,429	$22,712

The $5.2 million decrease in noninterest expense in the third quarter 2011 as compared to the same period in 2010 is primarily the result of a $7.7 million reduction in expenses related to other real estate owned, partially offset by a $2.7 million prepayment penalty on the early payoff of $51.0 million of FHLB term advances and a $0.2 million aggregate increase in several other non-interest expense categories. As discussed above, the $2.7 million prepayment penalty was fully offset by the gain from the sale of mortgage-backed securities.

Amortization of intangible assets declined by $0.3 million in the current quarter as compared to the same period last year due to accelerated amortization of intangible assets associated with previous acquisitions.

The $7.7 million decrease in other real estate owned expense in the third quarter 2011 as compared to the same period in 2010 is mostly due to a decrease in write-downs on other real estate owned properties resulting from valuation adjustments and sales.  Increased OREO write-offs were recognized in 2010, primarily as a result of the decision to expedite the disposition of certain properties, including two large land parcels.

Insurance and assessments decreased by $0.6 million in the third quarter 2011 as compared to the same quarter in 2010.  The decrease is attributable to an improvement in our risk category used to determine the FDIC insurance assessment and to a lesser extent, an overall decline in total deposits, which were used as the assessment base until April 1, 2011.  Effective April 1, 2011, the FDIC insurance assessment rules changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.  The Company expects that these new rules will have a favorable impact on FDIC insurance assessments for the remainder of 2011.  Had these new rules been in effect for the first quarter 2011, our FDIC insurance premium would have been reduced by approximately $0.2 million.

The $2.8 million increase in noninterest expense in the third quarter 2011 as compared to the second quarter 2011 is due mostly to a $2.7 million prepayment penalty on the early payoff of $51.0 million of FHLB term advances and a $0.5 million aggregate change in several non-interest expense categories, partially offset by a $0.4 million decrease in expense related to other real estate owned.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$19,343	$19,586
Occupancy expense	5,546	5,616
Furniture and equipment	2,662	2,793
Amortization of intangible assets	3,074	3,885
Other real estate owned	1,319	13,700
Insurance and assessment	3,208	5,233
Professional fees	2,838	2,293
Prepayment penalty	2,672	—
Other general and administrative	6,976	6,151
Total noninterest expense	$47,638	$59,257

Noninterest expense for the nine months ended September 30, 2011 decreased by $11.6 million compared to the same period in 2010 primarily due to a $12.4 million decrease in expenses associated with other real estate owned, a $2.0 million decrease in insurance and assessments expenses and a $0.8 million decrease in amortization of intangible assets, partially offset by the $2.7 prepayment penalty on the early payoff of FHLB term advances and a $0.8 million increase in other general and administrative expenses.

On a year-to-date basis in 2011, amortization of intangible asset expense decreased by $0.8 million as compared to 2010 due to the use of accelerated methods to amortize the core deposit intangible asset.

Other real estate owned expense decreased by $11.6 million on a year-to-date basis in 2011 as compared to 2010 is mostly due to a decrease in write-downs on other real estate owned properties resulting from valuation adjustments and sales and an increase in operating income of $0.6 million received from a single property.

Insurance and assessment expense decreased $2.0 million on a year-to-date basis in 2011 compared to 2010 primarily as a result of a favorable change in our risk classification in the third quarter 2010 as well as the change in the FDIC insurance assessment rules on April 1, 2011 as discussed above.

The prepayment penalty of $2.7 million in 2011 is due to the early payoff of $51.0 million of FHLB term advances with a weighted average rate of 3.5% and scheduled maturity dates ranging from November 2011 through February 2014.

The increase in other general and administrative expenses in 2011 over the same period in 2010 is primarily due to an increase in advertising and business development expenses of $0.5 million and a decrease in miscellaneous recoveries of $0.2 million due to mostly to a single recovery received in August 2010.

Income Taxes

The Company did not record any tax benefit or expense for the first nine months of 2011 as compared to a tax benefit of 38.1% for the same period in 2010.  The primary difference between the expected benefit and the effective tax benefit for the third quarter and first nine months of 2010 was tax-exempt income.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions.  This analysis is updated quarterly and adjusted as necessary.  In 2010, based on various tax planning strategies, the Company recorded a partial valuation allowance for deferred tax assets in the amount of $8.5 million.  Based upon the updated quarterly analysis at September 30, 2011, this partial valuation allowance was reduced from $8.1 million as of June 30, 2011 to $7.4 million as of September 30, 2011.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Cash and cash equivalents	$93,226	$134,896	$184,777	$141,465	$109,770
Total investments	314,420	408,806	409,126	418,668	401,131
Total loans	1,088,358	1,091,132	1,126,083	1,204,580	1,289,492
Total assets	1,692,368	1,747,060	1,834,457	1,870,052	1,933,146
Earning assets	1,502,068	1,639,995	1,725,208	1,761,620	1,776,923
Deposits	1,330,661	1,346,183	1,438,320	1,462,351	1,512,479

At September 30, 2011, the Company had total assets of $1.7 billion, which represented a $177.7 million decline as compared to December 31, 2010 and a $240.8 million decline as compared to September 30, 2010.  The decline in assets from December 31, 2010 is mostly due to a $116.2 million decrease in loans, net of unearned discount, partially offset by an $11.2 million decrease in allowance for loan losses.  Other decreases include $48.2 million in cash and due from banks, $104.2 million in investments, and $5.1 million in intangibles and premises and equipment, partially offset by an $84.9 million increase in other assets mostly due to pending settlement of investment security sales.  In addition to scheduled maturities and payments on loans, classified loans declined by $70.7 million from December 30, 2010 to September 30, 2011.

In the third quarter 2011, our classified loans declined by $23.6 million with another decrease of $14.4 million in loans internally classified as special mention or watch.  In addition to this $38.0 million decline in classified and watch rated loans, other real estate owned decreased by $6.4 million in the third quarter 2011.  These declines were the result of the continued execution of our strategic plan to reduce problem assets.

Pass-rated loans consist of all loans not otherwise adversely classified or included on our internal watch list. As described above, loans that are adversely classified or on our internal watch list decreased by $38.0 million in the third quarter. Although total loans declined by $2.8 million in the third quarter 2011, our pass-rated loans increased by $22.1 million during the third quarter 2011.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Real estate - Residential and Commercial	$695,027	$675,283	$659,018	$680,895	$740,106
Real estate - Construction	50,614	45,421	50,539	57,351	56,624
Equity lines of credit	47,040	48,129	49,399	50,289	51,903
Commercial	237,454	258,990	305,627	350,725	370,281
Agricultural	11,810	14,193	12,582	14,413	16,088
Consumer	24,523	25,912	26,942	28,582	30,303
Leases receivable and other	23,607	24,748	23,521	24,151	26,236
Total gross loans	1,090,075	1,092,676	1,127,628	1,206,406	1,291,541
Less: allowance for loan losses	(35,852)	(38,855)	(46,879)	(47,069)	(41,898)
Unearned discount	(1,717)	(1,544)	(1,545)	(1,826)	(2,049)
Loans, net of unearned discount	$1,052,506	$1,052,277	$1,079,204	$1,157,511	$1,247,594

Loans held for sale at lower of cost or market	$14,200	$14,200	$14,200	$14,200	$—

There were $792.7 million of real estate loans at September 30, 2011 compared to $788.5 million at December 31, 2010 and $848.6 million at September 30, 2010.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital.  For our Bank, the total reported loans for construction, land development and land represented 67% of capital at September 30, 2011, as compared to 85% at December 31, 2010 and 86% at September 30, 2010.  For our Bank, the total reported commercial real estate loans (excluding loans held for sale) represented 253% of capital at September 30, 2011, as compared to 293% at December 31, 2010, and 297% at September 30, 2010.  Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral.  The overall decline in loans in 2011 and 2010 is partially attributable to management’s efforts to mitigate overall risk within the loan portfolio through the reduction of real estate loans and loans secured by real estate.  Further, management has worked to reduce the volume of lower yielding syndicated and participated loans.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado.  At September 30, 2011, the Company did not have any significant concentrations in any particular industry.

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

Table 12

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Nonaccrual loans and leases	$31,590	$42,142	$62,650	$74,304	$65,921
Other impaired loans	583	1,675	1,506	3,317	4,420
Total nonperforming loans	$32,173	$43,817	$64,156	$77,621	$70,341
Other real estate owned and foreclosed assets	22,008	28,362	33,611	22,898	45,700
Total nonperforming assets	$54,181	$72,179	$97,767	$100,519	$116,041

Nonperforming loans	$32,173	$43,817	$64,156	$77,621	$70,341
Allocated allowance for loan losses	(4,483)	(4,177)	(12,136)	(6,659)	(3,539)
Net investment in impaired loans	$27,690	$39,640	$52,020	$70,962	$66,802
Accruing loans past due 90 days or more	$583	$1,675	$1,506	$3,317	$4,420
Loans past due 30-89 days	$9,358	$4,750	$14,593	$21,555	$21,876
Loans charged-off	$4,135	$9,997	$2,850	$14,635	$7,953
Recoveries	(132)	(973)	(660)	(306)	(485)
Net charge-offs	$4,003	$9,024	$2,190	$14,329	$7,468
Provision for loan losses	$1,000	$1,000	$2,000	$19,500	$2,500
Allowance for loan losses	$35,852	$38,855	$46,879	$47,069	$41,898

Allowance for loan losses to loans, net of unearned discount	3.29%	3.56%	4.16%	3.91%	3.25%
Allowance for loan losses to nonaccrual loans	113.49%	92.20%	74.83%	63.35%	63.56%
Allowance for loan losses to nonperforming assets	66.17%	53.83%	47.95%	46.83%	36.11%
Allowance for loan losses to nonperforming loans	111.43%	88.67%	73.07%	60.64%	59.56%
Nonperforming assets to loans, net of unearned discount, and other real estate owned	4.88%	6.45%	8.43%	8.19%	8.69%
Annualized net charge-offs to average loans	1.44%	3.24%	0.75%	4.51%	2.19%
Nonaccrual loans to loans, net of unearned discount	2.90%	3.86%	5.56%	6.17%	5.11%
Loans 30-89 days past due to loans, net of unearned discount	0.86%	0.44%	1.30%	1.79%	1.70%

The $11.6 million decrease in nonperforming loans during the third quarter 2011 is the result of sales and payoffs totaling $5.1 million, transfers to other real estate owned of $2.4 million and the remainder attributed to charge-offs, net of new additions.  Approximately half of the charge-offs taken in the third quarter had been specifically allocated for as of June 30, 2011.

The Company has an internal risk rating system of classifying loans as pass, watch, special mention, substandard, doubtful and loss.  These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System.  In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans.  During the third quarter 2011, the amount of accruing loans that the Company has internally considered to be adversely classified declined to $26.5 million at September 30, 2011, as compared to $54.5 million at December 31, 2010 and $66.1 million at September 30, 2010.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by approximately 39.4% from September 30, 2010 to September 30, 2011.  Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria.  The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions.  As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the third quarter 2011 were $4.0 million as compared to $9.0 million in the second quarter 2011 and $7.5 million in the third quarter 2010.  Approximately $3.1 million of the charge-offs in the third quarter 2011 related to eight loan relationships with an aggregate, outstanding balance of $3.5 million prior to charge-off.

Other real estate owned is $22.0 million at September 30, 2011, compared to $28.4 million at June 30, 2011 and $45.7 million at September 30, 2010.  The $6.4 million decrease in other real estate owned at September 30, 2011 as compared to June 30, 2011 is primarily due to sales during the quarter.

The balance of other real estate owned at September 30, 2011 was comprised of approximately 33 separate properties, of which $7.7 million was land; $13.9 million was commercial real estate; and $0.4 million was residential real estate.  The balance at December 31, 2010 was comprised of approximately 35 separate properties, of which $11.1 million was land; $11.4 million was commercial real estate, including multi-family units; and $0.4 million was residential real estate.

As of September 30, 2011 and December 31, 2010, no additional funds were committed to be advanced in connection with impaired loans.

At September 30, 2011, there were two loans with a remaining interest reserve of approximately $0.2 million. At December 31, 2010, there were seven loans with a remaining interest reserve of approximately $1.1 million.

As of September 30, 2011, we had $14.1 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.7 million.  As of December 31, 2010, we had $23.6 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.3 million. The troubled debt restructurings are included in impaired loans above.  The Company has not committed additional funds to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 3.29% at September 30, 2011, as compared to 3.91% at December 31, 2010 and 3.25% at September 30, 2010.

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

The provision for loan losses recorded in 2011 was required in order for the Company to maintain the allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of September 30, 2011.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $4.5 million, or 12.5%, of the $35.9 million allowance for loan losses at September 30, 2011, relates to loans with specific allowance allocations.  This compares to a specific reserve of $6.7 million, or 14.1%, of the total allowance for loan losses at December 31, 2010.

The general component of the allowance for loan losses as a percent of overall loans, net of unearned discount, was 2.88% at September 30, 2011, as compared to 3.36% at December 31, 2010.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Balance, beginning of period	$47,069	$51,991
Loan charge-offs:
Real estate - Residential and Commercial	10,864	9,348
Real estate - Construction	4,698	15,023
Commercial	615	1,496
Agricultural	—	54
Consumer	95	160
Lease receivable and other	710	61
Total loan charge-offs	16,982	26,142
Recoveries:
Real estate - Residential and Commercial	1,097	327
Real estate - Construction	503	293
Commercial	120	257
Consumer	39	65
Lease receivable and other	6	207
Total loan recoveries	1,765	1,149
Net loan charge-offs	15,217	24,993
Provision for loan losses	4,000	14,900
Balance, end of period	$35,852	$41,898

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

The carrying value of our portfolio of investment securities at September 30, 2011 and December 31, 2010 was as follows:

Table 14

	September 30,	December 31,	Increase	%
	2011	2010	(Decrease)	Change
	(In thousands)
Securities available for sale:
U.S. Government agencies and government- sponsored entities	$—	$21,770	$(21,770)	(100.0)%
State and municipal	42,418	42,138	280	0.7%
Mortgage-backed securities — agency/residential	206,321	310,810	(104,489)	(33.6)%
Mortgage-backed securities — private/residential	771	3,606	(2,835)	(78.6)%
Marketable equity	1,519	1,519	—	—
Other securities	33,494	9,687	23,807	245.8%
Total securities available for sale	$284,523	$389,530	$(105,007)	(27.0)%

Securities held to maturity:
Mortgage-backed securities — agency/residential	$15,591	$11,927	$3,664	30.7%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At September 30, 2011, there was one private-label mortgage-backed security with a carrying value of approximately $0.8 million.  The private-label mortgage-backed security is a senior tranche and was AAA rated by Standard and Poor as of September 30, 2011.  All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at September 30, 2011 was $284.5 million, compared to the December 31, 2010 carrying value of $389.5 million. Year-to-date purchase activity in our investment portfolio has been concentrated on the purchase of U.S. Government Agency Mortgage-Backed Securities backed by 15-year fixed rate or 5-year adjustable rate mortgages and direct issuance trust preferred securities. In addition, as discussed earlier, we have sold certain longer-term mortgage backed securities in order to reduce expected duration risk in the event that interest rates rise as well as mitigate risk of accelerated prepayments in a falling or continued low rate environment.   In addition to receiving principal back at par instead of at a gain, an acceleration of prepayments causes the amortization of bond premiums to speed up thereby decreasing the yield on such securities.  For the nearly $89 million in bond sales in the late third quarter 2011, approximately $50 million was used to prepay FHLB term advances, including the related penalties.   A significant portion of the remaining proceeds from the sale of securities was used to repurchase shorter-duration bonds in October 2011.

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

Two municipal bonds were priced using significant unobservable inputs.  The first revenue bond has a par value of $37.3 million and repayment is based on cash flows from a local hospital.  Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks.  At September 30, 2011, this hospital bond had an unrealized loss of approximately $0.9 million, all of which was determined to be related to temporary changes in interest rates.  The second revenue bond had a par value of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million recorded in 2010.  The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor.  During 2010, the bond defaulted for non-payment of monthly interest payments.  Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor who abandoned the project, it was determined that the $3.5 million other-than-temporary-impairment recorded in 2010 has not changed as of September 30, 2011.

At September 30, 2011, there were eight individual securities in an unrealized loss position (excluding the bond with the previously recorded other-than-temporary-impairment).  Of the eight securities in an unrealized loss position at September 30, 2011, one individual security has been in a continuous unrealized loss position for 12 months or longer.  Management has evaluated this security in addition to the remaining seven securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.  At September 30, 2011, the Company did not intend to sell any of the eight securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At September 30, 2011 and December 31, 2010, we held $14.3 million and $17.2 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule (Table 14).  Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West.  These stocks have restrictions placed on their transferability as only members of the entities can own the stock.  Management reviews the equity securities quarterly for potential impairment. No impairment has been recognized on the three equity securities we own.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At September 30, 2011		At December 31, 2010
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$443,682	33.34%	$374,500	25.60%
Interest-bearing demand	185,136	13.91%	178,042	12.18%
Money market	366,367	27.53%	357,036	24.42%
Savings	89,636	6.74%	79,100	5.41%
Time	245,840	18.48%	473,673	32.39%
Total deposits	$1,330,661	100.00%	$1,462,351	100.00%

At the end of the third quarter 2011, deposits were $1.33 billion as compared to $1.46 billion at December 31, 2010, reflecting a decrease of $131.7 million.

Deposits, other than time deposits, increased by $96.1 million at September 30, 2011 as compared to December 31, 2010 and increased by $144.2 million as compared to September 30, 2010.  The increases in non-maturity deposits were primarily attributable to the continued success of our business and retail strategic deposit gathering campaign. In addition to the $96.1 million increase in balances of non-maturity deposits in 2011, the total number of customer accounts increased slightly by 2.3% during the same period.

Noninterest bearing deposits as a percent of total deposits increased to approximately 33.3% at September 30, 2011, as compared to 25.6% at December 31, 2010.  Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits continue to decrease primarily as a result of management’s efforts to reduce the overall level of higher cost time deposits, including brokered and internet deposits. Total brokered deposits at September 30, 2011 were $39.7 million as compared to $179.9 million at December 31, 2010 and $206.0 million at September 30, 2010. Brokered deposits represent 2.9% of total deposits at September 30, 2011 as compared to 12.2% at December 31, 2010 and 13.5% at September 30, 2010.  In addition to this $166.3 million decline in brokered deposits over the past twelve months, we also experienced a $75.7 million decline in internet time deposits over the same time period. Throughout the remainder of 2011, the Company has approximately $29.2 million of brokered time deposits maturing with a weighted average cost of 1.86%. The remaining decline in time deposits is primarily related to the non-renewal of other higher cost certificates of deposits.  Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Borrowings and Subordinated Debentures

At September 30, 2011, our outstanding borrowings were $110,181,000 as compared to $163,239,000 at December 31, 2010.  These balances are solely related to term note borrowings at FHLB.  The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at September 30, 2011 and December 31, 2010 was $303.6 million and $368.4 million, respectively.

The Company elected to payoff $51.0 million of these term advances prior to their scheduled maturity dates. The weighted average rate of these advances was 3.50% with maturity dates ranging from November 2011 to February 2014. The prepayment penalty incurred on the early payoff was $2.7 million and was fully offset with gains on sales of mortgage-backed securities.

The borrowings at September 30, 2011 consisted of 5 separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 25 to 76 months.  The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at September 30, 2011.  Of the remaining $110.2 million FHLB term advances at September 30, 2011, $110.0 million have Bermudan conversion options to a variable rate.  Three notes totaling $90 million have potential conversions in 2011; a $40 million note with a rate of 3.17%, a $30 million note with a rate of 2.95%, a $20 million note with a rate of 2.52%.

The remaining convertible note of $20 million becomes convertible January 23, 2013 and bears an interest rate of 3.04%.  If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB.  If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty.  The notes can only be prepaid without penalty at or after conversion. The Bank had a line of credit with the FHLB at September 30, 2011, but there was no balance outstanding on this line of credit as of that date.  The interest rate on the line of credit varies with the federal funds rate, and was 0.22% at September 30, 2011.

At September 30, 2011, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.85%.  The subordinated debentures were issued in four separate series.  Each issuance has a maturity of thirty years from its date of issue.  The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities.  Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.  The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly.  The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly.  The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a penalty, quarterly.  The CenBank Trust II issuance of $5.2 million has a fixed rate of 10.2% and became callable semi-annually starting on February 22, 2011, and continues to be callable, with a penalty, quarterly.  Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.  Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the first nine months of 2011.  Such a deferral is not an event of default and the interest continues to accrue.  Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement.  The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends.  At September 30, 2011, the amount of interest that has been deferred on all subordinated debentures is $6.2 million.

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

For regulatory purposes, the Company maintains capital above the minimum core standards.  The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework.  Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  The Bank is required to maintain similar capital levels under capital adequacy guidelines.  At September 30, 2011, the Bank’s capital ratios are above the regulatory capital threshold of “well-capitalized”.

The following table provides the current capital ratios of the Company as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at September 30, 2011	Ratio at December 31, 2010	Ratio at September 30, 2010	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.64%	14.99%	15.28%	8.00%	N/A
Guaranty Bank and Trust Company	15.90%	14.07%	14.33%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.37%	8.57%	9.86%	4.00%	N/A
Guaranty Bank and Trust Company	14.63%	12.80%	13.06%	4.00%	6.00%
Leverage Ratio
Consolidated	11.36%	6.25%	7.71%	4.00%	N/A
Guaranty Bank and Trust Company	10.82%	9.33%	10.22%	4.00%	5.00%

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, with a liquidation preference of $1,000 per share, which resulted in additional capital of $57,846,000, net of expenses.  The Company paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock since November 2009. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock was treated as cumulative preferred stock (i.e., a restricted core capital element for Tier 1 capital purposes).  As discussed below, all of the shares of Series A Convertible Preferred Stock were converted to common stock as of September 30, 2011.

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share.  As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash.  On September 29, 2011, the Transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77.9 million (carrying value of $76.6 million), were converted into approximately 51.9 million shares of the Company’s common stock, including approximately 12.7 million shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately

$15.2 million. As a result of this accelerated conversion of all shares of the Company’s preferred stock, the 9% dividend on such shares was eliminated and the Company’s consolidated capital ratios improved significantly.

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

Under the terms of our trust preferred financings, including our related subordinated debentures, which occurred on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) if we give notice of our election to begin an extension period whereby we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement.  On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice.  At September 30, 2011, the amount of interest that has been deferred on all subordinated debentures is $6.2 million. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	September 30, 2011	December 31, 2010
	(In thousands)
Commitments to extend credit:
Variable	$248,356	$214,442
Fixed	23,996	23,169
Total commitments to extend credit	$272,352	$237,611

Standby letters of credit	$12,667	$13,888

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise.  Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time.  We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets.  At September 30, 2011, the Company had $93.2 million of cash and cash equivalents, including $85.3 million of interest-bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs.  Further, the Company had $16.9 million of excess pledging related to customer accounts that require collateral at September 30, 2011 and $57.0 million of securities that are unavailable for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs.  At September 30, 2011, the Bank had approximately $193.4 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $33.5 million of availability with the Federal Reserve discount window.

Under the terms of the Written Agreement, the Bank cannot obtain any new brokered deposits, but can continue to rollover or renew existing brokered deposits.  Additionally, the Bank submitted a written plan to its regulators to improve the Bank’s liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits.  Since the date of the examination on which the Written Agreement is based in part, the Company has diversified its funding sources, primarily through increasing its primary funding sources such as additional interest-bearing deposits in banks and investment securities.  In October 2011, the Company has approximately $29.2 million of brokered time deposits maturing with a weighted average cost of 1.86%. The final brokered time deposit of $10.1 million is scheduled to mature March 2012 with a rate of 0.75%. As needed for liquidity and balance sheet planning, the Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets and/or directly through the internet.

The holding company relies on cash flow from the Bank as a primary source of liquidity.  The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company.  The Written Agreement prohibits the Bank from paying dividends or making other distributions to the holding company without the prior written approval of the Federal Reserve and CDB.  Accordingly, the Bank’s ability to pay dividends or make other distributions to the holding company will be restricted until the Written Agreement is terminated.

The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.  The Written Agreement prohibits the Company from paying dividends or making other distributions without the prior written approval of the Federal Reserve.  Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated.  Under the terms of our trust preferred financings, we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement.  On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice.  During the deferral period, the Company may not pay cash dividends to stockholders of any class of stock. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

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

As of September 30, 2011, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $270,000.  The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements.  If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the net interest income increase or decrease over the next twelve months as of September 30, 2011 and 2010:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	September 30, 2011	September 30, 2010
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$8,666	$3,932
200	5,409	1,578
100	2,670	673
Static	—	—
(100)	(1,936)	(232)
(200)	(2,415)	(1,243)
(300)	(2,180)	(860)

Overall, the Company believes it is asset sensitive.  At September 30, 2011, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment.  This is due to the amount of overnight funding and variable rate loans on the books.  Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate.  As rates rise, the loan rate may continue to be at the minimum rate.  Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 basis point or 300 basis point falling rate environment.  This is consistent with the expected asset sensitivity of the Company.  Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at September 30, 2011, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment.  Management believes that this scenario is very unlikely.  The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points.  The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate.  The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate.  Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates.  Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934).  The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the third quarter 2011.  These purchases relate to the net settlement by employees related to vested, restricted stock awards.  The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
July 1 to July 31	777	$1.39
August 1 to August 31	—	—
September 1 to September 30	1,646	1.14
	2,423	$1.22

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  [Removed and Reserved.]

ITEM 5.  Other information.

None.

ITEM 6.  Exhibits

Exhibit Number	Description

2.1

Amended and Restated Series A Convertible Preferred Stock Transaction Agreement, dated August 9, 2011, among the Registrant and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 3, 2011).

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1

Amendment No. 3 to Investment Agreement, dated as of September 30, 2011, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2011).

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

Date: October 27, 2011	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary