Form 10-K
period 2011-12-31
Guaranty Bancorp
filed 2012-02-10
CIK 1324410

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51556

GUARANTY BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2150446 (I.R.S. Employer Identification No.)
1331 Seventeenth Street, Suite 345 Denver, Colorado (Address of principal executive offices)	80202 (Zip code)

(303) 675-1194
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Voting Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer"; "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant's voting common stock as of the close of business on June 30, 2011, was approximately $51.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant's voting common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant. As of such date, the registrant had no non-voting common stock outstanding.

          As of February 7, 2012, there were 101,049,351 shares of the registrant's voting common stock outstanding, including 2,254,020 shares of unvested stock grants, and 5,095,000 shares of the registrant's non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

GUARANTY BANCORP

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements and Factors That Could Affect Future Results

        Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "projected", "continue", "remain", "will", "should", "could", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

  •
  Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability for the Bank to retain and grow core deposits, to purchase brokered deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks.

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

  •
  Changes in the financial performance and/or condition of the Bank's borrowers and the ability of the Bank's borrowers to perform under the terms of their loans and terms of other credit agreements.

  •
  Technological changes.

  •
  Acquisitions and greater than expected costs or difficulties related to the integration of acquired businesses or other assets.

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

  •
  The costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews.

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

        At December 31, 2011, we had total assets of $1.7 billion, net loans of $1.1 billion, deposits of $1.3 billion and stockholders' equity of $171.0 million, and we operated 34 branches in Colorado through our bank subsidiary, Guaranty Bank.

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

        On May 12, 2008, the Company changed its name from Centennial Bank Holdings, Inc. to Guaranty Bancorp. Since January 1, 2008, we have had a single bank subsidiary, Guaranty Bank and Trust Company. Guaranty Bank owns several single-member limited liability companies that hold real estate.

Business

        The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial (including energy), real estate, small business, and consumer loans. The Bank also provides private banking and trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. The customers' ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

        We concentrate our lending activities in the following principal areas:

          Commercial Loans:     Our commercial and industrial loan portfolio is comprised of operating loans secured by business assets. The portfolio is not concentrated in any particular industry. We classify loans by borrowers' intended purpose for the loan rather than based on the underlying collateral. Therefore, we include loans within this portfolio that are collateralized with various assets, including real estate. Repayment of secured commercial and industrial loans depends substantially on the borrower's underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. Such risks can be significantly affected by economic conditions.

          Residential and Commercial Real Estate Loans:     This portfolio is mostly comprised of loans secured by residential and commercial real estate. Residential real estate is comprised of residential mortgages and home equity lines to customers in our markets. Home equity lines are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage. The commercial real estate portfolio is not concentrated in one area and generally consists of owner-occupied to multi-family properties. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

          Construction Loans:     Our construction loan portfolio is comprised of investor developed and owner-occupied properties and single-family residential development properties. In addition, this category includes loans for the construction of commercial buildings, which are primarily income-producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

          Installment Loans to Individuals and Other Consumer Loans:     This category includes miscellaneous consumer loans including overdrafts and lines-of-credit. Consumer loans may be unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

          Agriculture Loans:     Our agriculture land-secured portfolio is comprised primarily of real estate loans to working farms in counties within our footprint. Our agriculture operating loan portfolio is comprised of operating loans to working farms in the same counties. Repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, including weather and changing market prices, which are outside of the control of the borrower. Payments on agricultural operating loans are dependent on the successful operation or management of the farm property for which the operating loan is generally utilized. Such loans are similarly subject to farming-related risks, including weather and changing market prices.

          Small Business Administration Loans:     Our Small Business Administration ("SBA") portfolio consists of SBA guaranteed and other SBA-related loans. The guaranteed loans are for qualifying business purposes with maturity dates ranging from 7 to 25 years. The SBA guarantees up to 90% of the financing for these types of loans. The SBA-related loans are originated in partnership with the SBA under the SBA's 504 program primarily on owner-occupied commercial real estate with maturity dates ranging from 10 to 20 years.

        In addition, we provide traditional deposit accounts such as demand, interest-bearing demand, NOW, money market, IRA, time deposits and savings accounts. Our certificate of deposit customers primarily represent local relationships. Our branch network enables us to offer a full range of deposits, loans and personalized services to our targeted commercial and consumer customers.

Our Philosophy and Strategy

        We have established a philosophy of relationship banking: providing highly personalized and responsive services based on exceptional customer service. Our identity statement reads that we are a deeply rooted Colorado community bank that provides sound financial solutions to customers through experienced, engaged and empowered employees. Our mission statement expands on this by stating that we strive to be the most admired and respected bank in Colorado where customers want to bank, employees are proud to work, shareholders value their investment and growth creates opportunities.

        Our strategy to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins has not changed despite the financial challenges affecting both the national and local economy over the past several years. We emphasize high-quality customer service, commercial and retail banking and low-cost demand deposits, serving the needs of small to medium-sized businesses, the owners and employees of those businesses and retail customers in the communities we serve. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to react more quickly to customers' needs and provide a superior level of customer service compared to larger regional and super-regional banks.

Our Principal Markets

        We operate 34 branches located throughout Colorado's Front Range, including the Denver metropolitan area. Our footprint stretches from Castle Rock in the south through downtown Denver and northward to Fort Collins. Denver is the largest city within a 600-mile radius. The I-25 corridor north from Castle Rock to Fort Collins is a continuous stream of small communities/housing developments, open space, farm properties, and both small and large businesses. The region includes the counties of Adams, Arapahoe, Boulder, Broomfield, Denver, Douglas, Jefferson, Larimer and Weld. Colorado's Front Range has a regional economy that is a diverse mix of agriculture, advanced technology, tourism, manufacturing, service firms, government, education, retail, small business and construction.

Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. Approximately 75% of our loan portfolio held for investment at December 31, 2011 consisted of real estate-related loans, including construction loans, miniperm loans and commercial real estate loans. Our business activities are currently focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the residential and commercial real estate markets.

Competition

        The banking business in Colorado is highly competitive. The market is characterized by a relatively small number of large financial institutions with a large number of offices and numerous small to moderate-sized community banks and credit unions. Other entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with brokerage firms, money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including on-line banking services and personal finance software. Additionally, we expect competition to intensify among financial services companies due to the recent acquisition of failed institutions within our market area by other competing, out-of-state financial institutions. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers. In order to compete with other competitors in our primary service area, we utilize to the fullest extent possible the flexibility that our community bank status permits, including an emphasis on specialized services, local promotional activity and personal contacts.

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

        Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow out-of-state banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us.

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

Supervision and Regulation

General

        Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Colorado Division of Banking, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

        The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the State of Colorado have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the Bank's depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the materially relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes, regulations and policies discussed. Any change in applicable laws, regulations or regulatory policies may have a material effect on our businesses, operations and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

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

        As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the Colorado Division of Banking, or CDB. As a member of the Federal Reserve System, the Bank is also subject to supervision, periodic examination and regulation by the Federal Reserve Bank of Kansas City, or the Federal Reserve. The deposits of the Bank are insured by the FDIC.

Written Agreement

        On January 22, 2010, the holding company and the Bank entered into a Written Agreement with the Federal Reserve and the CDB ("the Written Agreement"). The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also required the holding company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the holding company's annual cash flow projections. All plans were timely submitted to the appropriate regulatory agencies and all plans requiring approval by such regulatory agencies were approved.

        In addition, the Written Agreement permits contractual rollovers and renewals of brokered deposits, but places restrictions on the Bank in accepting any new brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the holding company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

        The Board of Directors and management of the Company and the Bank are committed to successfully and timely resolving the matters in the Written Agreement in order to no longer be subject to the Written Agreement. As of the date of this filing, management believes that it is in compliance with all aspects of the Written Agreement. We have significantly reduced our level of classified assets during 2011. At December 31, 2011, the amount of classified loans has declined to $52.7 million as compared to $128.8 million at December 31, 2010. Further, we have reduced our land and land development as well as our commercial real estate concentrations to levels within the concentration guidelines from the interagency joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. For further information regarding our reduction of both classified assets and concentrations, please see the "Loans" and "Nonperforming Assets and Other Impaired Loans" sections under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation". With respect to brokered deposits and liquidity, the Company has been able to maintain high levels of liquidity while significantly reducing our level of brokered deposits during 2011. In particular, our brokered deposits were $10.2 million at December 31, 2011, as compared to $179.9 million at December 31, 2010. During 2011, we voluntarily elected not to renew all of the maturing brokered deposits. In 2012, we will not renew the remaining $10.2 million that will mature in March 2012. For further information regarding our brokered deposits and liquidity, please see the "Deposits" and "Liquidity" sections under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation". During 2011, the Company and the Bank's total risk-based capital ratios have increased. In particular, the Company's total capital ratio has improved to 16.33% at December 31, 2011 as compared to 14.99% at December 31, 2010. The Company's risk-based leverage ratio has improved to 12.12% at December 31, 2011 from 6.25% at December 31, 2010. For further information regarding our capital, please see the "Capital" section under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation".

The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

  •
  Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

  •
  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

        Many aspects of the Dodd-Frank Act still remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Bank Holding Company Regulations Applicable to Guaranty Bancorp

        The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

        Permitted activities.    Generally, bank holding companies are prohibited under the BHC Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking. The Federal Reserve Board has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

        A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. We currently have no plans to make a financial holding company election.

        Sound banking practices.    Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

        Source of Strength.    In accordance with Federal Reserve Board policy, the holding company is expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the holding company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

        The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

        Anti-tying restrictions.    Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

        Acquisitions.    The BHC Act, the Bank Merger Act, the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

        In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant's performance record under the Community Reinvestment Act (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

        The Company is also subject to the Change in Bank Control Act of 1978 (the "Control Act") and related Federal Reserve Board regulations, which provide that any person who proposes to acquire 10% or more (but less than 25%) of any class of a bank holding company's voting securities is presumed to control the company (unless the company is not publicly held and some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company's securities, or who proposes to acquire actual control, must provide the Federal Reserve Board with 60 days' prior written notice of the acquisition. The Federal Reserve Board may disapprove a proposed acquisition if (i) it would result in adverse competitive effects, (ii) the financial condition of the acquiring person might jeopardize the institution's financial stability or prejudice the interests of depositors, (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public, or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve Board. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire "control", as those terms are defined in the BHC Act and Federal Reserve Board regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve Board's prior approval under the BHC Act to become a bank holding company.

        Dividends.    The principal source of the holding company's cash revenues is from dividends from the Bank. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. In 2010, the Federal Reserve Board issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve Board stated that a bank holding company should strongly consider, after careful analysis of its capital adequacy, reducing, deferring, or eliminating dividends when the quantity and quality of its earnings have declined or it is experiencing other financial problems, or when the macroeconomic outlook for its primary profit centers has deteriorated. The Federal Reserve Board further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. Additionally, as discussed above, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies.

        The Written Agreement discussed above prohibits the Company from paying dividends without the prior written approval of the Federal Reserve.

        Under the terms of our trust preferred securities, including our related subordinated debentures, issued on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        Any future determination relating to the holding company's dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our bank subsidiary to the holding company, and such other factors as our board of directors may deem relevant.

        As of December 31, 2011, the holding company had approximately $18.0 million of cash on hand. Based on cash flow projections for the holding company, we estimate that this cash is sufficient to meet the operating needs of the holding company for over three years assuming that the holding company does not contribute any additional amounts of capital to the Bank.

        Annual Reporting; Examinations.    The holding company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

        Imposition of Liability for Undercapitalized Subsidiaries.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

        Transactions with Affiliates.    The holding company and the Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution's capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

        State Law Restrictions.    As a Delaware corporation, the holding company is subject to certain limitations and restrictions under applicable Delaware corporate law. For example, state law restrictions in Delaware include limitations and restrictions relating to indemnification of directors, distributions and dividends to stockholders, transactions involving directors, officers or interested stockholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Capital Adequacy and Prompt Corrective Action—Guaranty Bancorp and Guaranty Bank

        Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

        Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio at levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank at December 31, 2011 and 2010, see the discussion under the section captioned "Capital" included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20—Regulatory Capital Matters in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report.

        Pursuant to the Written Agreement, as discussed above, the holding company and the Bank were required to submit written plans to the Federal Reserve and, in the case of the Bank, to the CDB, to continue to maintain sufficient capital at the holding company and the Bank, respectively. Although the

Written Agreement does not require any specific capital levels, it requires the capital plans to address, consider and include the holding company and the Bank's current and future capital needs; the adequacy of the Bank's capital, taking into account classified credits, concentrations of credit, allowance for loan losses, current and projected asset growth and projected retained earnings; the source and timing of additional funds to fulfill the holding company and the Bank's future capital requirements; and that the holding company serve as a source of strength to the Bank. The Written Agreement does not address any prompt corrective action with respect to either the holding company or the Bank. Both the holding company and the Bank continue to be in compliance with their approved written plans with respect to capital.

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

        In June 2008, the U.S. banking and thrift agencies announced a proposed rule that would provide all non-core banking organizations (that is, banking organizations not required to adopt the advanced approaches of Basel II) with the option to adopt a way to determine required regulatory capital that is more risk sensitive than the current Basel I-based rules, yet is less complex than the advanced approach final rule. The proposed standardized framework addresses (i) expanding the number of risk-weight categories to which credit exposures may be assigned, (ii) using loan-to-value ratios to risk weight most residential mortgages to enhance the risk sensitivity of the capital requirement, (iii) providing a capital charge for operational risk using the Basic Indicator Approach under the international Basel II capital accord, (iv) emphasizing the importance of a bank's assessment of its overall risk profile and capital adequacy and (v) providing for comprehensive disclosure requirements to complement the minimum capital requirements and supervisory process through market discipline. This new proposal would replace the agencies' earlier BIS I-A proposal, issued in December 2006. With the anticipated implementation of the Dodd-Frank Act and Basel III, it is uncertain as to the timing of these new capital rules for non-core banking organizations, such as the Company.

Banking Regulations Applicable to Guaranty Bank

        Branching.    Colorado state law provides that a Colorado-chartered bank can establish a branch anywhere in Colorado provided that the branch is approved in advance by the Colorado Division of Banking. The branch must also be approved by the Federal Reserve. Approval is based on a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act also reduced any significant barriers to interstate branching.

        Dividends.    As a member of the Federal Reserve System, the Bank is subject to Regulation H, which, among other things, provides that a member bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank's net income (as reportable in its Reports of Condition and Income) during the current calendar year and its retained net income for the prior two calendar years, unless the Federal Reserve has approved the dividend. Regulation H also provides that a member bank may not declare or pay a dividend if the dividend would exceed the bank's undivided profits as reportable on its Reports of Condition and Income, unless the Federal Reserve and holders of at least two-thirds of the outstanding shares of each class of the bank's outstanding stock have approved the dividend. Additionally, there are potential additional restrictions and prohibitions if a bank were to be less than well-capitalized.

        As a Colorado state-chartered bank, the Bank is subject to limitations under Colorado law on the payment of dividends. The Colorado Banking Code provides that a bank may declare dividends from retained earnings and other components of capital specifically approved by the Banking Board so long as the declaration is made in compliance with rules established by the Banking Board.

        The Written Agreement discussed above prohibits the Bank from paying dividends without the prior written approval of the Federal Reserve and the Colorado Division of Banking.

        Deposit Insurance.    The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

        On October 16, 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. The updated rates ranged from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC's restoration plan, the FDIC established new initial base assessment rates that are subject to adjustment. Beginning April 1, 2009, the base assessment rates ranged from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. A bank in Risk Category II had a new initial base assessment rate of 22 basis points and a bank in Risk Category III had an initial base assessment rate of 32 basis points. Adjustments to the base assessment rate include an adjustment for brokered deposits and secured liabilities while providing a reduction for unsecured debt.

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

        In 2010, the Dodd-Frank Act revised the statutory authorities governing the FDIC's management of the DIF. Among other things, the Dodd-Frank Act (1) raised the minimum fund reserve ratio from 1.15% to 1.35%, (2) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (3) eliminated the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (4) removed the 1.5% cap on the reserve ratio, (5) granted the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (6) changed the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC set the minimum reserve ratio at 2.00%. In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (1) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (2) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (3) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. On February 7, 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, changing the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Category I banks to 35 basis points for Category IV banks. Category II and III banks have an initial base assessment rate of 14 or 23 basis points, respectively.

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

        In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 0.068 basis points, or approximately 0.0017 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

        On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (TAGP), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program. The unlimited coverage applied to all personal and business checking deposit accounts that do not earn interest (including Demand Deposit (DDA) accounts), low-interest NOW accounts (NOW accounts that cannot earn more than 0.25% interest), Official Items, and IOLTA accounts. A 10-basis point surcharge was added to a participating institution's current insurance assessment in order to fully cover all transaction accounts. Guaranty Bank elected to participate in the TAGP. This unlimited insurance coverage was temporary and was originally scheduled to expire on December 31, 2009. On August 26, 2009, the FDIC extended its temporary Transaction Account Guarantee Program through June 30, 2010 and it was again extended through December 31, 2010. The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue in the TAGP. The Bank elected to continue to participate in the TAGP through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of IOLTA accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

        Depositor Preference.    The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

        Brokered Deposit Restrictions.    Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. The Written Agreement discussed above restricts the Bank from accepting any new brokered deposits, but continues to permit contractual rollovers and renewals of brokered deposits.

        Community Reinvestment Act.    The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community. During its last examination, a rating of "satisfactory" was received by the Bank.

        Insider Credit Transactions.    Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal stockholders and any related interests of such persons. Extensions of credit to such persons must: (1) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions and (2) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

        Concentration in Commercial Real Estate Lending.    As a part of its regulatory oversight, the federal regulators have issued guidelines on sound risk management practices to address a financial institution's concentrations in commercial real estate ("CRE") lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution's CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution's total construction, land development and other land loans represent 100 percent or more of total risk-based capital ("CRE 1 Concentration"). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution's commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2011, the Bank's CRE 1 Concentration level was 254 percent and the Bank's CRE 2 Concentration level was 52 percent. We have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

        FDICIA.    Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

        Examinations.    The Bank is examined from time to time by its primary federal banking regulator, the Federal Reserve, and the Colorado Division of Banking and is charged for the cost of such an examination. Based upon an examination, the Federal Reserve and the Colorado Division of Banking may revalue the Bank's assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

        Financial Privacy.    In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

        Anti-Money Laundering Initiatives and the USA Patriot Act.    A major focus of governmental policy on financial institutions this past decade has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

        Office of Foreign Assets Control Regulation.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

        Other Regulations.    Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  •
  the federal "Truth-In-Lending Act," governing disclosures of credit terms to consumer borrowers;

  •
  the "Home Mortgage Disclosure Act of 1975," requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the "Fair Credit Reporting Act of 1978," governing the use and provision of information to credit reporting agencies;

  •
  the "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the Bank are subject to:

  •
  the "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the "Electronic Funds Transfer Act" and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Guidance on Sound Incentive Compensation Policies

        In 2010, the federal bank regulators jointly issued final guidance on sound incentive compensation policies ("SICP") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The SICP guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The SICP guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

        In addition, in 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. In February 2011, the federal financial regulators issued joint proposed regulations to implement the Dodd-Frank Act requirement that the federal financial regulators prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risks. The scope and content of the U.S. banking regulators' policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Changing Regulatory Structure and Future Legislation and Regulation

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

Monetary Policy and Economic Environment

        The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. The Federal Reserve Board's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the Bank's business and earnings cannot be predicted.

Employees

        At December 31, 2011, we employed 379 employees, including 345 full-time employees and 34 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Available Information

        Guaranty Bancorp maintains an Internet website at www.gbnk.com. At this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company's filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

        We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.gbnk.com, in the section entitled "Corporate Governance." In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is available on our website.

        Our Investor Relations Department can be contacted at Guaranty Bancorp, 1331 Seventeenth Street, Suite 345, Denver, CO 80202, Attention: Investor Relations, telephone 303-675-1194, or via e-mail to investor.relations@gbnk.com.

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

Risks Related to Our Business

Our Business Has Been and May Continue to be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

        Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2010 and 2011. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries have faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly over the past several years.

        As a result of these financial and economic crises, many lending institutions, including us, have experienced in recent years declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to years prior to the economic downturn. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

        Overall, during the past four years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

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

        We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions affecting the real estate market, many lending institutions, including us, have experienced in recent years declines in the performance of their loans, including construction, land development loans and land loans and commercial loans. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans have declined and may continue to decline. Further negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

We are Subject to Interest Rate Risk

        Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.

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

We are Subject to a Regulatory Written Agreement that Restricts us from Taking Certain Actions

        On January 22, 2010, the Company and the Bank entered into a Written Agreement (the "Written Agreement") with the Federal Reserve Bank of Kansas City (the "Federal Reserve") and the State of Colorado Division of Banking (the "CDB"). The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve Bank and the CDB that address the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Written Agreement also required the Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Company's annual cash flow projections.

        In addition, the Written Agreement allows the Bank to continue to enter into contractual rollovers and renewals of brokered deposits, but prohibits the Bank from accepting any new brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

        There can be no assurance that the terms and conditions of the Written Agreement will continue to be met or that the impact or effect of such terms and conditions will not have a material adverse effect with respect to our financial condition, results of operations and future prospects.

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

The Level of our Commercial Real Estate Loan Portfolio May Subject us to Additional Regulatory Scrutiny

        The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution's commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. In addition, under the Written Agreement, the Bank is required to submit a written plan to continue to strengthen the Bank's management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations.

        For the Bank, the amount of total reported loans for construction, land development and other land represented 52% of capital at December 31, 2011 as compared to 85% of capital at December 31, 2010. Further, the Bank's total reported commercial real estate loans to total capital was 254% at December 31, 2011, as compared to 300% of capital at December 31, 2010. As a result, we have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

        Although we have reduced our concentrations as described above, a significant portion of our classified assets are commercial real estate loans and as we work to further mitigate our risks associated with commercial real estate concentrations, we could take additional charge-offs and loan losses. In addition, if we are considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs as well as potential regulatory enforcement action.

Recent Legislative and Regulatory Initiatives Will Impose Restrictions and Requirements on Financial Institutions That Could Have an Adverse Effect on Our Business

        The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program (TARP), as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed into law on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules over the first18 months after enactment, many of which have been delayed. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

There can be no Assurance That the Dodd-Frank Act and Other Government Programs Will Stabilize the U.S. Financial System

        There can also be no assurance as to the actual impact that the Dodd-Frank Act and other programs will continue to have on the financial markets, including credit availability. The failure of the Dodd-Frank Act or other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our voting common stock.

We Continue to Hold and Acquire a Large Amount of Other Real Estate Owned ("OREO") Properties, Which has Led to Increased Operating Expenses and Vulnerability to Additional Declines in Real Property Values

        We foreclose on and take title to the real estate serving as collateral for a number of our loans as part of our business. During 2010 and 2011, we continued to acquire a large amount of OREO. The balance at December 31, 2011 was comprised of 35 separate properties with an aggregate carrying value of $29.0 million, of which $6.1 million is land; $22.7 million is commercial real estate including multi-family units; and $0.2 million is residential real estate. Large OREO balances have led to significantly increased expenses as we have incurred costs to manage and dispose of these properties. We expect that our operating results in 2012 will continue to be negatively affected by expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and valuation adjustments with assets that are tied up in OREO. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

We May be Required to Charge Off Additional Loans in the Future and Make Further Increases in Our Provisions for Loan Losses Which Could Adversely Affect Our Results of Operations

        We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Front Range of Colorado. If the real estate valuation trends of the past several years continue, we could continue to experience delinquencies and credit losses, particularly with respect to commercial real estate loans.

        Under the Written Agreement, the Bank was required to submit a written plan regarding the allowance for loan losses. Although there was no requirement by the regulators to increase our allowance for loan losses, the plan addressed policies and procedures to periodically review and update the allowance for loan losses methodology. As a result of these periodic reviews, we might adjust our allowance for loan losses based on differences in judgment between the regulators and management. This could result in an increase in the provision for loan losses or the recognition of further loan charge-offs.

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

        Under the Written Agreement, the Bank was required to submit a written plan to improve the Bank's liquidity position, including measures to diversify funding sources and reduce reliance on brokered deposits. The Written Agreement also restricts the Bank from issuing new brokered deposits, but the Bank can continue to renew or rollover existing brokered deposits. We have significantly reduced our level of brokered deposits during 2011 by choosing not to renew approximately $169.7 million of matured brokered deposits. This limits our ability to utilize brokered deposits as a significant funding source until we are no longer subject to the Written Agreement. Further, the Written Agreement prevents the Company, but not the Bank, from incurring, increasing or guaranteeing any debt without approval from the Federal Reserve.

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

        Bank and holding company stock prices have been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to years prior to the recent economic downturn. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

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

Concern of Customers Over Deposit Insurance May Cause a Decrease in Deposits

        With recent influx of bank failures, including several in Colorado, customers have become more concerned and aware about the extent to which their deposits are insured by the FDIC. As a result, customers may either withdraw deposits or elect not to increase their deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Our Deposit Insurance Premiums Could Increase in the Future, Which Could Have a Material Adverse Effect on our Future Earnings

        The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (DIF) at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the DIF.

        Effective April 1, 2011, the FDIC implemented new rules required by the Dodd-Frank Act with respect to the FDIC assessments. In particular, the definition of an institution's deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The new initial base assessment rates range from 5 to 9 basis points for Category I banks to 35 basis points for Category IV banks. Category II and III banks have an initial base assessment rate of 14 or 23 basis points, respectively. In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (1) has foregone the uniform 3 basis point increase in initial assessment rates that was scheduled to take effect on January 1, 2011, (2) plans to maintain the current schedule of assessment rates, (3) has pursued further rulemaking regarding the method that will be used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (4) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. While based upon the new Restoration Plan and the new rulemaking, current initial base assessment rates are not expected to be increased in the near future, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, which could have an adverse effect on the Bank's earnings.

        In addition, the FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

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

        Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, we may become subject to increased regulatory supervision and the imposition of restrictions on our growth and our business, which may have a material adverse effect on our financial condition, results of operations and prospects.

The Value of Securities in Our Investment Securities Portfolio May be Negatively Affected by Continued Disruptions in Securities Markets

        The market for some of the investment securities held in our portfolio has become volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed portfolio may be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds.

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

We may not Realize our Deferred Income Tax Assets. In Addition, Our Net Operating Loss Carryforwards and Built-in Losses Could be Substantially Limited if We Experience an Ownership Change as Defined in the Internal Revenue Code

        The Company may experience negative or unforeseen tax consequences. We review the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward and carryback periods, tax-planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. and our industry may require the creation of an additional valuation allowance to reduce our net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company's results of operations and financial condition.

        In addition, the benefit of our built-in losses would be reduced if we experience an "ownership change," as determined under Internal Revenue Code Section 382 (Section 382). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit.

        While the complexity of Section 382's provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a limitation of the annual deductibility of our built-in losses.

Tax Law Changes May Adversely Affect Our Net Income, Effective Tax Rate and Our Overall Results of Operations and Financial Condition

        The Company's financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company's financial condition and results of operations.

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

        This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC's insurance fund and our depositors and borrowers, rather than our stockholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Red Flag Identity Theft rules under the Fair and Accurate Credit Transactions Act and Colorado's deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. Given the recent economic downturn and related legislative initiatives, new regulations and laws that may affect us are increasingly likely. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. The Written Agreement also subjects us to additional restrictions and more frequent oversight. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

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

Further Downturn in Our Real Estate Markets Could Hurt Our Business

        Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2011, approximately 75% of the book value of our loan portfolio consisted of real estate loans. Substantially all of our real estate loans are located in Colorado. While we do not have any sub-prime loans, our construction, land development and land loan portfolio, along with our commercial and multi-family loan portfolios and certain of our other loans, have been affected by the recent downturn in the residential and commercial real estate market. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that further declines in the real estate markets in our primary market areas would affect our business. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

New Lines of Business or New Products and Services May Subject Us to Additional Risks

        From time to time, we may implement new delivery systems, such as internet banking, or offer new products and services within existing lines of business. In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We Operate in a Highly Competitive Industry and Market Area

        We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Additionally, we expect competition to intensify among financial services companies due to the recent acquisition of failed institutions in our market area by other competing, out-of-state financial institutions. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

        Under the terms of our trust preferred securities, including our related subordinated debentures, issued on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) if we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

We are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel Could Harm Our Business

        Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of and customer relationships developed by our management and personnel. In particular, our success is highly dependent upon the abilities of our senior executive management. We believe this management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business. To mitigate the potential impact of a loss of key personnel, the Company has a management succession plan to ensure that our business plan continues to be effectively executed.

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

We are Subject to a Variety of Operational Risks, Including Reputational Risk, Legal Risk and Compliance Risk, and The Risk of Fraud or Theft by Employees or Outsiders, Which May Adversely Affect Our Business and Results Of Operations

        We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

        If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

        Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors') business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

In Particular, We are Subject to Security, Transactional and Operational Risks Relating to the Use of Technology That Could Damage Our Reputation and Our Business

        We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures, security applications and fraud mitigation applications, designed to prevent or limit the effect of the failure, interruption, fraud attacks or security breach of our information systems, there can be no assurance that any such failures, interruptions, fraud attacks or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party's technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals, and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Related to Our Common Stock

An Investment in Our Common Stock is Not an Insured Deposit

        Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Concentrated Ownership of Our Stock May Discourage a Change in Control and Have an Adverse Effect on the Share Price of Our Voting Common Stock and Also Can Influence Stockholder Decisions

        As of February 1, 2012, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 63.4% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

Our Stock Price can be Volatile.

        Stock price volatility may make it more difficult for investors to resell our common stock when desired and at attractive prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry; perceptions in the marketplace regarding us and/or our competitors; new technology used, or services offered, by competitors; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; failure to integrate acquisitions or realize anticipated benefits from acquisitions; changes in government regulations; and geopolitical conditions such as acts or threats of terrorism or military conflicts.

        General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease or be volatile regardless of operating results.

The Trading Volume in Our Voting Common Stock is Less Than That of Other Larger Financial Services Companies

        Although our voting common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in our voting common stock is less than that of other, larger financial services companies, and investors are not assured liquidity with respect to transactions in our voting common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our voting common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our voting common stock, significant sales of our voting common stock, or the expectation of these sales, could cause our stock price to fall.

The Holders of Our Junior Subordinated Debentures Have Rights That are Senior to Those of Our Stockholders

        We currently have outstanding an aggregate of $40.0 million in junior subordinated debentures in connection with trust preferred securities issuances by our statutory trust subsidiaries. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock.

We May Issue Additional Securities, which could Dilute Your Ownership Percentage.

        In certain situations, our Board of Directors has the authority, without any vote of our stockholders, to issue shares of our authorized but unissued stock. In the future, we may issue additional securities, through public or private offerings, to raise additional capital or finance acquisitions. Any such issuance would dilute the ownership of current holders of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2011, we had a total of 34 branch office properties, 22 of which we owned and 12 of which we leased. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp's and Guaranty Bank's principal office is located at 1331 Seventeenth Street, Suite 345, Denver, Colorado 80202.

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

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

        Our voting common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "GBNK". In addition to our voting commons stock, we have 5,095,000 shares of non-voting common stock outstanding. There is no established public trading market for our non-voting common stock. The table below sets forth the high and low sales prices per share of our voting common stock as reported by Nasdaq for each quarter in the preceding two fiscal years.

	Sales Prices
	High	Low	Close
Year/Quarter:
2011
Fourth quarter	$1.48	$1.18	$1.47
Third quarter	1.41	1.03	1.20
Second quarter	1.51	1.26	1.35
First quarter	1.62	1.20	1.29
2010
Fourth quarter	$1.64	$1.26	$1.42
Third quarter	1.62	1.00	1.59
Second quarter	1.92	1.06	1.06
First quarter	1.89	1.22	1.59

        On February 7, 2012, the closing price of our voting common stock on Nasdaq was $1.63 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 218 record holders of our voting common stock and one record holder of our non-voting common stock.

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

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 22 within the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

        Under the terms of our trust preferred securities, including our related subordinated debentures, issued on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve. The Company intends to seek approval from the Federal Reserve to bring current the deferred interest on the subordinated debentures.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2011 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2011:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	Amended & Restated 2005 Stock Incentive Plan(1)	—	(2)	—	5,870,918	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

		—		—	5,870,918

(1)
The Amended & Restated 2005 Stock Incentive Plan (the "Incentive Plan") was approved by the stockholders of the Company at our 2010 Annual Meeting of Stockholders.

(2)
Does not include the 1,546,292 voting shares of unvested stock grants outstanding as of December 31, 2011.

(3)
The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 8,500,000 shares. The number of securities remaining available for future issuance has been reduced by 2,629,082 shares, which represents the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2011.

(4)
All of the 5,870,918 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company's current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

        See "Supervision and Regulation" in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company's receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. For 2011, there was no publicly announced plan to repurchase stock.

        The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our voting common stock during the fourth quarter of 2011.

	Total Shares Purchased(1)	Average Price Paid per Share
October 1 to October 31, 2011	414	$1.22
November 1 to November 30, 2011	20,999	1.43
December 1 to December 31, 2011	—	—

	20,513	$1.43

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

  Overview

        We are a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating loans including commercial, energy, real estate, small business and consumer loans. We derive our income primarily from interest received on loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing loan and deposit accounts and fees from private banking and trust services. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

        Guaranty Bancorp has a single bank subsidiary, Guaranty Bank and Trust Company. This structure is a result of a combination of four separate acquisitions in 2004 and 2005 and two divestitures in 2006. As detailed in "Item 1—Business", Centennial Bank Holdings, Inc. became Guaranty Bancorp effective May 12, 2008.

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

        We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates by portfolio segment to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

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

Investment in Debt and Equity Securities

        We classify our investments in debt and equity securities as either held to maturity or available for sale. Securities classified as held to maturity are recorded at cost or amortized cost. Available for sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, discounted cash flow analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

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

Intangible Assets

        Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets with finite lives are tested for impairment when changes in events or circumstances indicate that their carrying amount may not be recoverable. Core deposits were tested for impairment during 2010 and 2011and we determined that no impairment had occurred.

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

RESULTS OF OPERATIONS

        The following table presents certain key aspects of our performance.

Table 1

	Year Ended December 31,			Change—Favorable (Unfavorable)
	2011	2010	2009	2011 v 2010	2010 v 2009
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$74,313	$87,937	$97,155	$(13,624)	$(9,218)
Interest expense	14,419	23,582	34,382	9,163	10,800

Net interest income	59,894	64,355	62,773	(4,461)	1,582
Provision for loan losses	5,000	34,400	51,115	29,400	16,715

Net interest income after provision for loan losses	54,894	29,955	11,658	24,939	18,297
Noninterest income	13,945	8,102	10,379	5,843	(2,277)
Noninterest expense	62,487	75,686	70,405	13,199	(5,281)

Income (loss) before income taxes	6,352	(37,629)	(48,368)	43,981	10,739
Income tax benefit	—	(6,290)	(19,161)	(6,290)	(12,871)

Net income (loss)	$6,352	$(31,339)	$(29,207)	$37,691	$(2,132)

Net loss applicable to common stockholders	$(13,454)	$(36,963)	$(30,596)	$23,509	$(6,367)

Common Share Data:
Basic loss per common share	$(0.21)	$(0.72)	$(0.60)	$0.51	$(0.12)
Diluted loss per common share	$(0.21)	$(0.72)	$(0.60)	$0.51	$(0.12)
Average common shares outstanding	64,941,731	51,671,281	51,378,360	13,270,450	292,921
Diluted average common shares outstanding	64,941,731	51,671,281	51,378,360	13,270,450	292,921
Average equity to average assets	9.37%	9.57%	8.68%	(2.09)%	10.25%
Return on average equity	3.83%	(16.44)%	(16.37)%	N/M	N/M
Return on average assets	0.36%	(1.57)%	(1.42)%	N/M	N/M

N/M=not meaningful

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 v 2010	2010 v 2009
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	16.33%	14.99%	13.80%	8.94%	8.62%
Leverage ratio	12.12%	6.25%	7.89%	48.4%	(20.8)%
Loans, net of unearned discount to deposits	83.59%	82.37%	89.74%	1.48%	(8.21)%
Allowance for loan losses to loans, net of unearned discount	3.16%	3.91%	3.42%	(19.18)%	14.21%
Allowance for loan losses to nonperforming loans	129.30%	60.64%	74.73%	113.23%	(18.85)%
Classified assets to allowance and Tier 1 capital(1)	36.14%	74.19%	82.19%	(51.29)%	(9.73)%
Noninterest bearing deposits to total deposits	34.29%	25.60%	21.62%	33.95%	18.41%
Time deposits to total deposits	15.53%	32.39%	43.19%	(52.05)%	(25.00)%

(1)
Based on Bank only Tier 1 capital

2011 Compared to 2010

        The Company's net income for 2011 was $6.4 million, compared to a loss of $31.3 million for the same period in 2010. The earnings per share calculation for 2011 included a non-cash adjustment of approximately $19.8 million, or $0.30 loss per basic and diluted common share, related to the regular quarterly paid-in-kind dividends on the Company's Series A Convertible Preferred Stock of $4.6 million, the special paid-in-kind dividend on the Series A Convertible Preferred Stock of $4.8 million and the accelerated conversion of the Series A Convertible Preferred Stock into common stock of $10.4 million. After giving effect to the preferred stock dividends and mandatory accelerated conversion of preferred stock, the loss per basic and diluted common share was $0.21 for 2011, compared to a loss per basic and diluted common share in 2010 of $0.72. Included in the basic and diluted common share computation for 2010 are $5.6 million in preferred stock dividends paid in the form of additional shares of Series A Convertible Preferred Stock. The net income before income taxes was $6.4 million in 2011 compared to a loss of $37.6 million in 2010, an increase in net income before income tax of $44.0 million. The primary causes for the improvement in net income before income tax were a $29.4 million reduction in provision for loan losses in 2011, as compared to 2010, resulting from reduced levels of nonperforming and classified loans during 2011, a $13.2 million decrease in noninterest expense in 2011 primarily attributable to a decrease in expenses related to other real estate owned, an increase in noninterest income of $5.8 million due to higher net gains on sales of investments in 2011, as well as an other-than-temporary impairment ("OTTI") loss recognized in 2010. These improvements were partially offset by a $4.5 million decrease in net interest income due mostly to a reduced level of earnings assets in 2011.

        The Company's total risk-based capital ratio increased by 134 basis points to 16.33% at December 31, 2011 as compared to 14.99% at December 31, 2010. This increase in our capital ratio is primarily the result of a reduction in total risk-weighted assets and positive net earnings.

        The Company's asset quality trends have improved dramatically during 2011. Classified assets have decreased 50.5% from $168.4 million at December 31, 2010 to $83.4 million at December 31, 2010.

2010 Compared to 2009

        The Company's net loss for 2010 was $31.3 million, or $0.72 loss per basic and diluted common share, compared to a net loss of $29.2 million or $0.60 loss per basic and diluted common share for the same period in 2009. The basic and diluted common share computation for 2010 included $5.6 million in preferred stock dividends paid in the form of additional shares of Series A Convertible Preferred Stock. The loss before income taxes was $37.6 million in 2010 compared to $48.4 million in 2009, a decrease in the loss before income tax of $10.8 million. The primary causes for the decrease in the loss before income tax were a $16.7 million reduction in provision for loan losses in 2010 as compared to 2009 resulting from reduced levels of nonperforming and classified loans during 2010, a $1.6 million increase in net interest income in 2010 primarily attributable to a decrease in the Bank's cost of funds, a $1.2 million gain on the sale of loans held for sale recorded in 2010, and decreases in most categories of non-interest expense in 2010. These items were partially offset by the $3.5 million OTTI recognized on a single municipal bond in 2010 and increased OREO expense in 2010 primarily due to write-downs of the Bank's OREO properties resulting from valuation adjustments and sales.

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

        The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net interest income	$59,894	$64,355	$62,773
Interest rate spread	3.25%	3.09%	2.71%
Net interest margin	3.61%	3.47%	3.26%
Net interest margin, fully tax equivalent	3.68%	3.55%	3.34%

        The following table presents, for the years indicated, average assets, liabilities and stockholders' equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included (excluding loans held for sale) in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

Table 3

	Year Ended December 31,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,123,619	$59,985	5.34%	$1,379,917	$76,462	5.54%
Investment securities(1)
Taxable	334,377	11,277	3.37%	246,842	7,701	3.12%
Tax-exempt	43,972	2,066	4.70%	56,438	2,662	4.72%
Bank stocks(4)	16,107	653	4.06%	17,154	723	4.22%
Other earning assets	140,608	332	0.24%	153,679	389	0.25%

Total interest-earning assets	1,658,683	74,313	4.48%	1,854,030	87,937	4.74%
Non-earning assets:
Cash and due from banks	13,990			24,662
Other assets	96,259			113,330

Total assets	$1,768,932			$1,992,022

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$188,897	$301	0.16%	$168,449	$327	0.19%
Money market	359,849	1,717	0.48%	341,734	2,663	0.78%
Savings	86,467	162	0.19%	75,614	174	0.23%
Time certificates of deposit	318,514	4,566	1.43%	618,442	12,438	2.01%

Total interest-bearing deposits	953,727	6,746	0.71%	1,204,239	15,602	1.30%
Borrowings:
Repurchase agreements	18,525	74	0.40%	19,450	131	0.67%
Federal funds purchased(5)	12	—	1.12%	92	1	0.87%
Subordinated debentures(6)	47,066	2,872	6.10%	44,337	2,581	5.82%
Borrowings	149,490	4,727	3.16%	164,153	5,267	3.21%

Total interest-bearing liabilities	1,168,820	14,419	1.23%	1,432,271	23,582	1.65%
Noninterest bearing liabilities:
Demand deposits	425,763			356,632
Other liabilities	8,548			12,493

Total liabilities	1,603,131			1,801,396
Stockholders' equity	165,801			190,626

Total liabilities and stockholders' equity	$1,768,932			$1,992,022

Net interest income		$59,894			$64,355

Net interest margin			3.61%			3.47%

(1)
Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.68% and 3.55% for the years ended December 31, 2011 and December 31, 2010, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2)
The loan average balances include nonaccrual loans.

(3)
Net loan fees of $1.6 million and $2.2 million for the years ended December 31, 2011 and 2010, respectively, are included in the yield computation.

(4)
Includes Bankers' Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5)
The interest expense related to federal funds purchased for the year ended December 31, 2011 rounded to zero.

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

Table 4

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(16,477)	$(2,709)	$(13,768)
Investment securities
Taxable	3,576	665	2,911
Tax-exempt	(596)	(10)	(586)
Bank stocks	(70)	(27)	(43)
Other earning assets	(57)	(25)	(32)

Total interest income	(13,624)	(2,106)	(11,518)
Interest expense:
Deposits:
Interest-bearing demand	(26)	(81)	55
Money market	(946)	(1,096)	150
Savings	(12)	(53)	41
Time certificates of deposit	(7,872)	(2,928)	(4,944)
Repurchase agreements	(57)	(51)	(6)
Federal funds purchased	(1)	(1)	—
Subordinated debentures	291	128	163
Borrowings	(540)	(75)	(465)

Total interest expense	(9,163)	(4,157)	(5,006)

Net interest income	$(4,461)	$2,051	$(6,512)

2011 Compared to 2010

        For the year ended December 31, 2011, the Company's net interest income decreased by $4.5 million to $59.9 million as compared to $64.4 million for the same period in 2010. This decrease in net interest income during 2011 is attributable to a $2.1 million favorable rate variance offset by a $6.5 million unfavorable volume variance.

        The $2.1 million favorable rate variance in 2011 as compared to 2010 is a result of the 14 basis point increase in our 2011 net interest margin to 3.61% as compared to 3.47% in 2010. Contributing to the 14 basis point increase in net interest margin was a 42 basis point decline in our cost of funds in 2011 compared to 2010, which was mostly due to 58 basis point reduction in the cost of our certificates of deposit. The cost of our certificates of deposits declined as higher-cost time deposits matured and were partially replaced with time deposits with lower rates. Our total costs of funds declined throughout the year from 1.52% for the fourth quarter ended December 31, 2010, compared to 0.94% for the same period in 2011. The total cost of funds for the year ending December 31, 2010 was 1.65%, compared to 1.23% for the same period in 2011. This favorable rate variance was partially offset by a 20 basis points decrease in average loan yields in 2011 as compared to 2010, primarily as a result of maturities and prepayments of higher-yielding loans. New and renewed loans had lower yields due to the competitive rate environment.

        The unfavorable volume variance of $6.5 million is primarily the result of a $195.3 million decrease in overall earning assets during 2011. In addition, there was a shift in the makeup of our earning assets from higher-yielding loans to lower-yielding investments during 2011. During 2011, our average loan balances with an average rate of 5.34% declined by approximately $256.3 million while average investments with an average rate of 3.55% increased by $74.0 million. The level of overnight funding at year end 2011 was approximately $84.2 million with an average rate of approximately 0.25%. The 2011 decline in time deposits mitigated the overall impact of the unfavorable volume variance. In 2011, the average balance of our time deposits decreased by $299.9 million, primarily as a result of management's efforts to allow higher cost brokered deposits to mature without being renewed. At December 31, 2011, our outstanding brokered deposit balance was $10.2 million, which will mature in March 2012 and not be replaced. The cost of our subordinated debentures has increased from 5.82% for the year ending December 31, 2010, compared to 6.10% for the same period in 2011. The primary reason for this increase is the due to compounding effect of the deferred interest payments on the subordinated debentures.

        We continue to seek opportunities to improve our net interest margin by changing the mix of our earning assets, by reducing the level of overnight funding, limiting additional investment in securities and making high quality loans. During 2012, yields on assets may be affected by competitive pressures in our local lending markets as well as potential acceleration of prepayments on mortgage-backed securities.

        The following table presents, for the years indicated, average assets, liabilities and stockholders' equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included (excluding loans held for sale) in the calculation of average loans and leases while non-accrued interest thereon, is excluded from the computation of yields earned.

Table 5

	Year Ended December 31,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees(1)(2)(3)	$1,379,917	$76,462	5.54%	$1,686,136	$89,625	5.32%
Investment securities(1)
Taxable	246,842	7,701	3.12%	79,483	3,479	4.38%
Tax-exempt	56,438	2,662	4.72%	63,972	3,033	4.74%
Bank stocks(4)	17,154	723	4.22%	20,639	825	4.00%
Other earning assets	153,679	389	0.25%	75,887	193	0.25%

Total interest-earning assets	1,854,030	87,937	4.74%	1,926,117	97,155	5.04%
Non-earning assets:
Cash and due from banks	24,662			26,829
Other assets	113,330			101,339

Total assets	$1,992,022			$2,054,285

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$168,449	$327	0.19%	$148,972	$368	0.25%
Money market	341,734	2,663	0.78%	309,493	2,753	0.89%
Savings	75,614	174	0.23%	71,645	215	0.30%
Time certificates of deposit	618,442	12,438	2.01%	722,793	23,066	3.19%

Total interest-bearing deposits	1,204,239	15,602	1.30%	1,252,903	26,402	2.11%
Borrowings:
Repurchase agreements	19,450	131	0.67%	15,557	139	0.89%
Federal funds purchased	92	1	0.87%	141	1	0.69%
Subordinated debentures(5)	44,337	2,581	5.82%	42,159	2,556	6.06%
Borrowings	164,153	5,267	3.21%	166,766	5,284	3.17%

Total interest-bearing liabilities	1,432,271	23,582	1.65%	1,477,526	34,382	2.33%
Noninterest bearing liabilities:
Demand deposits	356,632			387,597
Other liabilities	12,493			10,751

Total liabilities	1,801,396			1,875,874
Stockholders' equity	190,626			178,411

Total liabilities and stockholders' equity	$1,992,022			$2,054,285

Net interest income		$64,355			$62,773

Net interest margin			3.47%			3.26%

(1)
Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.55% and 3.34% for the years ended December 31, 2010 and December 31, 2009, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2)
The loan average balances include nonaccrual loans.

(3)
Net loan fees of $2.2 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively, are included in the yield computation.

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

Table 6

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(13,163)	$4,016	$(17,179)
Investment securities
Taxable	4,222	(667)	4,889
Tax-exempt	(371)	(16)	(355)
Bank stocks	(102)	48	(150)
Other earning assets	196	(1)	197

Total interest income	(9,218)	3,380	(12,598)
Interest expense:
Deposits:
Interest-bearing demand	(41)	(105)	64
Money market	(90)	(564)	474
Savings	(41)	(54)	13
Time certificates of deposit	(10,628)	(7,644)	(2,984)
Repurchase agreements	(8)	486	(494)
Federal funds purchased	—	—	—
Subordinated debentures	25	(84)	109
Borrowings	(17)	71	(88)

Total interest expense	(10,800)	(7,894)	(2,906)

Net interest income	$1,582	$11,274	$(9,692)

2010 Compared to 2009

        For the year ended December 31, 2010, the Company's net interest income increased by $1.6 million to $64.4 million as compared to $62.8 million for the same period in 2009. This increase in net interest income during 2010 is attributable to an $11.3 million favorable rate variance offset by a $9.7 million unfavorable volume variance.

        The $11.3 million favorable rate variance in 2010 as compared to 2009 is a result of the 21 basis point increase in our 2010 net interest margin to 3.47% as compared to 3.26% in 2009. Contributing to the 21 basis point increase in net interest margin was a 68 basis point decline in our cost of funds in 2010 compared to 2009, which was strongly impacted by a 118 basis point reduction in the cost of our certificates of deposit. The cost of our certificates of deposits declined as higher-cost time deposits matured and were partially replaced with time deposits with lower rates. Additionally, there was a favorable 22 basis point increase in average loan yields in 2010 as compared to 2009, primarily as a result of the Bank's continued strategy to implement a minimum or floor rate with respect to renewed variable rate loans.

        Partially offsetting the favorable rate variance of $11.3 million in 2010 was an unfavorable volume variance of $9.7 million. The 2010 unfavorable volume variance is primarily the result of a $72.1 million decrease in overall earning assets during 2010. In addition, there was a shift in the makeup of our earning assets from higher-yielding loans to lower-yielding investments and cash and cash equivalents during 2010. During 2010, our average loan balances with an average rate of 5.54% declined by approximately $306.2 million while average investments with an average rate of 3.46% increased by $156.3 million and average overnight cash balances with an average rate of 0.25% increased by $77.8 million. The 2010 decline in time deposits mitigated the overall impact of the unfavorable volume variance. In 2010, the average balance of our time deposits decreased by $104.4 million, primarily as a result of management's efforts to allow higher cost brokered deposits to mature without being renewed.

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

2011 Compared to 2010

        The provision for loan losses decreased by $29.4 million to $5.0 million for the year ended December 31, 2011 as compared to $34.4 million in 2010.

        Of the $5.0 million of provision for loan losses in 2011, approximately $14.2 million was related to impaired loans and related charge-offs, net of a decrease in the general component of our allowance in the amount of $9.2 million. The decrease in the general component of our allowance for loan losses during 2011 was primarily attributable to the overall decrease in classified and watch list loans throughout 2011, as well as a reduction in overall charge-offs during 2011, which favorably impacted our historical loss and economic concerns component. The Company determined that the provision for loan losses made during 2011 was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of December 31, 2011. As a percent of loans, our allowance decreased to 3.16% at December 31, 2011, compared to 3.91% at December 31, 2010. The ratio of allowance for loan losses to nonperforming loans increased to 129.30% at December 31, 2011, from 60.64% at December 31, 2010.

        The $29.4 million decrease in the provision for loan losses was partially attributable to the $21.9 million reduction in net charge-offs in 2011 as compared to 2010. Net charge-offs were $17.4 million in 2011 as compared to $39.3 million in 2010. Additionally, the general component of the allowance for loan losses declined in 2011 as a result of an overall improvement in the underlying credit quality factors, including the overall volume and severity of classified and watch-list loans. As a result, the provision for loan losses was approximately $12.4 million less than actual charge-offs.

2010 Compared to 2009

        The provision for loan losses decreased by $16.7 million to $34.4 million for the year ended December 31, 2010 as compared to $51.1 million in 2009.

        Of the $34.4 million of provision for loan losses in 2010, approximately $39.4 million was related to impaired loans and related charge-offs, offset by a decrease in the general component of our allowance in the amount of $5.0 million. The decrease in the general component of our allowance for loan losses during 2010 was primarily attributable to the overall decrease in classified and watch list loans throughout 2010, as well as a reduction in overall charge-offs during 2010. The Company determined that the provision for loan losses made during 2010 was sufficient to maintain our allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of December 31, 2010. As a percent of loans, our allowance increased to 3.91% at December 31, 2010 compared to 3.42% at December 31, 2009.

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

Noninterest Income

        The following table presents our major categories of noninterest income:

  Table 7

	Year Ended December 31,			Change—Increase / (Decrease)
	2011	2010	2009	2011 v 2010	2010 v 2009
	(In thousands)
Customer service and other fees	$9,413	$9,241	$9,520	$172	$(279)
Gain (loss) on sale of securities	3,703	313	(2)	3,390	315
Gain on sale of loans	—	1,196	—	(1,196)	1,196
Other-than-temporary impairment (OTTI) of securities	—	(3,500)	—	3,500	(3,500)
Other income	829	852	861	(23)	(9)

Total noninterest income	$13,945	$8,102	$10,379	$5,843	$(2,277)

2011 Compared to 2010

        Noninterest income increased by $5.8 million in 2011 compared to 2010. The increase in noninterest income is primarily attributable to a $3.4 million increase in net gains on sales of investments in 2011 compared to a $3.5 million credit-related other-than-temporary-impairment (OTTI) recognized on a single, non-rated municipal bond in 2010. Based on management's analysis, the OTTI recognized in 2010 is still adequate and no additional OTTI was recognized in 2011. Partially offsetting these net charges was a gain recognized on the sale of loans during the second quarter 2010.

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

Noninterest Expense

        The following table presents the major categories of noninterest expense:

Table 8

	Year Ended December 31,			Change—Increase / (Decrease)
	2011	2010	2009	2011 v 2010	2010 v 2009
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$26,059	$26,042	$26,547	$17	$(505)
Occupancy expense	7,513	7,399	7,609	114	(210)
Furniture and equipment	3,508	3,720	4,441	(212)	(721)
Amortization of intangible assets	4,091	5,168	6,278	(1,077)	(1,110)
Other real estate owned	1,559	14,909	5,898	(13,350)	9,011
Insurance and assessments	4,053	6,569	6,536	(2,516)	33
Professional fees	3,528	3,117	3,224	411	(107)
FHLB prepayment penalty	2,672	—	—	2,672	—
Other general and administrative	9,504	8,762	9,872	742	(1,110)

Total noninterest expense	$62,487	$75,686	$70,405	$(13,199)	$5,281

2011 Compared to 2010

        Noninterest expense for the year ended December 31, 2011 decreased by $13.2 million to $62.5 million compared with the same period in 2010. This decrease is mostly attributable to a $13.4 million decrease in other real estate owned expense and a $2.5 million decrease in insurance and assessment expense. These reductions in expense were partially offset by a $2.7 million prepayment penalty incurred in 2011 as a result of the prepayment of $51.0 million in FHLB term advances.

        The decrease in expenses for other real estate owned in 2011 as compared to 2010 is mostly due to a $11.8 million decrease in net write-downs related to valuation adjustments and sales. The fair value of other real estate owned is discussed in Note 18, Fair Value, to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements". Generally, the fair value of the other real estate owned is based on appraised values less estimated costs to sell the other real estate owned. As updated appraisals are obtained related to other real estate owned or a sales agreement is entered into, any decline from the previous appraised value will negatively affect the amount of other real estate owned expense through write-down in value.

        Salaries and employee benefits expense remained relatively level in 2011compared to 2010. Although total salaries and employee benefits expense was consistent with prior year, there were variances within the component categories. Base salaries decreased $0.3 million mostly due to employee turnover, as staffing levels remained similar year over year. Stock-based compensation decreased $0.5 million due mostly to the reduction in the number of unvested restricted stock shares as a result of vested grants not being fully replaced with new grants. Employee benefit expense decreased $0.3 million due to lower levels of medical claims in 2011. The above favorable variances were partially offset by an increase in incentives and bonuses of $1.1 million due to improvements in financial performance measures tied to the incentive and bonus programs, including reductions in nonperforming assets, improvements in net interest margin and increases in both low-cost deposits and higher-yielding quality earning assets.

        Amortization expense decreased in 2011 by $1.1 million, or 20.8%, as a result of accelerated amortization methods. Amortization expense is projected to decrease by $1.1 million, or 25.2%, in 2012 as compared to 2011 as presented in Note 8, Other Intangible Assets, to "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements".

        Insurance and assessments expense declined $2.5 million to $4.1 million in 2011 as compared to $6.6 million in 2010. Included within this expense category are FDIC insurance assessments, which decreased by $2.5 million in 2011 as compared to 2010 primarily due to a change in our risk classification in the third quarter 2010, as well as the implementation of new rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective April 1, 2011, these new rules changed the assessment base from total deposits to average total assets less tangible capital, in addition to significantly lowering the assessment rates.

        In the third quarter 2011, we incurred a $2.7 million prepayment penalty as a result of the prepayment of $51.0 million in FHLB term advances with an average cost of 3.50%. This prepayment penalty was partially offset by the gain on sale of securities of $3.0 million, which was the result of the sale of $86.4 million mortgage-backed securities based on the expectation that these securities would have an increase in prepayment speeds.

        The $0.7 million increase in other general and administrative expense to $9.5 million in 2011 as compared to $8.8 million in 2010 is mostly due to an increase of $0.5 million in advertising and business development expenses.

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

        Salaries and employee benefits expense declined by $0.5 million in 2010 compared to 2009. This decline is partially a result of a decrease in base salaries as the number of full-time equivalent employees decreased from 387 at the beginning of 2009 to 366 at the end of 2010. In addition, there was a $0.2 million decrease in incentives and bonuses, as well as a $0.2 million reduction in stock-based compensation expense. Incentives and bonuses decreased as a result of the 2010 loss being partially attributable to items that directly affect the payment of incentives and bonuses. The decrease in stock-based compensation expense was due mostly to a reduction in the number of unvested restricted stock shares as a result of the vested grants not being fully replaced with new grants.

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

        Amortization expense decreased in 2010 by $1.1 million, or 17.7%, as a result of accelerated amortization methods. Amortization expense is projected to decrease by $1.1 million, or 20.8%, in 2011 as compared to 2010.

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

Income Taxes

2011 Compared to 2010

        The effective tax benefit rate in 2011 was 0.0% as compared to 16.7% in 2010. In 2011, the primary differences between the expected tax benefit rate and the actual tax benefit rate are the reduction in the deferred tax asset valuation allowance, state taxes, tax-exempt income and non-deductible expenses incurred in relation to the preferred stock conversion. In 2010, the primary difference between the expected benefit rate and the actual benefit rate was the establishment of the deferred tax asset valuation allowance, state taxes and tax-exempt income. For further information regarding differences between the expected tax rate and the actual tax rate, see Note 12, Income Taxes under "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements".

        Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. At the end of 2011, based on various tax planning strategies, the Company determined that a partial valuation allowance for deferred tax assets of $6.6 million remained necessary. This analysis is updated quarterly and adjusted as necessary.

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

        At the end of 2010, based on various tax planning strategies, the Company determined that a partial valuation allowance for deferred tax assets was required in the amount of $8.5 million.

FINANCIAL CONDITION

        At December 31, 2011, the Company had total assets of $1.7 billion, compared to $1.9 billion at December 31, 2010. The primary causes of the decline in total assets were a decrease in loans of $106.4 million, a decrease in cash and equivalents of $32.2 million and a decrease in the securities portfolio of $32.5 million.

        Despite the $32.2 million decrease in cash and cash equivalents during 2011, the Company continues to have excess overnight funding liquidity in addition to available secured lines of credit. The cash and cash equivalents continue to reduce our net interest margin as these overnight funds only earned 0.24% in 2011 as compared to an average investment yield of 3.55% in 2011 and an average loan yield of 5.34% in 2011. The Company continues to evaluate alternatives to reduce the level of low-yielding overnight funds, including not renewing certain maturing time deposits, the purchase of new investment securities and growing loan balances.

        At December 31, 2010, the Company had total assets of $1.9 billion, compared to $2.1 billion at December 31, 2009. The primary causes of the decline in total assets were a decrease in loans of $315.0 million and a decrease in cash and equivalents of $93.0 million, partially offset by a $170.4 million increase in the securities portfolio. There was a continued shift to more liquid assets during 2010 as reflected in the growth of our securities portfolio. During 2010, the Company continued to maintain a sufficient amount of liquidity by employing strategies to offset projected cash outflows caused by maturing higher rate certificates of deposit with reductions in overnight funds and proceeds from maturing loans.

        The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2011	2010	2009
	(In thousands)
Cash and due from banks	$109,225	$141,465	$234,483
Total investments	386,141	418,668	248,236
Total loans, net of unearned discount	1,098,140	1,204,580	1,519,608
Total assets	1,689,668	1,870,052	2,127,580
Earning assets	1,584,746	1,761,620	1,985,059
Deposits	1,313,786	1,462,351	1,693,290

Loans

        The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 10

	December 31
	2011		2010		2009		2008		2007
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Real Estate:
Residential and commercial	$775,708	71%	$731,184	61%	$815,571	54%	$730,300	40%	$762,102	43%
Construction	44,087	4%	57,351	5%	105,612	7%	268,306	15%	235,236	13%
Commercial	223,479	20%	350,725	29%	521,016	34%	746,241	41%	679,717	38%
Agricultural	11,527	1%	14,413	1%	18,429	1%	22,738	1%	39,506	2%
Consumer	22,937	2%	28,582	2%	36,175	2%	38,352	2%	40,835	2%
Leases receivable and other	22,229	2%	24,151	2%	25,366	2%	23,996	1%	27,653	2%

	1,099,967	100%	1,206,406	100%	1,522,169	100%	1,829,933	100%	1,785,049	100%
Less: Allowance for loan losses	(34,661)		(47,069)		(51,991)		(44,988)		(25,711)
Unearned discount	(1,827)		(1,826)		(2,561)		(3,600)		(3,402)

Net Loans	$1,063,479		$1,157,511		$1,467,617		$1,781,345		$1,755,936

Loans held for sale at lower of cost or market	$—		$14,200		$9,862		$5,760		$492

        There were $819.8 million of real estate loans at December 31, 2011 as compared to $788.5 million at December 31, 2010, an increase of $31.3 million. Although this loan category grew during 2011, management carefully monitors our real estate concentration ratios to ensure we remain in compliance with the regulatory guidance discussed below.

        Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. For our Bank, the total reported construction, land development and other land represented 52% of capital at December 31, 2011 as compared to 85% at December 31, 2010. Further, the Bank's total commercial real estate loans to total capital was 254% at December 31, 2011, as compared to 300% of capital at December 31, 2010. Loans secured by commercial real estate, as prescribed under the regulatory concentration guidelines, decreased by $46.3 million, or 8%, to $533.6 million at December 31, 2011, as compared to $579.9 million at December 31, 2010.

        At December 31, 2011, our residential and commercial real estate portfolio, including equity lines consisted of commercial owner-occupied properties of 25.5%, 1-4 family residential properties of 11.9%, land of 6.9%, multi-family properties of 6.2%, other commercial properties of 47.7%, and agricultural and other properties of 1.8%.

        Total loans, net of unearned discount (excluding loans held for sale), decreased by $106.4 million, or 8.8%, from December 31, 2010 to December 31, 2011. Average loans declined by $256.3 million in 2011 as compared to 2010. The decline in total loans, net of unearned discount, occurred during the first half of 2011. The decline in total loans stabilized during the third quarter of 2011 and grew slightly during the fourth quarter 2011. During 2011, nonperforming loans decreased by 70.8%, or $65.0 million, from $91.8 million at December 31, 2010 to $26.8 million at December 31, 2011.

        With respect to group concentrations, most of the Company's business activity is with customers in the state of Colorado. At December 31, 2011, the Company did not have any significant concentrations in any particular industry.

Loan maturities

        The following table shows the amounts of loans outstanding at December 31, 2011, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes unearned discount.

Table 11

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(In thousands)
Real estate—residential and commercial	$167,848	$432,837	$175,023	$775,708	$366,654	$241,206
Real estate—construction	18,402	25,336	349	44,087	12,226	13,459
Commercial	120,878	75,897	26,704	223,479	58,540	44,061
Agricultural	4,858	4,499	2,170	11,527	4,471	2,198
Consumer	7,599	12,829	2,509	22,937	15,105	233
Leases receivable and other	1,031	4,059	17,139	22,229	3,328	17,870

Total	$320,616	$555,457	$223,894	$1,099,967	$460,324	$319,027

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

        The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated, including loans held for sale except where noted.

Table 12

	December 31,
	2011	2010
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans and leases, not restructured	$26,801	$88,504
Other impaired loans	6	3,317

Total nonperforming loans	$26,807	$91,821

Other real estate owned and foreclosed assets	29,027	22,898

Total nonperforming assets	$55,834	$114,719

Impaired Loans:
Impaired loans	$26,807	$77,621
Allocated allowance for loan losses	(3,490)	(6,659)

Net investment in impaired loans	$23,317	$70,962

Impaired loans with a valuation allowance	$10,598	$23,235
Impaired loans without a valuation allowance	16,209	54,385

Total impaired loans	$26,807	$77,621

Valuation allowance related to impaired loans	$3,490	$6,659

Valuation allowance as a percent of impaired loans	13.0%	8.6%

Nonaccrual loans to loans, net of unearned discount	2.44%	7.26%
Nonperforming assets to total assets	3.30%	6.13%
Allowance for loan losses to nonperforming loans, excluding loans held for sale	129.30%	60.64%

        Nonperforming assets of $55.8 million at December 31, 2011 reflected a decrease of $58.9 million, or 51.3%, from the December 31, 2010 balance of $114.7 million. In addition to the decline in nonperforming assets during 2011, the overall level of classified assets declined during 2011 as discussed further below.

        At December 31, 2011, approximately $11.0 million, or 41.09%, of all nonperforming loans outstanding were residential construction, land and land development. At December 31, 2010, approximately $7.3 million, or 9%, of all nonperforming loans were residential construction, land and land development loans.

        At December 31, 2011, approximately $4.5 million, or 16.8%, of all nonperforming loans outstanding were commercial real estate loans. At December 31, 2010, approximately $57.0 million, or 64.4%, of all nonperforming loans were commercial real estate loans.

        The Company's loss exposure on its nonperforming loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted significantly by management based on historical collateral dispositions, changes in market conditions since the last valuation and management's expertise and knowledge of the client and the client's business. Annually or more frequently based on facts and circumstances, management reviews all real estate loan relationships in excess of $500,000. If, based on an internal evaluation of the property's value, it is determined that the market or property conditions reflect a potential significant decline in value, an updated appraisal is obtained. Similarly, upon the renewal, extension or refinancing of a real estate loan with new monies, an appraisal is obtained if based on an internal evaluation it is determined that there has been a significant decline in value. Appraisals are required for all new commercial real estate loans in excess of $1,000,000; all new loans secured by residential real estate in excess of $250,000; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000.

        Other real estate owned was $29.0 million at December 31, 2011, compared to $22.9 million at December 31, 2010. The balance at December 31, 2011 was comprised of 35 separate properties of which $6.1 million was land; $22.7 million was commercial real estate including multi-family units; and $0.2 million was residential real estate. The balance at December 31, 2010 was comprised of 35 separate properties of which $11.1 million was land; $14.4 million was commercial real estate including multi-family units; and $0.4 million was residential real estate.

        At December 31, 2011 no additional funds are committed to be advanced in connection with impaired loans.

        At December 31, 2011, there were two construction loans with a remaining interest reserve of approximately $0.1 million. At December 31, 2010, there were seven construction loans with a remaining interest reserve of approximately $1.1 million. Additionally, at December 31, 2011, the book value of loans modified in troubled debt restructurings was $11.7 million compared to $23.6 million for 2010, and an immaterial amount at December 31, 2009; December 31, 2008; and December 31, 2007.

        The following table presents our nonperforming assets (including loans held for sale) at the dates indicated:

Table 13

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans, not restructured	$26,801	$88,504	$69,446	$60,354	$19,801
Accruing loans past due 90 days or more	6	3,317	123	228	527

Total nonperforming loans (NPLs)	26,807	91,821	69,569	60,582	20,328
Other real estate owned and foreclosed assets	29,027	22,898	37,192	484	3,517

Total nonperforming assets (NPAs)	$55,834	$114,719	$106,761	$61,066	$23,845

Selected ratios:
NPLs to loans, net of unearned discount	2.44%	7.53%	4.55%	3.31%	1.14%
NPAs to total assets	3.30%	6.13%	5.02%	2.90%	1.01%

        The Company has an internal risk rating system of classified loans as pass, watch, special mention, substandard, doubtful and loss. These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans. Each internal risk classification is judgmental, but based on objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers' ability to meet future debt service and performance to plan under stress versus only their current condition. As described below under "Allowance for Loan Losses", the

Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

        At December 31, 2011 the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, has declined to $25.9 million as compared to $51.2 million at December 31, 2010; $101.0 million at December 31, 2009; $119.7 million at December 31, 2008 and $54.7 million at December 31, 2007.

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

        In estimating the nonspecific allowance for loan losses, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type, collateral type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon historical loss rates and adjusted for qualitative factors affecting loan portfolio collectability as described above. Lower net charge-offs during 2011 contributed to the decrease the historical loss factor of the allowance. This also had a direct impact on the economic concerns factor which looks at historical losses by type of loan and applies a loss factor based on both historical losses and management's estimate of the economic climate for the remaining loans in the portfolio. Management utilizes the risk weightings of loans and computes a factor for the volume and severity of classified loans as defined under the regulatory definitions of "substandard"' and "doubtful" that are not otherwise treated as impaired loans. In addition, management utilizes changes in the volume and severity of loans included on our internal watch list. As both regulatory classified loans and internal watch list loans declined in 2011, this part of the general component of the allowance for loan losses declined during 2011.

        The table below summarizes loans held for investment, average loans held for investment, nonperforming assets, including loans held for sale, and changes in the allowance for loan losses arising from net charge-offs and additions to the allowance from provisions charged to operating expense:

Table 14

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$47,069	$51,991	$44,988	$25,711	$27,899
Loan charge-offs:
Real estate—residential and commercial	12,407	20,048	6,945	2,639	12,354
Real estate—construction	5,421	16,398	32,153	11,956	12,469
Commercial	908	1,983	4,213	1,340	2,825
Agricultural	—	54	3	17	654
Consumer	119	194	281	275	497
Leases receivable and other	730	2,100	2,412	—	174

Total loan charge-offs:	19,585	40,777	46,007	16,227	28,973

Recoveries:
Real estate—residential and commercial	1,257	378	763	596	906
Real estate—construction	517	469	563	744	279
Commercial	244	316	455	259	385
Agricultural	—	—	9	15	394
Consumer	52	84	100	115	134
Leases receivable and other	107	208	5	—	21

Total loan recoveries	2,177	1,455	1,895	1,729	2,119

Net loan charge-offs	17,408	39,322	44,112	14,498	26,854
Provision for loan losses	5,000	34,400	51,115	33,775	24,666

Balance, end of period	$34,661	$47,069	$51,991	$44,988	$25,711

Loans held for investment	$1,098,140	$1,204,580	$1,519,608	$1,826,333	$1,781,647
Average loans held for investment	1,109,886	1,376,560	1,682,580	1,797,304	1,868,856
Nonperforming assets (includes loans held for sale)	55,834	114,719	106,761	61,066	23,845
Selected ratios:
Net charge-offs to average loans, held for investment	1.57%	2.86%	2.62%	0.81%	1.44%
Provision for the allowance for loan losses to average loans, held for investment	0.45%	2.50%	3.04%	2.50%	1.38%
Allowance for loan losses to loans, held for investment at end of period	3.16%	3.91%	3.42%	2.46%	1.44%
Allowance for loan losses to non-performing loans, held for investment	129.30%	60.64%	87.08%	82.06%	129.62%

        At December 31, 2011, the allowance for loan losses was $34.7 million, or 3.16% of total loans held for investment. This compares to an allowance for loan loss of $47.1 million, or 3.91% of total loans held for investment at December 31, 2010.

        The decrease in the allowance for loan losses is due to the reduction in the overall loan portfolio and more specifically, the reduction in classified and watch list loans. Actual net charge-offs related to loans were $17.4 million in 2011, as compared to $39.3 million in 2010, a decrease of $21.9 million. Charge-offs are taken on loans when management determines that after review of all possible sources of repayment, including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

        The elevated level of the allowance and provision during the years 2007 through 2010 was due to the higher level of loan charge-offs during these years and requirement to maintain adequate levels of allowance due to increasing classified loans, concentrations, and historical losses.

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

        Approximately $3.5 million, or 10.1%, of the $34.7 million allowance for loan losses at December 31, 2011, relates to loans specifically reserved. This compares to a specific reserve of $6.7 million, or 14.1%, of the total allowance for loan losses at December 31, 2010. In addition to the $3.5 million specific reserve against impaired loans, the balance of impaired loans at December 31, 2011 and 2010 reflects a reduction of approximately $6.6 million and $14.6 million, respectively, related to previous partial charge-offs.

        The general component of the allowance as a percent of overall loans, net of unearned discount, was 2.84% at December 31, 2011 as compared to 3.36% at December 31, 2010. The decrease in the general component as a percent of loans, net of unearned discount, is due primarily to the impact of reductions in charge-offs on the various parts of our general component calculation and by a reduction of the impact of lower classified and watch list loans on the general component calculation.

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

Table 15

	At December 31,
	2011		2010		2009		2008		2007
	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total
	(Dollars in thousands)
Real estate—residential and commercial	$25,450	73.4%	$31,099	66.1%	$28,035	54.0%	$17,579	39.1%	$16,072	62.5%
Real estate—construction	2,609	7.5	6,924	14.7	13,253	25.5	18,696	41.6	4,180	16.3
Commercial	5,308	15.3	7,090	15.1	10,000	19.2	8,000	17.8	4,087	15.9
Consumer	351	1.0	284	0.6	388	0.7	559	1.2	909	3.5
Leases receivable and other	943	2.8	1,672	3.5	315	0.6	154	0.3	463	1.8

Total	$34,661	100.0%	$47,069	100.0%	$51,991	100.0%	$44,988	100.0%	$25,711	100.0%

        During 2011 and 2010, the majority of the allowance for loan losses remains allocable to real estate loans. This allocation is attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

        At December 31, 2011, loans included as impaired as part of the allowance for loan losses included approximately $6.6 million of partial charge-offs for loans expected to be repaid from the underlying collateral. In addition, there is another $3.5 million of specific allowance related to impaired loans as of December 31, 2011. During 2012, it is possible that the $3.5 million of specific allowance could be charged-off if the loans are disposed of, foreclosed upon or restructured. Additional charge-offs may occur in 2012 if loans become impaired during 2012. Management is not able to estimate the amount of anticipated 2012 charge-offs due to the non-homogeneous nature of our loan portfolio.

Securities

        We manage our investment portfolio principally to provide collateral for certain deposits, in particular public deposits, as well as to balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

        The carrying value of our portfolio of investment securities at the dates indicated are as follows:

Table 16

	At December 31,
	2011	2010	2009
	(In thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$—	$21,770	$17,129
State and municipal	52,890	42,138	60,827
Mortgage backed securities—agency/residential	265,030	310,810	127,340
Mortgage backed securities—private/residential	752	3,606	13,959
Marketable equity	1,519	1,519	1,519
Other securities	32,961	9,687	360

Total securities available for sale	$353,152	$389,530	$221,134

Securities held to maturity:
Mortgage-backed—agency/residential	$18,424	$11,927	$9,942

Bank Stocks, at cost	$14,565	$17,211	$17,160

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

        Fair values for U.S. government agencies and government-sponsored entities and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Additional data is used to compute the fair value of mortgage backed securities—private/residential include independent bond ratings.

        Three municipal bonds were priced using significant unobservable inputs at December 31, 2011. The first revenue bond has a par value of approximately $36.5 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks. At December 31, 2011, this hospital revenue bond had an unrealized loss of approximately $1.0 million, all of which was determined to be related to temporary changes in interest rates. The second revenue bond had a par value of $12.0 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond is valued based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments. The third revenue bond had a par value of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million. The repayment of this bond was originally based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project's sponsor. During the fourth quarter 2010, the bond defaulted for non-payment of monthly interest payments. Based on management's review of the project, an independent appraisal of the underlying collateral and discussions with the bond's sponsor, who abandoned the project, it was determined that a credit related other-than-temporary impairment of $3.5 million should be taken in 2010. Management continues to review this project and based on discussions with the sponsor believes the other-than-temporary impairment recognized in 2010 to be sufficient at this time.

        The municipal revenue bond in the amount of $36.5 million, discussed above, is approximately 21.4% of stockholders' equity. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. At December 31, 2011, the bond had an unrealized loss of approximately $1.0 million, or 2.6% of book value. To date, the bond has paid principal and interest in accordance with its contractual terms, including a principal payment of $755,000 in December 2011.

        The carrying value of our investment securities at December 31, 2011 totaled $386.1 million compared to $418.7 million at December 31, 2010, a decrease of $32.6 million. The decrease in overall securities balances during 2011 is primarily related to management's decision to balance the level of overnight funding while limiting the potential interest rate risk of purchasing bonds in the current rate environment. Investment portfolio purchases in 2011 consisted of bonds guaranteed by a U.S. government agency or U.S. government-sponsored agency, a single, local municipal bond and three trust preferred security issuances.

        Other securities have increased $23.3 million from $9.7 million at December 31, 2010, compared to $33.0 million at December 31, 2011. The increase is due to the purchase of several trust preferred securities. We performed a credit review of the issuers of these securities prior to purchase and evaluated the higher yielding potential against other investment opportunities. The average yield on these securities in 2011 was 8.21% compared to a yield of 3.55% on the entire portfolio. We expect that these securities may be called by the issuers in early 2013 as a result of the implementation of the "Collins Amendment", a part of the Dodd-Frank Act, which will prohibit banks over $15 billion in total assets from including these securities in Tier 1 capital.

        The balance of bank stocks decreased by $2.6 million during 2011. Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers' Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

        The following table shows the maturities of investment securities at December 31, 2011, December 31, 2010, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 17

	At December 31, 2011
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
State and municipal	$1,919	6.85%	$12,955	6.80%	$2,423	7.29%	$35,593	7.52%
Mortgage backed securities—agency/residential	—	0.00%	—	0.00%	11,174	1.98%	253,856	2.60%
Mortgage backed securities—private/residential	—	0.00%	—	0.00%	—	0.00%	752	2.79%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	32,961	8.21%

Total securities available for sale	$1,919	6.85%	$14,474	6.18%	$13,597	2.88%	$323,162	3.85%

Securities held to maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$18,424	3.78%

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and sponsored entities	$21,770	0.50%	$—	0.00%	$—	0.00%	$—	0.00%
State and municipal	1,516	7.70%	2,226	6.58%	4,337	7.70%	34,059	7.52%
Mortgage backed securities—agency/residential	—	0.00%	—	0.00%	3,310	4.62%	307,500	3.52%
Mortgage backed securities—private/residential	—	0.00%	—	0.00%	—	0.00%	3,606	3.20%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	9,687	5.25%

Total securities available for sale	$23,286	1.85%	$3,745	4.27%	$7,647	6.39%	$354,852	4.03%

Securities held to maturity:

Mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$11,927	4.86%

(1)
Yield is computed on a fully-tax equivalent basis for municipal bonds based on a marginal tax rate of 38.01%.

        At December 31, 2011 and 2010, we held $14.6 million and $17.2 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule.

  Deposits

        Total deposits were $1.3 billion at December 31, 2011 as compared to $1.5 billion at December 31, 2010.

        At December 31, 2011, noninterest bearing deposits constituted 34.3% of total deposits compared to 25.6% of total deposits at December 31, 2010, an increase of 8.7%. Throughout 2011, total noninterest bearing deposits increased from $374.5 million at December 31, 2010 to $450.5 million at December 31, 2011. Our interest bearing, non-maturing deposits, including NOW, money market and savings accounts, increased by $45.0 million, to $659.2 million at December 31, 2011 as compared to $614.2 million at December 31, 2010. Time deposits as a percent of total deposits were 15.5% at December 31, 2011 as compared to 32.4% at December 31, 2010. The overall cost of time deposits decreased from 2.01% in 2010 to 1.43% in 2011.

        The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 18

	At December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing
Noninterest bearing deposits	$425,763	0.00%	$356,632	0.00%	$387,597	0.00%
Interest bearing
Interest bearing demand and NOW	188,897	0.16%	168,449	0.19%	148,972	0.25%
Money market	359,849	0.48%	341,734	0.78%	309,493	0.89%
Savings	86,467	0.19%	75,614	0.23%	71,645	0.30%
Time	318,514	1.43%	618,442	2.01%	722,793	3.19%

Total interest bearing deposits	953,727	0.71%	1,204,239	1.30%	1,252,903	2.11%

Total deposits	$1,379,490	0.49%	$1,560,871	1.00%	$1,640,500	1.61%

        Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more, including brokered deposits, at the dates indicated:

Table 19

	At December 31,
	2011	2010
	(In thousands)
Due in three months or less	$22,806	$56,884
Due in over three months through six months	19,575	43,559
Due in over six months through twelve months	35,682	58,155
Due in over twelve months	18,382	9,745

Totals	$96,445	$168,343

        The following table presents the mix of our deposits by type based on average balances for each of the periods indicated.

Table 20

	At December 31,
	2011		2010
	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$425,763	30.86%	$356,632	22.85%
Interest bearing demand and NOW	188,897	13.69%	168,449	10.79%
Money market	359,849	26.09%	341,734	21.89%
Savings	86,467	6.27%	75,614	4.84%
Time	318,514	23.09%	618,442	39.63%

Total deposits	$1,379,490	100.00%	$1,560,871	100.00%

        Overall average time deposits decreased by $299.9 million, or 48.5%, to $318.5 million for 2011 compared to $618.4 million for 2010. The actual balance of time deposits decreased by $269.6 million during 2011 to $204.1 million at December 31, 2011 compared to $473.7 million at December 31, 2010.

        The December 31, 2011 time deposit balance includes approximately $10.2 million of brokered deposits. At December 31, 2010, time deposits included approximately $5.1 million from the Certificate of Deposit Account Registry Service ("CDARS®") program, and $174.7 million in brokered deposits. Brokered deposits comprised 0.8% of total deposits at December 31, 2011 compared to 12.2% at December 31, 2010.

        At December 31, 2011, our average noninterest bearing deposits increased $69.1 million, or 19.4%, from $356.6 million for 2010 compared to $425.8 million for 2011. This increase in noninterest bearing deposits contributed to the decline in overall cost of deposits from 1.00% in 2010 to 0.49% in 2011.

Borrowings

Subordinated Debentures and Trust Preferred Securities

        In September 2000, the predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10.0 million 10.6% Cumulative Trust Preferred Securities, which are guaranteed by us. The trust also issued common securities to our predecessor and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Subordinated Debentures issued by our predecessor. Interest paid on the 10.6% Debentures is distributed to the holders of the 10.6% Preferred Securities. Distributions payable on the 10.6% Preferred Securities are recorded as interest expense in the consolidated statements of income. These 10.6% Debentures are unsecured and are subordinate in right of payment to all senior debt of the Company. The 10.6% Preferred Securities are subject to mandatory redemption upon repayment of the 10.6% Debentures. We have the right, subject to events of default, to defer payments of interest on the 10.6% Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the 10.6% Debentures. The 10.6% Debentures mature on September 7, 2030 and may be called at the next potential call date of March 7, 2012, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.6% Debentures or the 10.6% Preferred Securities. The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010.

        In February 2001, the predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5.0 million 10.2% Cumulative Trust Preferred Securities, which are guaranteed by us. The trust also issued common securities to our predecessor and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Subordinated Debentures issued by our predecessor. Interest paid on the 10.2% Debentures is distributed to the holders of the 10.2% Preferred Securities. Terms and conditions of the 10.2% Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The 10.2% Debentures mature on February 22, 2031 and may be called at the next potential call date of February 22, 2012, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the 10.2% Debentures or the 10.2% Preferred Securities. The CenBank Trust II trust preferred issuance became callable semi-annually starting on February 22, 2011.

        In April 2004, the predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15.0 million LIBOR plus 2.65% Cumulative Trust Preferred Securities, which are guaranteed by us. The trust also issued common securities to our predecessor and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Subordinated Debentures issued by our predecessor. Interest paid on the floating rate Debentures is distributed to the holders of the floating rate Preferred Securities. Terms and conditions of the floating rate Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The floating rate Debentures mature on April 15, 2034 and may be called at the next potential call date of April 15, 2012, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the Trust, the floating rate Debentures or the floating rate Preferred Securities. The CenBank Trust III trust preferred issuance became callable semi-annually starting on April 15, 2009.

        In June 2003, Guaranty Corporation formed Guaranty Capital Trust III and completed an offering of $10.0 million LIBOR plus 3.10% Cumulative Trust Preferred Securities, which are guaranteed by us. The Trust also issued common securities to Guaranty and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debt Securities issued by Guaranty. We assumed Guaranty's obligations relating to such securities upon our acquisition of Guaranty. Interest paid on the debt securities is distributed to the holders of the Preferred Securities. We have the right, subject to events of default, to defer payments of interest on the subordinated debt securities at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the subordinated debt securities. The subordinated debt securities mature on July 7, 2033. These securities became callable quarterly effective July 7, 2008.

        Under the terms of the Written Agreement, regulatory approval is required prior to the call of any trust preferred issuance.

        Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it will defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. At December 31, 2011 and 2010, the Company had accrued but has not paid approximately $7.3 million and $4.4 million, respectively, in interest on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets. Prior to resuming the payment of interest on the subordinated debentures or calling the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 22, Written Agreement for additional information). The Company intends to seek approval from the Federal Reserve to bring current the deferred interest on the subordinated debentures. At December 31, 2011, the Company was in compliance with all covenants of the agreements.

        The Company is not considered the primary beneficiary of these Trusts (variable interest entities), therefore the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

        Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40 million of securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2011, all of the trusts' securities qualified as Tier 1 capital.

Other Borrowings

        At December 31, 2011, our outstanding borrowings were $110.2 million as compared to $163.2 million at December 31, 2010.

        The borrowings at December 31, 2011 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 22 to 73 months. Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity.

        In September 2011, the Company elected to payoff $51.0 million of these term advances prior to their scheduled maturity dates. The weighted average rate of these advances was 3.50% with maturity dates ranging from November 2011 to February 2014. The prepayment penalty incurred on the early payoff was $2.7 million and was fully offset with gains on sales of mortgage-backed securities.

        Of the remaining $110.2 million FHLB term advances at December 31, 2011, $110.0 million have Bermudan conversion options to a variable rate. If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. Three notes totaling $90 million have potential conversions in 2012 and one note at $20 million has a potential conversion in 2013. The notes can only be prepaid without penalty at or after conversion. The Bank had additional borrowing capacity of approximately $107.3 million with the FHLB at December 31, 2011. There was no balance outstanding on the line of credit as of December 31, 2011.

        The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and the line of credit at December 31, 2011 and December 31, 2010 was $217.4 million and $368.4 million, respectively. The decline of $151.0 million in total commitment from December 31, 2010 to December 31, 2011 is due to the decision to decrease the amount of pledged securities to improve asset-side liquidity. The interest rate on the line of credit varies with the federal funds rate, and was 0.26% at December 31, 2011 and December 31, 2010. The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at December 31, 2011.

        Under a specific pledging and security agreement with the FHLB, the Company had a total borrowing commitment in the amount of $217.4 million at December 31, 2011. The agreement encompasses certain loans and securities as collateral for this commitment. The carrying amount of loans and securities used for the specific pledging and security agreement at December 31, 2011, was $159.0 million and $58.5 million, respectively. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $107.3 million and $205.1 million at December 31, 2011 and 2010, respectively. In January 2012, we were notified by the FHLB that due to improvement in our key operating metrics, our Bank will be returning to a blanket pledging and security agreement. We do not expect our borrowing capacity to be dramatically impacted as a result of the change.

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

Table 21

	Ratio at December 31, 2011	Ratio at December 31, 2010	Minimum Capital Requirement	Minimum Requirement for "Well Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated Guaranty Bancorp	16.33%	14.99%	8.00%	N/A
Guaranty Bank and Trust Company	15.59%	14.07%	8.00%	10.00%
Tier 1 Risk Based Capital Ratio
Consolidated Guaranty Bancorp	15.06%	8.57%	4.00%	N/A
Guaranty Bank and Trust Company	14.32%	12.80%	4.00%	6.00%
Leverage Ratio
Consolidated Guaranty Bancorp	12.12%	6.25%	4.00%	N/A
Guaranty Bank and Trust Company	11.53%	9.33%	4.00%	5.00%

        The overall increase in total risk-based regulatory capital ratios from 2010 to 2011 is attributable to a combination of a reduction in our total risk-weighted assets and the positive net income recorded in 2011. The increases in the Consolidated Tier 1 risk-based and leverage ratios are primarily attributable to the mandatory accelerated conversion of our preferred stock in September 2011. In prior periods, the preferred stock was treated for Tier 1 capital purposes as a restricted core capital element limited to 25% of total Tier 1 capital. The common stock issued as a result of the conversion is treated as an unrestricted core element.

        On July 27, 2011, the Company and the principal holders of the Company's Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the Transaction, among other items, was approved by the Company's stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77.9 million (carrying value of $76.6 million), were converted into approximately 51.9 million shares of the Company's common stock, including approximately 12.7 million shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15.2 million. As a result of this accelerated conversion of all shares of the Company's preferred stock, the 9% dividend on such shares was eliminated and the Company's consolidated capital ratios improved significantly.

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

Dividend Restrictions

        Holders of our common stock are entitled to dividends out of funds legally available for such dividends when, and if, declared by the Board of Directors. The Company has not paid dividends since its inception.

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

        Under the terms of our trust preferred securities, including our related subordinated debentures, issued on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including general business conditions, our financial results, our future prospects, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by our bank subsidiary to our holding company, and such other factors as our Board of Directors may deem relevant.

LIQUIDITY

        The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

        The Bank's primary sources of liquidity are its liquid assets. At December 31, 2011, the Company had $109.2 million of cash and cash equivalents, including $100.5 million of interest bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank's immediate liquidity needs. Further, the Company had $17.7 million of excess pledging related to customer accounts that require collateral, $145.2 million of unpledged securities that are available for pledging and $99.3 million of securities pledged on unused lines of credit.

        When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the Federal Home Loan Bank of Topeka (FHLB) and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2011, the Bank had approximately $107.3 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $5.8 million of availability with the Federal Reserve discount window.

        Under the terms of the Written Agreement, the Bank can continue to rollover or renew existing brokered deposits, but cannot obtain any new brokered deposits. Since December 31, 2009, the Bank has elected not to renew nearly all of its $280.8 million of maturing brokered deposits due primarily to the excess overnight funding balances as well as continued growth of non-time deposit accounts. At December 31, 2011, the Bank has $10.2 million of brokered deposits remaining that will mature in March 2012. The Bank does not plan to renew or rollover these brokered deposits. The Bank will continue to monitor and update its rates in order to rollover and obtain new time deposits from its local markets.

        The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. However, the Written Agreement prohibits the Bank from paying dividends or making other distributions to the holding company without the prior written approval of the Federal Reserve and CDB. Accordingly, the Bank's ability to pay dividends or make other distributions to the holding company will be restricted until the Written Agreement is terminated. The Written Agreement also prohibits the Company from paying dividends or making other distributions without the prior written approval of the Federal Reserve. Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated. Under the terms of our trust preferred financings, we may defer payment of interest on the subordinated debentures and related trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice. During the deferral period, the Company may not pay cash dividends to stockholders of any class of stock. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve. The Company intends to seek approval from the Federal Reserve to bring current the deferred interest on the subordinated debentures. At December 31, 2011, the total amount of deferred interest on the trust preferred securities was $6.4 million.

        As of December 31, 2011, the holding company had approximately $18.0 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company for over three years, assuming that the holding company continues to defer interest on its trust preferred securities.

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

  Credit Risk-Related Contingent Features

        During the first quarter 2009, the Company entered into interest rate swap contracts with certain commercial banking customers to facilitate the customer's respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Thus, these existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company's assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

        The Company evaluates its credit risk associated with its interest rate swaps by evaluating the maximum potential credit exposure prior to the execution of the interest rate swap. This maximum potential credit exposure is evaluated by executive management in relation to the Company's Derivatives and Hedging Policy. On a quarterly basis, the actual credit risk for all swaps is reported to the Company's asset-liability management committee and compared to the maximum exposure approved in the Company's Derivatives and Hedging Policy.

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

        As of December 31, 2011, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $206,700. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreements at the termination value.

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

        The following table shows the net interest income increase or decrease over the next twelve months as of December 31, 2011 and 2010:

Table 22

MARKET RISK:

	Annualized Net Interest Income
	December 31, 2011 Amount of Change	December 31, 2010 Amount of Change
	(In thousands)
Rates in Basis Points
300	$8,966	$1,485
200	5,978	(240)
100	3,299	(686)
Static	—	—
(100)	(2,699)	236
(200)	(2,738)	(2,479)
(300)	N/M	N/M

N/M= not meaningful

        Overall, the Company believes it is asset sensitive. At December 31, 2011, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment. This is due to the amount of overnight funding and variable rate loans on the books. Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate. As rates rise, the loan rate may continue to be at the minimum rate. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates. Compared to prior year, the projected net interest income in a rising rate environment has increased due to higher levels of overnight funding and securities, partially offset by lower levels of time deposits and FHLB advances.

        In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100 or 200 basis point basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company's deposit rates to fall 100 to 200 basis points due to most deposit rates already being below 100 basis points at December 31, 2011, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company's interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

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

        As of December 31, 2011, Guaranty Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

/s/ PAUL W. TAYLOR Paul W. Taylor President, Chief Executive Officer and Director	/s/ CHRISTOPHER G. TREECE Christopher G. Treece Executive Vice President, Chief Financial Officer and Secretary

February 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders
  Guaranty Bancorp
  Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Sherman Oaks, California February 10, 2012

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$109,225	$141,465
Securities available for sale, at fair value	353,152	389,530
Securities held to maturity (fair value of $19,250 and $12,425 at December 31, 2011and December 31, 2010)	18,424	11,927
Bank stocks, at cost	14,565	17,211

Total investments	386,141	418,668

Loans, net of unearned discount	1,098,140	1,204,580
Less allowance for loan losses	(34,661)	(47,069)

Net loans	1,063,479	1,157,511

Loans held for sale	—	14,200
Premises and equipment, net	53,851	57,399
Other real estate owned and foreclosed assets	29,027	22,898
Other intangible assets, net	9,963	14,054
Other assets	37,982	43,857

Total assets	$1,689,668	$1,870,052

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$450,451	$374,500
Interest-bearing demand	567,984	535,078
Savings	91,260	79,100
Time	204,091	473,673

Total deposits	1,313,786	1,462,351

Securities sold under agreements to repurchase and federal funds purchased	16,617	30,113
Borrowings	110,177	163,239
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	20,800	—
Interest payable and other liabilities	16,038	12,827

Total liabilities	1,518,657	1,709,769

Commitments and contingent liabilities	—	—
Stockholders' equity:
Preferred stock(1)	—	64,818
Common stock(2)	119	66
Additional paid-in capital—common stock	704,579	619,443
Shares to be issued for deferred compensation obligations	—	237
Accumulated deficit	(433,016)	(419,562)
Accumulated other comprehensive income (loss)	1,683	(2,220)
Treasury stock, at cost, 10,945,517 and 10,880,073 shares, respectively	(102,354)	(102,499)

Total stockholders' equity	171,011	160,283

Total liabilities and stockholders' equity	$1,689,668	$1,870,052

(1)
Preferred stock—$0.001 par value; 77,853 shares authorized; no shares issued and outstanding at December 31, 2011; 73,280 shares of Series A authorized, 66,025 shares of Series A issued and outstanding at December 31, 2010; no liquidation preference at December 31, 2011; liquidation preference of $66,025 at December 31, 2010.

(2)
Common stock—$0.001 par value; 150,000,000 shares authorized; 118,999,056 shares issued and 105,436,623 shares outstanding at December 31, 2011 (includes 1,546,292 shares of unvested restricted stock and no shares to be issued); 65,775,467 shares issued and 53,529,950 shares outstanding at December 31, 2010 (includes 1,768,186 shares of unvested restricted stock and 156,567 of shares to be issued).

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$59,985	$76,462
Investment securities:
Taxable	11,277	7,701
Tax-exempt	2,066	2,662
Dividends	653	723
Federal funds sold and other	332	389

Total interest income	74,313	87,937

Interest expense:
Deposits	6,746	15,602
Securities sold under agreement to repurchase and federal funds purchased	74	132
Borrowings	4,727	5,267
Subordinated debentures	2,872	2,581

Total interest expense	14,419	23,582

Net interest income	59,894	64,355
Provision for loan losses	5,000	34,400

Net interest income, after provision for loan losses	54,894	29,955
Noninterest income:
Customer service and other fees	9,413	9,241
Net gains on sale of securities	3,703	313
Gain on sale of loans	—	1,196
Other-than-temporary impairment loss:
Total impairment loss	—	(3,500)
Loss recognized in other comprehensive loss	—	—

Net impairment loss recognized in earnings	—	(3,500)
Other	829	852

Total noninterest income	13,945	8,102
Noninterest expense:
Salaries and employee benefits	26,059	26,042
Occupancy expense	7,513	7,399
Furniture and equipment	3,508	3,720
Amortization of intangible assets	4,091	5,168
Other real estate owned, net	1,559	14,909
Insurance and assessments	4,053	6,569
Professional fees	3,528	3,117
FHLB prepayment penalty	2,672	—
Other general and administrative	9,504	8,762

Total noninterest expense	62,487	75,686

Income (loss) before income taxes	6,352	(37,629)
Income tax benefit	—	(6,290)

Net Income (loss)	$6,352	$(31,339)

Net loss applicable to common stockholders	$(13,454)	$(36,963)

Loss per common share—basic	$(0.21)	$(0.72)
Loss per common share—diluted	(0.21)	(0.72)
Weighted average common shares outstanding-basic	64,941,731	51,671,281
Weighted average common shares outstanding-diluted	64,941,731	51,671,281

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

Years ended December 31, 2011 and 2010

	Preferred Shares Outstanding	Preferred Stock	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2009	60,434	$59,227	52,952,703	$618,408	$199	$(102,454)	$(382,599)	$(143)	$192,638
Comprehensive loss:
Net loss	—	—	—	—	—	—	(31,339)	—	(31,339)
Other comprehensive loss	—	—	—	—	—	—	—	(2,077)	(2,077)

Total comprehensive loss	—	—	—	—	—	—	—	—	(33,416)
Stock compensation awards, net of forfeitures	—	—	583,787	—	—	—	—	—	—
Earned stock award compensation, net	—	—		1,101	—	—	—	—	1,101
Repurchase of common stock	—	—	(33,301)	—	—	(45)	—	—	(45)
Deferred compensation	—	—	26,761	—	38	—	—	—	38
Preferred share dividends	5,591	5,591	—	—	—	—	(5,624)	—	(33)

Balance, December 31, 2010	66,025	64,818	53,529,950	619,509	237	(102,499)	(419,562)	(2,220)	160,283
Comprehensive loss:
Net income	—	—	—	—	—	—	6,352	—	6,352
Other comprehensive income	—	—	—	—	—	—	—	3,903	3,903

Total comprehensive income	—	—	—	—	—	—	—	—	10,255
Stock compensation awards, net of forfeitures	—	—	70,110	—	—	—	—	—	—
Earned stock award compensation, net	—	—		593	—	—	—	—	593
Repurchase of common stock	—	—	(65,444)	—	—	(92)	—	—	(92)
Deferred compensation	—	—	—	—	(237)	237	—	—	—
Preferred share dividends	11,828	19,778	—	—	—	—	(19,806)	—	(28)
Conversion of preferred stock	(77,853)	(84,596)	51,902,007	84,596	—	—	—	—	—

Balance, December 31, 2011	—	$—	105,436,623	$704,698	$—	$(102,354)	$(433,016)	$1,683	$171,011

See "Notes to Consolidated Financial Statements"

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011and 2010

	Year Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,352	$(31,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,091	8,390
Provision for loan losses	5,000	34,400
Stock compensation, net	593	1,101
Other-than-temporary impairment (OTTI) of securities	—	3,500
Net gain on sale of securities	(3,703)	(313)
Gain on sale of loans	—	(1,196)
Net loss on sale and valuation adjustments on real estate owned, net	786	12,613
Other	(963)	(53)
Net change in:
Other assets	4,577	8,117
Interest payable and other liabilities	2,942	(232)

Net cash provided by operating activities	22,675	34,988

Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	294,722	118,843
Purchases	(226,904)	(294,535)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	5,844	4,684
Purchases	(9,346)	(6,480)
Loan originations and principal collections, net	72,591	214,012
Proceeds from sale of loans transferred to held for sale	2,512	18,413
Proceeds from sales of other real estate owned and foreclosed assets	21,483	42,457
Proceeds from sales of premises and equipment	—	11
Additions to premises and equipment	(574)	(392)

Net cash provided by investing activities	160,328	97,013

Cash flows from financing activities:
Net decrease in deposits	(148,565)	(230,939)
Repayment of long-term debt	(53,062)	(1,125)
Net change in federal funds purchased and repurchase agreements	(13,496)	7,123
Repurchase of common stock	(92)	(45)
Cash dividends on preferred stock	(28)	(33)

Net cash used by financing activities	(215,243)	(225,019)

Net change in cash and cash equivalents	(32,240)	(93,018)
Cash and cash equivalents, beginning of year	141,465	234,483

Cash and cash equivalents, end of year	$109,225	$141,465

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$16,772	$21,561
Income taxes refunded	(2,749)	(14,159)
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned and foreclosed assets	34,609	40,776
Loans transferred to loans held for sale	2,512	21,555
Financing of the sale of other real estate owned	6,480
Preferred stock dividends	19,778	5,591
Conversion of preferred stock into common stock	84,596	—
Distribution of stock held in deferred compensation plan	237	—
Securities purchased, not yet settled	20,800	—

See "Notes to Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization

        Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

        Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2011 and 2010, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

        References to "we" or "Company" means the Company on a consolidated basis with the Bank. References to "Guaranty" or to the "Holding Company" refer to the parent company on a stand-alone basis.

(2) Summary of Significant Accounting Policies

(a)   Nature of Operations and Principles of Consolidation

        The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides private banking and trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. Our customers' ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

(c)   Cash Flows

        Cash and cash equivalents on the Company's consolidated balance sheets include cash, balances due from banks, interest-bearing deposits in other financial institutions that have an original maturity of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

three months or less. Interest-bearing deposits in other financial institutions mature within one year and are carried at cost. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, borrowings, federal funds purchased and repurchase agreements.

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

        Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

        Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

        Loans are considered sold when the Company surrenders control over the transferred assets to the purchaser, with standard representations and warranties. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the carrying value of the assets sold, the estimated fair value of any assets or liabilities that are newly created as a result of the transaction and the proceeds from the sale. Losses related to asset quality are recorded against the allowance for valuation losses at the time the loss is probable and quantifiable and charged to earnings.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(f)    Loans

        The Company extends real estate, commercial, agricultural and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate and commercial loans throughout the Front Range of Colorado. The ability of the Company's borrowers to honor their contracts is generally dependent upon the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

        A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. A portfolio class is defined as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

        Interest income is accrued on the unpaid principal balance. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method without anticipating prepayments.

        The accrual of interest on all classes of loans, except consumer loans, is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        The interest on all classes of nonaccrual loans is accounted for on the cash basis method, until qualifying for a return to the accrual basis of accounting, payments received on nonaccrual loans are applied first to the principal balance of the loan. Loans are returned to accrual status after the borrower's financial condition has improved, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

        Loans deemed to be uncollectible are charged off and deducted from the allowance. Our loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan-by-loan basis based on the facts and circumstances, including management's evaluation of collateral values in comparison to book values on real estate-dependent loans. Charge-offs on smaller balance, homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

        The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate, Commercial & Industrial and Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The actual loss experience is adjusted for management's estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of substandard and watch loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors and management's evaluation of the impact of local and national economic conditions on each of our loan types.

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

(j)    Premises and Equipment

        Land is carried at cost. Buildings, equipment and software are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the useful life of the asset. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term. Buildings and leasehold improvements carry an estimated useful life of five to forty years and equipment and software carry an estimated useful life of one to fifteen years. Repairs and maintenance are charged to noninterest expense as incurred.

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

(o)   Stock Incentive Plan

        The Company's Amended and Restated 2005 Stock Incentive Plan ("Plan") provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2011, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant-date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2014. At the end of 2011, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 389,000 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(p)   Company-Owned Life Insurance

        The Company has life insurance policies on certain key executives and former key executives. At December 31, 2011 and 2010, the carrying value of the company-owned life insurance policies was $15,077,000 and $14,562,000, respectively, which is included in other assets on the Consolidated Balance Sheets. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

(q)   Deferred Compensation Plan

        The Company had a Deferred Compensation Plan (the "Plan") that allowed directors and certain key employees to voluntarily defer compensation. The Plan was terminated in December 2010. Participants with deferred balances elected designated investment options for the notional investment of their deferred compensation. The recorded obligations were adjusted for deemed income or loss related to the investments selected. Participants in the Plan were given the opportunity to elect to have all or a portion of their deferred compensation earn a rate of return equal to the total return on the Company's common stock. The Plan did not provide for diversification of a participant's assets allocated to Company common stock and assets allocated to Company common stock could only be settled with a fixed number of shares of stock. The deferred compensation obligation associated with Company common stock was classified as a component of stockholders' equity and the related shares were treated as shares to be issued and are included in total shares outstanding for accounting purposes. At December 31, 2010, there were 156,567 shares to be issued. Subsequent changes in the fair value of the common stock are not reflected in operations or stockholders' equity of the Company. Actual Company common stock held by the Company for the satisfaction of obligations of the Plan is classified as treasury stock. Due primarily to a low participation rate and the overall administration costs, as of January 1, 2010, the Company determined not to permit eligible or existing participants the ability to defer any additional compensation. In December 2010, the Company determined to terminate the Plan and on December 15, 2011, all assets held by the participants in the Plan were distributed to each participant. After the distribution, there were no remaining participant assets in the Plan. Prior to the final distribution of assets, compensation expense was recorded for the deferred compensation and a related liability was recognized.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At December 31, 2011 and December 31, 2010, the Company had a net deferred tax asset of $12,050,000 and $14,340,000, respectively, which includes the unrealized gain or loss on securities. At December 31, 2011, after consideration the Company's intent to hold the securities available for sale that are in a loss position until maturity and various tax planning strategies, the Company determined that the valuation allowance for deferred tax assets should be $6,603,000.

        At December 31, 2011 and December 31, 2010, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

        The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 through 2006. At December 31, 2011 and December 31, 2010 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2011 and December 31, 2010, the Company does not have any amounts accrued for interest and/or penalties.

(s)   Derivative Financial Instruments

        Management utilizes derivative financial instruments exclusively to accommodate the needs of its customers through the use of interest rate swaps. Derivative financial instruments are not used to manage interest rate risk in the Company's assets or liabilities. The Company offsets each interest rate swap to minimize its net risk exposure resulting from such transactions and accordingly has not elected to qualify for hedge accounting treatment addressed under current provisions of GAAP. All derivative financial instruments are stated at fair value in the Consolidated Statements of Condition with changes in fair value reported in current period earnings. See Note 19 for further information.

(t)    Segments of an Enterprise and Related Information

        The Company operates as a single segment. The operating information used by the Company's chief executive officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial data presented in this report. For the years ended 2011 and 2010, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(u)   Loss per Common Share

        Basic loss per common share represents the loss allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. The Company's obligation to issue shares of stock to participants in its deferred compensation plan has been treated as outstanding shares of stock in the basic earnings per common share calculation. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service condition for the years ended December 31, 2011 and 2010. The loss per common share has been computed based on the following:

	Year Ended December 31,
	2011	2010
Average common shares outstanding	64,941,731	51,671,281
Effect of dilutive preferred stock(1)	—	—
Effect of dilutive unvested stock grants(2)	—	—

Average shares outstanding and calculated diluted earnings per common share	64,941,731	51,671,281

(1)
The Company had no shares outstanding of convertible preferred stock at December 31, 2011 and 66,025 shares outstanding of convertible preferred stock at December 31, 2010. The impact of the future conversion of these shares was antidilutive for the years ending December 31, 2011 and 2010 due to the net loss attributable to common shareholders for those periods. See Note 21, Preferred Stock, for details on the conversion.

(2)
The impact of unvested stock grants of 1,546,292 and 1,768,186 at December 31, 2011 and 2010, respectively, are antidilutive due to the net loss attributable to common shareholders for those periods.

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

        The entire balance of other comprehensive income (loss) at December 31, 2011 and 2010 was due to unrealized gains (losses) on securities available for sale.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Following are the components of other accumulated comprehensive income (loss) and related tax effects for the periods indicated:

	Year Ended December 31,
	2011	2010
	(In thousands)
Net income (loss)	$6,352	$(31,339)
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	9,999	(6,536)
Less: Reclassification adjustments for net losses included in income, including impairment charges	(3,703)	3,187

Net unrealized holding gains (losses)	6,296	(3,349)
Income tax benefit (expense)	(2,393)	1,272

Other comprehensive income (loss)	3,903	(2,077)

Total comprehensive income (loss)	$10,255	$(33,416)

(w)  Restrictions on Cash

        A portion of the cash on deposit with the Federal Reserve Bank of Kansas City (the "Federal Reserve") was required to meet regulatory reserve and clearing requirements. The clearing requirement was $500,000 at December 31, 2011 and 2010. At December 31, 2011 and 2010, there was no reserve requirement. An amount in excess of the reserve and clearing requirements is maintained in an interest bearing account with the Federal Reserve in lieu of maintaining federal funds sold balances with other financial institutions.

(x)   Dividend Restrictions

        Various banking laws applicable to the Bank limit the payment of dividends by the Bank to the Holding Company or by the Holding Company to both common and preferred stockholders. In addition, the Holding Company and the Bank signed a Written Agreement on January 22, 2010, which, among other things prohibits both the Holding Company and the Bank from paying dividends without the prior written approval of the Federal Reserve and, in the case of the Bank, the Colorado Division of Banking (the "CDB"). Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

        Under the terms of our trust preferred securities, including our related subordinated debentures, issued on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        Prior to the conversion of our Series A Convertible Preferred Stock in September 2011, we continued to make paid-in-kind dividends in the form of additional shares of Series A Convertible Preferred Stock on a quarterly basis.

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

(z)   Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies at December 31, 2011 and 2010 are more fully disclosed in Note 15 to the consolidated financial statements.

(aa) Recently Issued Accounting Standards

  Adoption of New Accounting Standards:

        In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The additional troubled debt restructuring disclosures contained within this report include the amount and type of troubled debt restructurings that occurred during the period in addition to the amount and type of defaults of troubled debt restructurings that had been restructured in the preceding 12 months. The provisions of this update did not have a material impact on the Company's financial position, results or operations or cash flows.

  Newly Issued But Not Yet Effective Accounting Standards:

        In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company's financial position, results or operations or cash flows.

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders' Equity. The update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

        In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company's financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not expected to add to the Company's current level of disclosures.

(ab) Reclassifications

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities

        The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair Value	Gross unrealized gains	Gross unrealized losses	Amortized Cost
	(In thousands)
	December 31, 2011
Securities available for sale:
State and municipal	$52,890	$369	$(953)	$53,474
Mortgage-backed securities—agency/residential	265,030	5,337	(168)	259,861
Mortgage-backed securities—private/residential	752	—	(34)	786
Marketable equity	1,519	—	—	1,519
Other securities	32,961	25	(1,861)	34,797

Total securities available for sale	$353,152	$5,731	$(3,016)	$350,437

	December 31, 2010

Securities available for sale:
U.S. government agencies and government-sponsored entities	$21,770	$20	$—	$21,750
State and municipal	42,138	271	(3,544)	45,411
Mortgage-backed securities—agency/residential	310,810	3,053	(3,268)	311,025
Mortgage-backed securities—private/residential	3,606	16	(27)	3,617
Marketable equity	1,519	—	—	1,519
Other securities	9,687	17	(119)	9,789

Total securities available for sale	$389,530	$3,377	$(6,958)	$393,111

        At December 31, 2011, other securities consists mostly of several trust preferred securities.

        The carrying amount, unrealized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2011:
Mortgage-backed securities—agency/residential	$18,424	$826	$—	$19,250

December 31, 2010:
Mortgage-backed securities—agency/residential	$11,927	$498	$—	$12,425

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

        The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2011	2010
	(In thousands)
Proceeds	$215,999	$40,330
Gross Gains	4,195	370
Gross Losses	(492)	(57)

        The tax expense related to the 2011 net gain is approximately $1,408,000, and the tax expense related to the 2010 net gain was approximately $119,000.

        The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
2011	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$1,894	$1,919
Due after one year through five years	12,772	12,955
Due after five years through ten years	2,263	2,423
Due after ten years	71,342	68,554

Total AFS excluding MBS and marketable equity securities	88,271	85,851
Mortgage-backed securities and marketable equity securities	262,166	267,301

Total securities available for sale	$350,437	$353,152

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities—agency/residential	$18,424	$19,250

        Investment securities with carrying values of $204,652,000 and $389,734,000 were pledged at December 31, 2011 and 2010, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. At December 31, 2011, approximately $131,429,000 of securities were available for pledging. At December 31, 2010, there were no securities available for pledging.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2011. This table does not include the single municipal security for which an OTTI was recognized during 2010, as OTTI reduced the value of the security to its estimated fair value.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
State and municipal	$—	$—	$35,592	$(953)	$35,592	$(953)
Mortgage-backed securities agency/residential	28,602	(168)	—	—	28,602	(168)
Mortgage-backed securities private/residential	752	(34)	—	—	752	(34)
Other	18,986	(994)	3,950	(867)	22,936	(1,861)

Total temporarily impaired	$48,340	$(1,196)	$39,542	$(1,820)	$87,882	$(3,016)

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

        During 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4,600,000 in the amount of $3,500,000. The OTTI was related to a local, non-rated municipal bond where the underlying affordable housing project was abandoned by the bond's sponsor. In determining the amount of the OTTI, the Company considered the value of the underlying property collateralizing the bond in addition to amounts that the Company felt were recoverable from the project sponsor's guarantee. The entire OTTI of $3,500,000 was recognized in the Company's earnings as we believe that it is unlikely that we will recover our original investment in the bond. As of December 31, 2011, management's analysis supports the OTTI recognized in 2010 on this bond and no additional impairment or recovery was recognized in 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

        The following table presents a rollforward of OTTI included in earnings (In thousands):

Beginning balance of accumulated credit losses at January 1, 2010	$—
Initial credit losses recognized on securities identified as other-than-temporarily impaired	3,500

Ending accumulated credit losses as of December 31, 2010	$3,500

Initial credit losses recognized on securities identified as other-than-temporarily impaired	—

Ending accumulated credit losses as of December 31, 2011	$3,500

        At December 31, 2011, there were 14 individual securities in an unrealized loss position. Of the 14 securities in an unrealized loss position at December 31, 2011, two individual securities have been in a continuous unrealized loss position for 12 months or longer. Management evaluated these two securities in addition to the remaining 12 securities in an unrealized loss position and determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. The Company does not intend to sell any of the 14 securities in an unrealized loss position and does not consider it likely that it will be required to sell any of the securities in question prior to recovery in their fair value. The 14 securities in an unrealized loss position do not include the single security for which the $3,500,000 OTTI was taken as that particular security has been marked down to its estimated fair value as of December 31, 2011.

        All of the Bank's agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for a single private-label mortgage-backed security with a total fair value of $752,000. This private-label security is a senior tranche that is rated AAA by Standard and Poor's at December 31, 2011.

        The Bank's municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers' current financial statements, including the related cash flows and interest payments.

        At December 31, 2011, we held a municipal security issued by the Colorado Health Facilities Authority with a book value of $36,545,000, or approximately 21.4% of stockholders' equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company's footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. At December 31, 2011, the bond had an unrealized loss of approximately $1,000,000, or 2.6% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2011, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms, including a principal payment of $755,000 in December 2011.

        We do not intend to sell any of the debt securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these debt securities is expected to recover as the bonds approach maturity. We concluded that the unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay. Accordingly, we

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Securities (Continued)

did not recognize any additional OTTI on the remaining securities in our investment portfolio, other than the $3,500,000 of OTTI recognized during 2010 on the single municipal bond as discussed above.

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2010. This table does not include the single municipal security for which an OTTI was recognized during 2010, as OTTI reduced the value of the security to its estimated fair value.

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

        At December 31, 2010, there were 18 individual securities in an unrealized loss position. Of the 18 securities in an unrealized loss position at December 31, 2010, two individual securities have been in a continuous unrealized loss position for 12 months or longer. Management evaluated these two securities in addition to the remaining 16 securities in an unrealized loss position and determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates.

        At December 31, 2010, there was a security of a single issuer with a book value of $37,300,000, or approximately 23.3% of stockholders' equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company's footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. At December 31, 2010, the bond had an unrealized loss of approximately $3,500,000, or 9.5% of book value.

(4) Bank Stocks

        The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Bank Stocks (Continued)

Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company's investment at December 31 was as follows:

	2011	2010
	(In thousands)
Federal Reserve Bank of Kansas City	$5,960	$6,327
Federal Home Loan Bank of Topeka	7,847	10,126
Other bank stock	758	758

Totals	$14,565	$17,211

        The investments in bank stocks are reviewed by management quarterly for potential other-than-temporary-impairment. This quarterly review considers the credit quality of the institution, the institution's ability to repurchase shares; and the Company's carrying value in the shares relative to the share's book value. Based on each of these reviews, Management concluded that there was no OTTI impairment during 2011 or 2010.

(5) Loans

        A summary of the balances of loans at December 31 follows:

	2011	2010
	(In thousands)
Loans on real estate:
Residential and commercial	$731,107	$680,895
Construction	44,087	57,351
Equity lines of credit	44,601	50,289
Commercial loans	223,479	350,725
Agricultural loans	11,527	14,413
Lease financing	2,269	3,143
Installment loans to individuals	22,937	28,582
Overdrafts	254	565
SBA and other	19,706	20,443

	$1,099,967	$1,206,406
Less:
Allowance for loan losses	(34,661)	(47,069)
Unearned discount	(1,827)	(1,826)

Net Loans	$1,063,479	$1,157,511

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$47,069	$51,991
Provision for loan losses	5,000	34,400
Loans charged off	(19,585)	(40,777)
Recoveries on loans previously charged-off	2,177	1,455

Balance, end of period	$34,661	$47,069

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

        The following table provides detail for the ending balances in the Company's allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the table also provides a rollforward by portfolio segment of our allowance for loan losses for the current period only. The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

component of the allowance for loan losses) corresponds to the Company's systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Rollforward of Allowance for Loan Losses
Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-Offs	(17,828)	(119)	(1,638)	(19,585)
Recoveries	1,774	52	351	2,177
Provision	5,660	(49)	(611)	5,000

Ending Balance Detail as of December 31, 2011	$29,080	$136	$5,445	$34,661

Balances at December 31, 2011:
Allowance for Loan Losses
Individually evaluated	$2,377	$—	$1,113	$3,490
Collectively evaluated	26,703	136	4,332	31,171

Total	$29,080	$136	$5,445	$34,661

Loans
Individually evaluated	$20,726	$52	$6,029	$26,807
Collectively evaluated	874,008	5,044	192,281	1,071,333

Total	$894,734	$5,096	$198,310	$1,098,140

Balances at December 31, 2010:
Allowance for Loan Losses
Individually evaluated	$5,826	$1	$832	$6,659
Collectively evaluated	33,648	251	6,511	40,410

Total	$39,474	$252	$7,343	$47,069

Loans
Individually evaluated	$66,942	$49	$10,630	$77,621
Collectively evaluated	888,303	6,288	232,368	1,126,959

Total	$955,245	$6,337	$242,998	$1,204,580

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

A summary of transactions in the reserve for unfunded commitments for the periods indicated is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$188	$243
Provision (credit) for losses on unfunded commitments	(11)	(55)

Balance, end of period	$177	$188

        The following is a summary comparison of impaired loans (excluding loans held for sale) at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Impaired loans with a valuation allowance	$10,598	$23,235
Impaired loans without a valuation allowance	16,209	54,386

Total impaired loans	$26,807	$77,621

Valuation allowance related to impaired loans	$3,490	$6,659

        The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at December 31, 2011 and December 31, 2010 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

December 31, 2011

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$10,081	$12,898	$—	$30,452	$—
Construction loans	294	2,378	—	310	—
Commercial loans	3,770	3,899	—	6,184	—
Consumer loans	1,622	1,976	—	1,867	—
Other	442	684	—	923	—

Total	$16,209	$21,835	$—	$39,736	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$7,071	$7,805	$1,686	$16,114	$—
Construction loans	—	—	—	—	—
Commercial loans	3,220	3,422	1,551	3,598	—
Consumer loans	177	179	153	231	—
Other	130	214	100	596	—

Total	$10,598	$11,620	$3,490	$20,539	$—

Total Impaired Loans
Commercial and residential real estate	$17,152	$20,703	$1,686	$46,566	$—
Construction loans	294	2,378	—	310	—
Commercial loans	6,990	7,321	1,551	9,782	—
Consumer loans	1,799	2,155	153	2,098	—
Other	572	898	100	1,519	—

Total impaired loans	$26,807	$33,455	$3,490	$60,275	$—

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

December 31, 2010

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$33,498	$42,132	$—	$26,865	$—
Construction loans	—	2,084	—	5,593	—
Commercial loans	16,639	18,811	—	10,823	—
Consumer loans	2,082	2,620	—	1,313	—
Other	2,167	2,420	—	1,906	—

Total	$54,386	$68,067	$—	$46,500	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$20,482	$21,316	$5,723	$18,596	$—
Construction loans	—	—	—	758	—
Commercial loans	2,753	2,803	935	2,734	—
Consumer loans	—	1	1	15	—
Other	—	—	—	33	—

Total	$23,235	$24,120	$6,659	$22,136	$—

Total Impaired Loans
Commercial and residential real estate	$53,980	$63,448	$5,723	$45,461	$—
Construction loans	—	2,084	—	6,351	—
Commercial loans	19,392	21,614	935	13,557	—
Consumer loans	2,082	2,621	1	1,328	—
Other	2,167	2,420	—	1,939	—

Total impaired loans	$77,621	$92,187	$6,659	$68,636	$—

        The following is a summary of nonaccrual loans (including loans held for sale) and loans past due 90 days still on accrual status:

	2011	2010
	(In thousands)
Nonaccrual loans	$26,801	$88,504
Loans past due over 90 days still on accrual	$6	$3,317

        If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, the gross interest income that would have been recorded during the period for December 31, 2011 and 2010 was $1,532,000 and $3,157,000, respectively. The income recognized on nonaccrual loans prior to impairment during the years ended December 31, 2011 and 2010 was $365,000 and $3,275,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        The following is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Year Ended December 31,
	2011	2010
	(In thousands)
Average of individually impaired loans during year	$60,275	$68,636
Interest income recognized during impairment	$—	$—
Cash-basis interest income recognized	$—	$—

        The following table summarizes by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual (including loans held for sale):

December 31, 2011

	30 - 89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$4,551	$—	$17,152	$21,703	$740,110
Construction loans	—	—	294	294	33,042
Commercial loans	3,233	—	6,990	10,223	223,107
Consumer loans	1,611	6	1,793	3,410	67,680
Other	1,410	—	572	1,982	34,201

Total	$10,805	$6	$26,801	$37,612	$1,098,140

December 31, 2010

	30 - 89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$13,273	$2,124	$66,057	$81,454	$694,064
Construction loans	—	—	—	—	57,265
Commercial loans	6,349	953	18,438	25,740	350,194
Consumer loans	605	240	1,842	2,687	79,316
Other	1,328	—	2,167	3,495	37,941

Total	$21,555	$3,317	$88,504	$113,376	$1,218,780

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

        As of December 31, 2011, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is as follows:

	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$693,312	$43,793	$207,258	$64,274	$30,183	$1,038,820
Special Mention	2,766	—	4,867	—	829	8,462
Substandard	35,029	294	11,354	3,409	2,490	52,576
Doubtful	—	—	—	109	—	109

Subtotal	731,107	44,087	223,479	67,792	33,502	1,099,967
Less: Unearned Discount	(1,214)	(73)	(371)	(113)	(56)	(1,827)

Loans, net of unearned discount	$729,957	$44,014	$223,108	$67,679	$33,446	$1,098,140

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        As of December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans (including loans held for sale) is as follows:

	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Pass	$589,301	$57,351	$290,573	$75,999	$33,896	$1,047,120
Special Mention	7,589	—	22,295	1	594	30,479
Substandard	84,006	—	37,858	3,435	3,508	128,807
Doubtful	—	—	—	—	—	—
Loans held for sale	14,200	—	—	—	—	14,200

Subtotal	695,096	57,351	350,726	79,435	37,998	1,220,606
Less: Unearned Discount	(1,032)	(86)	(532)	(119)	(57)	(1,826)

Loans, net of unearned discount	$694,064	$57,265	$350,194	$79,316	$37,941	$1,218,780

        The book balance of troubled debt restructurings at December 31, 2011 and December 31, 2010 was $11,692,000 and $24,788,000, respectively. Approximately, $1,466,000 and $1,345,000 in specific reserves have been established with respect to these loans as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        During the period ending December 31, 2011, the terms of six loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

        No modifications involving a reduction of the stated interest rate were made during the period ended December 31, 2011. One modification involving an extension of the maturity date was made for an extended maturity of five months. Three loans were modified to reflect changes in payment schedules. With respect to the three remaining troubled debt restructurings modified during the 12 months ended December 31, 2011, a portion of the principal balance will be forgiven, if certain scheduled payments are made.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Loans (Continued)

        The following table present loans by class modified as troubled debt restructurings that occurred in the year ending December 31, 2011 (in thousands):

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and residential loans	3	$11,547	$11,247
Construction loans	—	—	—
Commercial loans	3	380	374
Consumer loans	1	72	71
Other	—	—	—

Total	7	$11,999	$11,692

        The troubled debt restructurings described above increased the allowance for loan losses by $1,466,000 through the allocation of a specific reserve, and resulted in charge offs of $2,095,000 and provision expense of $2,216,000 during the year ended December 31, 2011.

        A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructured loans during the year ended December 31, 2011.

(6) Premises and Equipment

        A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2011	2010
	(In thousands)
Land	$13,677	$13,693
Buildings	43,786	45,038
Leasehold improvements	5,908	5,899
Equipment and software	15,846	16,253
Leasehold interest in land	684	684

Subtotal	$79,901	$81,567
Accumulated depreciation and amortization	(26,050)	(24,168)

Total premises and equipment	$53,851	$57,399

        Depreciation expense for the years ended December 31, 2011and 2010 was approximately $3,000,000 and $3,223,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

        In December 2011, management entered into an asset purchase agreement to sell one of our branch buildings. The $1,094,000 net book balance of this building was transferred to assets held for sale as of December 31, 2011 and the balance is included in other assets on the Consolidated Balance Sheet. This transaction is expected to close in the second or third quarter of 2012.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Premises and Equipment (Continued)

        Operating Leases:    Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2011 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2012	$2,917
2013	2,473
2014	2,028
2015	1,971
2016	577
Thereafter	943

$10,909

        Certain leases contain options to extend the lease terms for five to twenty one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2011 and 2010 was $3,332,000 and $3,289,000, respectively.

(7) Other Real Estate Owned

        Changes in the carrying amount of the Company's other real estate owned for the years ended December 31, 2011 and 2010 were as follows (in thousands):

Balance as of January 1, 2010	$37,192
Additions to OREO	40,776
Sales proceeds	(42,457)
Losses and write-downs, net of gains	(12,613)

Balance as of December 31, 2010	$22,898
Additions to OREO	34,878
Sales proceeds	(21,483)
Sales of OREO financed	(6,480)
Losses and write-downs, net of gains	(786)

Balance as of December 31, 2011	$29,027

        Expenses related to other real estate owned include:

	2011	2010
	(Dollars in thousands)
Write-downs, net of gains on sales	$786	$12,613
Operating expenses, net of rental income	773	2,296

Total expenses related to foreclosed assets	$1,559	$14,909

(8) Other Intangible Assets

        Acquired intangible assets with a finite life are recorded on our balance sheets. These acquired intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives. At December 31, 2011 and 2010, the only such asset on the Company's balance

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Other Intangible Assets (Continued)

sheet is the core deposit intangible, which is tested annually for impairment, and no impairment was deemed necessary.

        A summary of the core deposit intangible asset and the accumulated amortization is below:

		December 31,
	Useful life	2011	2010
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(53,012)	(48,921)

Other intangible assets, net		$9,963	$14,054

        Amortization expense for the years ended December 31, 2011 and 2010 was $4,091,000 and $5,168,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (amounts in thousands):

Total
Fiscal year ending:
2012	$3,033
2013	2,566
2014	2,097
2015	1,416
2016	393
Thereafter	458

$9,963

(9) Deposits

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $96,445,000 and $168,343,000, respectively.

        At December 31, 2011 and 2010, the Bank had $10,159,000 and $174,728,000, respectively, in brokered time deposits. Additionally, the Bank had reciprocal time deposits with other depository institutions that are treated as brokered deposits for regulatory purposes of $5,143,000 at December 31, 2010. No reciprocal time deposits were outstanding as of December 31, 2011.

        At December 31, 2011 the scheduled maturities of interest-bearing time deposits for the next four years are as follows (amounts in thousands):

2012	$169,919
2013	21,578
2014	12,533
2015	61

$204,091

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Securities Sold Under Agreements to Repurchase

        The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2011	2010
	(In thousands)
Ending Balance	$16,617	$29,832
Weighted-average interest rate at year-end	0.35%	0.45%

        Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which have carrying values of $20,910,000 and $32,917,000 at December 31, 2011 and 2010, respectively.

        Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Average daily balance during the year	$18,525	$19,450
Average interest rate during the year	0.40%	0.67%
Maximum month-end balance during the year	$22,068	$29,832

(11) Borrowings

        A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(Dollars in thousands)
December 31, 2011
Short-term borrowings:
FHLB line of credit	$—		n/a	217,437

Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	110,177	Range:2.52% - 4.43%	2013 - 2018	See below

Total borrowings	$110,177

December 31, 2010
Short-term borrowings:
FHLB line of credit	$—		n/a	368,361

Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	163,239	Range:2.52% - 6.22%	2011 - 2018	See below

Total borrowings	$163,239

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Borrowings (Continued)

        Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity. The weighted-average rate on the FHLB term notes is 2.97% at December 31, 2011. At December 31, 2011, approximately $110,177,000 of the FHLB fixed rate term notes with a weighted-average rate of 2.97% were convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. Three notes totaling $90,000,000 have potential conversions in 2012 and one note at $20,000,000 has a potential conversion in 2013. The notes can only be prepaid without penalty at or after conversion.

        In September 2011, the Company elected to payoff $51,026,000 of these term advances prior to their scheduled maturity dates. The weighted average rate of these advances was 3.50% with maturity dates ranging from November 2011 to February 2014. The prepayment penalty incurred on the early payoff was $2,672,000 and was fully offset with gains on sales of mortgage-backed securities.

        Under a specific pledging and security agreement with the FHLB, the Company had a total borrowing commitment in the amount of $217,437,000 at December 31, 2011. The agreement encompasses certain loans and securities as collateral for this commitment. The specific pledging and security agreement with the FHLB was $368,361,000 at December 31, 2010. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $107,260,000 and $205,122,000 at December 31, 2011 and 2010, respectively. In January 2012, we were notified by the FHLB that due to improvement in our key operating metrics, our Bank will be returning to a blanket pledging and security agreement. We do not expect our borrowing capacity to be dramatically impacted as a result of the change.

        At December 31, 2011, the scheduled maturities of borrowings are as follows (in thousands):

2012	$—
2013	177
2014	—
2015	—
2016	—
Thereafter	110,000

Total borrowings	$110,177

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes

        The components of the income tax benefit are as follows:

	Year ended December 31,
	2011	2010
	(In thousands)
Current tax benefit:
Federal	$—	$(3,393)
State	—	—

Total current tax benefit	—	(3,393)

Deferred tax benefit:
Federal	1,664	(10,220)
State	233	(1,177)

Total deferred tax benefit	1,897	(11,397)

Deferred tax valuation allowance	(1,897)	8,500

Total tax benefit	$—	$(6,290)

        Income tax expense attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax loss from operations as a result of the following:

	Year ended December 31,
	2011	2010
Tax (benefit) at statutory federal rate	35.0%	(35.0)%
State tax, net of federal benefit	(2.0)%	(3.3)%
Tax exempt income	(13.5)%	(2.7)%
Change in valuation allowance	(29.9)%	22.6%
Preferred stock conversion costs	5.2%	—
Other	5.2%	1.7%

	(0.0)%	(16.7)%

        Current taxes receivable included in other assets totaled approximately $15,600 and $2,859,000 at December 31, 2011 and December 31, 2010, respectively. The Company's net deferred tax asset is included in other assets at December 31, 2011 and December 31, 2010.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$13,175	$17,891
Other real estate owned	2,430	2,285
Other assets, accruals and other real estate owned	1,468	1,679
Other-than-temporary-impairment	1,330	1,330
Unrealized loss on securities	—	1,361
Net operating loss, AMT and other tax attribute carryforwards	11,036	9,266
Intangible assets	796	899
Stock compensation and other	132	537

Subtotal	30,367	35,248
Less: Valuation allowance	(6,603)	(8,500)

Deferred tax assets	23,764	26,748
Deferred tax liabilities:
Premises and equipment	4,528	4,782
Core deposit intangibles and fixed rate loan purchase accounting adjustments	3,792	5,356
Unrealized gains on securities	1,032	—
FHLB stock, prepaid assets, equity investments and other liabilities	2,366	2,270

Total deferred tax liabilities	11,718	12,408

Deferred tax asset (liability)	$12,046	$14,340

        Realization of deferred tax assets is dependent upon generating future sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the temporary deductible differences that may expire prior to their utilization was recorded during 2010. In assessing the realization of deferred tax assets at December 31, 2011, the Company considered various tax planning strategies which could be implemented to generate taxable income in future taxable periods in which the deferred taxes are deductible, to partially support the current balance of deferred tax assets. Based on these factors, the Company believed that it was more likely than not that the Company will realize approximately $12,046,000 of the benefits of these deductible differences at December 31, 2011, and therefore, a partial valuation allowance for deferred tax assets remained necessary in the amount of $6,603,000 at December 31, 2011. The valuation allowance was reduced to $6,603,000 at December 31, 2011, from $8,500,000 at December 31, 2010.

        At December 31, 2011, the Company had a federal net operating loss carryforward of approximately $23,688,000 expiring in 2030 and 2031, and a state net operating loss carryforward of approximately $75,124,000, which expires at various dates from 2029 through 2031. Deferred tax assets

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

are recognized for net operating losses, subject to a valuation allowance, to the extent that the benefit is more likely than not to be realized.

        As of December 31, 2011 and December 31, 2010, the Company did not have any unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense and did not have any accrued interest and/or penalties at December 31, 2011 or 2010. The Company received approximately $1,200 and $3,000 of interest income on tax refunds in 2011 and 2010, respectively. No other interest or penalties related to tax matters were incurred during 2011 or 2010. The Company and its subsidiaries are subject to U.S. federal income tax, as well as state of Colorado income tax. The Company is no longer subject to examination by taxing authorities for years before 2007, except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 and 2006, but could be subject to adjustment by taxing authorities up to the amount of the 2009 net operating loss expected to be carried back to years before 2007.

(13) Subordinated Debentures and Trust Preferred Securities

        The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.95% at December 31, 2011 and 5.87% at December 31, 2010. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

        In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10,000,000, 10.6% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of 10.6% Junior Subordinated Debentures (Debentures) issued by the predecessor. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Distributions payable on the Preferred Securities are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured, rank junior and are subordinate in right of payment to all senior debt of the Company. The Preferred Securities are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030 and may be called at the next potential call date of March 7, 2012, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trust, the Debentures or the Preferred Securities. The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Subordinated Debentures and Trust Preferred Securities (Continued)

        In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5,000,000 10.2% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of 10.2% Junior Subordinated Debentures (Debentures) issued by the predecessor. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on February 22, 2031 and may be called at the next potential call date of February 22, 2012, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trust, the Debentures or the Preferred Securities. The CenBank Trust II trust preferred issuance became callable semi-annually starting on February 22, 2011.

        In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15,000,000 LIBOR plus 2.65% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of floating rate Junior Subordinated Debentures (Debentures) issued by the predecessor. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the Preferred Securities. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034 and may be called at the next potential call date of April 15, 2012, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trust, the Debentures or the Preferred Securities. The CenBank Trust III trust preferred issuance became callable semi-annually starting on April 15, 2009.

        In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10,000,000 LIBOR plus 3.10% Cumulative Trust Preferred Securities (Preferred Securities), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of Junior Subordinated Debt Securities issued by the predecessor. The Company assumed the predecessor's obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the Preferred Securities. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on July 7, 2033. The Guaranty Capital Trust III trust preferred issuance was initially callable on July 7, 2008 and remains callable on each quarterly interest payment date.

        Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it will defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Subordinated Debentures and Trust Preferred Securities (Continued)

accrue during the deferral period. At December 31, 2011 and 2010, the Company had accrued, unpaid interest of approximately $7,305,000 and $4,433,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets. Prior to resuming the payment of interest on the subordinated debentures or calling the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 22, Written Agreement for additional information). The Company intends to seek approval from the Federal Reserve to bring current the deferred interest on the subordinated debentures. At December 31, 2011, the Company was in compliance with all covenants of the agreements.

        The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company's investment in the common stock of each trust is included in other assets in the Consolidated Balance Sheets.

        Although the securities issued by each of the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40,000,000 of securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2011, the full $40,000,000 of the trusts' securities qualified as Tier 1 capital.

        The Board of Governors of the Federal Reserve System, which is the Holding Company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company has been required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company is allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The previous regulations in effect limited the amount of trust preferred securities that could be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles.

        The following table summarizes the terms of each subordinated debenture issuance at December 31, 2011 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Rate at December 31, 2011	Next Rate Reset Date**
CenBank Trust I	9/7/2000	$10,310	9/7/2030	3/7/2012	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2012	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2012	Variable	LIBOR + 2.65%	3.05%	4/15/2012
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2012	Variable	LIBOR + 3.10%	3.50%	4/7/2012

*
Call date represents the earliest date that the Company can next call the debentures.

**
On January 7, 2012, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.67%. On January 15, 2012, the rate on the CenBank Trust III subordinated debentures reset to 3.22%.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2011	2010
	(In thousands)
Commitments to extend credit:
Variable	$222,298	$214,442
Fixed	40,605	23,169

Total commitments to extend credit	$262,903	$237,611

Standby letters of credit	$10,836	$13,888

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

(15) Contingencies

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party, cannot presently be

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Contingencies (Continued)

ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(16) Employee Benefit Plans

        Substantially all employees are eligible to participate in the Company's 401(k) plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee's compensation as defined by the plan. For years ended December 31, 2011 and 2010, matching contributions to the 401(k) plan were $296,000 and $656,000, respectively.

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

        Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is generally not entitled to dividend rights with respect to unvested shares with the exception of performance-based shares granted prior to 2010 (which are not entitled to dividend rights until initial vesting occurs, at which time, the dividend rights will exist on vested and unvested shares of such performance-based shares, subject to termination of such rights under the terms of the Incentive Plan).

        Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

        The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2011 and 2010, there were 1,546,292 and 1,768,186 shares of unvested stock granted (net of forfeitures), with 5,870,918 and 5,941,028 shares available for grant under the Incentive Plan, respectively.

        Of the 1,546,292 unvested shares at December 31, 2011, approximately 914,000 shares are expected to vest. Approximately 275,000 shares of performance-based shares granted to executives in 2005 have a performance criterion based on an earnings-per-share goal that must be met by December 31, 2012. Based on an analysis performed in 2008, it was determined that these 275,000 shares would not vest. Should this expectation change, additional compensation expense could be recorded in future periods.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Employee Benefit Plans (Continued)

At December 31, 2011, there were an additional 639,773 shares of restricted stock outstanding with a performance condition. We expect that 325,607 of the total performance awards of 914,773 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to a portion of the shares granted to Paul Taylor, our Chief Executive Officer, Christopher Treece, our Chief Financial Officer, and Michael Hobbs, our Bank President. The grant dates of these shares range from August 2010 through August 2011. A portion of the shares expected to vest have a time vesting schedule contingent upon the termination of our Written Agreement dated January 22, 2010. The remaining performance shares are contingent upon the meeting of certain return on asset and net income performance measures, as well as the termination of our Written Agreement. The specific number of these performance-based shares expected to vest that are subject to return on asset and net income performance measures is determined by where the metric's actual performance falls within a 90% ("threshold level") to 110% ("maximum level") range of the performance target ("target level"). Assuming the threshold performance criteria are met, the number of vested shares will be determined on a continuous scale by interpolation, with 25% of the targeted shares vesting at the threshold level, 100% of the shares vesting at the target level and 200% of the targeted shares vesting at the maximum level. Management expects that the targeted performance goals will be met, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

        A summary of the status of unearned stock awards and the change during the year is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2010	1,768,186	$4.68
Awarded	1,321,582	1.30
Forfeited	(1,251,472)	3.60
Vested	(292,004)	2.91

Unearned at December 31, 2011	1,546,292	$3.02

        The Company recognized $593,000 and $1,101,000 in stock-based compensation expense for the years ended December 31, 2011 and December 31, 2010, respectively. As discussed above, the performance-based shares have performance criteria that must be met on or before the respective expiration dates in order for the performance-based shares to fully or partially vest. Based on management's analysis, the Company may determine that meeting certain performance criteria is, or is not, likely in order to recognize the appropriate level of expense. Should our current expectations change, additional expense could be recorded or reversed in future periods. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was a $59,000 expense and a $144,000 benefit for the years ended December 31, 2011 and 2010, respectively. The 2010 income tax effect related to share-based compensation arrangements included $563,000 in expense related to the write-off of the deferred tax asset for the difference between the grant date value of the award as compared to fair value of the award upon vesting. There was no direct income statement effect during 2011 for taxes related to share-based compensation arrangements due to the deferred tax valuation allowance.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Employee Benefit Plans (Continued)

        At December 31, 2011, compensation cost of $858,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 2.3 years.

        A summary of the Company's awards for the years ended December 31, 2011 and 2010 is presented in the table below:

	Year Ended December 31,
	2011	2010
Number of shares granted	1,321,582	823,017
Weighted-average grant-date fair value	$1.30	$1.19
Number of shares that vested	292,004	196,706
Fair value of shares vested	$411,640	$268,021
Tax benefit realized	$156,464	$101,875

Deferred Compensation Plan

        Prior to December 15, 2011, the Company maintained a Deferred Compensation Plan for a select group of management or highly compensated employees and non-employee members of the Board. The plan, which was meant to be an unfunded deferred compensation plan, was intended to be exempt from certain requirements of the Employee Retirement Income Security Act of 1974. The plan allowed the participants to defer up to 80% of their salary and up to 100% of their bonus or incentive compensation, and up to 100% of cash fees in the case of directors, until termination or upon the occurrence of other specified events (e.g., disability, previously specified dates, and unforeseeable emergencies). The plan permitted participants to elect to have deferred amounts deemed to be invested in various investment funds or Company common stock. The plan did not guarantee any minimum rate of return. Participation in the plan was voluntary and participants may change their elections annually or otherwise as permitted by the plan and applicable regulations governing the deferred tax treatment of the plan. The Company was permitted, in its sole discretion, to make additional contributions to participants' accounts. The Company did not make any additional contributions to participants' accounts in 2011 or 2010. At the end of 2009, due primarily to a low participation rate and the overall administration costs, the Company determined not to offer eligible or existing participants the ability to defer any additional compensation in 2010. In December 2010, the Board approved the termination of the plan and all remaining participant balances in the plan were distributed in December 2011.

        Deferred compensation expense of $22,000 was recorded in 2011 compared to $38,000 in 2010.

(17) Related-Party Transactions

        Deposits from related parties held by the Company at December 31, 2011 and 2010 amounted to $684,000 and $903,000, respectively. At December 31, 2011 and 2010, the Company had no loans to related parties.

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

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers of financial instruments between levels within the fair value hierarchy are recognized on the date management determines that the underlying circumstances or assumptions have changed.

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

        Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management uses a combination of reviews of the underlying financial statements, appraisals and management's judgment regarding credit quality and intent to sell in order to determine the value of the bond.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

        At December 31, 2011, the Company had fourteen investments classified as Level 3 investments, which are the hospital municipal bond, a local revenue bond on which the $3,500,000 OTTI was taken during 2010, a bond issued by a local, not-for-profit to fund the development of a retirement community and eleven unrated municipal bonds with an aggregate value of $1,704,000. As it relates to the hospital municipal bond and the retirement community bond, management estimates the future cash flows, discounted at a higher risk-adjusted discount rate, based on the nature and size of the bond. As it relates to the local revenue bond, management estimates the fair value based on the current financial position of the underlying project and appraisals of the underlying collateral, discounted based on management's historical knowledge and expertise. As it relates to the eleven unrated municipal bonds, the fair value of these securities was determined by matrix pricing. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Financial Assets and Liabilities Measured on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at December 31, 2011
U.S. government agencies and government-sponsored entities	$—	$—	$—	$—
State and municipal	—	2,554	50,336	52,890
Mortgage-backed securities—agency/residential	—	265,030	—	265,030
Mortgage-backed securities—private/residential	—	752	—	752
Marketable equity	—	1,519	—	1,519
Other securities	—	32,961	—	32,961
Derivative Assets	—	—	192	192
Derivative Liabilities	—	—	(207)	(207)
Assets at December 31, 2010
U.S. government agencies and government-sponsored entities	$—	$21,770	$—	$21,770
State and municipal	—	7,368	34,770	42,138
Mortgage-backed securities—agency/residential	—	310,810	—	310,810
Mortgage-backed securities—private/residential	—	3,606	—	3,606
Marketable equity	—	1,519	—	1,519
Other securities	—	9,687	—	9,687
Derivative Assets	—	—	373	373
Derivative Liabilities	—	—	(352)	(352)

        During 2011, we sold a non-performing loan for $2,512,000 that was transferred into the Level 2 category of loans held for sale immediately preceding its sale. In addition, during 2011 a loan held for sale for $14,200,000 was foreclosed upon and transferred into OREO. See Note 19, Derivatives and Hedging Activity, for further discussion of the valuation of the derivatives as of December 31, 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

        The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Balance, December 31, 2010	$21	$34,770
Total unrealized gains (losses) included in:
Net Loss	(36)
Other Comprehensive Gain (Loss)	—	2,733
Purchases, sales, issuances and settlements, net	—	11,129
Transfers in and (out) of Level 3	—	1,704

Balance December 31, 2011	$(15)	$50,336

        The other comprehensive gain recognized in 2011 represents the appreciation in the fair value of the hospital bond resulting primarily from decreases in interest rates on comparable investments. The purchases net of sales of securities primarily relates to the purchase of the retirement community bond discussed above. The Transfers in to Level 3 represents the eleven non-rated municipal securities, whose valuation was determined by management to be at least partially based on unobservable inputs.

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

        The transfer in to Level 3 of $4,514,000 during 2010 represents the carrying cost of a single municipal security that was subject to a $3,500,000 OTTI during 2010. As discussed in Note 3, the OTTI was recognized after the issuer decided to abandon an affordable housing project funded by the issuance of municipal bonds. The remaining value of the issuance was determined based on the value of the property collateralizing the bond in addition to management's estimates of amounts thought to be recoverable from the issuer.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Financial Assets and Liabilities Measured on a Non-Recurring Basis

        The following represent assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at December 31, 2011
Impaired loans:
Commercial and Residential Real Estate	$—	$—	$6,673	$6,673
Commercial	—	—	1,668	1,668
Consumer	—	—	691	691
Other	—	—	323	323

Total impaired loans	$—	$—	$9,355	$9,355

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at December 31, 2010
Impaired loans:
Commercial and Residential Real Estate		$—		$—	$19,632	$19,632
Commercial		—		—	7,959	7,959
Consumer		—		—	816	816
Other		—		—	342	342

Total impaired loans		$—		$—	$28,749	$28,749

Loans held for sale	$		$		$14,200	$14,200

        Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $26,807,000 at December 31, 2011, after a partial charge-off of $6,648,000. In addition, these loans have a specific valuation allowance of $3,490,000 at December 31, 2011. Of the $26,807,000 impaired loan portfolio at December 31, 2011, $12,845,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $13,962,000 were carried at cost at December 31, 2011, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2011 on impaired loans carried at fair value at December 31, 2011 resulted in additional provision for loan losses of $14,240,000.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

        At December 31, 2010, impaired loans had a carrying amount of $91,821,000, after a partial charge-off of $24,400,000. In addition, these loans have a specific valuation allowance of $6,659,000 at December 31, 2010. Of the $91,821,000 impaired loan portfolio at December 31, 2010, $49,608,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $42,213,000 were carried at cost at December 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at fair value at December 31, 2010 resulted in additional provision for loan losses of $42,458,000.

Nonfinancial Assets and Liabilities Measured on a Non-Recurring Basis

        Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at December 31, 2011
Other real estate owned and foreclosed assets
Residential real estate	$—	$—	$225	$225
Commercial real estate	—	—	22,687	22,687
Land	—	—	6,115	6,115

Total real estate owned and foreclosed assets	$—	$—	$29,027	$29,027

Assets at December 31, 2010
Other real estate owned and foreclosed assets
Residential real estate	$—	$—	$349	$349
Commercial real estate	—	—	11,431	11,431
Land	—	—	11,118	11,118

Total real estate owned and foreclosed assets	$—	$—	$22,898	$22,898

        Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Other real estate owned had a carrying amount of $29,027,000 at December 31, 2011, which is made up of an outstanding balance of $42,077,000, with a valuation allowance of $13,050,000. OREO, write-downs and sales in 2011 resulted in the valuation allowance increasing by $1,410,000 during 2011. Other real estate owned had a carrying amount of $22,898,000 at December 31, 2010, which is made up of an outstanding balance of $34,538,000, with a valuation allowance of $11,640,000. OREO, write-downs and sales in 2010 resulted in the valuation allowance increasing by $8,688,000 during 2010.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Fair Value of Financial Instruments

        The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$109,225	$109,225	$141,465	$141,465
Securities available for sale	353,152	353,152	389,530	389,530
Securities held to maturity	18,424	19,250	11,927	12,425
Bank stocks	14,565	n/a	17,211	n/a
Loans, net	1,063,479	1,097,119	1,157,511	1,181,003
Loans held for sale	—	—	14,200	14,200
Accrued interest receivable	4,997	4,997	5,910	5,910
Interest rate swaps, net	(15)	(15)	21	21
Financial liabilities:
Deposits	1,313,786	1,313,726	1,462,351	1,464,117
Federal funds purchased and sold under agreements to repurchase	16,617	16,617	30,113	30,113
Subordinated debentures	41,239	34,034	41,239	33,744
Long-term borrowings	110,177	120,736	163,239	173,213
Accrued interest payable	7,772	7,772	5,419	5,419

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Derivatives and Hedging Activities (Continued)

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2011 and 2010.

	Asset Derivatives	Liability Derivatives
	(In thousands)
As of December 31, 2011:
Derivatives not designated as hedging instruments
Interest Rate Products	$192	$207

Total derivatives not designated as hedging instruments	$192	$207

As of December 31, 2010:
Derivatives not designated as hedging instruments
Interest Rate Products	$373	$352

Total derivatives not designated as hedging instruments	$373	$352

        The asset derivatives are classified in other assets on the balance sheet and the liability derivatives are classified in interest payable and other liabilities on the consolidated balance sheet.

Non-designated Hedges

        None of the Company's derivatives are designated as qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2009. The Company executes interest rate swaps with commercial banking customers to facilitate the customer's respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements under FASC Topic 815, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2011 the Company had two interest rate swaps with customers with a total notional amount of $21,814,000, and two offsetting interest rate swaps with a total notional amount of $21,814,000, for an aggregate notional amount of $43,629,000 related to this program. During 2011, the Company recognized a net loss of $36,000 related to changes in fair value of these swaps. As of December 31, 2010, the Company had two interest rate swaps with customers with a notional amount of $23,136,000, and two offsetting interest rate swaps with a total notional amount of $23,136,000; for an aggregate notional amount of $46,271,000 related to this program. During 2010, the Company recognized a net loss of $34,000 related to changes in fair value of these swaps.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Derivatives and Hedging Activities (Continued)

Effect of Derivative Instruments on the Consolidated Income Statement

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Income Statement for 2011 and 2010:

		Amount of Loss Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2011	2010
		(In thousands)
Interest Rate Products	Other non-interest income	$(36)	$(34)

Total		$(36)	$(34)

(20) Regulatory Capital Matters

        The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject.

        As of December 31, 2011, the most recent notifications from the Company's bank regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table. Prompt corrective action provisions are not applicable to bank holding companies. There are no conditions or events since that notification that management believes have changed the categorization of the Holding Company or the Bank as well capitalized.

        During 2010, the Written Agreement discussed in Note 22 required both the Company and the Bank to submit an acceptable written plan for capital. As of December 31, 2011, both the Company and the Bank are in compliance with their approved written plans for capital.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Regulatory Capital Matters (Continued)

        The Company's and the Bank's actual capital amounts and ratios for 2011 and 2010 are presented in the table below.

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total capital to risk weighted assets:
Consolidated	$220,234	16.33%	$107,904	8.00%	N/A	N/A
Guaranty Bank	210,146	15.59	107,853	8.00	134,816	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	203,152	15.06	53,952	4.00	N/A	N/A
Guaranty Bank	193,072	14.32	53,926	4.00	80,890	6.00
Tier 1 capital to average assets:
Consolidated	203,152	12.12	67,040	4.00	N/A	N/A
Guaranty Bank	193,072	11.53	66,962	4.00	83,702	5.00
As of December 31, 2010:
Total capital to risk weighted assets:
Consolidated	$210,846	14.99%	$112,561	8.00%	N/A	N/A
Guaranty Bank	197,839	14.07	112,457	8.00	140,571	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	120,633	8.57	56,280	4.00	N/A	N/A
Guaranty Bank	179,901	12.80	56,229	4.00	84,343	6.00
Tier 1 capital to average assets:
Consolidated	120,633	6.25	77,272	4.00	N/A	N/A
Guaranty Bank	179,901	9.33	77,154	4.00	96,443	5.00

Dividend Restrictions

        Holders of common stock are entitled to dividends out of funds legally available for such dividends when, if and as declared by the Board of Directors. The Company has not paid dividends on its common stock since its inception.

        Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Holding Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Written Agreement discussed in Note 22 prohibits both the Holding Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the CDB. Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

        Under the terms of our trust preferred securities, including our related subordinated debentures, on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Regulatory Capital Matters (Continued)

of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

        Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including general business conditions, our financial results, our future prospects, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by our bank subsidiary to our holding company, and such other factors as our Board of Directors may deem relevant.

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

        On July 27, 2011, the Company and the principal holders of the Company's Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the transaction, among other items, was approved by the Company's stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77,853,000 (carrying value of $76,646,00), were converted into approximately 51,902,000 shares of the Company's common stock, including approximately 12,703,000 shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15,243,000.

        The $15,243,000 non-cash adjustment is comprised of $4,863,000 relating to the special PIK dividend of 7,300 shares and $10,380,000 resulting from the reduction in the conversion price from $1.80 to $1.50. In addition, $4,557,000 in scheduled preferred PIK dividends were paid during 2011. The aggregate of these dividends and other non-cash adjustments is $19,800,000, representing the difference between net income and net income applicable to common shareholders.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Written Agreement

        On January 22, 2010, the Holding Company and the Bank entered into a Written Agreement with the Federal Reserve and the CDB. The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also required the Holding Company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the Holding Company's annual cash flow projections. All plans were timely submitted to the appropriate regulatory agencies and all plans requiring approval by such regulatory agencies were approved.

        In addition, the Written Agreement permits contractual rollovers and renewals of brokered deposits, but places restrictions on the Bank in accepting any new brokered deposits. The Written Agreement also provides that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provides that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the Holding Company can incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information

        The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Cash	$18,031	$18,529
Investment in subsidiaries	200,931	186,393
Other assets	1,868	2,517

Total assets	$220,830	$207,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Subordinated debentures	$41,239	$41,239
Other liabilities	8,580	5,917

Total liabilities	49,819	47,156

Stockholders' equity:
Preferred stock	—	64,818
Common stock	119	66
Common stock—additional paid-in capital	704,579	619,443
Stock to be issued	—	237
Accumulated deficit	(433,016)	(419,562)
Accumulated other comprehensive income (loss)	1,683	(2,220)
Treasury stock	(102,354)	(102,499)

Total stockholders' equity	171,011	160,283

Total liabilities and stockholders' equity	$220,830	$207,439

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information (Continued)

Statements of Operations
(Parent Company Only)
Years ended December 31, 2011 and 2010

	2011	2010
	(In thousands)
Income:
Charges for services—subsidiary bank	4,579	3,813
Other	122	1,378

Total income	4,701	5,191
Expenses:
Interest expense	2,872	2,581
Salaries and benefits	2,414	2,524
Professional services	2,343	1,771
Other	974	1,433

Total expenses	8,603	8,309

Loss before federal income taxes and equity in undistributed net income of subsidiaries	(3,902)	(3,118)
Income tax benefit	—	(319)

Loss before equity in undistributed net income of subsidiaries	(3,902)	(2,799)
Equity in undistributed income (loss) of subsidiaries	10,254	(28,540)

Net income (loss)	$6,352	$(31,339)

Net loss attributable to common stockholders	$(13,454)	$(36,963)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Parent Company Only Condensed Financial Information (Continued)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income (loss)	$6,352	$(31,339)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	7	7
Gain on sale of assets	—	(789)
Equity based compensation	212	276
Deferred compensation—shares to be issued	—	38
Net change in:
Other assets	642	1,414
Other liabilities	2,663	2,081
Equity in loss of consolidated subsidiaries	(10,254)	28,540

Net cash provided (used) by operating activities	(378)	228

Cash flow from investing activities:
Purchase of assets from affiliates	—	(13,709)
Proceeds from sale of assets	—	14,498
Investments in subsidiaries	—	(1,196)

Net cash used by investing activities	—	(407)

Cash flows from financing activities:
Repurchase of common stock	(92)	(45)
Dividends paid	(28)	(33)

Net cash used by financing activities	(120)	(78)

Net change in cash and cash equivalents	(498)	(257)
Cash and cash equivalents, beginning of year	18,529	18,786

Cash and cash equivalents, end of year	$18,031	$18,529

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Quarterly Results of Operations (Unaudited)

2011 Quarterly Results of Operations

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Amounts in thousands, except share data)
Interest income	$17,804	$18,503	$18,663	$19,343
Interest expense	2,479	3,391	3,916	4,633

Net interest income	15,325	15,112	14,747	14,710
Provision for loan losses	1,000	1,000	1,000	2,000

Net interest income after provision for loan losses	14,325	14,112	13,747	12,710
Noninterest income	2,800	5,529	2,336	3,280
Noninterest expense	14,849	17,488	14,674	15,476

Income before income taxes	2,276	2,153	1,409	514
Income tax benefit	—	—	—	—

Net income	$2,276	$2,153	$1,409	$514

Net income (loss) attributable to common stockholders	$2,276	$(14,649)	$(109)	$(972)

Income (loss) per common share—basic and diluted	$0.02	$(0.28)	$(0.00)	$(0.02)

        In the third quarter 2011, the Company recorded a gain on sale of investments of $3,017,000. The decision to sell several mortgage-backed securities was primarily based on the expectation that these securities were expected to have significant increases in prepayment speeds, as well as an opportunity to retire $51,026,000 of higher-cost FHLB term advances. The Company determined that it would be advantageous to recognize the unrealized gain on these securities, rather than holding the securities and be repaid at par value. Also, during the third quarter, the Company completed the accelerated conversion of all shares of its Series A Convertible Preferred Stock, which resulted in a one-time, non-cash, adjustment of $15,243,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(24) Quarterly Results of Operations (Unaudited) (Continued)

2010 Quarterly Results of Operations

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Amounts in thousands, except share data)
Interest income	$20,641	$21,922	$22,053	$23,321
Interest expense	5,247	5,726	5,920	6,689

Net interest income	15,394	16,196	16,133	16,632
Provision for loan losses	19,500	2,500	8,400	4,000

Net interest income after provision for loan losses	(4,106)	13,696	7,733	12,632
Noninterest income	(598)	2,553	3,725	2,422
Noninterest expense	16,429	22,712	18,419	18,126

Loss before income taxes	(21,133)	(6,463)	(6,961)	(3,072)
Income tax benefit	—	(2,456)	(2,607)	(1,227)

Net loss	$(21,133)	$(4,007)	$(4,354)	$(1,845)

Net loss attributable to common stockholders	$(22,586)	$(5,428)	$(5,744)	$(3,205)

Loss per common share—basic and diluted	$(0.44)	$(0.11)	$(0.11)	$(0.06)

        In the fourth quarter 2010, an additional provision for loan losses was recorded as a result of additional charge-offs due primarily to updated valuations and broker opinions received in order to more quickly dispose of certain of the nonperforming assets. In addition, noninterest income was negatively affected in the fourth quarter 2010 due to a $3,500,000 other-than-temporary impairment. Additionally, no tax benefit was recorded in the fourth quarter 2010 as the Company determined that a partial valuation allowance with respect to the deferred tax asset was required.

        The third quarter 2010 noninterest expense is higher due mostly to additional write-downs with respect to decisions to dispose of certain other real estate owned at amounts less than the recorded balance, which was based on a discounted appraised value.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

        (b)    Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2011, of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        (a)    Appointment of New Director.    On February 7, 2012, the Board of Directors of the Company appointed Keith R. Finger as a director of the Company, effective immediately. Mr. Finger was also appointed by the Board to serve as a member and chair of the Board's Audit Committee, effective immediately. The Board also affirmatively determined that Mr. Finger meets the independence requirements of the NASDAQ listing standards.

        (b)    Director Resignation.    On February 7, 2012, the Company received a letter of resignation from Kathleen Smythe, a director of the Company. Ms. Smythe's resignation from the Board of Directors was effective as of the end of business on February 7, 2012. Ms. Smythe's resignation was due to her professional commitments to Sandler O'Neill + Partners, L.P. and not the result of any disagreement with the Company or its management. Ms. Smythe joined Sandler O'Neill in 2011 as a Managing Director.

        (c)    Amended Executive Cash Incentive Plan.    On February 7, 2012, the Compensation, Nominating and Governance Committee of the Board of Directors (the "CNG Committee") approved an amended Executive Cash Incentive Plan of the Company (the "Plan"). The summary of the Plan below is subject to, and qualified in its entirety to, the full text of the Plan, a copy of which is filed as Exhibit 10.12 hereto and incorporated herein by reference.

        The Company's executive officers who are subject to Section 16 of the Securities Exchange Act of 1934 are eligible for participation in the Plan. Pursuant to the Plan, the Company's CEO recommends to the CNG Committee, for its consideration and approval as early in the performance period as possible, the performance measures, performance targets, achievement levels and corresponding award opportunities for the specified performance period. Notwithstanding any recommendations from the CEO, the CNG Committee shall solely be responsible for determining and approving each of the performance measures, performance targets, achievement levels and corresponding award opportunities for participants. At the end of the performance period, the CEO will recommend awards ("Awards") to the CNG Committee for its review and approval based upon the achievement of the quantitative performance measures; provided, however, that the CNG Committee will review achievements against quantitative performance measures with respect to the CEO. In addition, the Company's CEO will provide the CNG Committee with an evaluation of any qualitative performance measures and recommend any appropriate adjustments to Awards; provided, however, that the CNG Committee will evaluate any qualitative performance measures with respect to the CEO. Notwithstanding any recommendations from the CEO, and subject to any authority granted to the full Board of Directors or a committee of the independent directors thereof, the CNG Committee has the sole and absolute power and authority to make all factual determinations, construe and interpret terms of the Plan and is solely responsible for determining and granting any Awards pursuant to the Plan.

        The grants of Awards are based on the achievement of quantitative and qualitative performance measures. Quantitative performance measures, and the corresponding performance targets, will be key indicators of the Company's financial performance, including but not limited to: (i) net income; (ii) return on average assets ("ROA"); (iii) loan growth; (iv) asset quality ratios; (v) cash ROA; (vi) return on average equity ("ROE"); (vii) cash ROE; (viii) earnings per share ("EPS"); (ix) cash EPS; (x) stock price; (x) efficiency ratio; and (xi) book value per share. Qualitative performance measures may include or relate to, but are not limited to: (i) execution of strategic goals; (ii) quality of regulatory relationships; (iii) individual contributions to the Company's performance; (iv) credit-related goals; (v) expense management; (vi) overall adherence to the Company's enterprise risk management program, which covers but is not limited to the management of credit and underwriting risk, compliance and legal risk, operational and transaction risk, interest rate risk and reputation risk; or (vii) such other key qualitative measures tied to current or future Company performance. The achievement or non-achievement of qualitative performance measures may be determined on a participant-by-participant basis. Accordingly, it is possible for one participant to have achieved qualitative performance measures while another participant did not. Likewise, it is possible for qualitative performance measures to affect the Awards of different participants differently. The CNG Committee retains absolute authority over the selection of, and determination of effect of, any qualitative performance measures.

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

        The Plan is designed to be self-funding for each performance period.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

        Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

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

    3.
    Exhibits

          The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Amended and Restated Series A Convertible Preferred Stock Transaction Agreement, dated August 9, 2011, among the Registrant and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on August 11, 2011)
3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on August 12, 2009)
3.2	Certificate of Amendment to the Registrant's Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on October 3, 2011)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed on May 7, 2008)
4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-K filed on February 13, 2009)
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
10.1	Investment Agreement, dated as of May 6, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 12, 2009)

Exhibit Number		Description of Exhibit
10.2		Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 12, 2009)
10.3
Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-K filed on February 12, 2010)
10.4
Amendment No. 3 to Investment Agreement, dated as of September 30, 2011, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 3, 2011)
10.5	†
Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.6	†	Guaranty Bancorp Change in Control Severance Plan, amended and restated as of January 1, 2009 (incorporated herein by reference from Exhibit 10.5 to Registrant's Form 10-Q filed on November 7, 2008)
10.7	†
Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Registrant's Notice of 2010 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 29, 2010)
10.8	†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.9	†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.10	†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant's Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.11	†	Amended and Restated Guaranty Bancorp Deferred Compensation Plan, effective January 1, 2009 (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on August 7, 2008)
10.12	†	Form of Executive Cash Incentive Plan (filed herewith)
10.13	†	Retention letter, dated February 28, 2011, between Daniel M. Quinn and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant's 8-K filed February 28, 2011)
10.14	†	Retention letter, dated February 28, 2011, between Paul W. Taylor and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant's 8-K filed February 28, 2011)
10.15
Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant's Form 10-Q filed on November 13, 2006)
10.16
Termination letter, dated as of July 29, 2010, concerning the Services Agreement, dated as of November 8, 2006, by and between Castle Creek Financial LLC and the Registrant (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 10-Q filed on August 4, 2010)

Exhibit Number	Description of Exhibit
10.17	Written Agreement, dated January 22, 2010, by and among Registrant, Guaranty Bank and Trust Company, the Federal Reserve Bank of Kansas City and the State of Colorado Division of Banking (incorporated herein by reference from Exhibit 10.1 to Registrant's Form 8-K filed on January 28, 2010)
11.1
Statement re: Computation of Per Share Earnings (See Note 2(s) of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K)
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
24.1	Power of Attorney (included on signature page)
31.1	Section 302 Certifications (filed herewith)
32.1	Section 906 Certifications (filed herewith)
101.INS	XBRL Interactive Data File*
101.SCH	XBRL Interactive Data File*
101.CAL	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

†
Indicates a management contract or compensatory plan or arrangement

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

        Date: February 10, 2012

GUARANTY BANCORP
By:	/s/ CHRISTOPHER G. TREECE
	Name:	Christopher G. Treece
	Title:	Executive Vice President, Chief Financial Officer and Secretary

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Taylor and Christopher G. Treece, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD B. CORDES Edward B. Cordes	Chairman of the Board and Director	February 10, 2012
/s/ PAUL W. TAYLOR Paul W. Taylor	President and Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2012
/s/ CHRISTOPHER G. TREECE Christopher G. Treece	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 10, 2012
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Director	February 10, 2012

Signature	Title	Date

/s/ GAIL H. KLAPPER Gail H. Klapper	Director	February 10, 2012
/s/ STEPHEN D. JOYCE Stephen D. Joyce	Director	February 10, 2012
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	February 10, 2012
/s/ ALBERT C. YATES Albert C. Yates	Director	February 10, 2012