Form 10-Q
period 2012-03-31
Guaranty Bancorp
filed 2012-04-26
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, there were 101,043,255 shares of the registrant’s voting common stock outstanding, including 2,240,353 shares of unvested stock awards, and excluding 5,095,000 shares of the registrant’s non-voting common stock outstanding.

Forward-Looking Statements and Factors That Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “could”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

•                  Changes in the financial performance and/or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and terms of other credit agreements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$105,273	$109,225

Securities available for sale, at fair value	363,931	353,152
Securities held to maturity (fair value of $23,526 and $19,250 at March 31, 2012 and December 31, 2011)	22,794	18,424
Bank stocks, at cost	14,632	14,565
Total investments	401,357	386,141

Loans, net of unearned discount	1,109,897	1,098,140
Less allowance for loan losses	(30,075)	(34,661)
Net loans	1,079,822	1,063,479

Premises and equipment, net	53,216	53,851
Other real estate owned and foreclosed assets, net	28,072	29,027
Other intangible assets	9,201	9,963
Other assets	39,503	37,982
Total assets	$1,716,444	$1,689,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$468,133	$450,451
Interest-bearing demand	584,253	567,984
Savings	97,033	91,260
Time	189,509	204,091
Total deposits	1,338,928	1,313,786
Securities sold under agreements to repurchase and federal funds purchased	18,990	16,617
Borrowings	110,174	110,177
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	18,285	20,800
Interest payable and other liabilities	14,555	16,038
Total liabilities	1,542,171	1,518,657

Stockholders’ equity:
Common stock (1)	120	119
Additional paid-in capital - common stock	704,733	704,579
Accumulated deficit	(430,099)	(433,016)
Accumulated other comprehensive income	1,879	1,683
Treasury stock, at cost, 10,949,280 and 10,945,517 shares, respectively	(102,360)	(102,354)
Total stockholders’ equity	174,273	171,011
Total liabilities and stockholders’ equity	$1,716,444	$1,689,668

(1)          Common stock—$0.001 par value; 150,000,000 shares authorized; 119,706,784 shares issued and 106,138,255 shares outstanding at March 31, 2012 (includes 2,240,353 shares of unvested restricted stock); 118,999,056 shares issued and 105,436,623 shares outstanding at December 31, 2011(includes 1,546,292 shares of unvested restricted stock).

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,482	$15,534
Investment securities:
Taxable	2,393	3,065
Tax-exempt	617	489
Dividends	158	166
Federal funds sold and other	42	89
Total interest income	17,692	19,343
Interest expense:
Deposits	777	2,629
Securities sold under agreement to repurchase and federal funds purchased	12	24
Borrowings	827	1,289
Subordinated debentures	776	691
Total interest expense	2,392	4,633
Net interest income	15,300	14,710
Provision for loan losses	1,000	2,000
Net interest income, after provision for loan losses	14,300	12,710
Noninterest income:
Customer service and other fees	2,271	2,314
Net gains on sale of securities	622	714
Other	206	252
Total noninterest income	3,099	3,280
Noninterest expense:
Salaries and employee benefits	6,857	6,615
Occupancy expense	2,019	1,883
Furniture and equipment	821	894
Amortization of intangible assets	762	1,028
Other real estate owned, net	352	763
Insurance and assessments	808	1,225
Professional fees	628	908
Other general and administrative	2,235	2,160
Total noninterest expense	14,482	15,476
Income before income taxes	2,917	514
Income tax expense	—	—
Net income	$2,917	$514

Other comprehensive income (loss) net of tax:
Unrealized gains (losses) on securities:
Change in net unrealized gains (losses), net	$582	$(612)
Less: Reclassification adjustments for net gains included in net income	(386)	(443)
Other comprehensive income (loss)	196	(1,055)
Total comprehensive income (loss)	$3,113	$(541)

Net income (loss) attributable to common stockholders	$2,917	$(972)

Earnings per common share—basic:	$0.03	$(0.02)
Earnings per common share—diluted:	0.03	(0.02)

Weighted average common shares outstanding-basic	103,892,827	51,775,475
Weighted average common shares outstanding-diluted	104,097,706	51,775,475

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Comprehensive loss:
Net income	—	—	—	—	—	—	514	—	514
Other comprehensive loss	—	—	—	—	—	—	—	(1,055)	(1,055)
Total comprehensive loss									(541)
Stock compensation awards, net of forfeitures	—	—	670,649	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	197	—	—	—	—	197
Repurchase of common stock	—	—	(9,937)	—	—	(12)	—	—	(12)
Preferred share dividends	1,479	1,479	—	—	—	—	(1,486)	—	(7)
Balance, March 31, 2011	67,504	$66,297	54,190,662	$619,706	$237	$(102,511)	$(420,534)	$(3,275)	$159,920

Balance, December 31, 2011	—	$—	105,436,623	$704,698	$—	$(102,354)	$(433,016)	$1,683	$171,011
Comprehensive income:
Net income	—	—	—	—	—	—	2,917	—	2,917
Other comprehensive income	—	—	—	—	—	—	—	196	196
Total comprehensive income									3,113
Stock compensation awards, net of forfeitures	—	—	705,395	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	155	—	—	—	—	155
Repurchase of common stock	—	—	(3,763)	—	—	(6)	—	—	(6)
Balance, March 31, 2012	—	$—	106,138,255	$704,853	$—	$(102,360)	$(430,099)	$1,879	$174,273

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$2,917	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,581	1,779
Provision for loan losses	1,000	2,000
Stock compensation, net	155	197
Gain on sale of securities	(622)	(714)
Loss, net and valuation adjustments on real estate owned	177	546
Other	(142)	(357)
Net change in:
Other assets	(1,642)	679
Interest payable and other liabilities	(22,262)	(22)
Net cash from operating activities	(18,838)	4,622
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	42,506	49,183
Purchases	(33,948)	(41,927)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	648	1,374
Purchases	(5,107)	—
Loan (originations) and principal collections, net	(17,614)	65,002
Proceeds from sale of other real estate owned and foreclosed assets	1,079	982
Additions to premises and equipment	(184)	(40)
Net cash from investing activities	(12,620)	74,574
Cash flows from financing activities:
Net change in deposits	25,142	(24,031)
Repayment of borrowings	(3)	(24)
Net change in repurchase agreements and federal funds purchased	2,373	(11,810)
Repurchase of common stock	(6)	(12)
Cash dividends on preferred stock	—	(7)
Net cash from financing activities	27,506	(35,884)
Net change in cash and cash equivalents	(3,952)	43,312
Cash and cash equivalents, beginning of period	109,225	141,465
Cash and cash equivalents, end of period	$105,273	$184,777

See “Notes to Unaudited Consolidated Financial Statements.”

(1)              Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2012, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank. Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011 for information on other subsidiaries of the Company.

Reference to “Bank” means Guaranty Bank, and references to “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides private banking and trust services, including personal trust administration, estate settlement, investment management accounts and self-directed IRAs. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate, including land or improved land. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. Our customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

(a)             Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and prevailing practices within the financial services industry. All significant intercompany balances and transactions have been eliminated in consolidation. Our financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. We have evaluated all subsequent events through the date the financial statements were issued.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The interim operating results are not necessarily indicative of operating results for the year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Accounting for our loans is performed consistently across all portfolio segments and classes.

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. A class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

(g)                Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of March 31, 2012, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2014. At the end of March 31, 2012, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 402,000 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(h)                Deferred Compensation Plan

The Company had a Deferred Compensation Plan (the “Plan”) that allowed directors and certain key employees to voluntarily defer compensation.  In December 2010, the Company determined to terminate the Plan and on December 15, 2011, all assets held by the participants in the Plan were distributed to each participant. After the distribution, there were no remaining participant assets in the Plan. Prior to the final distribution of assets, compensation expense was recorded for the deferred compensation and a related liability was recognized.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At March 31, 2012 and December 31, 2011, the Company had a net deferred tax asset of $11,925,000 and $12,050,000, respectively, which includes the unrealized gain or loss on securities. At the end of the first quarter 2012, after analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s intent to hold the securities available for sale that are in a loss position until maturity and various tax planning strategies, we determined that a valuation allowance for deferred tax assets totaling $5,747,000 was appropriate.  This compares to a valuation allowance for deferred tax assets of $6,603,000 at December 31, 2011.

At March 31, 2012 and December 31, 2011, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 through 2006. At March 31, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2012 and December 31, 2011, the Company did not have any amounts accrued for interest and/or penalties.

(j)                   Earnings (Loss) per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share.  Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service or performance condition for the three months ended March 31, 2012 and 2011 and convertible preferred stock for the three months ended March 31, 2011.  The earnings / loss per common share has been computed based on the following:

	Three Months Ended March 31,
	2012	2011
Average common shares outstanding	103,892,827	51,775,475
Effect of dilutive preferred stock(1)	—	—
Effect of dilutive unvested stock grants(2)	204,879	—
Average shares outstanding for calculated diluted earnings per common share	104,097,706	51,775,475

(1)  The Company had no shares of convertible preferred stock outstanding at March 31, 2012 and 67,504 shares of convertible preferred stock outstanding at March 31, 2011. The impact of the conversion of these shares was anti-dilutive for the three months ending March 31, 2011 due to the net loss attributable to common stockholders for this period. See Note 14, Preferred Stock, for details on the conversion.

(2) The impact of unvested stock grants of 2,240,353 at March 31, 2012 had a dilutive impact of 204,879 shares in the diluted earnings per share calculation for the three months ended March 31, 2012.  The impact of unvested stock grants of 2,395,836 at March 31, 2011 were anti-dilutive due to the net loss applicable to common stockholders for the period.

(k)               Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (IFRS) fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs;  (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity.  The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update did not have a material impact on the Company’s financial position, results or operations or cash flows.

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’

equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income was disclosed.

Newly Issued But Not Yet Effective Accounting Standards:

In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements.  The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not expected to add to the Company’s current level of disclosures.

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

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)

	March 31, 2012
Securities available for sale:
State and municipal	$53,255	$336	$(505)	$53,424
Mortgage-backed - agency / residential	271,255	4,830	(185)	266,610
Mortgage-backed - private / residential	753	—	(25)	778
Marketable equity	1,519	—	—	1,519
Other securities	37,149	129	(1,548)	38,568
Total securities available for sale	$363,931	$5,295	$(2,263)	$360,899

	December 31, 2011
Securities available for sale:
State and municipal	$52,890	$369	$(953)	$53,474
Mortgage-backed - agency / residential	265,030	5,337	(168)	259,861
Mortgage-backed - private / residential	752	—	(34)	786
Marketable equity	1,519	—	—	1,519
Other securities	32,961	25	(1,861)	34,797
Total securities available for sale	$353,152	$5,731	$(3,016)	$350,437

At March 31, 2012 and December 31, 2011, other securities consists mostly of several trust preferred securities.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
March 31, 2012:
Mortgage-backed securities — agency/residential	$22,794	$799	$(67)	$23,526

December 31, 2011:
Mortgage-backed securities — agency/residential	$18,424	$826	$—	$19,250

The proceeds from sales and calls of securities and the associated gains are listed below (in thousands):

	Three Months Ended March 31,
	2012	2011
Proceeds	$21,778	$37,566
Gross Gains	689	721
Gross Losses	(67)	(7)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at March 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$1,839	$1,858
Due after one year through five years	12,777	12,954
Due after five years through ten years	2,263	2,403
Due after ten years	75,113	73,189
Total AFS, excluding MBS and marketable equity securities	91,992	90,404
Mortgage-backed securities and marketable equity securities	268,907	273,527
Total securities available for sale	$360,899	$363,931

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$22,794	$23,526

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$36,040	$(505)	$36,040	$(505)
Mortgage-backed securities — agency/residential	66,547	(185)	—	—	66,547	(185)
Mortgage-backed securities — private/residential	753	(25)	—	—	753	(25)
Other	14,200	(794)	4,155	(754)	18,355	(1,548)
Held to Maturity:
Mortgage-backed securities — agency/residential	4,961	(67)	—	—	4,961	(67)
Total temporarily impaired	$86,461	$(1,071)	$40,195	$(1,259)	$126,656	$(2,330)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$35,592	$(953)	$35,592	$(953)
Mortgage-backed securities — agency/residential	28,602	(168)	—	—	28,602	(168)
Mortgage-backed securities — private/residential	752	(34)	—	—	752	(34)
Other	18,986	(994)	3,950	(867)	22,936	(1,861)
Total temporarily impaired	$48,340	$(1,196)	$39,542	$(1,820)	$87,882	$(3,016)

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

In the fourth quarter 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4,514,000 in the amount of $3,500,000. No changes to the OTTI were taken since initial impairment based on management’s updated assessment of this bond as of March 31, 2012.

The following table presents a rollforward of OTTI included in earnings (in thousands):

Accumulated credit losses as of December 31, 2011	$3,500
Changes to credit losses recognized on securities identified as other-then-temporarily-impaired	—
Ending accumulated credit losses as of March 31, 2012	$3,500

At March 31, 2012 there were 19 individual securities in an unrealized loss position. Of the 19 securities in an unrealized loss position at March 31, 2012, two securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 17 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At March 31, 2012, the Company did not intend to sell any of the 19 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value. The 19 securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value has not changed since initial impairment.

All of the Bank’s agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for one private-label mortgage-backed security with a total fair value of $753,000. This private-label security is a senior tranche that is rated AAA by Standard and Poor’s at March 31, 2012.

The Bank’s municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers’ current financial statements, including the related cash flows and interest payments.

At March 31, 2012, there was a security of a single issuer with a book value of $36,545,000, or approximately 21.0% of our stockholders’ equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. This bond has been in an unrealized loss position for more than twelve months and at March 31, 2012, the bond had an unrealized loss of approximately $505,000, or 1.4% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2011, the Company reviews the financial statements of the hospital quarterly.  To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized any additional OTTI on the securities in our investment portfolio in 2012.

(3)              Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Loans on real estate:
Residential and commercial	$756,409	$731,107
Construction	47,468	44,087
Equity lines of credit	44,745	44,601
Commercial loans	208,995	223,479
Agricultural loans	10,417	11,527
Lease financing	2,269	2,269
Installment loans to individuals	20,461	22,937
Overdrafts	179	254
SBA and other	20,751	19,706
	$1,111,694	$1,099,967
Less:
Allowance for loan losses	(30,075)	(34,661)
Unearned discount	(1,797)	(1,827)
Net Loans	$1,079,822	$1,063,479

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance, beginning of period	$34,661	$47,069
Provision for loan losses	1,000	2,000
Loans charged-off	(6,371)	(2,851)
Recoveries on loans previously charged-off	785	661
Balance, end of period	$30,075	$46,879

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of our allowance for loan losses for the first quarter of 2012 and first quarter 2011. The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(2,055)	(24)	(4,292)	(6,371)
Recoveries	764	10	11	785
Provision	(3,117)	(40)	4,157	1,000
Balance as of March 31, 2012	$24,672	$82	$5,321	$30,075

Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-offs	(2,757)	(40)	(54)	(2,851)
Recoveries	616	16	29	661
Provision	1,533	(21)	488	2,000
Balance as of March 31, 2011	$38,866	$207	$7,806	$46,879

Balances at March 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,480	$—	$1,092	$2,572
Collectively evaluated	23,192	82	4,229	27,503
Total	$24,672	$82	$5,321	$30,075

Loans
Individually evaluated	$19,381	$7	$11,561	$30,949
Collectively evaluated	896,239	4,897	177,812	1,078,948
Total	$915,620	$4,904	$189,373	$1,109,897

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Balances at December 31, 2011:

Allowance for Loan Losses
Individually evaluated	$2,377	$—	$1,113	$3,490
Collectively evaluated	26,703	136	4,332	31,171
Total	$29,080	$136	$5,445	$34,661

Loans
Individually evaluated	$20,726	$52	$6,029	$26,807
Collectively evaluated	874,008	5,044	192,281	1,071,333
Total	$894,734	$5,096	$198,310	$1,098,140

Balances at March 31, 2011:

Allowance for Loan Losses
Individually evaluated	$10,449	$—	$1,687	$12,136
Collectively evaluated	28,417	207	6,119	34,743
Total	$38,866	$207	$7,806	$46,879

Loans
Individually evaluated	$54,357	$33	$9,766	$64,156
Collectively evaluated	835,666	5,547	220,714	1,061,927
Total	$890,023	$5,580	$230,480	$1,126,083

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2012 and December 31, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

March 31, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,370	$11,419	$—	$9,726	$—
Construction loans	114	114	—	204	—
Commercial loans	8,770	12,722	—	6,270	—
Consumer loans	1,321	1,333	—	1,472	—
Other	415	682	—	429	—
Total	$19,990	$26,270	$—	$18,101	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$6,280	$7,049	$897	$6,676	$—
Construction loans	—	—	—	—	—
Commercial loans	2,583	2,776	1,107	2,902	—
Consumer loans	832	836	362	505	—
Other	1,264	1,358	206	697	—
Total	$10,959	$12,019	$2,572	$10,780	$—

Total Impaired Loans
Commercial and residential real estate	$15,650	$18,468	$897	$16,402	$—
Construction loans	114	114	—	204	—
Commercial loans	11,353	15,498	1,107	9,172	—
Consumer loans	2,153	2,169	362	1,977	—
Other	1,679	2,040	206	1,126	—
Total impaired loans	$30,949	$38,289	$2,572	$28,881	$—

December 31, 2011	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$10,081	$12,898	$—	$30,452	$—
Construction loans	294	2,378	—	310	—
Commercial loans	3,770	3,899	—	6,184	—
Consumer loans	1,622	1,976	—	1,867	—
Other	442	684	—	923	—
Total	$16,209	$21,835	$—	$39,736	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$7,071	$7,805	$1,686	$16,114	$—
Construction loans	—	—	—	—	—
Commercial loans	3,220	3,422	1,551	3,598	—
Consumer loans	177	179	153	231	—
Other	130	214	100	596	—
Total	$10,598	$11,620	$3,490	$20,539	$—

Total Impaired Loans
Commercial and residential real estate	$17,152	$20,703	$1,686	$46,566	$—
Construction loans	294	2,378	—	310	—
Commercial loans	6,990	7,321	1,551	9,782	—
Consumer loans	1,799	2,155	153	2,098	—
Other	572	898	100	1,519	—
Total impaired loans	$26,807	$33,455	$3,490	$60,275	$—

The gross year-to-date interest income that would have been recorded in the current period had the nonaccrual loans been current in accordance with their original terms was $382,000 for the three months ending March 31, 2012 and $1,475,000 for the three months ending March 31, 2011.

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Average of individually impaired loans during period	$28,881	$85,089
Interest income recognized during impairment	$—	$—
Cash-basis interest income recognized	$—	$—

The following table summarizes by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

March 31, 2012	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$8,699	$862	$14,790	$24,351	$755,187
Construction loans	—	—	114	114	47,391
Commercial loans	1,831	—	11,353	13,184	208,657
Consumer loans	268	439	1,713	2,420	65,279
Other	—	—	1,678	1,678	33,383
Total	$10,798	$1,301	$29,648	$41,747	$1,109,897

December 31, 2011	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$4,551	$—	$17,152	$21,703	$729,893
Construction loans	—	—	294	294	44,014
Commercial loans	3,233	—	6,990	10,223	223,108
Consumer loans	1,611	6	1,793	3,410	67,679
Other	1,410	—	572	1,982	33,446
Total	$10,805	$6	$26,801	$37,612	$1,098,140

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be non-classified loans.

The following table provides detail for the risk category of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

March 31, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)

Non-classified	$724,810	$47,354	$194,050	$62,395	$31,125	$1,059,734
Substandard	31,599	114	14,945	2,882	2,312	51,852
Doubtful	—	—	—	108	—	108
Subtotal	756,409	47,468	208,995	65,385	33,437	1,111,694
Less: Unearned discount	(1,222)	(77)	(338)	(106)	(54)	(1,797)
Loans, net of unearned discount	$755,187	$47,391	$208,657	$65,279	$33,383	$1,109,897

December 31, 2011	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)

Non-classified	$696,078	$43,793	$212,125	$64,274	$31,012	$1,047,282
Substandard	35,029	294	11,354	3,409	2,490	52,576
Doubtful	—	—	—	109	—	109
Subtotal	731,107	44,087	223,479	67,792	33,502	1,099,967
Less: Unearned discount	(1,214)	(73)	(371)	(113)	(56)	(1,827)
Loans, net of unearned discount	$729,893	$44,014	$223,108	$67,679	$33,446	$1,098,140

The book balance of troubled debt restructurings at March 31, 2012 and December 31, 2011 was $14,794,000 and $11,692,000, respectively. Approximately, $630,000 and $1,466,000 in specific reserves have been established with respect to these loans as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had no unfunded commitments on any loan classified as a troubled debt restructuring.

During the period ending March 31, 2012, the terms of five loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; the renewal of a loan with a stated interest rate below market; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

During the first quarter 2012, two modifications were made involving modified changes to payment schedules, and one of these modifications also included a change to the stated interest rate of the loan. One loan was renewed with a stated interest rate below current market rates. The remaining two modifications in the first quarter 2012 were permanent reductions of the recorded investment of the loan.

The following table present loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012 (in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months ended March 31, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings
Commercial and residential loans	5	$5,401	$4,300
Construction loans	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Other	—	—	—

Total	5	$5,401	$4,300

The troubled debt restructurings described above increased the allowance for loan losses by $630,000 through the allocation of a specific reserve, and resulted in charge offs of $1,082,000 during the period ending March 31, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no defaults on troubled debt restructured loans during the quarter ended March 31, 2012.

(4)      Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for March 31, 2012 and March 31, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$22,898
Additions to OREO	12,241
Dispositions of OREO	(982)
Write-downs, net	(546)
Balance as of March 31, 2011	$33,611

Balance as of December 31, 2011	$29,027
Additions to OREO	301
Dispositions of OREO	(1,079)
Write-downs, net	(177)
Balance as of March 31, 2012	$28,072

Expenses related to foreclosed assets include:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Write-downs, net	$177	$546
Operating expenses, net of rental income	175	217
Total expenses related to foreclosed assets	$352	$763

(5)      Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2012 and December 31, 2011, the Company’s only intangible asset was its core deposit intangible. The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful life	2012	2011
	(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(53,774)	(53,012)
Other intangible assets, net		$9,201	$9,963

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Amortization expense	$762	$1,028

(6)                  Borrowings

At March 31, 2012, our outstanding borrowings were $110,174,000 as compared to $110,177,000 at December 31, 2011. These borrowings at March 31, 2012 consisted of term notes at the Federal Home Loan Bank (“FHLB”). We also maintain a line of credit at the FHLB. However, as of March 31, 2012 and December 31, 2011, there was no balance outstanding on this line of credit.

The Bank has a specific pledging and security agreement with the FHLB in the amount of $194,107,000 at March 31, 2012 and $217,437,000 at December 31, 2011, which encompasses certain loans and securities as collateral for these borrowings. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $83,933,000 at March 31, 2012 and $107,260,000 at December 31, 2011. In January 2012, we were notified by the FHLB that due to improvement in our key operating metrics, our Bank will be returning to a blanket pledging and security agreement. We expect our borrowing capacity to increase as result of this change due to the ease of pledging additional loan collateral.

The interest rate on the line of credit varies with the federal funds rate, and was 0.29% at March 31, 2012.  The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%, and remaining maturities ranging from 19 to 70 months.

(7)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 6.05% at March 31, 2012 and 5.95% at December 31, 2011. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. As of March 31, 2012, the Company was in compliance with all financial covenants of these subordinated debentures.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it would defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. At March 31, 2012 and December 31, 2011, the Company had accrued, unpaid interest of approximately $8,081,000 and $7,305,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets. Prior to resuming the payment of interest on the subordinated debentures or calling the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve Bank of Kansas City under the terms of its Written Agreement (see Note 12, Written Agreement for additional information).  At March 31, 2012, the Company was in compliance with all covenants of the agreements.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40,000,000 of securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2012, the full $40,000,000 of the trusts’ securities qualified as Tier 1 capital.

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

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003 became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009. The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010. The CenBank Trust II trust preferred issuance became callable semi-annually starting on February 22, 2011. The Company has not called any of its trust preferred issuances on their respective call dates. Under the terms of the Written Agreement, regulatory approval is required prior to the call of any trust preferred issuance.

The following table summarizes the terms of each subordinated debenture issuance at March 31, 2012 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Next Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2012	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	8/22/2012	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2012	Variable	LIBOR + 2.65%	3.22%	7/15/2012
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2012	Variable	LIBOR + 3.10%	3.67%	7/7/2012

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Variable	$236,215	$222,298
Fixed	51,762	40,605
Total commitments to extend credit	$287,977	$262,903

Standby letters of credit	$11,223	$10,836

At March 31, 2012, the rates on the fixed rate commitments to extend credit ranged from 2.40 to 8.00%.

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

Level 3 — Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality and intent to sell in order to determine the value of the bond.

At March 31, 2012, the Company had 13 investments classified as Level 3 investments, which are the hospital municipal bond, a local revenue bond on which the $3,500,000 OTTI was taken during 2010, a bond issued by a local, not-for-profit to fund the development of a retirement community and ten unrated municipal bonds with an aggregate value of $1,642,000. As it relates to the hospital municipal bond and the retirement community bond, management estimates the future cash flows, discounted at a higher risk-adjusted discount rate, based on the nature and size of the bond. As of March 31, 2012, we utilized discount rates of 5.13% and 4.33% to present value the cash flows for the hospital municipal bond and the retirement community bond, respectively.  In management’s opinion these discount rates approximate the market rate for these instruments as of March 31, 2012.  Due to the duration of the hospital municipal bond’s cash flows (maturity in December 2031) we consider its value to be highly sensitive to changes in interest rates.  The retirement community bond is structured with interest only payments until its maturity in October 2016, as a result of the timing and duration of these cash flows we assess this bond’s valuation as being moderately sensitive to changes in interest rates.  As it relates to the local revenue bond, management estimates the fair value based on the current financial position of the underlying project and appraisals of the underlying collateral, discounted based on management’s historical knowledge and expertise.  Because of the high degree of judgment required in estimating the fair value of this instrument and because of the limited comparability with other assets in our real-estate markets we consider the fair value of this instrument to be highly sensitive to changes in market conditions.  As it relates to the ten unrated municipal bonds, the fair value of these securities was determined by matrix pricing. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3.  The maturities of these bonds range from August 2012 to December 2019. As a result, we assess these bonds as being moderately sensitive to changes in interest rates.

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.  Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider the fair value of impaired loans to be highly sensitive to changes in market conditions.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at March 31, 2012
State and municipal	$—	$2,535	$50,720	$53,255
Mortgage-backed securities — agency/residential	—	271,255	—	271,255
Mortgage-backed securities — private/residential	—	753	—	753
Marketable equity	—	1,519	—	1,519
Other securities	—	37,149	—	37,149
Derivative assets	—	—	186	186
Derivative liabilities	—	—	(199)	(199)

Assets/Liabilities at December 31, 2011
State and municipal	$—	$2,554	$50,336	$52,890
Mortgage-backed securities — agency/residential	—	265,030	—	265,030
Mortgage-backed securities — private/residential	—	752	—	752
Marketable equity	—	1,519	—	1,519
Other securities	—	32,961	—	32,961
Derivative assets	—	—	192	192
Derivative liabilities	—	—	(207)	(207)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2012.

As of March 31, 2012, our derivative assets and liabilities consist of two offsetting interest rate swaps related to a single underlying loan. The credit valuation adjustment for these two instruments is a $13,000 net loss as of March 31, 2012.  As of March 31, 2012, the amount of the loan underlying the interest rate swaps was approximately $3,800,000.  Based on historical trends in the valuation of these instruments we do not consider the value of the inputs to be highly sensitive to changes in the inputs.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended March 31, 2012
	Net Derivative Assets and Liabilities	State and Municipal Securities
	(In thousands)
Beginning Balance	$(15)	$50,336
Total unrealized gains (losses) included in:
Net loss	2	—
Other comprehensive income	—	439
Purchases, sales, issuances, and settlements, net	—	(55)
Transfers in and (out) of Level 3	—	—
Balance March 31, 2012	$(13)	$50,720

For the three months ended March 31, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2012
Impaired loans:
Commercial and residential real estate	$—	$—	$5,385	$5,385
Commercial	—	—	6,340	6,340
Consumer	—	—	470	470
Other	—	—	1,326	1,326
Total impaired loans	$—	$—	$13,521	$13,521

Assets at December 31, 2011
Impaired loans:
Commercial and residential real estate	$—	$—	$6,673	$6,673
Commercial	—	—	1,668	1,668
Consumer	—	—	691	691
Other	—	—	323	323
Total impaired loans	$—	$—	$9,355	$9,355

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $30,949,000 at March 31, 2012 after partial charge-offs of $5,783,000. In addition, these loans have a specific valuation allowance of $2,572,000 at March 31, 2012. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the amount of our recorded investment. In determining the net realizable value of the underlying collateral we primarily rely on third party appraisals, which we have discounted from 10% to 35% in consideration of charges we expect would be incurred in event of foreclosure. In addition to the discounts taken, our calculation of net realizable value considers any other liens in place on the underlying collateral. Of the $30,949,000 impaired loan portfolio at March 31, 2012, $16,093,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $14,856,000 of impaired loans were carried at cost at March 31, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during the first quarter 2012 on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $4,668,000.

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

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at March 31, 2012
Other real estate owned and foreclosed assets
Residential real estate	$—	$—	$70	$70
Commercial real estate	—	—	22,001	22,001
Land	—	—	5,962	5,962
Other	—	—	39	39
Total real estate owned and foreclosed assets	$—	$—	$28,072	$28,072

Assets at December 31, 2011
Other real estate owned and foreclosed assets
Residential real estate	$—	$—	$225	$225
Commercial real estate	—	—	22,687	22,687
Land	—	—	6,115	6,115
Total real estate owned and foreclosed assets	$—	$—	$29,027	$29,027

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are sometimes further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant, ranging from 10% to 25% at March 31, 2012 and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned had a carrying amount of $28,072,000 at March 31, 2012, which is made up of an outstanding balance of $41,279,000, with a valuation allowance of $13,207,000. OREO write-downs and sales in 2012 resulted in the valuation allowance increasing by $157,000 in the first quarter 2012.

Other real estate owned had a carrying amount of $29,027,000 at December 31, 2011, which was made up of an outstanding balance of $42,077,000, with a valuation allowance of $13,050,000.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements at March 31, 2012:
	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$105,273	$105,273	$—	$—	$105,273
Securities available for sale	363,931	—	313,211	50,720	363,931
Securities held to maturity	22,794	—	23,526	—	23,526
Bank stocks	14,632	—	—	n/a	n/a
Loans, net	1,079,822		—	1,111,994	1,111,994
Accrued interest receivable	6,135	—	6,135	—	6,135
Interest rate swaps, net	(13)	—	—	(13)	(13)

Financial liabilities:
Deposits	$1,338,928	$—	$1,149,419	$189,323	$1,338,742
Federal funds purchased and sold under agreements to repurchase	18,990	—	18,990	—	18,990
Subordinated debentures	41,239	—	—	34,479	34,479
Long-term borrowings	110,174	—	120,119	—	120,119
Accrued interest payable	8,526	—	8,526	—	8,526

	Carrying	Fair Value Measurements at December 31, 2011:
	amount	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$109,225	$109,225	$—	$—	$109,225
Securities available for sale	353,152	—	302,816	50,336	353,152
Securities held to maturity	18,424	—	19,250	—	19,250
Bank stocks	14,565	—	—	n/a	n/a
Loans, net	1,063,479	—	—	1,097,119	1,097,119
Accrued interest receivable	4,997	—	4,997	—	4,997
Interest rate swaps, net	(15)	—	—	(15)	(15)

Financial liabilities:
Deposits	$1,313,786	$—	$1,109,695	$204,031	$1,313,726
Federal funds purchased and sold under agreements to repurchase	16,617	—	16,617	—	16,617
Subordinated debentures	41,239	—	—	34,034	34,034
Long-term borrowings	110,177	—	120,736	—	120,736
Accrued interest payable	7,772	—	7,772	—	7,772

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values (Level 1).

(b) Securities and Bank Stocks

Fair values for securities available for sale and held to maturity are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). For positions that are not traded in active markets or are subject to transfer restrictions (i.e., bonds valued with Level 3 inputs), management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality and intent to sell in order to determine the value of the bond.

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers’ Bank of the West stock.  These three stocks comprise the balance of bank stocks.

(c) Loans

Loans excludes loans held for sale as these fair values are disclosed on a separate line on the table.  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3). Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3).  Impaired loans are valued at the lower of cost or fair value as described above in this note. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) Interest Rate Swaps, net

The fair value for interest rate swaps are determined by netting the discounted future fixed cash receipts, or payments, and the discounted expected variable cash payments, or receipts. The variable cash payments, or receipts, are based on an expectation of future interest rates derived from forward interest rate curves (Level 3).

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 3).

(f) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values (Level 2).

(g) Long-term Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

(h) Subordinated Debentures

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 3).

(i) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value (Level 2).

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

Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is generally not entitled to dividend rights with respect to unvested shares with the exception of performance-based shares granted prior to 2010 (which are not entitled to dividend rights until initial vesting occurs, at which time, the dividend rights will exist on all vested and unvested shares of such performance-based shares, subject to termination of such rights under the terms of the Incentive Plan).

Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2012 and December 31, 2011, there were 2,240,353 and 1,546,292 shares of unvested stock granted (net of forfeitures), with 5,165,523 and 5,870,918 shares available for grant under the Incentive Plan, respectively.

Of the 2,240,353 unvested shares at March 31, 2012, approximately 1,583,000 shares are expected to vest. Approximately 275,000 shares of performance-based shares granted to executives in 2005 have a performance criterion based on an earnings-per-share goal that must be met by December 31, 2012. Based on an analysis performed in 2008, it was determined that these 275,000 shares would not vest. Should this expectation change, additional compensation expense could be recorded in future periods. At March 31, 2012, there were an additional 969,887 shares of restricted stock outstanding with a performance condition. We expect that 681,231 of these 969,887 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to a portion of the shares granted to Paul Taylor, our Chief Executive Officer, Christopher Treece, our Chief Financial Officer, and Cathy Goss, our Chief Credit Officer, and to shares granted to several other members of management. The grant dates of these shares range from August 2010 through February 2012. A portion of the shares expected to vest have a time vesting schedule contingent upon the termination of our Written Agreement dated January 22, 2010. The remaining performance shares are contingent upon the meeting of certain return on asset, and in some cases, net income performance measures, and, in some cases, the termination of our Written Agreement. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, net income performance measures) is determined by where the metric’s actual performance falls within an established range of the performance target. Management expects that the targeted performance goals will be met with respect to these performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period.  Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2011	1,546,292	$4.68
Awarded	707,728	1.63
Forfeited	(2,333)	1.24
Vested	(11,334)	5.93
Unearned at March 31, 2012	2,240,353	$1.95

The Company recognized $155,000 and $197,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2012 and March 31, 2011, respectively. The total income tax effect recognized on the consolidated balance sheets for share-based compensation arrangements was a $59,000 deferred tax asset created as a result of the expense recognized netted against a $18,000 deferred tax asset write-off resulting from the difference between the grant date value and fair value of vested awards. There was no direct income statement effect for the quarter ended March 31, 2012 for taxes related to share-based compensation due to the deferred tax valuation allowance. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was a $41,000 expense for the quarter ended March 31, 2012.  At March 31, 2012, compensation cost of $1,760,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.4 years. The fair value of awards that vested in the three months ended March 31, 2012 was approximately $19,000.

(11)              Capital Ratios

The Company’s and Bank’s capital ratios are above the regulatory capital threshold of “well-capitalized” at March 31, 2012 and December 31, 2011 as follows:

	Ratio at March 31, 2012	Ratio at December 31, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.18%	16.33%	8.00%	N/A
Guaranty Bank and Trust Company	15.53%	15.59%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	14.92%	15.06%	4.00%	N/A
Guaranty Bank and Trust Company	14.26%	14.32%	4.00%	6.00%
Leverage Ratio
Consolidated	12.43%	12.12%	4.00%	N/A
Guaranty Bank and Trust Company	11.89%	11.53%	4.00%	5.00%

(12)           Written Agreement

On January 22, 2010, the holding company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”). The Written Agreement required the Bank to submit written plans within certain timeframes to the Federal Reserve and the CDB that addressed the following items: board oversight, credit risk management practices, commercial real estate concentrations, problem assets, reserves for loan and lease losses, capital, liquidity, brokered deposits, earnings and overall condition. The Agreement also required the holding company to submit to the Federal Reserve a written plan that addresses capital and a written statement of the holding company’s annual cash flow projections. All plans were timely submitted to the appropriate regulatory agencies and all plans requiring approval by such regulatory agencies were approved.

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

(13)              Total Comprehensive Income (Loss)

The following tables present the components of other comprehensive income and total comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$2,917	$514
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	939	(988)
Less: Reclassification adjustments for net gains included in net income	(622)	(714)
Net unrealized holding gains (losses)	317	(1,702)
Income tax benefit (expense)	(121)	647
Other comprehensive income (loss)	196	(1,055)
Total comprehensive income (loss)	$3,113	$(541)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
Unrealized gains on securities:
Change in net unrealized gains (losses), net	$939	$357	$582	$(988)	$(376)	$(612)
Less: Reclassification adjustments for net gains included in net income	(622)	(236)	(386)	(714)	(271)	(443)
Other comprehensive income (loss)	$317	$121	$196	$(1,702)	$(647)	$(1,055)

(14)           Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, with a liquidation preference of $1,000 per share, which resulted in additional capital of $57,846,000, net of expenses. The Company paid quarterly dividends in the form of additional shares of Series A convertible Preferred Stock since November 2009. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock was treated as cumulative preferred stock (i.e. a restricted core capital element for Tier 1 capital purposes).

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

(15) Legal Contingencies

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party, cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, and discussions with our legal counsel, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A,  7, 7A and 8 of our 2011 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors That Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its Colorado-based bank subsidiary. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change - Favorable
	2012	2011	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$17,692	$19,343	$(1,651)
Interest expense	2,392	4,633	2,241
Net interest income	15,300	14,710	590
Provision for loan losses	1,000	2,000	1,000
Net interest income after provision for loan losses	14,300	12,710	1,590
Noninterest income	3,099	3,280	(181)
Noninterest expense	14,482	15,476	994
Income before income taxes	2,917	514	2,403
Income tax expense	—	—	—
Net income	$2,917	$514	$2,403

Net income (loss) applicable to common stockholders	$2,917	$(972)	$3,889

Common Share Data:
Basic loss per common share	$0.03	$(0.02)	$0.05
Diluted loss per common share	$0.03	$(0.02)	$0.05

Average common shares outstanding	103,892,827	51,775,475	52,322,231
Diluted average common shares outstanding	104,097,706	51,775,475	52,322,231

Average equity to average assets	10.37%	8.61%	20.44%
Return on average equity	6.78%	1.29%	N/M
Return on average assets	0.70%	0.11%	N/M

N/M = Not meaningful

	March 31,	March 31,	Percent
	2012	2011	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	16.18%	15.82%	2.28%
Leverage ratio	12.43%	6.29%	97.62%
Loans, net of unearned discount to deposits	82.89%	78.29%	5.88%
Allowance for loan losses to loans, net of unearned discount	2.71%	4.16%	(34.86)%
Allowance for loan losses to nonperforming loans	50.96%	47.95%	6.28%
Classified assets to allowance and Tier 1 capital(1)	35.64%	68.55%	(48.01)%
Noninterest bearing deposits to total deposits	34.96%	34.29%	1.95%
Time deposits to total deposits	14.15%	15.53%	(8.89)%

(1)          Based on Bank only Tier 1 capital

The $2.9 million first quarter 2012 net income is a $2.4 million improvement from the first quarter 2011 net income of $0.5 million. The improvement in net income was due to a $1.0 million reduction in provision for loan losses, $0.4 million in lower FDIC assessment costs, $0.4 million in lower costs related to other real estate owned, and $0.6 million improvement in net interest income. These improvements were partially offset by a $0.2 million decrease in net gains on sales of securities.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands)
Net interest income	$15,300	$15,325	$15,112	$14,747	$14,710
Interest rate spread	3.62%	3.54%	3.26%	3.18%	3.05%
Net interest margin	3.93%	3.86%	3.62%	3.56%	3.42%
Net interest margin, fully tax equivalent	4.03%	3.95%	3.69%	3.62%	3.49%

First quarter 2012 net interest income of $15.3 million remained consistent with the fourth quarter 2011 and increased by $0.6 million compared to the first quarter 2011. The Company’s net interest margin of 3.93% for the first quarter 2012 reflected an increase of seven basis points from the fourth quarter 2011 and an increase of 51 basis points from the first quarter 2011, representing improvement over the last four consecutive quarters.

Net interest income increased by $0.6 million in the first quarter 2012, as compared to the same quarter in 2011, due to declines in interest income and interest expense of $1.6 million and $2.2 million, respectively. The decline in interest income was primarily due to an unfavorable volume variance of $1.4 million and, to a lesser degree, an unfavorable rate variance of $0.2 million. The volume variance was primarily attributable to a $177.4 million decrease in average earning assets, consisting of a $92.9 million decrease in securities and overnight funds and an $84.5 million decrease in average loans. The unfavorable rate variance is primarily due to lower yields on securities due to reinvestments of maturities. The decline in interest expense was due to favorable volume and rate variances of $1.2 million and $1.0 million, respectively. The favorable volume variance was primarily related to a decline in average higher-cost time deposits of $250.3 million and a decline in average borrowings of $53.0 million, related to the prepayment of Federal Home Loan Bank term advanced in September 2011. The Company believes that it remains asset sensitive at the end of the first quarter 2012, whereby an increase in rates will have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Table 15).

Net interest income remained consistent during the first quarter 2012 compared to the fourth quarter 2011, as interest income and interest expense decline by $0.1 million each.  The decrease in interest income is primarily due to a slight decline in loan fee income of $0.1 million. Despite the decline in loan fee income, new loans originated during the first quarter 2012 of $77.0 million had a weighted average rate of 4.92%. Partially offsetting the decline in interest income, interest expense decreased by due to a $17.2 million reduction in average time deposits, mostly higher-cost, brokered time deposits.  The Company has $0.1 million remaining in brokered deposits at March 31, 2012.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 3

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,104,681	$14,482	5.27%	$1,189,220	$15,534	5.30%
Investment securities (1)
Taxable	309,644	2,393	3.11%	358,915	3,065	3.46%
Tax-exempt	52,888	617	4.69%	41,232	489	4.81%
Bank Stocks (4)	14,590	158	4.36%	16,844	166	4.01%
Other earning assets	83,110	42	0.20%	136,063	89	0.27%
Total interest-earning assets	1,564,913	17,692	4.55%	1,742,274	19,343	4.50%
Non-earning assets:
Cash and due from banks	8,407			31,375
Other assets	95,214			96,247
Total assets	$1,668,534			$1,869,896

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$281,936	$133	0.19%	$181,495	$72	0.16%
Money market	290,350	277	0.38%	356,397	522	0.59%
Savings	94,608	35	0.15%	81,518	40	0.20%
Time certificates of deposit	197,400	332	0.68%	447,746	1,995	1.81%
Total interest-bearing deposits	864,294	777	0.36%	1,067,156	2,629	1.00%
Borrowings:
Repurchase agreements	14,868	12	0.33%	22,091	24	0.43%
Federal funds purchased (5)	2	—	0.78%	48	—	1.13%
Subordinated debentures (6)	48,906	776	6.39%	45,978	691	6.10%
Borrowings	110,175	827	3.02%	163,224	1,289	3.20%
Total interest-bearing liabilities	1,038,245	2,392	0.93%	1,298,497	4,633	1.45%
Noninterest bearing liabilities:
Demand deposits	448,934			400,979
Other liabilities	8,279			9,384
Total liabilities	1,495,458			1,708,860
Stockholders’ Equity	173,076			161,036
Total liabilities and stockholders’ equity	$1,668,534			$1,869,896
Net interest income		$15,300			$14,710
Net interest margin			3.93%			3.42%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 4.03% and 3.49% for the three months ended March 31, 2012 and 2011, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.4 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the first quarter 2012 and 2011 rounded to zero.

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

Table 4

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(1,052)	$56	$(1,108)
Investment Securities
Taxable	(672)	(275)	(397)
Tax-exempt	128	(8)	136
Bank Stocks	(8)	23	(31)
Other earning assets	(47)	(17)	(30)
Total interest income	(1,651)	(221)	(1,430)
Interest expense:
Deposits:
Interest-bearing demand and NOW	61	16	45
Money market	(245)	(160)	(85)
Savings	(5)	(14)	9
Time certificates of deposit	(1,663)	(876)	(787)
Repurchase agreements	(12)	(5)	(7)
Federal funds purchased	—	—	—
Subordinated debentures	85	40	45
Borrowings	(462)	(61)	(401)
Total interest expense	(2,241)	(1,060)	(1,181)
Net interest income	$590	$839	$(249)

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

In the first quarter 2012, the Company recorded a provision for loan losses of $1.0 million, compared to $2.0 million in the first quarter 2011. The provision for loan losses in the first quarter 2012 consisted of an approximately $0.9 million decrease related to the change in the specific component of the allowance for loan losses and a $3.7 million decrease to the general component of the allowance for loan losses, net of charge-offs. The general component of the provision for loan losses is significantly affected by historical charge-offs, the level of classified loans, the overall level of loans and management’s judgment with respect to current economic conditions.

The Company determined that the provision for loan losses made during the first quarter 2012 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of March 31, 2012.

Net charge-offs in the first quarter 2012 were $5.6 million, as compared to $2.2 million for the same quarter in 2011. The majority of the net charge-offs balance in the first quarter 2012 consists of a $3.9 million partial charge-off of a single energy loan.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Noninterest income:
Customer service and other fees	$2,271	$2,320	$2,393	$2,386	$2,314
Gain (loss) on sale of securities	622	283	3,018	(312)	714
Other	206	197	118	262	252
Total noninterest income	$3,099	$2,800	$5,529	$2,336	$3,280

Noninterest income of $3.1 million in the first quarter 2012 reflects an increase of $0.3 million as compared to the fourth quarter 2011 due mostly to the $0.3 million increase in net gains on sale of securities. The decision to sell certain securities in the first quarter 2012 was primarily based on management belief that these securities have significant risk of increasing prepayment speeds and therefore have diminished future earning capacity. As compared to the first quarter 2011, noninterest income declined $0.2 million in the first quarter 2012 due to a net decrease in the gain on sales of securities. The gain on sale of securities in the first quarter 2011 was due to the sale of certain securities to reduce duration risk within the investment portfolio.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 6

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,857	$6,716	$6,408	$6,320	$6,615
Occupancy expense	2,019	1,967	1,871	1,792	1,883
Furniture and equipment	821	846	855	913	894
Amortization of intangible assets	762	1,017	1,018	1,028	1,028
Other real estate owned	352	240	90	466	763
Insurance and assessment	808	845	1,017	966	1,225
Professional fees	628	690	1,016	914	908
FHLB prepayment penalty	—	—	2,672	—	—
Other general and administrative	2,235	2,528	2,541	2,275	2,160
Total noninterest expense	$14,482	$14,849	$17,488	$14,674	$15,476

The $1.0 million decrease in noninterest expense in the first quarter 2012 as compared to the same period in 2011 is primarily the result of: a $0.4 million reduction in expenses related to other real estate owned, a decrease in insurance and assessments of $0.4 million, a decrease in intangible amortization expense of $0.3 million, and a decrease in professional fees of $0.3 million. These reductions in expense were partially offset by a $0.2 million increase in salary and benefits expense and a $0.1 million net increase in all other categories.

The $0.4 million decrease in other real estate owned expense in the first quarter 2012 as compared to the same period in 2011 is mostly due to a decrease in write-downs on other real estate owned properties resulting from valuation adjustments and sales.  The decrease in insurance and assessments of $0.4 in the first quarter 2012 compared to first quarter 2011 is primarily related to changes in the FDIC assessment rules. Effective April 1, 2011, the FDIC insurance assessment rules changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums. Amortization of intangible assets declined $0.3 million in the current quarter as compared to the same period last year due to accelerated amortization of intangible assets associated with previous acquisitions. Professional services decreased in the first quarter 2012 compared to first quarter 2011 by $0.3 million due to expenses associated with an executive management search in 2011. Partially offsetting these expense reductions was an increase in salary and benefit expenses of $0.2 million due mostly to an increase in bonus and incentive expenses.

The $0.4 million decrease in noninterest expense in the first quarter 2012 as compared to the fourth quarter 2011 is primarily due to decreases in intangible amortization expenses and loan-related legal expenses of $0.3 million and $0.2 million, respectively. These decreases are partially offset by increases in salaries and benefits and net other real estate owned expense of $0.1 million each. The decrease in intangible amortization expense is due to the accelerated method of amortization employed. Loan-related legal expenses declined due to reduced levels of loans in the workout phase. Salary and benefit expense increased due to annual payroll tax cycle increases. Net other real estate owned expense increased due to adjustments in annual property tax accruals.

During the first quarter 2012, the Company made the decision to close four of the Bank’s 34 branch locations. The targeted closure dates for these four locations are in June and July 2012. The decision to close these branches was based on low levels of customer transaction activity and estimated potential savings upon closure. Occupancy-related savings will be recognized over the next four quarters as the related leases expire.

Income Taxes

The Company did not record any tax benefit or expense for the first quarter of 2012 or for the same period in 2011 due to our deferred tax valuation allowance.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions.  This analysis is updated quarterly and adjusted as necessary. In 2010, based on the significant negative evidence represented by cumulative losses and offset by various tax planning strategies, the Company recorded a partial valuation allowance for deferred tax assets in the amount of $8.5 million, which was reduced to $6.6 million as of December 31, 2011. Based upon the updated quarterly analysis, this partial valuation allowance was reduced from $6.6 million to $5.7 million as of March 31, 2012.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Cash and cash equivalents	$105,273	$109,225	$93,226	$134,896	$184,777
Total investments	401,357	386,141	314,420	408,806	409,126
Total loans	1,109,897	1,098,140	1,088,358	1,091,132	1,126,083
Total assets	1,716,444	1,689,668	1,692,368	1,747,060	1,834,457
Earning assets	1,608,029	1,584,746	1,502,068	1,639,995	1,725,208
Deposits	1,338,928	1,313,786	1,330,661	1,346,183	1,438,320

At March 31, 2012, the Company had total assets of $1.7 billion, which represented a $26.8 million increase as compared to December 31, 2011 and a $118.0 million decline as compared to March 31, 2011. The increase in assets from December 31, 2011 is mostly due to an $11.8 million increase in loans, net of unearned discount, and a $15.2 million increase in investments. The $11.8 million increase in total loans, net of unearned discount in the first quarter 2012 as compared to December 31, 2011 was primarily related to increases in residential and commercial real estate loans of $25.3 million, partially offset by a decline in commercial loans of $14.5 million. The increase in investments of $15.2 million from December 31, 2011 to March 31, 2012 is due to management’s strategy to reduce low yielding overnight funding and invest in higher yielding securities.

As compared to March 31, 2011, the decline in total assets is primarily due to declines in cash and due from banks of $79.5 million, primarily overnight funding, a decline in loans, net of unearned discount, of $16.2 million, and a decline in investments of $7.8 million.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands)
Real estate - Residential and Commercial	$756,409	$731,107	$695,027	$675,283	$659,018
Real estate - Construction	47,468	44,087	50,614	45,421	50,539
Equity lines of credit	44,745	44,601	47,040	48,129	49,399
Commercial	208,995	223,479	237,454	258,990	305,627
Agricultural	10,417	11,527	11,810	14,193	12,582
Consumer	20,461	22,937	24,523	25,912	26,942
Leases receivable and other	23,199	22,229	23,607	24,748	23,521
Total gross loans	1,111,694	1,099,967	1,090,075	1,092,676	1,127,628
Less: allowance for loan losses	(30,075)	(34,661)	(35,852)	(38,855)	(46,879)
Unearned discount	(1,797)	(1,827)	(1,717)	(1,544)	(1,545)
Loans, net of unearned discount	$1,079,822	$1,063,479	$1,052,506	$1,052,277	$1,079,204

Loans held for sale at lower of cost or market	$—	$—	$14,200	$14,200	$14,200

There were $848.6 million of real estate loans at March 31, 2012 compared to $819.8 million at December 31, 2011 and $759.0 million at March 31, 2011. The growth in real estate loans during the first quarter 2012 consists primarily of multi-tenant retail and commercial office buildings that are substantially fully leased. Commercial loans declined during the first quarter 2012 from the prior linked quarter primarily due to paydowns on the energy loan portfolio and a partial charge-off on an energy loan.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital. For our Bank, the total reported loans for construction, land development and land represented 53% of capital at March 31, 2012, as compared to 52% at December 31, 2011 and 77% at March 31, 2011. For our Bank, the total reported commercial real estate loans (excluding loans held for sale) represented 265% of capital at March 31, 2012, as compared to 254% at December 31, 2011, and 261% at March 31, 2011. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral. Although this ratio has increased slightly since December 31, 2011, management continues to monitor the Bank’s real estate concentration ratios to ensure we remain in compliance with the regulatory guidance.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado. At March 31, 2012 the Company did not have any significant concentrations in any particular industry.

Nonperforming Assets and Other Impaired Loans

Credit risk related to nonperforming assets arises as a result of lending activities. To manage this risk, we utilize frequent monitoring procedures and take prompt corrective action when necessary. We employ a risk rating system that identifies the potential risk associated with loans in our loan portfolio. This monitoring and rating system is designed to help management determine current and potential problems so that corrective actions can be taken promptly.

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

The following table summarizes the loans for which the accrual of interest has been discontinued ( including loans held for sale, except where noted) loans with payments more than 90 days past due and still accruing interest and other real estate owned. For reporting purposes, other real estate owned consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 9

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands)

Nonaccrual loans and leases	$29,648	$26,801	$45,790	$56,342	$76,850
Other impaired loans	1,301	6	583	1,675	1,506
Total nonperforming loans	$30,949	$26,807	$46,373	$58,017	$78,356
Other real estate owned and foreclosed assets	28,072	29,027	22,008	28,362	33,611
Total nonperforming assets	$59,021	$55,834	$68,381	$86,379	$111,967

Nonperforming loans	$30,949	$26,807	$46,373	$58,017	$78,356
Allocated allowance for loan losses	(2,572)	(3,490)	(4,483)	(4,177)	(12,136)
Net investment in impaired loans	$28,377	$23,317	$41,890	$53,840	$66,220

Accruing loans past due 90 days or more	$1,301	$6	$583	$1,675	$1,506

Loans past due 30-89 days	$10,798	$10,805	$9,358	$4,750	$14,593

Loans charged-off	$6,371	$2,603	$4,135	$9,997	$2,850
Recoveries	(785)	(412)	(132)	(973)	(660)
Net charge-offs	$5,586	$2,191	$4,003	$9,024	$2,190

Provision for loan losses	$1,000	$1,000	$1,000	$1,000	$2,000

Allowance for loan losses	$30,075	$34,661	$35,852	$38,855	$46,879

Allowance for loan losses to loans, held for investment	2.71%	3.16%	3.29%	3.56%	4.16%
Allowance for loan losses to nonaccrual loans, excluding loans held for sale	101.44%	129.33%	113.49%	92.20%	74.83%
Allowance for loan losses to nonperforming assets, excluding loans held for sale	50.96%	62.08%	66.17%	53.83%	47.95%
Allowance for loan losses to nonperforming loans, held for investment	97.17%	129.30%	111.43%	88.67%	73.07%
Annualized net charge-offs to average loans	2.03%	0.80%	1.44%	3.24%	0.75%
Nonperforming assets to total assets	3.44%	3.31%	4.05%	4.95%	6.11%
Nonperforming loans to loans, net of unearned discount	2.79%	2.45%	4.21%	5.25%	6.87%
Loans 30-89 days past due to loans, net of unearned discount	0.97%	0.98%	0.85%	0.43%	1.28%

During the first quarter 2012, nonaccrual loans increased $2.8 million from December 31, 2011 primarily due to the addition of a single energy loan of $8.7 million, prior to partial charge-off of $3.9 million. Management expects this loan to be substantially paid off by the end of the second quarter 2012.

The Company has an internal risk rating system of classifying loans as pass, watch, special mention, substandard, doubtful and loss. These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans. During the first quarter 2012, the amount of accruing loans that the Company has internally considered to be adversely classified declined to $22.3 million at March 31, 2012, as compared to $25.9 million at December 31, 2011 and $44.6 million at March 31, 2011.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by approximately 25.0% from March 31, 2011 to March 31, 2012. Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the first quarter 2012 were $5.6 million as compared to $2.2 million in the fourth quarter 2011 and $2.2 million in the first quarter 2011. The increase in net charge-offs is primarily the result of a single charge-off of $3.9 million related to one energy loan mentioned above.

Other real estate owned is $28.1 million at March 31, 2012 compared to $29.0 million at December 31, 2011 and $33.6 million at March 31, 2011. The balance of other real estate owned at March 31, 2012 was comprised of approximately 36 separate properties, of which $6.0 million was land; $22.0 million was commercial real estate, including multi-family units; and $0.1 million was residential real estate. The balance at December 31, 2011 was comprised of approximately 35 separate properties, of which $6.1 million was land; $22.7 million was commercial real estate; and $0.2 million was residential real estate.

As of March 31, 2012 and December 31, 2011, no additional funds were committed to be advanced in connection with non-performing loans.

As of March 31, 2012, we had $14.8 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $0.6 million. As of December 31, 2011, we had $11.7 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.5 million. The troubled debt restructurings are included in impaired loans above. The Company has not committed additional funds to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 2.71% at March 31, 2012, as compared to 3.16% at December 31, 2011 and 4.16% at March 31, 2011.

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

The provision for loan losses recorded in 2012 was required in order for the Company to maintain the allowance for loan losses at a level necessary for the probable incurred losses inherent in the loan portfolio as of March 31, 2012. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $2.6 million, or 8.6%, of the $30.1 million allowance for loan losses at March 31, 2012, relates to loans with specific allowance allocations. This compares to a specific reserve of $3.5 million, or 10.1%, of the total allowance for loan losses at December 31, 2011.

The general component of the allowance for loan losses as a percent of loans that are not impaired, net of unearned discount, was 2.55% at March 31, 2012, as compared to 2.91% at December 31, 2011. The decrease in the general component of the allowance is generally due to the improvement in our economics concern factor related to real estate loans.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 10

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance, beginning of period	$34,661	$47,069
Loan charge-offs:
Real estate - Residential and Commercial	2,053	2,583
Real estate - Construction	2	174
Commercial	3,955	25
Consumer	24	40
Other	337	29
Total loan charge-offs	6,371	2,851
Recoveries:
Real estate - Residential and Commercial	113	232
Real estate - Construction	651	383
Commercial	10	23
Consumer	10	16
Other	1	7
Total loan recoveries	785	661
Net loan charge-offs	5,586	2,190
Provision for loan losses	1,000	2,000
Balance, end of period	$30,075	$46,879

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

The carrying value of our portfolio of investment securities at March 31, 2012 and December 31, 2011 was as follows:

Table 11

	March 31,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$53,255	$52,890	$365	0.7%
Mortgage-backed securities — agency/residential	271,255	265,030	6,225	2.3%
Mortgage-backed securities — private/residential	753	752	1	0.1%
Marketable equity	1,519	1,519	—	—
Other securities	37,149	32,961	4,188	12.7%
Total securities available for sale	$363,931	$353,152	$10,779	3.1%

Securities held to maturity:
Mortgage-backed securities — agency/residential	$22,794	$18,424	$4,370	23.7%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At March 31, 2012, there was one private-label mortgage-backed security with a carrying value of approximately $0.8 million. The private-label mortgage-backed security is a senior tranche and was AAA rated by Standard and Poor’s as of March 31, 2012. All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at March 31, 2012 was $363.9 million, compared to the December 31, 2011 carrying value of $353.2 million. Year-to-date purchase activity in our investment portfolio has been concentrated on the purchase of U.S. Government Sponsored Agency Mortgage-Backed Securities, CMOs and Trust Preferred Securities. In addition, we have sold certain securities in order to reduce expected increase in prepayment speeds and the resulting diminished future earning capacity.

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

Three municipal bonds were priced using significant unobservable inputs as of March 31, 2012. The first revenue bond has a par value of $36.5 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks. At March 31, 2012, this hospital bond had an unrealized loss of approximately $0.5 million, all of which was determined to be related to temporary changes in interest rates. The second revenue bond had a par value of approximately $12.0 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond is valued based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments. The third municipal bond of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million recorded in 2010. The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor. During 2010, the bond defaulted for non-payment of monthly interest payments. Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor who abandoned the project, it was determined that the $3.5 million other-than-temporary-impairment recorded in 2010 has not changed as of March 31, 2012.

At March 31, 2012 there were 19 individual securities in an unrealized loss position (excluding the bond with the previously recorded other-than-temporary-impairment). Of the 19 securities in an unrealized loss position at March 31, 2012, two individual securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 17 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At March 31, 2012, the Company did not intend to sell any of the 19 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At March 31, 2012 and December 31, 2011, we held $14.6 million and $14.6 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above table (Table 11). Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. Management reviews the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 12

	March 31, 2012		At December 31, 2011
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$468,133	34.96%	$450,451	34.29%
Interest-bearing demand and NOW	285,749	21.34%	289,987	22.07%
Money market	298,504	22.30%	277,997	21.16%
Savings	97,033	7.25%	91,260	6.95%
Time	189,509	14.15%	204,091	15.53%
Total deposits	$1,338,928	100.00%	$1,313,786	100.00%

Deposits, other than time deposits, increased by $39.7 million at March 31, 2012, as compared to December 31, 2011 and increased by $103.4 million as compared to March 31, 2011. The increases in non-maturity deposits were primarily attributable to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percent of total deposits increased to approximately 35.0% at March 31, 2012, as compared to 34.3% at December 31, 2011. Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits continue to decrease primarily as a result of management’s efforts to reduce the overall level of higher cost time deposits, including brokered and internet deposits. Total brokered deposits at March 31, 2012 were $0.1 million as compared to $10.2 million at December 31, 2011 and $133.3 million at March 31, 2011. Brokered deposits represent 0.1% of total deposits at March 31, 2012 as compared to 0.8% at December 31, 2011 and 9.2% at March 31, 2011.  In addition to this $133.2 million decline in brokered deposits over the past twelve months, we also experienced a $19.5 million decline in internet time deposits over the same time period. The remaining decline in time deposits is primarily related to the non-renewal of other higher cost certificates of deposits. Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Borrowings and Subordinated Debentures

At March 31, 2012, our outstanding borrowings were $110.2 million as compared to $110.2 million at December 31, 2011. These balances are solely related to term note borrowings at FHLB. The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at March 31, 2012 and December 31, 2011 was $194.1 million and $217.4 million, respectively.

The borrowings at March 31, 2012 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 19 to 70 months. The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at March 31, 2012. Of the remaining $110.2 million FHLB term advances at March 31, 2012, $110.0 million have Bermudan conversion options to a variable rate. If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. Three notes totaling $90 million have potential conversions in 2012; a $40 million note with a rate of 3.17%, a $30 million note with a rate of 2.95%, a $20 million note with a rate of 2.52%. The remaining convertible note of $20 million becomes convertible January 23, 2013 and bears an interest rate of 3.04%. The notes can only be prepaid without penalty at or after conversion. The Bank had a line of credit with the FHLB at March 31, 2012, but there was no balance outstanding on this line of credit as of that date. The interest rate on the line of credit varies with the federal funds rate, and was 0.29% at March 31, 2012. Under a specific pledging and security agreement with the FHLB and has additional borrowing capacity of approximately $83.9 million at March 31, 2012. There was no balance outstanding on the line of credit as of December 31, 2011.

At March 31, 2012, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 6.05%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a non-prohibitive penalty, semi-annually. The CenBank Trust II issuance of $5.2 million has a fixed rate of 10.2% and became callable semi-annually starting on February 22, 2011, and continues to be callable, with a non-prohibitive penalty, semi-annually. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter. Under the terms of the Written Agreement, regulatory approval would be required prior to calling any trust preferred issuance.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the first three months of 2012. Such a deferral is not an event of default and the interest continues to accrue. Prior to paying any interest on the subordinated debentures, the Company must obtain prior written approval from the Federal Reserve under the terms of the Written Agreement. The Company is prohibited from paying any dividends on its other classes of stock for so long as interest is deferred, with the exception of stock dividends. The Company intends to seek approval from the Federal Reserve to bring current the deferred interest on the subordinated debentures. At March 31, 2012, the amount of interest that has been deferred on all subordinated debentures is $8.1 million.

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

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses, and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for most loans, and adding the products together.

For regulatory purposes, the Company maintains capital above the minimum core standards. The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2012, the Bank’s capital ratios are above the regulatory capital threshold of “well-capitalized”.

The following table provides the current capital ratios of the Company and Bank as of the dates presented, along with the regulatory capital requirements:

Table 13

	Ratio at March 31, 2012	Ratio at December 31, 2011	Ratio at March 31, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.18%	16.33%	15.82%	8.00%	N/A
Guaranty Bank and Trust Company	15.53%	15.59%	14.96%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	14.92%	15.06%	8.79%	4.00%	N/A
Guaranty Bank and Trust Company	14.26%	14.32%	13.68%	4.00%	6.00%
Leverage Ratio
Consolidated	12.43%	12.12%	6.29%	4.00%	N/A
Guaranty Bank and Trust Company	11.89%	11.53%	9.80%	4.00%	5.00%

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

Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock.  In addition, the Written Agreement discussed in Note 12 prohibits both the Company and the Bank from paying dividends without the prior written approval of the Federal Reserve, and, in the case of the Bank, the Colorado Division of Banking (CDB). Accordingly, our ability to pay dividends will be restricted until the Written Agreement is terminated.

Under the terms of each of our four trust preferred financings, including our related subordinated debentures, which occurred on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement).  On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. At March 31, 2012, the amount of interest that has been deferred on all subordinated debentures is $8.1 million. In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve.

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

At the dates indicated, the following commitments were outstanding:

Table 14

	March 31, 2012	December31, 2011
	(In thousands)
Commitments to extend credit:
Variable	$236,215	$222,298
Fixed	51,762	40,605
Total commitments to extend credit	$287,977	$262,903

Standby letters of credit	$11,223	$10,836

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets. At March 31, 2012, the Company had $105.3 million of cash and cash equivalents, including $96.8 million of interest-bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) that could be used for the Bank’s immediate liquidity needs. Further, the Company had $16.0 million of excess pledging related to customer accounts that require collateral at March 31, 2012 and $192.2 million of securities that are available for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At March 31, 2012, the Bank had approximately $83.9 million of availability on its FHLB line, $35.0 million of availability on its secured federal funds lines with correspondent banks, and $4.9 million of availability with the Federal Reserve discount window.

Under the terms of the Written Agreement, the Bank can continue to rollover or renew existing brokered deposits, but cannot obtain any new brokered deposits. Since December 31, 2009, the Bank has elected not to renew nearly all of its $291.0 million of maturing brokered deposits due primarily to the excess overnight funding balances as well as continued growth of non-time deposit accounts. At March 31, 2012, the Bank has $0.1 million of brokered deposits remaining that will mature in February 2013. The Bank will continue to monitor funding risk, including potential deposit loss risk and will make changes as necessary to retain an appropriate level of liquidity.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures (if approved by our regulators), for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders.  The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. However, the Written Agreement prohibits the Bank from paying dividends or making other distributions to the holding company without the prior written approval of the Federal Reserve and CDB. Accordingly, the Bank’s ability to pay dividends or make other distributions to the holding company will be restricted until the Written Agreement is terminated. The Written Agreement also prohibits the Company from paying dividends or making other distributions without the prior written approval of the Federal Reserve. Accordingly, our ability to pay dividends to our stockholders will be restricted until the Written Agreement is terminated. Under the terms of our trust preferred financings, we may defer payment of interest on the subordinated debentures and related trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures until further notice. During the deferral period, the Company may not pay cash dividends to stockholders of any class of stock.  In addition, we are currently restricted from making payments of principal or interest on our subordinated debentures or trust preferred securities under the terms of our Written Agreement without the prior approval of the Federal Reserve. The Company intends to seek approval from the Federal Reserve to bring current the deferred interest on the subordinated debentures within the next several quarters if the Written Agreement and its related restrictions are still in place.  At March 31, 2012, the total amount of deferred interest on the trust preferred securities was $7.7 million.

As of March 31, 2012, the holding company had approximately $17.0 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company for over three years, assuming that the holding company continues to defer interest on its trust preferred securities.

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, derivatives, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2011 Annual Report Form 10-K for the fiscal year ended December 31, 2011. There have been no changes to the critical accounting policies listed in the Company’s 2011 Annual Report Form 10-K during 2012.

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

The following table shows the net interest income increase or decrease over the next twelve months as of March 31, 2012 and 2011:

Table 15

MARKET RISK:	Annualized Net Interest Income
	March 31, 2012	March 31, 2011
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$8,419	$4,671
200	5,410	2,206
100	2,754	730
Static	—	—
(100)	(3,777)	60
(200)	(4,273)	(2,669)
(300)	(3,956)	(3,009)

Overall, the Company believes it is asset sensitive. At March 31, 2012, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment. This is due to the amount of overnight funding and variable rate loans on the books. Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate. As rates rise, the loan rate may continue to be at the minimum rate. At March 31, 2012, variable rate loans with loan rates more than 100 basis points below the floor are $201.7 million and represent 47.3% of all variable rate loans. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 basis point or 300 basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at March 31, 2012, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 None.

(c)   The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the first quarter 2012. These purchases relate to the net settlement by employees related to vested, restricted stock awards. The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 29	—	—
March 1 to March 31	3,763	1.67
	3,763	$1.67

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

During the first quarter 2012, the Company made the decision to close four of the Bank’s 34 branch locations. The targeted closure dates for these four locations are in June and July 2012. The decision to close these branches was based on low levels of customer transaction activity and estimated potential savings upon closure. Occupancy-related savings will be recognized over the next four quarters as the related leases expire.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1†	Form of Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-K filed on February 10, 2012).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File*
101.SCH	XBRL Interactive Data File*
101.CAL	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

† Indicates a management contract or compensatory plan or arrangement.

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

Date: April 26, 2012	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary