Form 10-Q
period 2012-06-30
Guaranty Bancorp
filed 2012-07-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 31, 2012, there were 101,120,690 shares of the registrant’s voting common stock outstanding, including 2,275,922 shares of unvested stock awards, and excluding 5,095,000 shares of the registrant’s non-voting common stock outstanding.

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

•                  Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint rule proposals by the Federal Reserve Board, Office of the Comptroller of the Currency, and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

•                  The costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquires.

•                  Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We do not intend to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$107,133	$109,225
Time deposits with banks	35,000	—
Securities available for sale, at fair value	362,039	353,152
Securities held to maturity (fair value of $22,706 and $19,250 at June 30, 2012 and December 31, 2011)	21,687	18,424
Bank stocks, at cost	14,425	14,565
Total investments	398,151	386,141

Loans, net of unearned discount	1,110,161	1,098,140
Less allowance for loan losses	(29,307)	(34,661)
Net loans	1,080,854	1,063,479

Premises and equipment, net	47,534	53,851
Other real estate owned and foreclosed assets, net	24,640	29,027
Other intangible assets	8,440	9,963
Other assets	48,787	37,982
Total assets	$1,750,539	$1,689,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$546,229	$450,451
Interest-bearing demand and money market accounts	551,707	567,984
Savings	97,497	91,260
Time	183,504	204,091
Total deposits	1,378,937	1,313,786
Securities sold under agreements to repurchase and federal funds purchased	13,028	16,617
Borrowings	110,170	110,177
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	12,557	20,800
Interest payable and other liabilities	14,487	16,038
Total liabilities	1,570,418	1,518,657

Stockholders’ equity:
Common stock (1)	120	119
Additional paid-in capital - common stock	704,938	704,579
Accumulated deficit	(423,907)	(433,016)
Accumulated other comprehensive income	1,333	1,683
Treasury stock, at cost, 10,950,551 and 10,945,517 shares, respectively	(102,363)	(102,354)
Total stockholders’ equity	180,121	171,011
Total liabilities and stockholders’ equity	$1,750,539	$1,689,668

(1)          Common stock—$0.001 par value; 150,000,000 shares authorized; 119,790,490 shares issued and 106,215,690 shares outstanding at June 30, 2012 (includes 2,280,922 shares of unvested restricted stock); 118,999,056 shares issued and 105,436,623 shares outstanding at December 31, 2011 (includes 1,546,292 shares of unvested restricted stock).

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,511	$14,999	$28,993	$30,533
Investment securities:
Taxable	2,366	2,918	4,759	5,983
Tax-exempt	618	497	1,235	986
Dividends	153	163	311	329
Federal funds sold and other	58	86	100	175
Total interest income	17,706	18,663	35,398	38,006
Interest expense:
Deposits	711	1,886	1,488	4,515
Securities sold under agreement to repurchase and federal funds purchased	12	17	24	41
Borrowings	827	1,303	1,654	2,592
Subordinated debentures	773	710	1,549	1,401
Total interest expense	2,323	3,916	4,715	8,549
Net interest income	15,383	14,747	30,683	29,457
Provision for loan losses	500	1,000	1,500	3,000
Net interest income, after provision for loan losses	14,883	13,747	29,183	26,457
Noninterest income:
Customer service and other fees	2,382	2,386	4,653	4,700
Net gains (losses) on sale of securities	342	(312)	964	402
Other	187	262	393	514
Total noninterest income	2,911	2,336	6,010	5,616
Noninterest expense:
Salaries and employee benefits	6,614	6,320	13,471	12,935
Occupancy expense	1,972	1,792	3,991	3,675
Furniture and equipment	783	913	1,604	1,807
Amortization of intangible assets	761	1,028	1,523	2,056
Other real estate owned, net	461	466	813	1,229
Insurance and assessments	881	966	1,689	2,191
Professional fees	856	914	1,484	1,822
Impairment of long-lived assets	2,750	—	2,750	—
Other general and administrative	2,438	2,275	4,673	4,435
Total noninterest expense	17,516	14,674	31,998	30,150
Income before income taxes	278	1,409	3,195	1,923
Income tax benefit	(5,914)	—	(5,914)	—
Net income	$6,192	$1,409	$9,109	$1,923

Other comprehensive income (loss) net of tax:
Unrealized gains (losses) on securities:
Change in net unrealized gains (losses), net	$(334)	$4,120	$248	$3,507
Less: Reclassification adjustments for net losses (gains) included in net income	(212)	193	(598)	(249)
Other comprehensive income (loss)	(546)	4,313	(350)	3,258
Total comprehensive income	$5,646	$5,722	$8,759	$5,181

Net income (loss) applicable to common stockholders	$6,192	$(109)	$9,109	$(1,081)

Earnings (loss) per common share—basic:	$0.06	$(0.00)	$0.09	$(0.02)
Earnings (loss) per common share—diluted:	0.06	(0.00)	0.09	(0.02)

Weighted average common shares outstanding-basic	103,914,305	51,919,637	103,903,566	51,809,240
Weighted average common shares outstanding-diluted	104,238,960	51,919,637	104,286,318	51,809,240

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Comprehensive income:
Net income	—	—	—	—	—	—	1,923	—	1,923
Other comprehensive income	—	—	—	—	—	—	—	3,258	3,258
Total comprehensive income									5,181
Stock compensation awards, net of forfeitures	—	—	(98,390)	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	346	—	—	—	—	346
Repurchase of common stock	—	—	(42,508)	—	—	(60)	—	—	(60)
Preferred share dividends	2,988	2,988	—	—	—	—	(3,004)	—	(16)
Balance, June 30, 2011	69,013	$67,806	53,389,052	$619,855	$237	$(102,559)	$(420,643)	$1,038	$165,734

Balance, December 31, 2011	—	$—	105,436,623	$704,698	$—	$(102,354)	$(433,016)	$1,683	$171,011
Comprehensive income:
Net income	—	—	—	—	—	—	9,109	—	9,109
Other comprehensive income (loss)	—	—	—	—	—	—	—	(350)	(350)
Total comprehensive income									8,759
Stock compensation awards, net of forfeitures	—	—	784,101	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	360	—	—	—	—	360
Repurchase of common stock	—	—	(5,034)	—	—	(9)	—	—	(9)
Balance, June 30, 2012	—	$—	106,215,690	$705,058	$—	$(102,363)	$(423,907)	$1,333	$180,121

See “Notes to Unaudited Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$9,109	$1,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,141	3,511
Provision for loan losses	1,500	3,000
Impairment of long-lived assets	2,750	—
Stock compensation, net	360	346
Gain on sale of securities	(964)	(402)
Loss, net and valuation adjustments on real estate owned	1,174	824
Other	(308)	(705)
Net change in:
Other assets	(8,439)	1,456
Interest payable and other liabilities	(1,432)	(11)
Net cash from operating activities	6,891	9,942
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	71,894	132,437
Purchases	(88,485)	(112,874)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	2,119	1,560
Purchases	(5,234)	(5,180)
Loan (originations) and principal collections, net	(21,024)	86,263
Purchase of time deposits with banks	(35,000)	—
Proceeds from sale of loans held for sale	70	2,512
Proceeds from sale of other real estate owned and foreclosed assets	5,404	7,722
Additions to premises and equipment	(273)	(174)
Net cash from investing activities	(70,529)	112,266
Cash flows from financing activities:
Net change in deposits	65,151	(116,168)
Repayment of borrowings	(7)	(28)
Net change in repurchase agreements and federal funds purchased	(3,589)	(12,505)
Repurchase of common stock	(9)	(60)
Cash dividends on preferred stock	—	(16)
Net cash from financing activities	61,546	(128,777)
Net change in cash and cash equivalents	(2,092)	(6,569)
Cash and cash equivalents, beginning of period	109,225	141,465
Cash and cash equivalents, end of period	$107,133	$134,896

See “Notes to Unaudited Consolidated Financial Statements.”

(1)                  Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2012, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

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

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheet and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets and long-lived assets, stock compensation expense and other real estate owned. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

(c)                  Time Deposits with Banks

The Company invests in short term, fully insured time deposits with other banks through the Certificate of Deposit Account Registry Service (CDARS).

(d)                 Loans, Loan Commitments and Related Financial Instruments

The Company extends real estate, commercial, agricultural and consumer loans to customers.  A substantial portion of the loan portfolio consists of real estate and commercial loans throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their contracts is generally dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

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

The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to the accrual basis of accounting, and payments received on nonaccrual loans are applied first to the principal balance of the loan. Loans are returned to accrual status after the borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

(e)                  Allowance for Loan Losses

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

(f)                        Other Real Estate Owned and Foreclosed Assets

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

(g)                     Other Intangible Assets

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

(h)   Impairment of Long-Lived Assets

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

Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. With respect to the second quarter 2012, the Company determined to close two underperforming branches and recorded an impairment in the amount of $2,750,000, which reflects the difference between the carrying value less the net fair value.

(i)                        Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of June 30, 2012, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from three to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2014. At the end of June 30, 2012, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 589,000 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)                        Deferred Compensation Plan

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

(k)                     Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At June 30, 2012 and December 31, 2011, the Company had a net deferred tax asset of $18,418,000 and $12,050,000, respectively, which includes the net unrealized gain on securities. At December 31, 2011, the net deferred tax asset was net of a $6,603,000 valuation allowance. At June 30, 2012, after analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. There is no valuation allowance as of June 30, 2012.

At June 30, 2012 and December 31, 2011, the Company did not have any uncertain tax positions for which a tax benefit is disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 through 2006. At June 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2012 and December 31, 2011, the Company did not have any amounts accrued for interest and/or penalties.

(l)                        Earnings (Loss) per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service or performance condition for the three and six months ended June 30, 2012 and 2011 and convertible preferred stock for the three and six months ended June 30, 2011. The earnings / loss per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average common shares outstanding	103,914,305	51,919,637	103,903,566	51,809,240
Effect of dilutive preferred stock(1)	—	—	—	—
Effect of dilutive unvested stock grants(2)	324,655	—	382,752	—
Average shares outstanding for calculated diluted earnings per common share	104,238,960	51,919,637	104,286,318	51,809,240

(1) The Company had no shares of convertible preferred stock outstanding at June 30, 2012 and 69,013 shares of convertible preferred stock outstanding at June 30, 2011. The impact of the conversion of these shares was anti-dilutive for the three and six months ended June 30, 2011 due to the net loss attributable to common stockholders for those periods. See Note 15, Preferred Stock, for details on the conversion.

(2) The impact of unvested stock grants of 2,280,922 shares at June 30, 2012 had a dilutive impact of 324,655 and 382,752 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2012, respectively. The impact of unvested stock grants of 1,518,625 shares at June 30, 2011 was anti-dilutive for the three and six months ending June 30, 2011 due to the net loss applicable to common stockholders for such periods.

(m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income is disclosed.

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

(n)    Reclassifications

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

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	June 30, 2012
Securities available for sale:
State and municipal	$52,821	$315	$(924)	$53,430
Mortgage-backed - agency / residential	262,992	5,112	(426)	258,306
Mortgage-backed - private / residential	714	—	(25)	739
Marketable equity	1,519	—	—	1,519
Other securities	43,993	19	(1,920)	45,894
Total securities available for sale	$362,039	$5,446	$(3,295)	$359,888

	December 31, 2011
Securities available for sale:
State and municipal	$52,890	$369	$(953)	$53,474
Mortgage-backed - agency / residential	265,030	5,337	(168)	259,861
Mortgage-backed - private / residential	752	—	(34)	786
Marketable equity	1,519	—	—	1,519
Other securities	32,961	25	(1,861)	34,797
Total securities available for sale	$353,152	$5,731	$(3,016)	$350,437

At June 30, 2012 and December 31, 2011, other securities consists mostly of several trust preferred securities and one corporate security.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
June 30, 2012
Mortgage-backed securities — agency/residential	$21,687	$1,019	$—	$22,706

December 31, 2011
Mortgage-backed securities — agency/residential	$18,424	$826	$—	$19,250

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Proceeds	$8,852	$75,486	$30,641	$113,052
Gross gains	342	173	1,031	894
Gross losses	—	(485)	(67)	(492)

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at June 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$1,839	$1,851
Due after one year through five years	19,996	20,148
Due after five years through ten years	2,263	2,400
Due after ten years	75,226	72,415
Total AFS, excluding MBS and marketable equity securities	99,324	96,814
Mortgage-backed securities and marketable equity securities	260,564	265,225
Total securities available for sale	$359,888	$362,039

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities — agency/residential	$21,687	$22,706

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$35,621	$(924)	$35,621	$(924)
Mortgage-backed securities — agency/residential	60,763	(426)	—	—	60,763	(426)
Mortgage-backed securities — private/residential	714	(25)	—	—	714	(25)
Other	30,827	(67)	8,148	(1,853)	38,975	(1,920)
Total temporarily impaired	$92,304	$(518)	$43,769	$(2,777)	$136,073	$(3,295)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$35,592	$(953)	$35,592	$(953)
Mortgage-backed securities — agency/residential	28,602	(168)	—	—	28,602	(168)
Mortgage-backed securities — private/residential	752	(34)	—	—	752	(34)
Other	18,986	(994)	3,950	(867)	22,936	(1,861)
Total temporarily impaired	$48,340	$(1,196)	$39,542	$(1,820)	$87,882	$(3,016)

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

In the fourth quarter 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4,514,000 in the amount of $3,500,000. Based on management’s updated assessment of this bond as of June 30, 2012, no additional changes to the OTTI were determined to be necessary.

The following table presents a rollforward of OTTI included in earnings (in thousands):

Accumulated credit losses as of December 31, 2011	$3,500
Changes to credit losses recognized on securities identified as other-then-temporarily-impaired	—
Ending accumulated credit losses as of June 30, 2012	$3,500

At June 30, 2012, there were 21 individual securities in an unrealized loss position. Of the 21 securities in an unrealized loss position at June 30, 2012, three securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 18 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At June 30, 2012, the Company did not intend to sell any of the 21 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value. The 21 securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value has not changed since initial impairment was recognized in 2010.

All of the Bank’s agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency, except for one private-label mortgage-backed security with a total fair value of $714,000. This private-label security is a senior tranche that is rated AAA by Standard and Poor’s at June 30, 2012.

The majority of Bank’s municipal bond securities are unrated and have been subject to an internal review process by management, performed annually in the fourth quarter. This annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest payments. In addition, management considers any interim information available that would prompt the need for more frequent review.

At June 30, 2012, there was a security of a single issuer with a book value of $36,545,000, or 20.3% of our stockholders’ equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. This bond has been in an unrealized loss position for more than twelve months and at June 30, 2012, the bond had an unrealized loss of approximately $924,000, or 2.5% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2011, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized any additional OTTI on the securities in our investment portfolio in 2012.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Loans on real estate:
Residential and commercial	$746,965	$731,107
Construction	46,413	44,087
Equity lines of credit	44,830	44,601
Commercial loans	216,974	223,479
Agricultural loans	10,712	11,527
Lease financing	2,269	2,269
Installment loans to individuals	20,146	22,937
Overdrafts	218	254
SBA and other	23,419	19,706
	$1,111,946	$1,099,967
Less:
Allowance for loan losses	(29,307)	(34,661)
Unearned discount	(1,785)	(1,827)
Net Loans	$1,080,854	$1,063,479

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance, beginning of period	$30,075	$46,879	$34,661	$47,069
Provision for loan losses	500	1,000	1,500	3,000
Loans charged-off	(2,062)	(9,997)	(8,433)	(12,847)
Recoveries on loans previously charged-off	794	973	1,579	1,633
Balance, end of period	$29,307	$38,855	$29,307	$38,855

Our additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.

The following table provides detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the table also provides a rollforward by portfolio segment of our allowance for loan losses for the three and six months ended June 30, 2012 and for the three and six months ended June 30, 2011. The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(2,646)	(55)	(5,732)	(8,433)
Recoveries	1,517	25	37	1,579
Provision (credit provision)	(4,404)	(14)	5,918	1,500
Balance as of June 30, 2012	$23,547	$92	$5,668	$29,307

Balance as of March 31, 2012	$24,672	$82	$5,321	$30,075
Charge-offs	(591)	(31)	(1,440)	(2,062)
Recoveries	753	15	26	794
Provision (credit provision)	(1,287)	26	1,761	500
Balance as of June 30, 2012	$23,547	$92	$5,668	$29,307

Balances at June 30, 2012:

Allowance for Loan Losses
Individually evaluated	$1,739	$—	$120	$1,859
Collectively evaluated	21,808	92	5,548	27,448
Total	$23,547	$92	$5,668	$29,307

Loans
Individually evaluated	$18,732	$5	$2,554	$21,291
Collectively evaluated	916,523	4,935	167,412	1,088,870
Total	$935,255	$4,940	$169,966	$1,110,161

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-offs	(11,946)	(72)	(829)	(12,847)
Recoveries	1,519	29	85	1,633
Provision (credit provision)	3,292	3	(295)	3,000
Balance as of June 30, 2011	$32,339	$212	$6,304	$38,855

Balance as of March 31, 2011	$38,866	$207	$7,806	$46,879
Charge-offs	(9,190)	(32)	(775)	(9,997)
Recoveries	904	13	56	973
Provision (credit provision)	1,759	24	(783)	1,000
Balance as of June 30, 2011	$32,339	$212	$6,304	$38,855

Balances at June 30, 2011:

Allowance for Loan Losses
Individually evaluated	$3,224	$—	$953	$4,177
Collectively evaluated	29,115	212	5,351	34,678
Total	$32,339	$212	$6,304	$38,855

Loans
Individually evaluated	$40,179	$20	$3,618	$43,817
Collectively evaluated	846,637	5,349	195,329	1,047,315
Total	$886,816	$5,369	$198,947	$1,091,132

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2012 and December 31, 2011 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

June 30, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,954	$10,815	$—	$9,802	$—
Construction loans	114	114	—	174	—
Commercial loans	2,112	3,494	—	4,884	—
Consumer loans	1,050	1,312	—	1,331	—
Other	869	1,243	—	575	—
Total	$14,099	$16,978	$—	$16,766	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$5,067	$5,802	$769	$6,139	$—
Construction loans	—	—	—	—	—
Commercial loans	647	747	219	2,150	—
Consumer loans	528	538	364	512	—
Other	950	1,033	507	781	—
Total	$7,192	$8,120	$1,859	$9,582	$—

Total Impaired Loans
Commercial and residential real estate	$15,021	$16,617	$769	$15,941	$—
Construction loans	114	114	—	174	—
Commercial loans	2,759	4,241	219	7,034	—
Consumer loans	1,578	1,850	364	1,843	—
Other	1,819	2,276	507	1,356	—
Total impaired loans	$21,291	$25,098	$1,859	$26,348	$—

December 31, 2011	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$10,081	$12,898	$—	$30,452	$—
Construction loans	294	2,378	—	310	—
Commercial loans	3,770	3,899	—	6,184	—
Consumer loans	1,622	1,976	—	1,867	—
Other	442	684	—	923	—
Total	$16,209	$21,835	$—	$39,736	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$7,071	$7,805	$1,686	$16,114	$—
Construction loans	—	—	—	—	—
Commercial loans	3,220	3,422	1,551	3,598	—
Consumer loans	177	179	153	231	—
Other	130	214	100	596	—
Total	$10,598	$11,620	$3,490	$20,539	$—

Total Impaired Loans
Commercial and residential real estate	$17,152	$20,703	$1,686	$46,566	$—
Construction loans	294	2,378	—	310	—
Commercial loans	6,990	7,321	1,551	9,782	—
Consumer loans	1,799	2,155	153	2,098	—
Other	572	898	100	1,519	—
Total impaired loans	$26,807	$33,455	$3,490	$60,275	$—

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $736,000 for the six months ending June 30, 2012 and $1,812,000 for the six months ending June 30, 2011.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

June 30, 2012	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$16,779	$—	$15,021	$31,800	$745,764
Construction loans	—	—	114	114	46,339
Commercial loans	1,596	—	2,759	4,355	216,626
Consumer loans	73	—	1,578	1,651	65,090
Other	—	—	1,819	1,819	36,342
Total	$18,448	$—	$21,291	$39,739	$1,110,161

December 31, 2011	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$4,551	$—	$17,152	$21,703	$729,893
Construction loans	—	—	294	294	44,014
Commercial loans	3,233	—	6,990	10,223	223,108
Consumer loans	1,611	6	1,793	3,410	67,679
Other	1,410	—	572	1,982	33,446
Total	$10,805	$6	$26,801	$37,612	$1,098,140

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

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be non-classified loans.

The following tables provide detail for the risk category of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

June 30, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)

Non-classified	$706,812	$46,299	$210,697	$62,478	$33,899	$1,060,185
Substandard	40,153	114	6,277	2,716	2,501	51,761
Doubtful	—	—	—	—	—	—
Subtotal	746,965	46,413	216,974	65,194	36,400	1,111,946
Less: Unearned discount	(1,201)	(74)	(348)	(104)	(58)	(1,785)
Loans, net of unearned discount	$745,764	$46,339	$216,626	$65,090	$36,342	$1,110,161

December 31, 2011	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)

Non-classified	$696,078	$43,793	$212,125	$64,274	$31,012	$1,047,282
Substandard	35,029	294	11,354	3,409	2,490	52,576
Doubtful	—	—	—	109	—	109
Subtotal	731,107	44,087	223,479	67,792	33,502	1,099,967
Less: Unearned discount	(1,214)	(73)	(371)	(113)	(56)	(1,827)
Loans, net of unearned discount	$729,893	$44,014	$223,108	$67,679	$33,446	$1,098,140

The book balance of troubled debt restructurings at June 30, 2012 and December 31, 2011 was $14,818,000 and $11,692,000, respectively. Approximately, $565,000 and $1,466,000 in specific reserves were established with respect to these loans as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company had $106,000 in unfunded commitments on loans classified as troubled debt restructurings. As of December 31, 2011, the Company had no unfunded commitments on loans classified as troubled debt restructurings.

During the six months ending June 30, 2012, the terms of seven loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; the renewal of a loan with a stated interest rate below market; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

During the second quarter 2012, two modifications were made involving changes to payment schedules.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2012 (in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings
Residential and commercial real estate loans	1	$381	$266
Construction loans	—	—	—
Commercial loans	1	2,144	1,034
Consumer loans	—	—	—
Other	—	—	—

Total	2	$2,525	$1,300

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings
Residential and commercial real estate loans	6	$5,782	$4,566
Construction loans	—	—	—
Commercial loans	1	2,144	1,034
Consumer loans	—	—	—
Other	—	—	—

Total	7	$7,926	$5,600

The troubled debt restructurings described above increased the allowance for loan losses by $565,000 through the allocation of a specific reserve, and resulted in charge-offs of $2,288,000 during the six months ended June 30, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructured loans during the quarter ended June 30, 2012.

(4)           Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for June 30, 2012 and June 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$22,898
Additions to OREO	14,010
Dispositions of OREO	(7,722)
Write-downs, net	(824)
Balance as of June 30, 2011	$28,362
Balance as of December 31, 2011	$29,027
Additions to OREO	2,191
Dispositions of OREO	(5,404)
Write-downs, net	(1,174)
Balance as of June 30, 2012	$24,640

Expenses related to foreclosed assets include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Write-downs, net	$997	$278	$1,174	$824
Operating expenses, net of rental income	(536)	188	(361)	405
Total expenses related to foreclosed assets	$461	$466	$813	$1,229

(5)               Other Intangible Assets

Other intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2012 and December 31, 2011, the Company’s only intangible asset was its core deposit intangible. The amortization expense represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions.

The following table presents the gross amounts of core deposit intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful life	2012	2011
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Accumulated amortization		(54,535)	(53,012)
Other intangible assets, net		$8,440	$9,963

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Amortization expense	$761	$1,028	$1,523	$2,056

(6)                  Borrowings

At June 30, 2012, our outstanding borrowings were $110,170,000 as compared to $110,177,000 at December 31, 2011. These borrowings at June 30, 2012 consisted of term notes with the Federal Home Loan Bank (“FHLB”). The Bank also maintains a line of credit at the FHLB. However, as of June 30, 2012 and December 31, 2011, there was no balance outstanding on this line of credit.

The Bank has an advance, pledge and security agreement with the FHLB and has pledged qualifying loans and securities in the amount of $304,962,000 at June 30, 2012 and $217,437,000 at December 31, 2011. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $194,792,000 at June 30, 2012 and $107,260,000 at December 31, 2011. The Bank’s borrowing capacity increased primarily as result of FHLB’s decision to move the Bank from delivery status to blanket pledge status as of March 31, 2012.

The interest rate on the line of credit varies with the federal funds rate, and was 0.31% at June 30, 2012. The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%, and remaining maturities ranging from 16 to 67 months.

(7)                     Income Taxes

At June 30, 2012 and December 31, 2011, the Company had net deferred tax assets of $18,007,000 and $12,050,000, respectively. At December 31, 2011, the net deferred tax asset was net of a $6,603,000 valuation allowance.  A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which the temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of our deferred tax asset. Based upon the historical levels of taxable income and projections of future taxable income over the periods in which our existing deferred tax assets, including our NOL carryforward, is expected to become deductible, management determined that the realization of our deferred tax asset was more likely-than-not as of June 30, 2012. As a result, a valuation allowance for deferred tax assets was unnecessary at June 30, 2012.  Excluding the reversal of the remaining deferred tax asset valuation allowance of $6,603,000 the Company recorded a tax expense for the first six months of 2012 of $689,000.  The amount of our deferred tax asset considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimates of future taxable income are reduced.

(8)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.99% at June 30, 2012 and 5.95% at December 31, 2011. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. As of June 30, 2012, the Company was in compliance with all financial covenants of these subordinated debentures.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it would defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. At June 30, 2012 and December 31, 2011, the Company had accrued, unpaid interest of approximately $8,854,000 and $7,305,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets. On June 15, 2012, the Company received written approval from the Federal Reserve Bank of Kansas City to pay all deferred interest and resume the regular payment of interest on the subordinated debentures with the next scheduled payments due in the third quarter 2012.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40,000,000 of securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2012, the full $40,000,000 of the trusts’ securities qualified as Tier 1 capital.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our trust preferred securities prior to

May 19, 2010, our trust preferred securities continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The Guaranty Capital Trust III trust preferred issuance on June 30, 2003 became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009. The CenBank Trust I trust preferred issuance became callable semi-annually starting on September 7, 2010. The CenBank Trust II trust preferred issuance became callable semi-annually starting on February 22, 2011. The Company has not called any of its trust preferred issuances on their respective call dates. At this time, the Company is required to obtain approval from the Federal Reserve prior to the call of any trust preferred issuance.

The following table summarizes the terms of each subordinated debenture issuance at June 30, 2012 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Next Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	9/7/2012	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	8/22/2012	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2012	Variable	LIBOR + 2.65%	3.12%	10/15/2012
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2012	Variable	LIBOR + 3.10%	3.57%	10/7/2012

(9)                     Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Variable	$269,780	$222,298
Fixed	54,376	40,605
Total commitments to extend credit	$324,156	$262,903

Standby letters of credit	$12,815	$10,836

At June 30, 2012, the rates on the fixed rate commitments to extend credit ranged from 2.39 to 7.25%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral, if necessary, at exercise of the commitment.

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

(10)              Fair Value Measurements and Fair Value of Financial Instruments

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

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where market values of similar securities are not available we utilize a discounted cash flow model or other model requiring unobservable inputs to estimate fair value (Level 3 inputs). We consider the valuation of the Level 3 bonds as being highly sensitive to changes in unobservable inputs.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions we consider the fair value of impaired loans to be highly sensitive to changes in market conditions.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraised value may be further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned (OREO) is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of OREO properties and because of the relationship between fair value and general economic conditions we consider the fair value of OREO to be highly sensitive to changes in market conditions.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at June 30, 2012
State and municipal	$—	$2,527	$50,294	$52,821
Mortgage-backed securities – agency/residential	—	262,992	—	262,992
Mortgage-backed securities – private/residential	—	714	—	714
Marketable equity	—	1,519	—	1,519
Other securities	—	43,993	—	43,993

Assets/Liabilities at December 31, 2011
State and municipal	$—	$2,554	$50,336	$52,890
Mortgage-backed securities – agency/residential	—	265,030	—	265,030
Mortgage-backed securities – private/residential	—	752	—	752
Marketable equity	—	1,519	—	1,519
Other securities	—	32,961	—	32,961

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

	State and Municipal Securities
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Beginning Balance	$50,720	$50,336
Total unrealized gains (losses) included in:
Net income (loss)	—	—
Other comprehensive income (loss)	(371)	13
Purchases, sales, issuances, and settlements, net	(55)	(55)
Transfers in and (out) of Level 3	—	—
Other than temporary impairment recognized	—
Balance June 30, 2012	$50,294	$50,294

For the three and six months ended June 30, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses.

The following table presents quantitative information about Level 3 fair value measurements on our State and Municipal Securities at June 30, 2012:

	June 30, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and Municipal Securities	$47,644	discounted cash flow	discount rate	4% - 5%
State and Municipal Securities	1,014	appraisal	adjustment to comparable sales	29%
State and Municipal Securities	1,636	matrix pricing	discount rate or yield	N/A*
Total	$50,294

* The Company relies on a third-party pricing service to value non-rated municipal securities. Because of the lack of credit ratings we consider the relationship between rates on these securities and benchmarks rates to be unobservable. The unobservable adjustments used by the third-party pricing service were not readily available.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2012
Impaired loans:
Commercial and residential real estate	$—	$—	$4,690	$4,690
Commercial	—	—	1,463	1,463
Consumer	—	—	401	401
Other	—	—	983	983
Total impaired loans	$—	$—	$7,537	$7,537

Assets at December 31, 2011
Impaired loans:
Commercial and residential real estate	$—	$—	$6,673	$6,673
Commercial	—	—	1,668	1,668
Consumer	—	—	691	691
Other	—	—	323	323
Total impaired loans	$—	$—	$9,355	$9,355

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $21,291,000 at June 30, 2012, after partial charge-off of $3,808,000. In addition, these loans have a specific valuation allowance of $1,859,000 at June 30, 2012. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the amount of our recorded investment. Of the $21,291,000 impaired loan portfolio at June 30, 2012, $9,396,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $11,895,000 of impaired loans were carried at cost at June 30, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2012 on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $5,222,000.

Impaired loans had a carrying amount of $26,807,000 at December 31, 2011, after a partial charge-off of $6,648,000. In addition, these loans had a specific valuation allowance of $3,490,000 at December 31, 2011. Of the $26,807,000 impaired loan portfolio at December 31, 2011, $12,845,000 was carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $13,962,000 was carried at cost at December 31, 2011, as the fair value of the collateral on these loans exceeded the book value for each individual credit.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2012.

	June 30, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$4,690	sales comparison	adjustment to comparable sales	50%
		income approach	capitalization rate	8% - 10%
Commercial	1,463	discounted cash flow	discount rate	13%
Consumer	401	sales comparison	adjustment to comparable sales	19% - 26%
Other	983	sales comparison	adjustment to comparable sales	0% - 7%
Total Impaired Loans	$7,537

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at June 30, 2012
Other real estate owned and foreclosed assets
Commercial real estate	$—	$—	$20,175	$20,175
Land	—	—	4,465	4,465
Total real estate owned and foreclosed assets	$—	$—	$24,640	$24,640

Assets at December 31, 2011
Other real estate owned and foreclosed assets
Residential real estate	$—	$—	$225	$225
Commercial real estate	—	—	22,687	22,687
Land	—	—	6,115	6,115
Total real estate owned and foreclosed assets	$—	$—	$29,027	$29,027

Other real estate owned had a carrying amount of $24,640,000 at June 30, 2012, which is made up of an outstanding balance of $37,335,000, with a valuation allowance of $12,696,000. OREO write-downs and sales in 2012 resulted in the valuation allowance decreasing by $512,000 in the second quarter 2012.

Other real estate owned had a carrying amount of $29,027,000 at December 31, 2011, which was made up of an outstanding balance of $42,077,000, with a valuation allowance of $13,050,000.

The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis as of June 30, 2012.

	June 30, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets
Commercial real estate	$20,175	income approach	capitalization rate	8% - 13%
		pending contact	adjustment to appraised value	15%
Land	4,465	sales comparison	adjustment to comparable sales	18% - 55%
Total Other Real Estate Owned	$24,640

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements at June 30, 2012:
	amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$107,133	$107,133	$—	$—	$107,133
Time deposits with banks	35,000	35,000	—	—	35,000
Securities available for sale	362,039	—	311,745	50,294	362,039
Securities held to maturity	21,687	—	22,706	—	22,706
Bank stocks	14,425	—	—	n/a	n/a
Loans, net	1,080,854		—	1,118,398	1,118,398
Accrued interest receivable	5,234	—	5,234	—	5,234

Financial liabilities:
Deposits	$1,378,937	$—	$1,379,119	$—	$1,379,119
Federal funds purchased and sold under agreements to repurchase	13,028	—	13,028	—	13,028
Subordinated debentures	41,239	—	—	34,196	34,196
Long-term borrowings	110,170	—	120,838	—	120,838
Accrued interest payable	9,273	—	9,273	—	9,273
Interest rate swaps, net	12	—	—	12	12

	Carrying	Fair Value Measurements at December 31, 2011:
	amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$109,225	$109,225	$—	$—	$109,225
Securities available for sale	353,152	—	302,816	50,336	353,152
Securities held to maturity	18,424	—	19,250	—	19,250
Bank stocks	14,565	—	—	n/a	n/a
Loans, net	1,063,479	—	—	1,097,119	1,097,119
Accrued interest receivable	4,997	—	4,997	—	4,997

Financial liabilities:
Deposits	$1,313,786	$—	$1,313,726	$—	$1,313,726
Federal funds purchased and sold under agreements to repurchase	16,617	—	16,617	—	16,617
Subordinated debentures	41,239	—	—	34,034	34,034
Long-term borrowings	110,177	—	120,736	—	120,736
Accrued interest payable	7,772	—	7,772	—	7,772
Interest rate swaps, net	15	—	—	15	15

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

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers’ Bank of the West stock. These three stocks comprise the majority of the balance of bank stocks.

(c) Loans

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

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

(h) Accrued Interest Receivable/Payable

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

(11)        Stock-Based Compensation

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

Other than the stock awards with service and performance based vesting conditions, no other grants have been made under the Incentive Plan.

The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2012 and December 31, 2011, there were 2,280,922 and 1,546,292 shares of unvested stock granted (net of forfeitures), with 5,086,817 and 5,870,918 shares available for grant under the Incentive Plan, respectively.

Of the 2,280,922 unvested shares at June 30, 2012, approximately 1,637,000 shares are expected to vest. Approximately 275,000 shares of performance-based shares granted to executives in 2005 have a performance criterion based on an earnings-per-share goal that must be met by December 31, 2012. Based on an analysis performed in 2008, it was determined that these 275,000 shares would not vest. Should this expectation change, additional compensation expense could be recorded in future periods. At June 30, 2012, there were an additional 950,201 shares of restricted stock outstanding with a performance condition. We expect that 636,035 of these 950,201 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to shares granted to several members of management. The grant dates of these shares range from August 2010 through May 2012. These performance shares are contingent upon the meeting of certain return on asset, and in some cases, net income performance measures, and, in some cases, the termination of our Written Agreement, which was terminated as of May 16, 2012. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, net income performance measures) is determined by where the metric’s actual performance falls within an established range of the performance target. Management expects that the targeted performance goals will be met with respect to these performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2011	1,546,292	$3.02
Awarded	791,434	1.66
Forfeited	(7,333)	1.24
Vested	(49,471)	2.78
Unearned at June 30, 2012	2,280,922	$2.56

The Company recognized $360,000 and $346,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2012 and June 30, 2011, respectively. The total income tax effect recognized on the consolidated balance sheets for share-based compensation arrangements was a $137,000 deferred tax asset created as a result of the expense recognized netted against a $17,000 deferred tax asset write-off resulting from the difference between the grant date value and fair value of vested awards. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was a $120,000 expense for the six months ended June 30, 2012. At June 30, 2012, compensation cost of $1,737,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.1 years. The fair value of awards that vested in the six months ended June 30, 2012 was approximately $93,000.

(12)        Capital Ratios

The following table provides the current capital ratios of the Company and Bank as of the dates presented, along with the regulatory capital requirements:

	Ratio at June 30, 2012	Ratio at December 31, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.50%	16.33%	8.00%	N/A
Guaranty Bank and Trust Company	15.67%	15.59%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.24%	15.06%	4.00%	N/A
Guaranty Bank and Trust Company	14.41%	14.32%	4.00%	6.00%
Leverage Ratio
Consolidated	12.55%	12.12%	4.00%	N/A
Guaranty Bank and Trust Company	11.84%	11.53%	4.00%	5.00%

(13)          Written Agreement

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

In addition, the Written Agreement permitted contractual rollovers and renewals of brokered deposits, but placed restrictions on the Bank in accepting any new brokered deposits. The Written Agreement also provided that written approval must be obtained from the federal regulators prior to appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer and making indemnification and severance payments. Further, the Written Agreement provided that prior written approval must be obtained from the Federal Reserve, and in the case of the Bank, the CDB, prior to paying dividends. Prior written approval must also be obtained from the Federal Reserve before the holding company could incur, increase or guarantee any debt, take any other form of payment representing a reduction in capital from the Bank, or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

As of May 16, 2012, the Federal Reserve and the CDB terminated the Written Agreement. The Federal Reserve continues to require the Company to obtain consent prior to declaring and paying dividends to its stockholders, prior to declaring and paying dividends from the Bank to the holding company, making payments on subordinated debt or trust preferred securities, incurring holding company level debt or purchasing/redeeming its stock.  On June 15, 2012, the Company received written approval from the Federal Reserve Bank of Kansas City to pay all deferred interest and resume the regular payment of interest on the subordinated debentures with the next scheduled payments due in the third quarter 2012.

(14)        Total Comprehensive Income

The following tables present the components of other comprehensive income (loss) and total comprehensive income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$6,192	$1,409	$9,109	$1,923
Other comprehensive income (loss):
Change in net unrealized gains (losses), net	(539)	6,646	400	5,658
Less: Reclassification adjustments for net losses (gains) included in net income	(342)	312	(964)	(402)
Net unrealized holding gains (losses)	(881)	6,958	(564)	5,256
Income tax benefit (expense)	335	(2,645)	214	(1,998)
Other comprehensive income (loss)	(546)	4,313	(350)	3,258
Total comprehensive income	$5,646	$5,722	$8,759	$5,181

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains on securities:
Change in net unrealized gains (losses), net	$(539)	$(205)	$(334)	$6,646	$2,526	$4,120
Less: Reclassification adjustments for net losses (gains) included in net income	(342)	(130)	(212)	312	119	193
Other comprehensive income (loss)	$(881)	$(335)	$(546)	$6,958	$2,645	$4,313

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains on securities:
Change in net unrealized gains, net	$400	$152	$248	$5,658	$2,151	$3,507
Less: Reclassification adjustments for net gains included in net income	(964)	(366)	(598)	(402)	(153)	(249)
Other comprehensive income (loss)	$(564)	$(214)	$(350)	$5,256	$1,998	$3,258

(15)        Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, with a liquidation preference of $1,000 per share, which resulted in additional capital of $57,846,000, net of expenses. The Company paid quarterly dividends in the form of additional shares of Series A Convertible Preferred Stock between November 2009 and September 2011. Due to the conversion price adjustment resulting from nonpayment of dividends, for purposes of the risk-based and leverage capital guidelines of the Board of Governors of the Federal Reserve System, and for purposes of regulatory reporting, the Series A Convertible Preferred Stock was treated as cumulative preferred stock (i.e. a restricted core capital element for Tier 1 capital purposes).

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

(17)        Subsequent Events

On July 31, 2012, the Company consummated the previously announced acquisition of Private Capital Management. Private Capital Management is a local, Denver-based investment advisory firm providing investment advisory services to high net worth individuals. The two principal officers of the company have executed employment agreements with the Company. Due to the timing of the transaction, the Company is still evaluating the accounting for the acquisition, and additional disclosures are not practicable.

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

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates impact our financial condition, results of operations and cash flows.

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change - Favorable (Unfavorable)	2012	2011	Change - Favorable (Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$17,706	$18,663	$(957)	$35,398	$38,006	$(2,608)
Interest expense	2,323	3,916	1,593	4,715	8,549	3,834
Net interest income	15,383	14,747	636	30,683	29,457	1,226
Provision for loan losses	500	1,000	500	1,500	3,000	1,500
Net interest income after provision for loan losses	14,883	13,747	1,136	29,183	26,457	2,726
Noninterest income	2,911	2,336	575	6,010	5,616	394
Noninterest expense	17,516	14,674	(2,842)	31,998	30,150	(1,848)
Income before income taxes	278	1,409	(1,131)	3,195	1,923	(1,272)
Income tax benefit	(5,914)	—	5,914	(5,914)	—	5,914
Net income	$6,192	$1,409	$4,783	$9,109	$1,923	$7,186

Net income (loss) applicable to common stockholders	$6,192	$(109)	$6,301	$9,109	$(1,081)	$10,190

Common Share Data:
Basic income (loss) per common share	$0.06	$(0.00)	$0.06	$0.09	$(0.02)	$0.11
Diluted income (loss) per common share	$0.06	$(0.00)	$0.06	$0.09	$(0.02)	$0.11

Average common shares outstanding	103,914,305	51,919,637	51,994,668	103,903,566	51,809,240	52,094,326
Diluted average common shares outstanding	104,238,960	51,919,637	52,319,323	104,286,318	51,809,240	52,477,078

Average equity to average assets	10.31%	9.24%	11.58%	10.34%	8.92%	15.92%
Return on average equity	14.15%	3.46%	308.96%	10.50%	2.39%	339.33%
Return on average assets	1.46%	0.32%	356.25%	1.09%	0.22%	395.45%

	June 30,	June 30,	Percent
	2012	2011	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	16.50%	16.22%	1.73%
Leverage ratio	12.55%	6.71%	87.03%
Loans, net of unearned discount to deposits	80.51%	81.05%	(0.67)%
Allowance for loan losses to loans, net of unearned discount	2.64%	3.56%	(25.84)%
Allowance for loan losses to nonperforming loans	137.65%	88.67%	55.24%
Classified assets to allowance and Tier 1 capital (1)	33.79%	56.29%	(39.97)%
Noninterest bearing deposits to total deposits	39.61%	31.18%	27.04%
Time deposits to total deposits	13.31%	23.26%	(42.78)%

(1)   Based on Bank only Tier 1 capital

The $4.8 million improvement in net income in the second quarter 2012 compared to the same quarter in 2011 is primarily due to the reversal of the remaining deferred tax asset valuation allowance of $5.7 million, a $0.6 million increase in net interest income, a $0.5 million reduction in provision for loans losses, and a $0.6 million increase in noninterest income, partially offset by a $2.8 million impairment loss on bank facilities scheduled to be closed.

For the first six months of 2012, net income improved by $7.2 million to $9.1 million compared to $1.9 million for the same period last year. The increase in net income for the first six months of 2012 as compared to the same period in 2011 is primarily due to the reversal of the remaining deferred tax asset valuation allowance of $5.7 million, an increase in net interest income of $1.2 million, a decrease in provision for loan losses of $1.5 million, an increase in noninterest income of $0.4 million, and a decrease in noninterest expense, excluding the impairment of long-lived assets, of $0.9 million. These improvements were partially offset by the non-cash impairment of long-lived assets of $2.8 million recognized in June 2012.

The Company had a deferred tax asset valuation allowance of $6.6 million at December 31, 2011. During the second quarter 2012, the remaining deferred tax asset valuation allowance of $5.7 million was reversed based on the Company’s estimate that it is more likely than not that the remaining deferred tax assets will be realized.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Net interest income	$15,383	$15,300	$15,325	$15,112	$14,747
Interest rate spread	3.53%	3.62%	3.54%	3.26%	3.18%
Net interest margin	3.86%	3.93%	3.86%	3.62%	3.56%
Net interest margin, fully tax equivalent	3.95%	4.03%	3.95%	3.69%	3.62%

Second quarter 2012 net interest income increased by $0.1 million to $15.4 million from $15.3 million for first quarter 2012, and increased $0.6 million as compared to $14.7 million for second quarter 2011. Although the net interest income increased in the second quarter 2012, the Company’s net interest margin of 3.86% reflected a decrease of seven basis points as compared to the first quarter 2012, mostly due to an increase in low-yielding overnight funding due to our growth in noninterest bearing deposits. The Company’s net interest margin improved 30 basis points in the second quarter 2012 when compared to the same quarter in the prior year due to favorable improvement in our asset mix. Due to the compounding nature of the deferred interest on the subordinated debt, the payment of deferred interest in the third quarter 2012 is expected to have a favorable impact on interest expense of approximately $0.7 million on an annualized basis.

Net interest income increased by $0.6 million in the second quarter 2012, as compared to the same quarter in 2011, due to declines in interest income and interest expense of $1.0 million and $1.6 million, respectively. The decline in interest income was primarily due to an unfavorable rate variance of $0.8 million and, to a lesser degree, an unfavorable volume variance of $0.2 million. The rate variance was primarily attributable to a decline in the average yields on investments due lower yields on securities, specifically due to reinvestment of maturities and prepayments at lower yields. The volume variance is primarily due to the $60.7 million decrease in average earning assets, consisting of a $47.7 million decrease in average overnight funds, a $6.8 million decrease in average loans and a $6.2 million decrease in average investments. The decline in interest expense was due to favorable volume and rate variances of $0.8 million each. The favorable volume variance was primarily related to a decline in average higher-cost time deposits of $156.1 million and a decline in average borrowings of $53.1 million, resulting from the prepayment of Federal Home Loan Bank term advances in September 2011. The favorable rate variance was due to declines in the average cost of time deposits to 0.62% at June 30, 2012 from 1.56% at June 30, 2011.  The Company believes it is asset sensitive at the end of the second quarter 2012, whereby an increase in rates is expected to have a favorable impact on overall net interest income, especially with greater increases in overall rates (see Tables 4 and 5).

On a linked quarter basis, net interest income increased by $0.1 million in the second quarter 2012 due to a decrease in interest expense of $0.1 million, while interest income remained flat. Although interest income remained flat, new loans were booked in the second quarter 2012 of $93.7 million with a weighted average rate of 4.55%. The decrease in interest expense was primarily due to a decline in average time deposits of $10.1 million, as well as a reduction in the overall cost of deposits. This decline resulted in an average cost of deposits for the second quarter 2012 of 21 basis points as compared to 24 basis points for the first quarter 2012.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Six Months Ended
	June 30, 2012	June 30, 2011
Net interest income	$30,683	$29,457
Interest rate spread	3.57%	3.11%
Net interest margin	3.90%	3.49%
Net interest margin, fully tax equivalent	3.99%	3.55%

For the six month period ended June 30, 2012, net interest income increased by $1.2 million, or 4.2%, as compared to the same period in 2011. This increase is due to a $3.8 million decrease in interest expense, partially offset by a $2.6 million decrease in interest income.

The decrease in interest income is due to a $1.6 million unfavorable volume variance and a $1.0 million unfavorable rate variance for the six month period ended June 30, 2012 as compared to the same period in 2011. The unfavorable volume variance is the result of a $118.8 million decrease in average earning assets, specifically, average overnight fund balances decreased by $50.4 million, average loan balances decreased by $45.4 million and average investment balances decreased $23.0 million for the first six months of 2012 as compared to the same period in 2011. The decrease in interest expense is due to a $2.0 million favorable volume variance and a $1.8 million favorable rate variance. The favorable volume variance is mostly due to the decline in average time deposit balances of $202.9 million and the decline in average borrowing balances of $53.1 million for the first six months of 2012 as compared to the same period in 2011. The favorable rate variance is mostly due to the decline in the average cost of time deposits to 0.65% for the six months ended June 30, 2012 from 1.70% for the same period in 2011 (see Tables 4 and 5).

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,110,035	$14,511	5.26%	$1,116,801	$14,999	5.39%
Investment securities (1)
Taxable	321,029	2,366	2.96%	336,974	2,918	3.47%
Tax-exempt	53,239	618	4.66%	41,685	497	4.79%
Bank Stocks (4)	14,691	153	4.18%	16,540	163	3.93%
Other earning assets	103,783	58	0.22%	151,451	86	0.23%
Total interest-earning assets	1,602,777	17,706	4.44%	1,663,451	18,663	4.50%
Non-earning assets:
Cash and due from banks	8,353			8,399
Other assets	95,732			95,690
Total assets	$1,706,862			$1,767,540

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$272,007	$116	0.17%	$188,381	$75	0.16%
Money market	290,604	268	0.37%	343,681	429	0.50%
Savings	97,120	36	0.15%	86,145	43	0.20%
Time certificates of deposit	187,343	291	0.62%	343,433	1,339	1.56%
Total interest-bearing deposits	847,074	711	0.34%	961,640	1,886	0.79%
Borrowings:
Repurchase agreements	15,225	12	0.31%	17,157	17	0.40%
Federal funds purchased (5)	3	—	0.97%	1	—	0.65%
Subordinated debentures (6)	49,649	773	6.26%	46,702	710	6.10%
Borrowings	110,176	827	3.02%	163,273	1,303	3.20%
Total interest-bearing liabilities	1,022,127	2,323	0.91%	1,188,773	3,916	1.32%
Noninterest bearing liabilities:
Demand deposits	502,209			408,106
Other liabilities	6,581			7,396
Total liabilities	1,530,917			1,604,275
Stockholders’ Equity	175,945			163,265
Total liabilities and stockholders’ equity	$1,706,862			$1,767,540
Net interest income		$15,383			$14,747
Net interest margin			3.86%			3.56%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.95% and 3.62% for the three months ended June 30, 2012 and 2011, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.4 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the second quarter 2012 and 2011 rounded to zero.

(6) Includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

Table 4 (Continued)

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,107,358	$28,993	5.27%	$1,152,810	$30,533	5.34%
Investment securities (1)
Taxable	315,335	4,759	3.03%	347,884	5,983	3.47%
Tax-exempt	53,064	1,235	4.68%	41,460	986	4.80%
Bank Stocks (4)	14,641	311	4.27%	16,691	329	3.97%
Other earning assets	93,446	100	0.21%	143,841	175	0.25%
Total interest-earning assets	1,583,844	35,398	4.49%	1,702,686	38,006	4.50%
Non-earning assets:
Cash and due from banks	8,380			19,782
Other assets	95,474			95,952
Total assets	$1,687,698			$1,818,420

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$276,971	$250	0.18%	$184,957	$148	0.16%
Money market	290,477	544	0.38%	350,005	950	0.55%
Savings	95,864	71	0.15%	83,844	83	0.20%
Time certificates of deposit	192,372	623	0.65%	395,301	3,334	1.70%
Total interest-bearing deposits	855,684	1,488	0.35%	1,014,107	4,515	0.90%
Borrowings:
Repurchase agreements	15,047	24	0.32%	19,610	41	0.42%
Federal funds purchased (5)	2	—	0.90%	24	—	1.13%
Subordinated debentures (6)	49,277	1,549	6.32%	46,342	1,401	6.10%
Borrowings	110,176	1,654	3.02%	163,249	2,592	3.20%
Total interest-bearing liabilities	1,030,186	4,715	0.92%	1,243,332	8,549	1.39%
Noninterest bearing liabilities:
Demand deposits	475,571			404,562
Other liabilities	7,431			8,369
Total liabilities	1,513,188			1,656,263
Stockholders’ Equity	174,510			162,157
Total liabilities and stockholders’ equity	$1,687,698			$1,818,420
Net interest income		$30,683			$29,457
Net interest margin			3.90%			3.49%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.99% and 3.55% for the six months ended June 30, 2012 and 2011, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.8 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the six months ended June 30, 2012 and 2011 rounded to zero.

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

Table 5

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(488)	$(398)	$(90)	$(1,540)	$(347)	$(1,193)
Investment Securities
Taxable	(552)	(419)	(133)	(1,224)	(694)	(530)
Tax-exempt	121	(13)	134	249	(21)	270
Bank Stocks	(10)	10	(20)	(18)	31	(49)
Other earning assets	(28)	(1)	(27)	(75)	(19)	(56)
Total interest income	(957)	(821)	(136)	(2,608)	(1,050)	(1,558)
Interest expense:
Deposits:
Interest-bearing demand	41	6	35	102	21	81
Money market	(161)	(101)	(60)	(406)	(262)	(144)
Savings	(7)	(14)	7	(12)	(28)	16
Time certificates of deposit	(1,048)	(597)	(451)	(2,711)	(1,479)	(1,232)
Repurchase agreements	(5)	(3)	(2)	(17)	(9)	(8)
Subordinated debentures	63	17	46	148	57	91
Borrowings	(476)	(74)	(402)	(938)	(135)	(803)
Total interest expense	(1,593)	(766)	(827)	(3,834)	(1,835)	(1,999)
Net interest income	$636	$(55)	$691	$1,226	$785	$441

Provision for Loan Losses

The provision for loan losses represents a charge against earnings. The provision is the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our allowance methodology and reflects our judgments about the adequacy of the allowance for loan losses. In determining the amount of the provision, we consider certain quantitative and qualitative factors, including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectability and impairment. The amount of expected loss on our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral values, as a percentage of the outstanding loan balance, lessen our exposure to loan loss provision.

In the second quarter 2012, the Company recorded a provision for loan losses of $0.5 million, compared to $1.0 million in the second quarter 2011. The provision for loan losses in the second quarter 2012 consisted of $1.3 million in charge-offs less a $0.7 million decrease related to the change in the specific component of the allowance for loan losses and a $0.1 million decrease to the general component of the allowance for loan losses. The general component of the provision for loan losses is significantly affected by historical charge-offs, the level of classified loans, the overall level of loans and management’s judgment with respect to current economic conditions. On a year-to-date basis in 2012, the Company recorded a provision for loan losses of $1.5 million as compared to $3.0 million for the same period in 2011.

The Company determined that the provision for loan losses made during the second quarter 2012 was sufficient to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of June 30, 2012.

Net charge-offs in the second quarter 2012 were $1.3 million, as compared to $9.0 million for the same quarter in 2011. Net charge-offs for the first six months of 2012 were $6.9 million as compared to $11.2 million for the same period in 2011.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(In thousands)
Noninterest income:
Customer service and other fees	$2,382	$2,271	$2,320	$2,393	$2,386
Gain (loss) on sale of securities	342	622	283	3,018	(312)
Other	187	206	197	118	262
Total noninterest income	$2,911	$3,099	$2,800	$5,529	$2,336

Noninterest income of $2.9 million in the second quarter 2012 reflects a decrease of $0.2 million as compared to the first quarter 2012 due mostly to the $0.3 million decrease in net gains on sale of securities. The decision to sell certain securities in the first and second quarters in 2012 was primarily based on management belief that these securities have significant risk of increasing prepayment speeds and therefore have diminished future earning capacity. As compared to the second quarter 2011, noninterest income increase $0.6 million in the second quarter 2012 mostly due to a net increase in the gain on sales of securities.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Noninterest income:
Customer service and other fees	$4,653	$4,700
Gain on sale of securities	964	402
Other	393	514
Total noninterest income	$6,010	$5,616

For the six month period ended June 30, 2012, noninterest income increased by $0.4 million compared to the same period in 2011. This increase was primarily the result of a $0.6 million increase in net gains on sale of securities, as discussed above.  The impact of our previously announced acquisition of Private Capital Management, a local investment advisory firm, is expected to have a favorable impact in noninterest income, beginning in the third quarter 2012. Our existing trust division has a market value of assets under management of $164.3 million at June 30, 2012.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,614	$6,857	$6,716	$6,408	$6,320
Occupancy expense	1,972	2,019	1,967	1,871	1,792
Furniture and equipment	783	821	846	855	913
Amortization of intangible assets	761	762	1,017	1,018	1,028
Other real estate owned	461	352	240	90	466
Insurance and assessment	881	808	845	1,017	966
Professional fees	856	628	690	1,016	914
FHLB prepayment penalty	—	—	—	2,672	—
Impairment of long-lived assets	2,750	—	—	—	—
Other general and administrative	2,438	2,235	2,528	2,541	2,275
Total noninterest expense	$17,516	$14,482	$14,849	$17,488	$14,674

Noninterest expense increased $2.8 million to $17.5 million in the second quarter 2012 as compared to $14.7 million the same period in 2011, primarily related to the non-cash impairment of $2.8 million on bank facilities due to our decision to close two underperforming branches.  In addition to this impairment, several other noninterest expense categories experienced offsetting variances. Specifically, salary and benefit expense increased $0.3 million and occupancy expense increased $0.2 million. These increases were offset by decreases in furniture and equipment of $0.1 million, intangible amortization expense of $0.3 million and professional fees of $0.1 million.

The $3.0 million increase in noninterest expense in the second quarter 2012 as compared to the first quarter 2012 is primarily due to the impairment of $2.8 million on long-lived assets, as discussed above. Additional variances include increases in other real estate owned expense of $0.1 million, insurance and assessment expense of $0.1 million, professional fess expense of $0.2 million and other general and administrative expense of $0.2 million. These increases in noninterest expense are partially offset by reductions in salaries and benefit expense of $0.2 million and occupancy and furniture expense of $0.1 million.

During 2012, the Company made the decision to close six underperforming branches. Three of these branches closed in June 2012 and one closed in July 2012, with the remaining two branches scheduled to close later in 2012, subject to regulatory approval. The decision to close these branches reflects the Company’s ongoing efforts to improve efficiency through the reduction of occupancy and salary and benefit expenses expected to be realized as the branches close and the related leases expire and the bank-owned buildings are sold.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,471	$12,935
Occupancy expense	3,991	3,675
Furniture and equipment	1,604	1,807
Amortization of intangible assets	1,523	2,056
Other real estate owned	813	1,229
Insurance and assessment	1,689	2,191
Professional fees	1,484	1,822
Impairment of long-lived assets	2,750	—
Other general and administrative	4,673	4,435
Total noninterest expense	$31,998	$30,150

Noninterest expense for the six months ended June 30, 2012 increased by $1.8 million to $32.0 million as compared to $30.2 million in the same period in 2011 primarily due to the $2.8 million impairment on long-lived assets, as discussed above. Other increases in noninterest expense include salary and benefits of $0.5 million primarily due to annual salary increases; occupancy expense of $0.3 million mostly due to charges associated with branch closures in June 2012; and general and administrative expense of $0.2 million mostly related to advertising and business development expense. Partially offsetting these increases include decreases in intangible amortization of $0.5 million; write-downs and net operating costs related to other real estate owned of $0.4 million; insurance and assessments of $0.5 million related to lower FDIC and other insurance premiums; and lower professional fees of $0.3 million.

Favorable reductions in insurance and assessments expense are expected to begin in the third quarter 2012 due to lower FDIC premiums. On an annualized basis, this change could result in a savings of approximately $0.7 million, assuming no changes in assessment base or rates.

Income Taxes

Excluding the reversal of the remaining deferred tax asset valuation allowance of $6.0 million, the Company recorded a tax expense for the first six months of 2012 of $0.7 million compared to no tax benefit or expense for the same period in 2011.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. In 2010, based on the significant negative evidence represented by cumulative losses, partially offset by various tax planning strategies, the Company recorded a partial valuation allowance for deferred tax assets in the amount of $8.5 million, which was reduced to $6.6 million as of December 31, 2011 and $5.7 million as of March 31, 2012. Based upon the updated quarterly analysis, this partial valuation allowance was fully reversed as of June 30, 2012.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(In thousands)
Cash and cash equivalents	$107,133	$105,273	$109,225	$93,226	$134,896
Time deposits with banks	35,000	—	—	—	—
Total investments	398,151	401,357	386,141	314,420	408,806
Total loans	1,110,161	1,109,897	1,098,140	1,088,358	1,091,132
Total assets	1,750,539	1,716,444	1,689,668	1,692,368	1,747,060
Earning assets	1,642,669	1,608,029	1,584,746	1,502,068	1,639,995
Deposits	1,378,937	1,338,928	1,313,786	1,330,661	1,346,183

At June 30, 2012, the Company had total assets of $1.8 billion, which represented a $60.9 million increase as compared to December 31, 2011 and a $3.5 million increase as compared to June 30, 2011. The increase in assets from December 31, 2011 is mostly due to a $35.0 million increase in time deposits with banks, a $12.0 million increase in loans, net of unearned discount, and a $12.0 million increase in investments. The $35.0 million increase in time deposits with banks is due to an increase in excess liquidity due to our deposit growth. The $12.0 million increase in total loans, net of unearned discount, as compared to December 31, 2011 was primarily related to increases in real estate loans of $18.4 million, partially offset by a decline in commercial loans of $6.5 million. The increase in investments of $12.0 million from December 31, 2011 to June 30, 2012 is due to management’s strategy to reduce low yielding overnight funding and invest in higher yielding securities.

As compared to June 30, 2011, total assets increased $3.5 million primarily due variances in several categories as follows: a $19.0 million increase in loans, net of unearned discount; a $35.0 million increase in time deposits from banks; a $6.1 million increase in deferred tax assets; a $10.7 million decline in investments; a $27.7 million decline in cash and cash equivalents; a $8.6 million decline in premises and equipment; and a $9.5 million decline in the allowance for loan losses. In addition, loans held for sale declined $14.2 million due to a transfer to OREO, while OREO only increased by $3.7 million.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(In thousands)
Real estate - Residential and Commercial	$746,965	$756,409	$731,107	$695,027	$675,283
Real estate - Construction	46,413	47,468	44,087	50,614	45,421
Equity lines of credit	44,830	44,745	44,601	47,040	48,129
Commercial	216,974	208,995	223,479	237,454	258,990
Agricultural	10,712	10,417	11,527	11,810	14,193
Consumer	20,146	20,461	22,937	24,523	25,912
Leases receivable and other	25,906	23,199	22,229	23,607	24,748
Total gross loans	1,111,946	1,111,694	1,099,967	1,090,075	1,092,676
Less: allowance for loan losses	(29,307)	(30,075)	(34,661)	(35,852)	(38,855)
Unearned discount	(1,785)	(1,797)	(1,827)	(1,717)	(1,544)
Loans, net of unearned discount	$1,080,854	$1,079,822	$1,063,479	$1,052,506	$1,052,277

Loans held for sale at lower of cost or market	$—	$—	$—	$14,200	$14,200

There were $838.2 million of real estate loans at June 30, 2012 compared to $819.8 million at December 31, 2011 and $768.8 million at June 30, 2011. The growth in real estate loans in the first six months of  2012 consists primarily of multi-tenant retail and commercial office buildings that are substantially fully leased. At June 30, 2012, the residential and commercial real estate portfolio included 9.9% residential properties, 6.9% multi-family properties and 20.5% owner-occupied commercial real estate. At December 31, 2011, the residential and commercial real estate portfolio included 6.5% residential properties, 6.6% multi-family properties and 27.0% owner-occupied commercial real estate. Commercial loans declined during the second quarter 2012 from the prior linked quarter primarily due to anticipated paydowns on the energy loan portfolio.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital. For our Bank, the total reported loans for construction, land development and land represented 47% of capital at June 30, 2012, as compared to 52% at December 31, 2011 and 73% at June 30, 2011. For our Bank, the total reported commercial real estate loans (excluding loans held for sale) represented 267% of capital at June 30, 2012, as compared to 254% at December 31, 2011, and 259% at June 30, 2011. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, not the underlying collateral.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado. At June 30, 2012, the Company did not have any significant concentrations in any particular industry.

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

The following table summarizes the loans for which the accrual of interest has been discontinued (including loans held for sale, except where noted) loans with payments more than 90 days past due and still accruing interest and other real estate owned. For reporting purposes, other real estate owned consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 12

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(Dollars in thousands)

Nonaccrual loans and leases	$21,291	$29,648	$26,801	$45,790	$56,342
Other impaired loans	—	1,301	6	583	1,675
Total nonperforming loans	$21,291	$30,949	$26,807	$46,373	$58,017
Other real estate owned and foreclosed assets	24,640	28,072	29,027	22,008	28,362
Total nonperforming assets	$45,931	$59,021	$55,834	$68,381	$86,379

Nonperforming loans	$21,291	$30,949	$26,807	$46,373	$58,017
Allocated allowance for loan losses	(1,859)	(2,572)	(3,490)	(4,483)	(4,177)
Net investment in impaired loans	$19,432	$28,377	$23,317	$41,890	$53,840
Accruing loans past due 90 days or more	$—	$1,301	$6	$583	$1,675
Loans past due 30-89 days	$18,448	$10,798	$10,805	$9,358	$4,750
Loans charged-off	$2,062	$6,371	$2,603	$4,135	$9,997
Recoveries	(794)	(785)	(412)	(132)	(973)
Net charge-offs	$1,268	$5,586	$2,191	$4,003	$9,024
Provision for loan losses	$500	$1,000	$1,000	$1,000	$1,000
Allowance for loan losses	$29,307	$30,075	$34,661	$35,852	$38,855

Allowance for loan losses to loans, held for investment	2.64%	2.71%	3.16%	3.29%	3.56%
Allowance for loan losses to nonaccrual loans, excluding loans held for sale	137.65%	101.44%	129.33%	113.49%	92.20%
Allowance for loan losses to nonperforming assets, excluding loans held for sale	63.81%	50.96%	62.08%	66.17%	53.83%
Allowance for loan losses to nonperforming loans, held for investment	137.65%	97.17%	129.30%	111.43%	88.67%
Annualized net charge-offs to average loans	0.46%	2.03%	0.80%	1.44%	3.24%
Nonperforming assets to total assets	2.62%	3.44%	3.31%	4.05%	4.95%
Nonperforming loans to loans, net of unearned discount	1.92%	2.79%	2.45%	4.21%	5.25%
Loans 30-89 days past due to loans, net of unearned discount	1.66%	0.97%	0.98%	0.85%	0.43%

During the second quarter 2012, nonaccrual loans decreased $8.4 million from March 31, 2012 primarily due to the payoff of  a single energy loan of $4.8 million. In addition, nonaccrual loans declined $5.5 million from December 31, 2011 and $35.1 million from June 30, 2011 due to the Company’s continued efforts to improvement overall credit quality.

The Company has an internal risk rating system of classifying loans as pass, watch, special mention, substandard, doubtful and loss. These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal

Reserve System. In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans. The amount of accruing loans that the Company has internally considered to be adversely classified was $30.5 million at June 30, 2012, as compared to $25.9 million at December 31, 2011 and $39.5 million at June 30, 2011.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by $27.9 million, or 27.7%, to $72.9 million as compared to $100.8 million at December 31, 2011 and decreased $40.7 million, or 35.8%,  as compared to $113.6 million at June 30, 2011. Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the second quarter 2012 were $1.3 million as compared to $5.6 million in the first quarter 2012 and $9.0 million in the second quarter 2011.

At June 30, 2012, our classified assets as a percentage of capital and allowance for loan losses improved to 33.8% as compared to 35.6% at March 31, 2012 and 36.6% at December 31, 2011.

The increase in past due, accruing loans of $8.4 million is primarily related to two loans. The larger loan was brought current in July 2012 and the other is in the process of renewal.

Other real estate owned was $24.6 million at June 30, 2012 compared to $28.1 million at March 31, 2012 and $28.4 million at June 30, 2011. The balance of other real estate owned at June 30, 2012 was comprised of 31 separate properties, of which $4.5 million were land and $20.2 million were commercial real estate, including multi-family units. The balance at June 30, 2011 was comprised of approximately 37 separate properties, of which $9.7 million were land; $18.5 million were commercial real estate; and $0.2 million were residential real estate.

As of June 30, 2012 and December 31, 2011, no additional funds were committed to be advanced in connection with non-performing loans.

As of June 30, 2012, we had $14.8 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $0.6 million. As of December 31, 2011, we had $11.7 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.5 million. The troubled debt restructurings are included in impaired loans above. The Company has $0.1 million committed in additional funds to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 2.64% at June 30, 2012, as compared to 3.16% at December 31, 2011 and 3.56% at June 30, 2011.

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

The provision for loan losses recorded in 2012 was required in order for the Company to maintain the allowance for loan losses at a level necessary to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2012. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $1.9 million, or 6.3%, of the $29.3 million allowance for loan losses at June 30, 2012, relates to loans with specific allowance allocations. This compares to a specific reserve of $3.5 million, or 10.1%, of the total allowance for loan losses at December 31, 2011.

The general component of the allowance for loan losses as a percent of loans that are not impaired, net of unearned discount, was 2.47% at June 30, 2012, as compared to 2.55%  at March 31, 2012 and 2.91% at December 31, 2011. The decrease in the general component of the allowance is generally due to the rolloff of higher charge-off levels in prior quarters.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Balance, beginning of period	$34,661	$47,069
Loan charge-offs:
Real estate - Residential and Commercial	2,524	9,266
Real estate - Construction	122	2,679
Commercial	5,331	574
Consumer	55	73
Other	401	255
Total loan charge-offs	8,433	12,847
Recoveries:
Real estate - Residential and Commercial	359	1,017
Real estate - Construction	1,158	501
Commercial	17	79
Consumer	25	29
Other	20	7
Total loan recoveries	1,579	1,633
Net loan charge-offs	6,854	11,214
Provision for loan losses	1,500	3,000
Balance, end of period	$29,307	$38,855

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

The carrying value of our portfolio of investment securities at June 30, 2012 and December 31, 2011 was as follows:

Table 14

	June 30,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$52,821	$52,890	$(69)	(0.1)%
Mortgage-backed securities — agency/residential	262,992	265,030	(2,038)	(0.8)%
Mortgage-backed securities — private/residential	714	752	(38)	(5.1)%
Marketable equity	1,519	1,519	—	0.0%
Other securities	43,993	32,961	11,032	33.5%
Total securities available for sale	$362,039	$353,152	$8,887	2.5%

Securities held to maturity:
Mortgage-backed securities — agency/residential	$21,687	$18,424	$3,263	17.7%

The Company does not own any collateralized debt obligations (CDOs) or securities backed by sub-prime mortgage loans.

At June 30, 2012, there was one private-label mortgage-backed security with a carrying value of approximately $0.7 million. The private-label mortgage-backed security is a senior tranche and was AAA rated by Standard and Poor’s as of June 30, 2012. All other mortgage-backed securities are sponsored by either U.S. government agencies or government-sponsored entities.

The carrying value of our available for sale investment securities at June 30, 2012 was $362.0 million, compared to the December 31, 2011 carrying value of $353.2 million. Year-to-date purchase activity in our investment portfolio has been a combination of U.S. Government Sponsored Agency Mortgage-Backed Securities, CMOs, Trust Preferred Securities and Corporate Bonds.. In addition, we sold certain securities in anticipation of an expected increase in prepayment speeds and the resulting diminished future earning capacity.

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

Fair values for U.S. Treasury securities, U.S. government agencies and government-sponsored entities and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Independent bond ratings were also used to compute the fair value of mortgage-backed securities — private/residential.

Three municipal bonds were priced using significant unobservable inputs as of June 30, 2012. The first revenue bond has a par value of $36.5 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. At June 30, 2012, this hospital bond had an unrealized loss of approximately $0.9 million, all of which was determined to be related to temporary changes in interest rates. The second revenue bond had a par value of approximately $12.0 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond had an unrealized gain of approximately $0.1 million based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments. The third municipal bond had a par value of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million recorded in 2010. The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor. During 2010, the bond defaulted for non-payment of monthly interest payments. Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor who abandoned the project, it was determined that the $3.5 million other-than-temporary-impairment recorded in 2010 has not changed as of June 30, 2012.

At June 30, 2012, there were 21 individual securities in an unrealized loss position (excluding the bond with the previously recorded other-than-temporary-impairment). Of the 21 securities in an unrealized loss position at June 30, 2012, three individual securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 18 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At June 30, 2012, the Company did not intend to sell any of the 21 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At June 30, 2012 and December 31, 2011, we held $14.6 million and $14.4 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in the above table (Table 14). Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. Management reviews the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	June 30, 2012		At December 31, 2011
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$546,229	39.61%	$450,451	34.29%
Interest-bearing demand and NOW	270,940	19.65%	289,987	22.07%
Money market	280,767	20.36%	277,997	21.16%
Savings	97,497	7.07%	91,260	6.95%
Time	183,504	13.31%	204,091	15.53%

Total deposits	$1,378,937	100.00%	$1,313,786	100.00%

Deposits, other than time deposits, increased by $85.7 million at June 30, 2012, as compared to December 31, 2011 and increased by $162.4 million as compared to June 30, 2011. The increases in non-maturity deposits were primarily attributable to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percent of total deposits increased to approximately 39.6% at June 30, 2012, as compared to 34.3% at December 31, 2011. Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposits continue to decrease primarily as a result of management’s efforts to reduce the overall level of higher cost time deposits, including brokered and internet deposits. Total brokered deposits at June 30, 2012 were $0.1 million as compared to $10.2 million at December 31, 2011 and $80.2 million at June 30, 2011. Brokered deposits represent less than 0.1% of total time deposits at June 30, 2012 as compared to 5.0% at December 31, 2011 and 25.6% at June 30, 2011. In addition to the $80.1 million decline in brokered deposits over the past twelve months, we also experienced a $6.4 million decline in internet time deposits over the same time period. The remaining decline in time deposits is primarily related to the non-renewal of other higher cost certificates of deposits. Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Borrowings and Subordinated Debentures

At June 30, 2012, our outstanding borrowings were $110.2 million as compared to $110.2 million at December 31, 2011. These balances are solely related to term note borrowings at FHLB. The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at June 30, 2012 and December 31, 2011 was $305.0 million and $217.4 million, respectively.

The borrowings at June 30, 2012 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 16 to 67 months. The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at June 30, 2012. Of the remaining $110.2 million FHLB term advances at June 30, 2012, $110.0 million have Bermudan conversion options to a variable rate. If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. Three notes totaling $90 million have potential conversions in 2012; a $40 million note with a rate of 3.17%, a $30 million note with a rate of 2.95%, a $20 million note with a rate of 2.52%. The remaining convertible note of $20 million becomes convertible January 23, 2013 and bears an interest rate of 3.04%. The notes can only be prepaid without penalty at or after conversion. The Bank had a line of credit with the FHLB at June 30, 2012, but there was no balance outstanding on this line of credit as of this date or as of December 31, 2011. The interest rate on the line of credit varies with the federal funds rate, and was 0.31% at June 30, 2012. Under an advance, pledge, and security agreement with the FHLB, the Bank and has additional borrowing capacity of approximately $194.8 million at June 30, 2012.

At June 30, 2012, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.99%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a non-prohibitive penalty, semi-annually. The CenBank Trust II issuance of $5.2 million has a fixed rate of 10.2% and became callable semi-annually starting on February 22, 2011, and continues to be callable, with a non-prohibitive penalty, semi-annually. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter. At this time the Company is required to obtain consent from the Federal Reserve Bank, prior to calling any trust preferred issuance. We expect this restriction to be removed during the third quarter 2012.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the first six months of 2012. Such a deferral is not an event of default and the interest continues to accrue. On June 15, 2012, the Company received approval from the Federal Reserve Bank to pay all previously deferred interest and begin regularly scheduled payments of interest in the third quarter 2012.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and had issued all of our trust preferred securities prior to May 19, 2010, our trust preferred securities continues to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

Under the recent joint rule proposals from the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation to revise the regulatory capital rules, all trust preferred securities will be phased out from Tier 1 capital. We will continue to monitor the implementation of these proposed regulations.

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

For regulatory purposes, the Company maintains capital above the minimum core standards. The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2012, the Bank’s capital ratios are significantly above the regulatory capital threshold of “well-capitalized”.

The following table provides the current capital ratios of the Company and Bank as of the dates presented, along with the regulatory capital requirements:

Table 16

	Ratio at June 30, 2012	Ratio at December 31, 2011	Ratio at June 30, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.50%	16.33%	16.22%	8.00%	N/A
Guaranty Bank and Trust Company	15.67%	15.59%	15.39%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.24%	15.06%	9.00%	4.00%	N/A
Guaranty Bank and Trust Company	14.41%	14.32%	14.12%	4.00%	6.00%
Leverage Ratio
Consolidated	12.55%	12.12%	6.71%	4.00%	N/A
Guaranty Bank and Trust Company	11.84%	11.53%	10.53%	4.00%	5.00%

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A

Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the Transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77.9 million (carrying value of $76.6 million), were converted into approximately 51.9 million shares of the Company’s common stock, including approximately 12.7 million shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15.2 million. As a result of this accelerated conversion of all shares of the Company’s preferred stock, the 9% dividend on such shares was eliminated and the Company’s consolidated Tier 1 capital ratios improved significantly.

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

Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. In addition, the Company is required to obtain consent from the Federal Reserve prior to paying dividends.

Under the terms of each of our four trust preferred financings, including our related subordinated debentures, which occurred on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. On June 15, 2012, the Company received approval from the Federal Reserve to pay all deferred interest and begin regularly scheduled payments of interest in the third quarter 2012. The Company is required to obtain consent from the Federal Reserve prior to making payments of principal on our subordinated debentures or trust preferred securities. We expect this restriction to be removed during the third quarter 2012.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including general business conditions, our financial results, our future prospects, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	June 30, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Variable	$269,780	$222,298
Fixed	54,376	40,605
Total commitments to extend credit	$324,156	$262,903

Standby letters of credit	$12,815	$10,836

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets. At June 30, 2012, the Company had $107.1 million of cash and cash equivalents, including $99.4 million of interest-bearing deposits at banks (most of which was held at the Federal Reserve Bank of Kansas City) and $35.0 million in short-term time deposits due from banks that could be used for the Bank’s immediate liquidity needs. Further, the Company had $14.1 million of excess pledging related to customer accounts that require collateral at June 30, 2012 and $178.0 million of securities that are available for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At June 30, 2012, the Bank had approximately $194.8 million of availability on its FHLB line, $55.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $4.2 million of availability with the Federal Reserve discount window.

At June 30, 2012, the Bank has $0.1 million of brokered deposits remaining that will mature in February 2013. The Bank continues to evaluate new brokered deposits as a source of low-cost funding.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. However, the Company is required to obtain consent from the Federal Reserve prior to the Bank paying dividends or making other distributions to the holding company.  The Company is also required to obtain consent from the Federal Reserve prior to paying dividends or making other distributions to its stockholders. Accordingly, our ability to pay dividends to our stockholders will be restricted until this requirement is lifted. Under the terms of our trust preferred financings, we may defer payment of interest on the subordinated debentures and related trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures.  On June 15, 2012, the Company received approval from the Federal Reserve Bank to pay all deferred interest and begin regularly scheduled payments of interest in the third quarter 2012. The Company is required to obtain approval from the Federal Reserve prior to making payments of principal on our subordinated debentures or trust preferred securities. We expect this restriction to be removed during the third quarter 2012.

As of June 30, 2012, the holding company had approximately $17.0 million of cash on hand. The impact of making the deferred interest on the subordinated debit current will reduce this cash balance by approximately $8.1 million during the third quarter 2012. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2014.

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

The following table shows the net interest income increase or decrease over the next twelve months as of June 30, 2012 and 2011:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	June 30, 2012	June 30, 2011
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$8,549	$3,373
200	5,735	1,377
100	3,138	228
Static	—	—
(100)	(3,655)	(1,016)
(200)	(3,710)	(1,917)
(300)	(3,297)	(2,219)

Overall, the Company believes it is asset sensitive. At June 30, 2012, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment. This is due to the amount of overnight funding and variable rate loans on the books. Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate. As rates rise, the loan rate may continue to be at the minimum rate. At June 30, 2012, variable rate loans with loan rates more than 100 basis points below the floor are $183.2 million and represent 43.3% of all variable rate loans. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 or 300 basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at June 30, 2012, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         None.

(b)         None.

(c)     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the second quarter 2012. These purchases relate to the net settlement by employees related to vested, restricted stock awards. The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	1,271	1.96
June 1 to June 30	—	—
	1,271	$1.96

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information

(a)   On July 31, 2012, the Company completed the previously announced asset acquisition of privately held Private Capital Management, Inc., a local investment advisory firm providing services to high net worth individuals.  Private Capital Management (PCM) is now a division of Guaranty Bank and Trust Company’s Wealth Management Group. Mr. Tom Meade will continue to serve as President of the PCM division and there are no changes to PCM’s proprietary quantitative investment process, financial planning or investment advisory services.  PCM’s office, which is a trust office of Guaranty Bank and Trust Company, remains in Denver’s Cherry Creek neighborhood and all of its employees have been retained.

(b)   As previously disclosed, pursuant to certain commitments made to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) by Castle Creek Financial LLC and its affiliates, including Castle Creek Capital Partners IV, LP, John M. Eggemeyer, a director of the Company, may only serve as a director through July 30, 2012. Castle Creek and Mr. Eggemeyer continue to be in the process of seeking approval from the Federal Reserve for Mr. Eggemeyer to serve as a director of the Company for a full term. Since that process is still ongoing, the Federal Reserve has granted a 90 day extension for Mr. Eggemeyer to continue to serve as a director of the Company.

ITEM 6.  Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.1†	Director Compensation and Director Stock Ownership Guidelines.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File*
101.SCH	XBRL Interactive Data File*
101.CAL	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

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

Date: July 31, 2012	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary