Form 10-Q
period 2012-09-30
Guaranty Bancorp
filed 2012-10-29
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, there were 101,161,654 shares of the registrant’s voting common stock outstanding, including 2,314,589 shares of unvested stock awards, and excluding 5,095,000 shares of the registrant’s non-voting common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$127,823	$109,225
Time deposits with banks	40,000	—
Securities available for sale, at fair value	395,632	353,152
Securities held to maturity (fair value of $27,504 and $19,250 at September 30, 2012 and December 31, 2011)	26,286	18,424
Bank stocks, at cost	14,468	14,565
Total investments	436,386	386,141

Loans, net of unearned discount	1,118,968	1,098,140
Less allowance for loan losses	(28,597)	(34,661)
Net loans	1,090,371	1,063,479

Premises and equipment, net	47,083	53,851
Other real estate owned and foreclosed assets, net	23,532	29,027
Other intangible assets	10,161	9,963
Securities sold, not yet settled	15,628	—
Other assets	43,994	37,982
Total assets	$1,834,978	$1,689,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$514,912	$450,451
Interest-bearing demand and money market accounts	577,408	567,984
Savings	99,654	91,260
Time	203,122	204,091
Total deposits	1,395,096	1,313,786
Securities sold under agreements to repurchase and federal funds purchased	83,734	16,617
Borrowings	110,166	110,177
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	12,311	20,800
Interest payable and other liabilities	7,359	16,038
Total liabilities	1,649,905	1,518,657

Stockholders’ equity:
Common stock (1)	120	119
Additional paid-in capital - common stock	705,118	704,579
Accumulated deficit	(421,077)	(433,016)
Accumulated other comprehensive income	3,277	1,683
Treasury stock, at cost, 10,951,587 and 10,945,517 shares, respectively	(102,365)	(102,354)
Total stockholders’ equity	185,073	171,011
Total liabilities and stockholders’ equity	$1,834,978	$1,689,668

(1)     Common stock—$0.001 par value; 150,000,000 shares authorized; 119,835,490 shares issued and 106,256,654 shares outstanding at September 30, 2012 (includes 2,314,589 shares of unvested restricted stock); 118,999,056 shares issued and 105,436,623 shares outstanding at December 31, 2011 (includes 1,546,292 shares of unvested restricted stock).

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,030	$14,900	$43,023	$45,433
Investment securities:
Taxable	1,860	2,853	6,619	8,836
Tax-exempt	632	498	1,867	1,484
Dividends	164	166	475	495
Federal funds sold and other	105	86	205	261
Total interest income	16,791	18,503	52,189	56,509
Interest expense:
Deposits	697	1,353	2,185	5,868
Securities sold under agreement to repurchase and federal funds purchased	21	19	45	60
Borrowings	837	1,299	2,491	3,891
Subordinated debentures	725	720	2,274	2,121
Total interest expense	2,280	3,391	6,995	11,940
Net interest income	14,511	15,112	45,194	44,569
Provision for loan losses	—	1,000	1,500	4,000
Net interest income, after provision for loan losses	14,511	14,112	43,694	40,569
Noninterest income:
Customer service and other fees	2,616	2,393	7,269	7,093
Gain on sale of securities	746	3,018	1,710	3,420
Gain on sale of SBA loans	203	—	203	—
Other	250	118	643	632
Total noninterest income	3,815	5,529	9,825	11,145
Noninterest expense:
Salaries and employee benefits	6,466	6,408	19,937	19,343
Occupancy expense	1,712	1,871	5,703	5,546
Furniture and equipment	779	855	2,383	2,662
Amortization of intangible assets	803	1,018	2,326	3,074
Other real estate owned, net	348	90	1,161	1,319
Insurance and assessments	771	1,017	2,460	3,208
Professional fees	1,062	1,016	2,546	2,838
Prepayment penalty on long term debt	—	2,672	—	2,672
Impairment of long-lived assets	—	—	2,750	—
Other general and administrative	2,253	2,541	6,926	6,976
Total noninterest expense	14,194	17,488	46,192	47,638
Income before income taxes	4,132	2,153	7,327	4,076
Income tax expense (benefit)	1,302	—	(4,612)	—
Net income	$2,830	$2,153	$11,939	$4,076

Other comprehensive income net of tax:
Unrealized gains on securities:
Change in net unrealized gains	$2,406	$3,338	$2,654	$6,845
Less: Reclassification adjustments for net losses included in net income	(462)	(1,871)	(1,060)	(2,120)
Other comprehensive income	1,944	1,467	1,594	4,725
Total comprehensive income	$4,774	$3,620	$13,533	$8,801

Net income (loss) applicable to common stockholders	$2,830	$(14,649)	$11,939	$(15,730)

Earnings (loss) per common share—basic:	$0.02	$(0.28)	$0.11	$(0.30)
Earnings (loss) per common share—diluted:	0.02	(0.28)	0.11	(0.30)

Weighted average common shares outstanding-basic	103,939,835	51,828,165	103,915,744	51,815,618
Weighted average common shares outstanding-diluted	104,366,717	51,828,165	104,384,657	51,815,618

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, December 31, 2010	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Comprehensive income:
Net income	—	—	—	—	—	—	4,076	—	4,076
Other comprehensive income	—	—	—	—	—	—	—	4,725	4,725
Total comprehensive income									8,801
Stock compensation awards, net of forfeitures	—	—	70,110	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	457	—	—	—	—	457
Repurchase of common stock	—	—	(44,931)	—	—	(63)	—	—	(63)
Preferred share dividends	11,828	19,778	—	—	—	—	(19,806)	—	(28)
Conversion of preferred stock	(77,853)	(84,596)	51,902,007	84,596	—	—	—	—	—
Balance, September 30, 2011	—	$—	105,457,136	$704,562	$237	$(102,562)	$(435,292)	$2,505	$169,450

Balance, December 31, 2011	—	$—	105,436,623	$704,698	$—	$(102,354)	$(433,016)	$1,683	$171,011
Comprehensive income:
Net income	—	—	—	—	—	—	11,939	—	11,939
Other comprehensive income	—	—	—	—	—	—	—	1,594	1,594
Total comprehensive income									13,533
Stock compensation awards, net of forfeitures	—	—	826,101	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	540	—	—	—	—	540
Repurchase of common stock	—	—	(6,070)	—	—	(11)	—	—	(11)
Balance, September 30, 2012	—	$—	106,256,654	$705,238	$—	$(102,365)	$(421,077)	$3,277	$185,073

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$11,939	$4,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,541	5,263
Provision for loan losses	1,500	4,000
Impairment of long-lived assets	2,750	—
Stock compensation, net	540	457
Gain on sale of securities	(1,710)	(3,420)
Gain on sale of SBA loans	(203)	—
Gain on sale of other assets	(57)	—
Proceeds from the sale of SBA loans originated for sale	2,024	—
Loss, net and valuation adjustments on real estate owned	1,220	1,259
Other	(503)	(463)
Net change in:
Other assets	(6,155)	(2,340)
Interest payable and other liabilities	(9,825)	1,349
Net cash from operating activities	6,061	10,181
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	131,773	178,027
Purchases	(194,393)	(138,072)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	3,648	4,729
Purchases	(10,460)	(5,378)
Loan (originations) and principal collections, net	(33,460)	82,507
Purchase of time deposits with banks	(40,000)	—
Proceeds from sale of loans transferred to held for sale	—	2,512
Cash outlays related to acquisitions	(1,368)	—
Proceeds from sale of other assets	1,225	—
Proceeds from sale of other real estate owned and foreclosed assets	7,370	15,995
Proceeds from sale of SBA loans transferred to held for sale	211	—
Additions to premises and equipment	(414)	(180)
Net cash from investing activities	(135,868)	140,140
Cash flows from financing activities:
Net change in deposits	81,310	(131,690)
Repayment of borrowings	(11)	(53,058)
Net change in repurchase agreements and federal funds purchased	67,117	(13,721)
Repurchase of common stock	(11)	(63)
Cash dividends on preferred stock	—	(28)
Net cash from financing activities	148,405	(198,560)
Net change in cash and cash equivalents	18,598	(48,239)
Cash and cash equivalents, beginning of period	109,225	141,465
Cash and cash equivalents, end of period	$127,823	$93,226

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                  Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

Our principal business is to serve as a holding company for our subsidiaries. As of September 30, 2012, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

Reference to “Bank” means Guaranty Bank, and references to “we” or “Company” means Guaranty Bancorp on a consolidated basis with the Bank, if applicable. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides wealth management services, including private banking, investment management and trust services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate, including land or improved land. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. Our customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. Our methodology for estimating our allowance is consistent across all portfolio segments and classes of loans.

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

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two to three years. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate, Commercial & Industrial and Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The actual loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of substandard and watch loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors and management’s evaluation of the impact of local and national economic conditions on each of our loan types.

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

Customer relationship intangible assets are recognized at the time of acquisition based upon management’s estimate of fair value. In preparing such valuations, variables such as growth in existing customer base, attrition rates and market discount rates are considered. The customer relationship asset is amortized to expense over its useful life, which we have estimated at 10 years. Our customer relationship intangible asset was recognized as a result of the acquisition of Private Capital Management in the third quarter 2012.

(h)                            Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, and finite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell.

Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale.

(i)                        Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of September 30, 2012, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2014. At the end of September 30, 2012, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 589,000 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At September 30, 2012 and December 31, 2011, the Company had a net deferred tax asset of $16,815,000 and $12,050,000, respectively, which includes the net unrealized gain on securities. At December 31, 2011, the net deferred tax asset was net of a $6,603,000 valuation allowance. At September 30, 2012, after analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. There is no valuation allowance as of September 30, 2012.

At September 30, 2012 and December 31, 2011, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 through 2006. At September 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2012 and December 31, 2011, the Company did not have any amounts accrued for interest and/or penalties.

(l)                        Earnings (Loss) per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service or performance condition for the three and nine months ended September 30, 2012 and 2011. The earnings (loss) per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average common shares outstanding	103,939,835	51,828,165	103,915,744	51,815,618
Effect of dilutive unvested stock grants(1)	426,882	—	468,913	—
Average shares outstanding for calculated diluted earnings per common share	104,366,717	51,828,165	104,384,657	51,815,618

(1) The impact of unvested stock grants of 2,314,589 shares at September 30, 2012 had a dilutive impact of 426,882 and 468,913 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2012, respectively. The impact of unvested stock grants of 1,668,959 shares at September 30, 2011 was anti-dilutive for the three and nine months ending September 30, 2011 due to the net loss applicable to common stockholders for such periods.

(m)             Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity. The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update became effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income is disclosed.

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

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows at the dates presented:

	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
	September 30, 2012
Securities available for sale:
State and municipal	$53,530	$442	$(292)	$53,380
Mortgage-backed - agency / residential	287,261	6,448	(562)	281,375
Mortgage-backed - private / residential	723	—	(9)	732
Marketable equity	1,519	—	—	1,519
Trust preferred	31,634	195	(1,182)	32,621
Corporate and other	20,965	307	(60)	20,718
Total securities available for sale	$395,632	$7,392	$(2,105)	$390,345

	December 31, 2011
Securities available for sale:
State and municipal	$52,890	$369	$(953)	$53,474
Mortgage-backed - agency / residential	265,030	5,337	(168)	259,861
Mortgage-backed - private / residential	752	—	(34)	786
Marketable equity	1,519	—	—	1,519
Trust preferred	32,961	25	(1,861)	34,797
Total securities available for sale	$353,152	$5,731	$(3,016)	$350,437

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
September 30, 2012
State and municipal	$6,147	$64	$(15)	$6,196
Mortgage-backed securities — agency/residential	20,139	1,169	—	21,308
Total securities held to maturity	$26,286	$1,233	$(15)	$27,504

December 31, 2011
Mortgage-backed securities — agency/residential	$18,424	$826	$—	$19,250

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds	$32,364	$31,771	$62,994	$144,823
Gross gains	746	3,018	1,777	3,912
Gross losses	—	—	(67)	(492)
Net tax expense related to gains (losses) on sale	284	1,147	650	1,300

The amortized cost and estimated fair value of available for sale securities by contractual maturity at September 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$1,800	$1,805
Due after one year through five years	20,516	21,016
Due after five years through ten years	15,238	15,422
Due after ten years	69,165	67,886
Total AFS, excluding MBS and marketable equity securities	106,719	106,129
Mortgage-backed securities and marketable equity securities	283,626	289,503
Total securities available for sale	$390,345	$395,632

	Held to maturity
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Due after ten years	$6,147	$6,196
Total HTM, excluding MBS	6,147	6,196
Mortgage-backed securities — agency/residential	20,139	21,308
Total securities held to maturity	$26,286	$27,504

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2012 and December 31, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$36,253	$(292)	$36,253	$(292)
Mortgage-backed securities — agency/residential	49,004	(562)	—	—	49,004	(562)
Mortgage-backed securities — private/residential	—	—	723	(9)	723	(9)
Trust preferred	7,619	(153)	8,971	(1,029)	16,590	(1,182)
Corporate and other	6,373	(60)	—	—	6,373	(60)
Held to maturity:
State and municipal	2,409	(15)	—	—	2,409	(15)
Total temporarily impaired	$65,405	$(790)	$45,947	$(1,330)	$111,352	$(2,120)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$—	$—	$35,592	$(953)	$35,592	$(953)
Mortgage-backed securities — agency/residential	28,602	(168)	—	—	28,602	(168)
Mortgage-backed securities — private/residential	752	(34)	—	—	752	(34)
Trust preferred	18,986	(994)	3,950	(867)	22,936	(1,861)
Total temporarily impaired	$48,340	$(1,196)	$39,542	$(1,820)	$87,882	$(3,016)

In determining whether or not there is an other-than-temporary-impairment (OTTI) for securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In the fourth quarter 2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4,514,000 in the amount of $3,500,000. Based on management’s updated assessment of this bond as of September 30, 2012, no additional changes to the OTTI were determined to be necessary.

The following table presents a rollforward of OTTI included in earnings (in thousands):

Accumulated credit losses as of December 31, 2011	$3,500
Changes to credit losses recognized on securities identified as other-then-temporarily-impaired	—
Ending accumulated credit losses as of September 30, 2012	$3,500

At September 30, 2012, there were 22 individual securities in an unrealized loss position. Of the 22 securities in an unrealized loss position at September 30, 2012, four securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 18 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to fluctuations in market interest rates since the securities were acquired. At September 30, 2012, the Company did not intend to sell any of the 22 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value. The 22 securities in an unrealized loss position do not include the single security for which the $3.5 million OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value has not changed since initial impairment was recognized in 2010.

Approximately 95.0% of Bank’s municipal bond securities are unrated and are subject to an internal review process by management, performed annually in the fourth quarter. This annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest payments. In addition, management considers any interim information available that would prompt the need for more frequent review.

At September 30, 2012, there was a security of a single issuer with a book value of $36,545,000, or 19.7% of our stockholders’ equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and matures December 1, 2031. This bond has been in an unrealized loss position for more than twelve months and at September 30, 2012, the bond had an unrealized loss of approximately $292,000, or 0.8% of book value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2011, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized any additional OTTI on the securities in our investment portfolio in 2012.

(3)              Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Loans on real estate:
Residential and commercial	$725,498	$712,368
Construction	53,172	44,087
Equity lines of credit	44,131	44,601
Commercial loans	226,205	223,479
Agricultural loans	10,634	11,527
Lease financing	2,269	2,269
Installment loans to individuals	19,481	22,937
Overdrafts	234	254
SBA and other	39,061	38,445
	$1,120,685	$1,099,967
Less:
Allowance for loan losses	(28,597)	(34,661)
Unearned discount	(1,717)	(1,827)
Net Loans	$1,090,371	$1,063,479

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance, beginning of period	$29,307	$38,855	$34,661	$47,069
Provision for loan losses	—	1,000	1,500	4,000
Loans charged-off	(1,067)	(4,135)	(9,500)	(16,982)
Recoveries on loans previously charged-off	357	132	1,936	1,765
Balance, end of period	$28,597	$35,852	$28,597	$35,852

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

The following table provides detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the table also provides a rollforward by portfolio segment of our allowance for loan losses for the three and nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011. The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(3,666)	(71)	(5,763)	(9,500)
Recoveries	1,795	43	98	1,936
Provision (credit provision)	(4,535)	(23)	6,058	1,500
Balance as of September 30, 2012	$22,674	$85	$5,838	$28,597

Balance as of June 30, 2012	$23,547	$92	$5,668	$29,307
Charge-offs	(1,020)	(16)	(31)	(1,067)
Recoveries	278	18	61	357
Provision (credit provision)	(131)	(9)	140	—
Balance as of September 30, 2012	$22,674	$85	$5,838	$28,597

Balances at September 30, 2012:

Allowance for Loan Losses
Individually evaluated	$3,507	$—	$267	$3,774
Collectively evaluated	19,167	85	5,571	24,823
Total	$22,674	$85	$5,838	$28,597

Loans
Individually evaluated	$20,154	$7	$1,567	$21,728
Collectively evaluated	921,039	4,580	171,621	1,097,240
Total	$941,193	$4,587	$173,188	$1,118,968

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2010	$39,474	$252	$7,343	$47,069
Charge-offs	(15,562)	(95)	(1,325)	(16,982)
Recoveries	1,600	39	126	1,765
Provision (credit provision)	4,739	(63)	(676)	4,000
Balance as of September 30, 2011	$30,251	$133	$5,468	$35,852

Balance as of June 30, 2011	$32,339	$212	$6,304	$38,855
Charge-offs	(3,616)	(23)	(496)	(4,135)
Recoveries	81	10	41	132
Provision (credit provision)	1,447	(66)	(381)	1,000
Balance as of September 30, 2011	$30,251	$133	$5,468	$35,852

Balances at September 30, 2011:

Allowance for Loan Losses
Individually evaluated	$3,580	$—	$903	$4,483
Collectively evaluated	26,671	133	4,565	31,369
Total	$30,251	$133	$5,468	$35,852

Loans
Individually evaluated	$28,703	$18	$3,452	$32,173
Collectively evaluated	863,641	5,452	187,092	1,056,185
Total	$892,344	$5,470	$190,544	$1,088,358

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at September 30, 2012 and December 31, 2011 were on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

September 30, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$2,611	$2,999	$—	$8,004	$—
Construction loans	—	—	—	131	—
Commercial loans	1,377	2,744	—	4,007	—
Consumer loans	1,069	1,374	—	1,266	—
Other	1,240	1,969	—	742	—
Total	$6,297	$9,086	$—	$14,150	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$12,987	$14,402	$2,527	$7,851	$—
Construction loans	—	—	—	—	—
Commercial loans	1,841	1,963	821	2,073	—
Consumer loans	473	487	326	503	—
Other	130	214	100	619	—
Total	$15,431	$17,066	$3,774	$11,046	$—

Total Impaired Loans
Commercial and residential real estate	$15,598	$17,401	$2,527	$15,855	$—
Construction loans	—	—	—	131	—
Commercial loans	3,218	4,707	821	6,080	—
Consumer loans	1,542	1,861	326	1,769	—
Other	1,370	2,183	100	1,361	—
Total impaired loans	$21,728	$26,152	$3,774	$25,196	$—

December 31, 2011	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,602	$12,419	$—	$30,452	$—
Construction loans	294	2,378	—	310	—
Commercial loans	3,770	3,899	—	6,184	—
Consumer loans	1,622	1,976	—	1,867	—
Other	921	1,163	—	923	—
Total	$16,209	$21,835	$—	$39,736	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$7,071	$7,805	$1,686	$16,114	$—
Construction loans	—	—	—	—	—
Commercial loans	3,220	3,422	1,551	3,598	—
Consumer loans	177	179	153	231	—
Other	130	214	100	596	—
Total	$10,598	$11,620	$3,490	$20,539	$—

Total Impaired Loans
Commercial and residential real estate	$16,673	$20,224	$1,686	$46,566	$—
Construction loans	294	2,378	—	310	—
Commercial loans	6,990	7,321	1,551	9,782	—
Consumer loans	1,799	2,155	153	2,098	—
Other	1,051	1,377	100	1,519	—
Total impaired loans	$26,807	$33,455	$3,490	$60,275	$—

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $1,029,000 for the nine months ending September 30, 2012 and $1,632,000 for the nine months ending September 30, 2011.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

September 30, 2012	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$6,280	$543	$15,055	$21,879	$724,388
Construction loans	—	—	—	—	53,091
Commercial loans	753	—	3,218	3,970	225,858
Consumer loans	612	—	1,542	2,153	63,749
Other	33	—	1,370	1,404	51,882
Total	$7,678	$543	$21,185	$29,406	$1,118,968

December 31, 2011	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$4,551	$—	$16,673	$21,703	$711,154
Construction loans	—	—	294	294	44,014
Commercial loans	3,233	—	6,990	10,223	223,108
Consumer loans	1,611	6	1,793	3,410	67,679
Other	1,410	—	1,051	1,982	52,185
Total	$10,805	$6	$26,801	$37,612	$1,098,140

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

The following tables provide detail for the risk category of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

September 30, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$686,307	$53,172	$221,148	$61,151	$48,950	$1,070,728
Substandard	39,191	—	5,057	2,695	3,014	49,957
Doubtful	—	—	—	—	—	—
Subtotal	725,498	53,172	226,205	63,846	51,964	1,120,685
Less: Unearned discount	(1,110)	(81)	(347)	(97)	(82)	(1,717)
Loans, net of unearned discount	$724,388	$53,091	$225,858	$63,749	$51,882	$1,118,968

December 31, 2011	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$677,818	$43,793	$212,125	$64,274	$49,272	$1,047,282
Substandard	34,550	294	11,354	3,409	2,969	52,576
Doubtful	—	—	—	109	—	109
Subtotal	712,368	44,087	223,479	67,792	52,241	1,099,967
Less: Unearned discount	(1,214)	(73)	(371)	(113)	(56)	(1,827)
Loans, net of unearned discount	$711,154	$44,014	$223,108	$67,679	$52,185	$1,098,140

The book balance of troubled debt restructurings at September 30, 2012 and December 31, 2011 was $11,827,000 and $11,692,000, respectively. The specific reserves attributable to troubled debt restructurings were $1,846,000 at September 30, 2012, $565,000 at June 30, 2012, and $1,466,000 at December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company had no unfunded commitments on loans classified as troubled debt restructurings.

During the nine months ending September 30, 2012, the terms of nine loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; the renewal of a loan with a stated interest rate below market; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

During the third quarter 2012, two modifications were made. One of the modifications involved a reduction of the stated interest rate and the other modification involved a change in payment terms.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2012 (in thousands):

Three Months Ended September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Loans	Investment	Investment
Residential and commercial real estate loans	2	$928	$928
Construction loans	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Other	—	—	—
Total	2	$928	$928

Nine Months Ended September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Loans	Investment	Investment
Residential and commercial real estate loans	8	$6,710	$5,494
Construction loans	—	—	—
Commercial loans	1	2,144	1,034
Consumer loans	—	—	—
Other	—	—	—
Total	9	$8,854	$6,528

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructured loans during the three and nine months ending September 30, 2012.

(4)           Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for September 30, 2012 and September 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$22,898
Additions to OREO	16,364
Dispositions of OREO	(15,995)
Write-downs, net	(1,259)
Balance as of September 30, 2011	$22,008

Balance as of December 31, 2011	$29,027
Additions to OREO	3,095
Dispositions of OREO	(7,370)
Write-downs, net	(1,220)
Balance as of September 30, 2012	$23,532

Expenses related to foreclosed assets include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Write-downs, net	$46	$435	$1,220	$1,259
Operating expenses, net of rental (income)	302	(345)	(59)	60
Total expenses related to foreclosed assets	$348	$90	$1,161	$1,319

(5)               Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2012, the Company has intangible assets comprised of its core deposit intangible and customer relationship intangible. The amortization expense related to the core deposit asset represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions. In July 2012, we consummated the previously announced acquisition of Private Capital Management, a Denver-based investment advisory firm providing investment management and financial planning services to high net worth individuals and institutions, resulting in the customer relationship intangible. The amortization expense related to the customer relationship asset represents the estimated decline in value of the customer relationship acquired in 2012.  At December 31, 2011, the Company’s only intangible asset was related to its core deposit intangible.

The following table presents the gross amounts of core deposit intangible and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful life	2012	2011
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(55,291)	(53,012)
Core deposit intangible assets, net		$7,684	$9,963
Customer relationship intangible asset	10 years	$2,524	$—
Customer relationship intangible asset accumulated amortization		(47)	—
Customer relationship intangible asset, net		$2,477	$—

Total other intangible assets, net		$10,161	$9,963

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Amortization expense	$803	$1,018	$2,326	$3,074

(6)                  Borrowings

At September 30, 2012, our outstanding borrowings were $110,166,000 as compared to $110,177,000 at December 31, 2011. These borrowings at September 30, 2012 consisted of term notes with the Federal Home Loan Bank (“FHLB”). The Bank also maintains a line of credit at the FHLB. However, as of September 30, 2012 and December 31, 2011, there was no balance outstanding on this line of credit.

The Bank has an advance, pledge and security agreement with the FHLB and has pledged qualifying loans and securities in the amount of $314,453,000 at September 30, 2012 and $217,437,000 at December 31, 2011. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $204,287,000 at September 30, 2012 and $107,260,000 at December 31, 2011. The Bank’s borrowing capacity increased primarily as result of FHLB’s decision to move the Bank from delivery status to blanket pledge status as of March 31, 2012.

The interest rate on the line of credit varies with the federal funds rate, and was 0.25% at September 30, 2012. The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%, and remaining maturities ranging from 13 to 64 months.

(7)                     Income Taxes

At September 30, 2012 and December 31, 2011, the Company had net deferred tax assets of $16,815,000 and $12,050,000, respectively. At December 31, 2011, the net deferred tax asset was net of a $6,603,000 valuation allowance. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which the temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of deferred tax assets. Based upon the historical levels of taxable income and projections of future taxable income over the periods in which existing deferred tax assets, including NOL carryforwards, are expected to become deductible, management determined that the realization of deferred tax asset was more likely-than-not and as a result, the valuation allowance for deferred tax assets was reversed at June 30, 2012.  Excluding the reversal of the remaining deferred tax asset valuation allowance of $6,603,000, the Company recorded a tax expense for the first nine months of 2012 of $1,991,000.  The amount of deferred tax assets considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimates of future taxable income are reduced.

(8)                     Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.98% at September 30, 2012 and 5.95% at December 31, 2011. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. As of September 30, 2012, the Company was in compliance with all financial covenants of these subordinated debentures.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees of the four trusts that it would defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. At September 30, 2012 and December 31, 2011, the Company had accrued, unpaid interest of approximately $315,000 and $7,305,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets. With the written approval from the Federal Reserve Bank of Kansas City, the Company paid all deferred interest and resumed the payment of regular interest during the third quarter 2012.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $40,000,000 of securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2012, the full $40,000,000 of the trusts’ securities qualified as Tier 1 capital.

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

The following table summarizes the terms of each subordinated debenture issuance at September 30, 2012 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Next Call Date	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust I	9/7/2000	$10,310	9/7/2030	3/7/2013	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2013	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2013	Variable	LIBOR + 2.65%	3.11%	1/15/2013
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2013	Variable	LIBOR + 3.10%	3.56%	1/7/2013

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Variable	$288,220	$222,298
Fixed	47,102	40,605
Total commitments to extend credit	$335,322	$262,903
Standby letters of credit	$11,874	$10,836

At September 30, 2012, the rates on the fixed rate commitments to extend credit ranged from 2.37% to 8.00%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at September 30, 2012
State and municipal	$—	$2,514	$51,016	$53,530
Mortgage-backed securities — agency/residential	—	287,261	—	287,261
Mortgage-backed securities — private/residential	—	723	—	723
Marketable equity	—	1,519	—	1,519
Trust preferred	—	31,634	—	31,634
Corporate and other	—	20,965	—	20,965

Assets/Liabilities at December 31, 2011
State and municipal	$—	$2,554	$50,336	$52,890
Mortgage-backed securities — agency/residential	—	265,030	—	265,030
Mortgage-backed securities — private/residential	—	752	—	752
Marketable equity	—	1,519	—	1,519
Trust preferred	—	32,961	—	32,961

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012:

	State and Municipal Securities
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Beginning Balance	$50,294	$50,336
Total unrealized gains (losses) included in:
Net income (loss)	—	—
Other comprehensive income (loss)	777	790
Purchases, sales, issuances, and settlements, net	(55)	(110)
Transfers in and (out) of Level 3	—	—
Other than temporary impairment recognized	—	—
Balance September 30, 2012	$51,016	$51,016

For the three and nine months ended September 30, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses.

The following table presents quantitative information about Level 3 fair value measurements on our State and Municipal Securities at September 30, 2012:

	September 30, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and Municipal Securities	$48,429	discounted cash flow	discount rate	4% - 5%
State and Municipal Securities	1,014	appraisal	adjustment to comparable sales	29%
State and Municipal Securities	1,573	matrix pricing	discount rate or yield	N/A*
Total	$51,016

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2012
Impaired loans:
Commercial and residential real estate	$—	$5,683	$6,592	$12,275
Commercial	—	—	2,182	2,182
Consumer	—	—	1,212	1,212
Other	—	—	1,261	1,261
Total impaired loans	$—	$5,683	$11,247	$16,930

Assets at December 31, 2011
Impaired loans:
Commercial and residential real estate	$—	$—	$6,673	$6,673
Commercial	—	—	1,668	1,668
Consumer	—	—	691	691
Other	—	—	323	323
Total impaired loans	$—	$—	$9,355	$9,355

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $21,728,000 at September 30, 2012, after partial charge-off of $4,424,000. In addition, these loans have a specific valuation allowance of $3,774,000 at September 30, 2012. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the amount of our recorded investment. Of the $21,728,000 impaired loan portfolio at September 30, 2012, $20,704,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $1,024,000 of impaired loans were carried at cost at September 30, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2012 on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $7,848,000.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2012.

	September 30, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$6,592	income approach	capitalization rate	8% - 10%
Commercial	2,182	discounted cash flow	discount rate	10% - 13%
Consumer	1,212	sales comparison	adjustment to comparable sales	19% - 26%
Other	1,261	sales comparison	adjustment to comparable sales	5% - 25%
		income approach	capitalization rate	10%
Total Impaired Loans	$11,247

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at September 30, 2012
Other real estate owned and foreclosed assets
Commercial real estate	$—	$—	$19,203	$19,203
Land	—	—	4,329	4,329
Total real estate owned and foreclosed assets	$—	$—	$23,532	$23,532

Assets at December 31, 2011
Other real estate owned and foreclosed assets
Residential real estate	$—	$—	$225	$225
Commercial real estate	—	—	22,687	22,687
Land	—	—	6,115	6,115
Total real estate owned and foreclosed assets	$—	$—	$29,027	$29,027

Other real estate owned had a carrying amount of $23,532,000 at September 30, 2012, which is made up of an outstanding balance of $36,243,000, with a valuation allowance of $12,711,000. OREO write-downs and sales resulted in the valuation allowance decreasing by $15,000 in the third quarter 2012.

Other real estate owned had a carrying amount of $29,027,000 at December 31, 2011, which was made up of an outstanding balance of $42,077,000, with a valuation allowance of $13,050,000.

The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis as of September 30, 2012.

	September 30, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets
Commercial real estate	$19,203	income approach	capitalization rate	6% - 11%
		contract negotiations	adjustment to appraised value	15%
Land	4,329	sales comparison	adjustment to comparable sales	18% - 55%
Total Other Real Estate Owned	$23,532

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements at September 30, 2012:
	amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$127,823	$127,823	$—	$—	$127,823
Time deposits with banks	40,000	40,000	—	—	40,000
Securities available for sale	395,632	—	344,616	51,016	395,632
Securities held to maturity	26,286	—	27,504	—	27,504
Bank stocks	14,468	—	—	n/a	n/a
Loans, net	1,090,371		—	1,161,295	1,161,295
Accrued interest receivable	6,025	—	6,025	—	6,025

Financial liabilities:
Deposits	$1,395,096	$—	$1,394,902	$—	$1,394,902
Federal funds purchased and securities sold under agreements to repurchase	83,734	—	83,734	—	83,734
Subordinated debentures	41,239	—	—	34,161	34,161
Long-term borrowings	110,166	—	121,841	—	121,841
Accrued interest payable	746	—	746	—	746

	Carrying	Fair Value Measurements at December 31, 2011:
	amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$109,225	$109,225	$—	$—	$109,225
Securities available for sale	353,152	—	302,816	50,336	353,152
Securities held to maturity	18,424	—	19,250	—	19,250
Bank stocks	14,565	—	—	n/a	n/a
Loans, net	1,063,479	—	—	1,097,119	1,097,119
Accrued interest receivable	4,997	—	4,997	—	4,997

Financial liabilities:
Deposits	$1,313,786	$—	$1,313,726	$—	$1,313,726
Federal funds purchased and securities sold under agreements to repurchase	16,617	—	16,617	—	16,617
Subordinated debentures	41,239	—	—	34,034	34,034
Long-term borrowings	110,177	—	120,736	—	120,736
Accrued interest payable	7,772	—	7,772	—	7,772

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

(a) Cash and Cash Equivalents and Time Deposits with Banks

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

The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of September 30, 2012 and December 31, 2011, there were 2,314,589 and 1,546,292 shares of unvested stock granted (net of forfeitures), with 5,044,817 and 5,870,918 shares available for grant under the Incentive Plan, respectively.

Of the 2,314,589 unvested shares at September 30, 2012, approximately 1,592,000 shares are expected to vest. Approximately 275,000 shares of performance-based shares granted to executives in 2005 have a performance criterion based on an earnings-per-share goal that must be met by December 31, 2012. Based on an analysis performed in 2008, it was determined that these 275,000 shares would not vest. Should this expectation change, additional compensation expense could be recorded in future periods. At September 30, 2012, there were an additional 971,201 shares of restricted stock outstanding with a performance condition. We expect that 581,561 of these 971,201 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to shares granted to various key employees. The grant dates of these shares range from August 2010 through May 2012. These performance shares are contingent upon the meeting of certain return on asset, and in some cases, net income performance measures, and, in some cases, the termination of our Written Agreement, which was terminated as of May 16, 2012. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, net income performance measures) is determined when the metric’s actual performance falls within an established range of the performance target. Management expects that the targeted performance goals will be met with respect to these performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2011	1,546,292	$3.02
Awarded	836,434	1.68
Forfeited	(10,333)	1.79
Vested	(57,804)	2.60
Unearned at September 30, 2012	2,314,589	$2.64

The Company recognized $540,000 and $457,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2012 and September 30, 2011, respectively. The total income tax effect recognized on the consolidated balance sheets for share-based compensation arrangements was a $205,000 deferred tax asset created as a result of the expense recognized netted against a $24,000 deferred tax asset write-off resulting from the difference between the grant date value and fair value of vested awards. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was an $181,000 expense for the nine months ended September 30, 2012. At September 30, 2012, compensation cost of $1,592,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.9 years. The fair value of awards that vested in the nine months ended September 30, 2012 was approximately $110,000.

(12)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at September 30, 2012	Ratio at December 31, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.46%	16.33%	8.00%	N/A
Guaranty Bank and Trust Company	15.68%	15.59%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.20%	15.06%	4.00%	N/A
Guaranty Bank and Trust Company	14.42%	14.32%	4.00%	6.00%
Leverage Ratio
Consolidated	12.16%	12.12%	4.00%	N/A
Guaranty Bank and Trust Company	11.54%	11.53%	4.00%	5.00%

(13)  Terminated Written Agreement

On January 22, 2010, the holding company and the Bank entered into a Written Agreement with the Federal Reserve Bank of Kansas City (“Federal Reserve”) and the Colorado Division of Banking (“CDB”). As of May 16, 2012, the Federal Reserve and the CDB terminated the Written Agreement, except that the Federal Reserve continued to require the Company to obtain consent prior to declaring and paying dividends to its stockholders, prior to declaring and paying dividends from the Bank to the holding company, making payments on subordinated debt or trust preferred securities, incurring holding company level debt or purchasing/redeeming its stock. As of July 31, 2012, the Federal Reserve removed all such remaining requirements.

(14)  Total Comprehensive Income

The following tables present the components of other comprehensive income (loss) and total comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$2,830	$2,153	$11,939	$4,076
Other comprehensive income:
Change in net unrealized gains	3,882	5,384	4,282	11,042
Less: Reclassification adjustments for net gains included in net income	(746)	(3,018)	(1,710)	(3,420)
Net unrealized holding gains	3,136	2,366	2,572	7,622
Income tax expense	(1,192)	(899)	(978)	(2,897)
Other comprehensive income	1,944	1,467	1,594	4,725
Total comprehensive income	$4,774	$3,620	$13,533	$8,801

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains on securities:
Change in net unrealized gains, net	$3,882	$1,476	$2,406	$5,384	$2,046	$3,338
Less: Reclassification adjustments for net gains included in net income	(746)	(284)	(462)	(3,018)	(1,147)	(1,871)
Other comprehensive income	$3,136	$1,192	$1,944	$2,366	$899	$1,467

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains on securities:
Change in net unrealized gains, net	$4,282	$1,628	$2,654	$11,042	$4,197	$6,845
Less: Reclassification adjustments for net gains included in net income	(1,710)	(650)	(1,060)	(3,420)	(1,300)	(2,120)
Other comprehensive income	$2,572	$978	$1,594	$7,622	$2,897	$4,725

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

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77,853,000 (carrying value of $76,646,000), were converted into approximately 51,902,000 shares of the Company’s common stock, including approximately 12,703,000 shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15,243,000. The aggregate of the $15,243,000 non-cash adjustment and $4,557,000 in scheduled preferred PIK dividends paid during the nine months ended September 30, 2011 is $19,800,000, representing the difference between net income and net income applicable to common shareholders.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and mostly small and medium-sized businesses, including the owners and employees of those businesses. These banking products and services include accepting time and demand deposits, originating commercial loans (including energy loans), real estate loans (including construction loans), Small Business Administration guaranteed loans, private banking loans and consumer loans. Through its wealth management division, the Bank provides investment management, financial planning, personal trust administration, and estate settlement services. We derive our income primarily from interest, including loan origination fees, received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust services and investment management services. Our major operating expenses include interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to building growth through our existing branches, we expect to seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we will seek to acquire will be in or contiguous to the existing footprint of the current branch network of our Bank, which would allow us to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, improve performance and quickly integrate the acquired financial institution while maintaining the stability of our franchise as well as that of the financial institution we acquire.   We also expect to seek opportunities which will allow us to further diversify our noninterest income base including adding to our investment advisory services platform.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change - Favorable			Change - Favorable
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$16,791	$18,503	$(1,712)	$52,189	$56,509	$(4,320)
Interest expense	2,280	3,391	1,111	6,995	11,940	4,945
Net interest income	14,511	15,112	(601)	45,194	44,569	625
Provision for loan losses	—	1,000	1,000	1,500	4,000	2,500
Net interest income after provision for loan losses	14,511	14,112	399	43,694	40,569	3,125
Noninterest income	3,815	5,529	(1,714)	9,825	11,145	(1,320)
Noninterest expense	14,194	17,488	3,294	46,192	47,638	1,446
Income before income taxes	4,132	2,153	1,979	7,327	4,076	3,251
Income tax expense (benefit)	1,302	—	(1,302)	(4,612)	—	4,612
Net income	$2,830	$2,153	$677	$11,939	$4,076	$7,863
Net income (loss) applicable to common stockholders	$2,830	$(14,649)	$17,479	$11,939	$(15,730)	$27,669

Common Share Data:
Basic income (loss) per common share	$0.02	$(0.28)	$0.30	$0.11	$(0.30)	$0.41
Diluted income (loss) per common share	$0.02	$(0.28)	$0.30	$0.11	$(0.30)	$0.41

Average common shares outstanding	103,939,835	51,828,165	52,111,670	103,915,744	51,815,618	52,100,126
Diluted average common shares outstanding	104,366,717	51,828,165	52,538,552	104,384,657	51,815,618	52,569,039

Average equity to average assets	10.26%	9.61%	6.76%	10.31%	9.14%	12.80%
Return on average equity	6.17%	5.06%	21.94%	9.00%	3.31%	171.90%
Return on average assets	0.63%	0.49%	28.57%	0.93%	0.30%	210.00%

	September 30,	September 30,	Percent
	2012	2011	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	16.46%	16.64%	(1.08)%
Leverage ratio	12.16%	11.36%	7.04%
Loans, net of unearned discount to deposits	80.21%	81.79%	(1.93)%
Allowance for loan losses to loans, net of unearned discount	2.56%	3.29%	(22.19)%
Allowance for loan losses to nonperforming loans	131.61%	111.43%	18.11%
Classified assets to allowance and Tier 1 capital (1)	32.10%	42.59%	(24.63)%
Noninterest bearing deposits to total deposits	36.91%	33.34%	10.71%
Time deposits to total deposits	14.56%	18.48%	(21.21)%

(1)    Based on Bank only Tier 1 capital

The $0.7 million improvement in net income in the third quarter 2012 compared to the same quarter in 2011 is primarily due to a $2.0 million increase in pre-tax income, partially offset by $1.3 million in tax expense in 2012 compared to no tax expense in the prior year. The increase in pre-tax income was due to a $3.3 million decrease in noninterest expense, primarily due to the prepayment penalty incurred on the payoff of $51.0 million in Federal

Home Loan Bank borrowings in 2011, and a decrease in provision for loan loss of $1.0 million as compared to third quarter 2011. These improvements were partially offset by a $1.7 million decrease in noninterest income mostly due to lower gains on sales of securities and a $0.6 million decrease in net interest income.

For the nine months ending September 30, 2012, net income improved by approximately $7.9 million to $11.9 million compared to $4.1 million for the same period last year. Earnings per basic and diluted common share improved to $0.11 for the nine months ended September 30, 2012 from a loss per basic and diluted common share of $0.30. The prior year loss per common share calculation included a non-cash adjustment of approximately $19.8 million, or $0.38 per basic and diluted common share, related to three quarters of paid-in-kind preferred stock dividends and the mandatory accelerated conversion of the Company’s Series A Convertible Preferred Stock into common stock in September 2011. The increase in net income for the first nine months of 2012 as compared to the same period in 2011 is primarily due to the reversal of the remaining deferred tax asset valuation allowance, discussed below, an increase in net interest income of $0.6 million, a decrease in provision for loan losses of $2.5 million, and a decrease in noninterest expense of $1.4 million. These improvements were partially offset by a reduction in noninterest income of $1.3 million, primarily related to lower net gains on sale of securities.

The Company had a deferred tax asset valuation allowance of $6.6 million at December 31, 2011. During the second quarter 2012, the remaining deferred tax asset valuation allowance of $5.7 million was reversed based on the Company’s determination that it is more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, the Company began recording income tax expense.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Net interest income	$14,511	$15,383	$15,300	$15,325	$15,112
Interest rate spread	3.15%	3.53%	3.62%	3.54%	3.26%
Net interest margin	3.46%	3.86%	3.93%	3.86%	3.62%
Net interest margin, fully tax equivalent	3.55%	3.95%	4.03%	3.95%	3.69%

Net interest income decreased $0.9 million from $15.4 million in the second quarter 2012 to $14.5 million in the third quarter 2012 and decreased $0.6 million as compared to $15.1 million for the third quarter 2011. Net interest margin declined 40 basis points from 3.86% in the second quarter 2012 to 3.46% in the third quarter 2012 and declined 16 basis points from 3.62% in the third quarter 2011.  The 16 basis point decline in net interest margin for the third quarter 2012 as compared to the same quarter in 2011 is mostly due to a 43 basis point decline in the yield on earning assets, partially offset by a 20 basis point decline in the cost of deposits.

On a linked quarter basis, interest income decreased $0.9 million from $17.7 million in second quarter 2012 to $16.8 million in third quarter 2012. The decline is primarily due to a decrease in average loan balances of $13.6 million due to the timing of when loans were paid-off and funded during the quarter, coupled with a decline in loan yields of 17 basis points due to competitive market pressure. Further, investment interest income declined primarily due to higher premium amortization related to accelerated prepayments of agency mortgage backed securities and lower yields on replacement bonds resulting from the early calls of certain corporate bonds. The 44 basis point decline in the yield on earning assets during the quarter is mostly due to a change in mix of earning assets due to higher levels of overnight funding resulting from the growth in deposits and repurchase agreements.  For the third quarter 2012, our average overnight balances were $170.9 million with an average yield of 0.25%, an increase of $67.1 million. Most of this increase in average overnight funding is due to a single depositor whose balance is expected to be re-deployed into the depositor’s operations in early 2013.

Interest expense remained relatively flat in the third quarter 2012 as compared to second quarter 2012 despite a $48.2 million increase in the average balance of interest-bearing deposits and other interest-bearing liabilities. The average cost of deposits declined by one basis point to 20 basis points in the quarter, while the cost of funds declined by 4 basis points to 57 basis points. Interest expense related to the Company’s trust preferred-related subordinated debentures is expected to decline $0.1 million in future quarters due to the payment of deferred interest related to this debt in the third quarter 2012.

Interest income declined $1.7 million from $18.5 million in the third quarter 2011 as compared to $16.8 million in the third quarter 2012. The decline in interest income was primarily due to declines in average yields on loans and investments due to declines in longer-term, fixed rates in the market over the last twelve months. Interest expense declined $1.1 million from $3.4 million in the third quarter 2011 to $2.3 million in the third quarter 2012. The decline in interest expense was primarily due to the prepayment of $51.0 million of Federal Home Loan Bank borrowings at the end of the third quarter 2011 and a decrease of $78.5 million in average higher-cost, time deposits as compared to third quarter 2011.

The following table summarizes the Company’s net interest income and related spread and margin for the year-to-date periods presented:

Table 3

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net interest income	$45,194	$44,569
Interest rate spread	3.42%	3.16%
Net interest margin	3.74%	3.53%
Net interest margin, fully tax equivalent	3.84%	3.60%

For the nine month period ended September 30, 2012, net interest income increased by $0.6 million, or 1.42%, as compared to the same period in 2011. The Company’s net interest margin improved 21 basis points to 3.74% for the first nine months in 2012 from 3.53% for the first nine months in 2011. This increase is due to a $4.9 million decrease in interest expense, partially offset by a $4.3 million decrease in interest income. Interest income decreased $4.3 million primarily due to a decline in average interest-earning assets of $73.9 million, coupled with a decline in average yield of 16 basis points to 4.32% as compared to 4.48% for the same period in 2011. Interest expense decreased $4.9 million, or 41.4%, in the first nine months of 2012 as compared to the same period in 2011 primarily due to a decline in average time deposit balances of $161.0 million, which was mostly due to the maturity of higher-cost, brokered and internet time deposits and a decline in average borrowings of $52.6 million, which was primarily due to the September 2011 prepayment of several Federal Home Loan Bank notes.  See Table 15 for additional disclosure on deposits.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,096,395	$14,030	5.09%	$1,103,832	$14,900	5.36%
Investment securities (1)
Taxable	333,242	1,860	2.22%	341,521	2,853	3.31%
Tax-exempt	55,344	632	4.55%	43,119	498	4.57%
Bank Stocks (4)	14,467	164	4.51%	16,658	166	3.97%
Other earning assets	170,852	105	0.25%	150,471	86	0.23%
Total interest-earning assets	1,670,300	16,791	4.00%	1,655,601	18,503	4.43%
Non-earning assets:
Cash and due from banks	8,517			8,197
Other assets	97,740			94,624
Total assets	$1,776,557			$1,758,422

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$280,116	$101	0.14%	$188,522	$76	0.16%
Money market	290,976	262	0.36%	371,701	421	0.45%
Savings	97,681	36	0.15%	87,276	44	0.20%
Time certificates of deposit	192,912	298	0.61%	271,405	812	1.19%
Total interest-bearing deposits	861,685	697	0.32%	918,904	1,353	0.58%
Borrowings:
Repurchase agreements	56,536	21	0.15%	19,395	19	0.40%
Federal funds purchased (5)	3	—	0.98%	1	—	0.46%
Subordinated debentures (6)	41,934	725	6.88%	47,408	720	6.03%
Borrowings	110,170	837	3.02%	161,730	1,299	3.19%
Total interest-bearing liabilities	1,070,328	2,280	0.85%	1,147,438	3,391	1.17%
Noninterest bearing liabilities:
Demand deposits	515,157			434,207
Other liabilities	8,739			7,844
Total liabilities	1,594,224			1,589,489
Stockholders’ Equity	182,333			168,933
Total liabilities and stockholders’ equity	$1,776,557			$1,758,422
Net interest income		$14,511			$15,112
Net interest margin			3.46%			3.62%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.55% and 3.69% for the three months ended September 30, 2012 and 2011, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.3 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the third quarter 2012 and 2011 rounded to zero.

(6) Includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,103,677	$43,023	5.21%	$1,136,304	$45,433	5.35%
Investment securities (1)
Taxable	321,349	6,619	2.75%	345,740	8,836	3.42%
Tax-exempt	53,829	1,867	4.63%	42,019	1,484	4.72%
Bank Stocks (4)	14,582	475	4.35%	16,680	495	3.97%
Other earning assets	119,437	205	0.23%	146,075	261	0.24%
Total interest-earning assets	1,612,874	52,189	4.32%	1,686,818	56,509	4.48%
Non-earning assets:
Cash and due from banks	8,426			15,878
Other assets	96,230			95,490
Total assets	$1,717,530			$1,798,186

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$278,027	$352	0.17%	$186,159	$224	0.16%
Money market	290,645	806	0.37%	357,316	1,371	0.51%
Savings	96,474	107	0.15%	85,001	127	0.20%
Time certificates of deposit	192,553	920	0.64%	353,549	4,146	1.57%
Total interest-bearing deposits	857,699	2,185	0.34%	982,025	5,868	0.80%
Borrowings:
Repurchase agreements	28,977	45	0.21%	19,538	60	0.41%
Federal funds purchased (5)	3	—	0.93%	16	—	1.12%
Subordinated debentures (6)	46,811	2,274	6.49%	46,701	2,121	6.07%
Borrowings	110,174	2,491	3.02%	162,737	3,891	3.20%
Total interest-bearing liabilities	1,043,664	6,995	0.90%	1,211,017	11,940	1.32%
Noninterest bearing liabilities:
Demand deposits	488,863			414,551
Other liabilities	7,866			8,178
Total liabilities	1,540,393			1,633,746
Stockholders’ Equity	177,137			164,440
Total liabilities and stockholders’ equity	$1,717,530			$1,798,186
Net interest income		$45,194			$44,569
Net interest margin			3.74%			3.53%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.84% and 3.60% for the nine months ended September 30, 2012 and 2011, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $1.1 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the nine months ended September 30, 2012 and 2011 rounded to zero.

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

Table 5

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(870)	$(770)	$(100)	$(2,410)	$(1,123)	$(1,287)
Investment Securities
Taxable	(993)	(925)	(68)	(2,217)	(1,626)	(591)
Tax-exempt	134	(6)	140	383	(27)	410
Bank Stocks	(2)	(46)	44	(20)	69	(89)
Other earning assets	19	7	12	(56)	(10)	(46)
Total interest income	(1,712)	(1,740)	28	(4,320)	(2,717)	(1,603)
Interest expense:
Deposits:
Interest-bearing demand	25	(7)	32	128	12	116
Money market	(159)	(77)	(82)	(565)	(338)	(227)
Savings	(8)	(14)	6	(20)	(42)	22
Time certificates of deposit	(515)	(323)	(192)	(3,226)	(1,824)	(1,402)
Repurchase agreements	2	(1)	3	(15)	(662)	647
Subordinated debentures	5	30	(25)	153	148	5
Borrowings	(461)	(66)	(395)	(1,400)	(202)	(1,198)
Total interest expense	(1,111)	(458)	(653)	(4,945)	(2,908)	(2,037)
Net interest income	$(601)	$(1,282)	$681	$625	$191	$434

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

In the third quarter 2012, the Company did not record a provision for loan losses, compared to $1.0 million in the third quarter 2011. The Company determined that no provision for loan losses was necessary during the third quarter 2012 to maintain our allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of September 30, 2012.  On a year-to-date basis in 2012, the Company recorded a provision for loan losses of $1.5 million as compared to $4.0 million for the same period in 2011. For further discussion of the adequacy of our allowance for loan losses see discussion under “Allowance for Loan Losses”.

Net charge-offs in the third quarter 2012 were $0.7 million, as compared to $4.0 million for the same quarter in 2011. Net charge-offs for the first nine months of 2012 were $7.6 million as compared to $15.2 million for the same period in 2011.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Noninterest income:
Customer service and other fees	$2,616	$2,382	$2,271	$2,320	$2,393
Gain on sale of securities	746	342	622	283	3,018
Gain on sale of SBA loans	203	—	—	—	—
Other	250	187	206	197	118
Total noninterest income	$3,815	$2,911	$3,099	$2,800	$5,529

Noninterest income of $3.8 million in the third quarter 2012 reflects an increase of $0.9 million as compared to the second quarter 2012 due mostly to an increase in net gains on sale of assets of $0.7 million, consisting of gains on sale of securities of $0.4 million; gains on sale of Small Business Administration (“SBA”) loans of $0.2 million; and the gain on sale of bank facilities of $0.1 million. Additionally, customer service fees increased $0.2 million primarily due to investment management fees generated by our Private Capital Management (“PCM”) division acquired at the end of July 2012.

Noninterest income decreased $1.7 million to $3.8 million in the third quarter 2012, as compared to $5.5 million in the third quarter 2011, primarily due to a net decrease in the gain on sale of securities of $2.3 million, partially offset by the gain on sale of SBA loans of $0.2 million, the gain on sale of bank facilities of $0.1 million and the increase in customer services fees of $0.2 million.

At September 30, 2012, the Company had total assets under management of $344.2 million as compared to $154.4 million at December 31, 2011 and $151.9 million at September 30, 2011. The increase in assets under management was primarily related to the acquisition in July 2012.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Noninterest income:
Customer service and other fees	$7,269	$7,093
Gain on sale of securities	1,710	3,420
Gain on sale of SBA loans	203	—
Other	643	632
Total noninterest income	$9,825	$11,145

For the nine months ending September 30, 2012, noninterest income decreased $1.3 million to $9.8 million as compared to $11.1 million during the same period in the prior year. This decrease is primarily due to the decrease in the net gains on sale of securities of $1.7 million, partially offset by the gains on sale of SBA loans and bank facilities as well as the increase in customer service fees generated by PCM, as discussed in the preceding paragraphs.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,466	$6,614	$6,857	$6,716	$6,408
Occupancy expense	1,712	1,972	2,019	1,967	1,871
Furniture and equipment	779	783	821	846	855
Amortization of intangible assets	803	761	762	1,017	1,018
Other real estate owned	348	461	352	240	90
Insurance and assessment	771	881	808	845	1,017
Professional fees	1,062	856	628	690	1,016
Prepayment penalty on long term debt	—	—	—	—	2,672
Impairment of long-lived assets	—	2,750	—	—	—
Other general and administrative	2,253	2,438	2,235	2,528	2,541
Total noninterest expense	$14,194	$17,516	$14,482	$14,849	$17,488

Noninterest expense decreased $3.3 million to $14.2 million in the third quarter 2012 as compared to $17.5 million for the same period in 2011, primarily as a result of the $2.7 million prepayment penalty on FHLB borrowings incurred in the third quarter 2011. Further decreases in noninterest expense include reductions in amortization of intangible assets of $0.2 million; reductions in insurance and assessments of $0.2 million related to lower insurance premiums and lower FDIC assessments; and reductions in other general and administrative expenses of $0.3 million, primarily due to lower collections and litigation expenses. These decreases in noninterest income are partially offset by the increase in OREO expense of $0.3 million, primarily related to net operating income received on a former OREO property in the third quarter 2011.

The $3.3 million decrease in noninterest expense in the third quarter 2012 as compared to the second quarter 2012 is primarily due to the $2.8 million impairment on building premises related to the Company’s previously announced decision to close two underperforming branches. Further decreases in noninterest expense include reductions in occupancy expenses of $0.3 million related to branch closure savings and reductions in insurance and assessment expenses of $0.1 million related to improvement in the Bank’s FDIC risk rating in the third quarter 2012.  The reductions in noninterest expense were partially offset by the increase in professional fees of $0.2 million, primarily related to legal fees. Legal fees related to loan collections and other real estate are expected to decline in 2013 due to improvement in asset quality metrics.

During 2012, the Company made the decision to close six underperforming branches. Three of these branches closed in June 2012, one closed in July 2012, and the remaining two branches closed in October 2012. The decision to close these branches reflects the Company’s ongoing efforts to improve efficiency through the reduction of occupancy expenses expected to be realized as the branches close and the related leases expire and the bank-owned buildings are sold.

The following table presents, for the year-to-date periods indicated, the major categories of noninterest expense:

Table 9

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$19,937	$19,343
Occupancy expense	5,703	5,546
Furniture and equipment	2,383	2,662
Amortization of intangible assets	2,326	3,074
Other real estate owned	1,161	1,319
Insurance and assessment	2,460	3,208
Professional fees	2,546	2,838
Prepayment penalty on long term debt	—	2,672
Impairment of long-lived assets	2,750	—
Other general and administrative	6,926	6,976
Total noninterest expense	$46,192	$47,638

Noninterest expense decreased $1.4 million to $46.2 million for the nine month period ending September 30, 2012 as compared to $47.6 million for the same period in 2011. The two largest variances in noninterest expense, the prepayment penalty on FHLB borrowings of $2.7 million incurred in September 2011 and the $2.8 impairment charge incurred in June 2012, are largely offsetting. Other noninterest expense decreases include reductions in amortization of intangible assets of $0.7 million and reductions in insurance and assessments of $0.7 million related to lower insurance premiums and lower FDIC assessments discussed in the preceding paragraphs. Partially offsetting these decreases is an increase in salary and benefit expenses of $0.6 million, or 3.1%, primarily related to annual salary increases.

Income Taxes

Excluding the reversal of the remaining deferred tax asset valuation allowance of $6.6 million, the Company recorded a tax expense for the first nine months of 2012 of $2.0 million compared to no tax benefit or expense for the same period in 2011.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. In 2010, based on the significant negative evidence represented by cumulative losses, partially offset by various tax planning strategies, the Company recorded a partial valuation allowance for deferred tax assets in the amount of $8.5 million. In 2012, the remaining partial valuation allowance was fully reversed.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Cash and cash equivalents	$127,823	$107,133	$105,273	$109,225	$93,226
Time deposits with banks	40,000	35,000	—	—	—
Total investments	436,386	398,151	401,357	386,141	314,420
Total loans	1,118,968	1,110,161	1,109,897	1,098,140	1,088,358
Total assets	1,834,978	1,750,539	1,716,444	1,689,668	1,692,368
Earning assets	1,715,200	1,642,669	1,608,029	1,584,746	1,502,068
Deposits	1,395,096	1,378,937	1,338,928	1,313,786	1,330,661

At September 30, 2012, the Company had total assets of $1.8 billion, which represented a $145.6 million increase as compared to December 31, 2011 and a $142.9 million increase as compared to September 30, 2011. The increase in assets from December 31, 2011 consists primarily of a $90.2 million increase in investments, a $20.8 million increase in loans net of unearned discount, an $18.6 million increase in cash and cash equivalents and a $15.6 million increase in securities sold, not yet settled.  The $90.2 million increase in investments is due to management’s strategy to reduce low yielding overnight funding and invest in higher yielding securities. The $20.8 million increase in loans is primarily due to a $21.7 million increase in real estate loans and a $2.7 million increase in commercial loans, partially offset by a $3.5 million decrease in consumer loans.

As compared to September 30, 2011, the increase in total assets is primarily due to an increase in investments of $162.0 million, an increase in loans, net of unearned discount of $30.6 million and an increase in cash and cash equivalents of $34.6 million. These increases are partially offset by a decrease in securities sold, not yet settled of $73.5 million, a decrease in loans held for sale of $14.2 million and a decrease in premises and equipment of $8.3 million. In addition, the allowance for loan losses decreased by $7.3 million from $35.9 million at September 30, 2011 to $28.6 million at September 30, 2012.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Real estate - Residential and Commercial	$725,498	$730,324	$739,359	$712,368	$676,276
Real estate - Construction	53,172	46,413	47,468	44,087	50,614
Equity lines of credit	44,131	44,830	44,745	44,601	47,040
Commercial	226,205	216,974	208,995	223,479	237,454
Agricultural	10,634	10,712	10,417	11,527	11,810
Consumer	19,481	20,146	20,461	22,937	24,523
SBA and other	41,564	42,547	40,249	40,968	42,358
Total gross loans	1,120,685	1,111,946	1,111,694	1,099,967	1,090,075
Less: allowance for loan losses	(28,597)	(29,307)	(30,075)	(34,661)	(35,852)
Unearned discount	(1,717)	(1,785)	(1,797)	(1,827)	(1,717)
Loans, net of unearned discount	$1,090,371	$1,080,854	$1,079,822	$1,063,479	$1,052,506

Loans held for sale at lower of cost or market	$—	$—	$—	$—	$14,200

For the nine months ending September 30, 2012, loans, net of unearned discount increased $20.8 million, primarily due to an increase in real estate loans. The growth in real estate loans in the first nine months of 2012 consists primarily of construction and permanent financing of multi-tenant retail and commercial office buildings that are substantially fully leased. There were $822.8 million of real estate loans at September 30, 2012 compared to $801.1 million at December 31, 2011 and $773.9 million at September 30, 2011.  At September 30, 2012, the

Bank’s overall loan portfolio included 30.7% owner-occupied properties; 17.7% retail and industrial properties; 11.1% office properties; 10.1% other commercial real estate properties; and 4.5% multi-family properties. At September 30, 2012, commercial loans were $226.2 million as compared to $223.5 million at December 31, 2011 and $237.5 million at September 30, 2011. The decline in commercial loans is primarily due to payoffs in the energy portfolio. Excluding the energy portfolio, commercial loans increased $33.1 million, or 20.5%, in the first nine months of 2012.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital. For our Bank, the total reported loans for construction, land development and land represented 52% of capital at both September 30, 2012 and at December 31, 2011, as compared to 67% at September 30, 2011. For our Bank, the total reported commercial real estate loans (excluding loans held for sale) represented 272% of capital at September 30, 2012, as compared to 254% at December 31, 2011, and 253% at September 30, 2011. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado. At September 30, 2012, the Company did not have any significant concentrations in any particular industry.

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

Table 12

As of:	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Nonaccrual loans and leases	$21,185	$21,291	$29,648	$26,801	$45,790
Other impaired loans	543	—	1,301	6	583
Total nonperforming loans	$21,728	$21,291	$30,949	$26,807	$46,373
Other real estate owned and foreclosed assets	23,532	24,640	28,072	29,027	22,008
Total nonperforming assets	$45,260	$45,931	$59,021	$55,834	$68,381

Nonperforming loans	$21,728	$21,291	$30,949	$26,807	$46,373
Allocated allowance for loan losses	(3,774)	(1,859)	(2,572)	(3,490)	(4,483)
Net investment in impaired loans	$17,954	$19,432	$28,377	$23,317	$41,890

Accruing loans past due 90 days or more	$543	$—	$1,301	$6	$583

Loans past due 30-89 days	$7,678	$18,448	$10,798	$10,805	$9,358

Allowance for loan losses	$28,597	$29,307	$30,075	$34,661	$35,852

For the three months ended:

Loans charged-off	$1,067	$2,062	$6,371	$2,603	$4,135
Recoveries	(357)	(794)	(785)	(412)	(132)
Net charge-offs	$710	$1,268	$5,586	$2,191	$4,003

Provision for loan losses	$—	$500	$1,000	$1,000	$1,000

Loan Portfolio Ratios:

Allowance for loan losses to loans, held for investment	2.56%	2.64%	2.71%	3.16%	3.29%
Allowance for loan losses to nonaccrual loans, excluding loans held for sale	134.99%	137.65%	101.44%	129.33%	113.49%
Allowance for loan losses to nonperforming assets, excluding loans held for sale	63.18%	63.81%	50.96%	62.08%	66.17%
Allowance for loan losses to nonperforming loans, held for investment	131.61%	137.65%	97.17%	129.30%	111.43%
Annualized net charge-offs to average loans	0.26%	0.46%	2.03%	0.80%	1.44%
Nonperforming assets to total assets	2.47%	2.62%	3.44%	3.30%	4.04%
Nonperforming loans to loans, net of unearned discount	1.94%	1.92%	2.79%	2.44%	4.21%
Loans 30-89 days past due to loans, net of unearned discount	0.69%	1.66%	0.97%	0.98%	0.85%

During the third quarter 2012, nonaccrual loans remained relatively flat as compared to June 30, 2012.  However, shortly after the close of the third quarter, the largest single nonaccrual loan of $6.7 million was paid off.  As compared to the third quarter 2011, nonaccrual loans decreased $24.6 million, or 53.7%, at September 30, 2012 due to the Company’s continued efforts to improve overall credit quality.

The Company has an internal risk rating system of classifying loans as pass, watch, special mention, substandard, doubtful and loss. These internal guidelines are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, loans internally classified as substandard, doubtful or loss are considered adversely classified loans. The amount of accruing loans that the Company has internally considered to be adversely classified was $28.8 million at September 30, 2012, as compared to $25.9 million at December 31, 2011 and $26.5 million at September 30, 2011.

In addition to adversely classified loans, the Company has loans that are considered to be Special Mention or Watch loans.  The amount of loans that the Company has internally considered to be Special Mention or Watch decreased by $31.9 million, or 31.7%, to $68.9 million as compared to $100.8 million at December 31, 2011 and decreased $30.3 million, or 30.6%,  as compared to $99.2 million at September 30, 2011. Each internal risk classification is judgmental, but based on both objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the third quarter 2012 were $0.7 million as compared to $1.3 million in the second quarter 2012 and $4.0 million in the third quarter 2011.

At September 30, 2012, our classified assets as a percentage of capital and allowance for loan losses were 32.1%, a favorable decline from 33.8% at June 30, 2012 and 36.6% at December 31, 2011.

Other real estate owned was $23.5 million at September 30, 2012 compared to $24.6 million at June 30, 2012 and $22.0 million at September 30, 2011. The balance of other real estate owned at September 30, 2012 was comprised of 28 separate properties, of which $4.3 million were land and $19.2 million were commercial real estate, including multi-family units. A single resort property represents $13.9 million of the $19.2 million balance in commercial real estate as of September 30, 2012. The balance at September 30, 2011 was comprised of approximately 33 separate properties, of which $7.7 million were land; $13.9 million were commercial real estate; and $0.4 million were residential real estate.

As of September 30, 2012 and December 31, 2011, no additional funds were committed to be advanced in connection with non-performing loans.

As of September 30, 2012, we had $11.8 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.8 million. As of December 31, 2011, we had $11.7 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.5 million. The troubled debt restructurings are included in impaired loans above. The Company has no unfunded commitments to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 2.56% at September 30, 2012, as compared to 3.16% at December 31, 2011 and 3.29% at September 30, 2011.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over the past two to three years adjusted for qualitative factors affecting loan portfolio collectability as described above. Management also looks at risk ratings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “special mention”, “substandard”‘, “doubtful” and “loss”.  Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above. Loans segregated by risk rating categories watch, special mention or substandard are evaluated for trends in volume and severity.

The provision for loan losses recorded year-to-date in 2012 was required in order for the Company to maintain the allowance for loan losses at a level necessary to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2012. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $3.8 million, or 13.2%, of the $28.6 million allowance for loan losses at September 30, 2012, relates to loans with specific allowance allocations. This compares to a specific reserve of $3.5 million, or 10.1%, of the total allowance for loan losses at December 31, 2011.

The general component of the allowance for loan losses as a percent of loans that are not impaired, net of unearned discount, was 2.26% at September 30, 2012, as compared to 2.47% at June 30, 2012 and 2.91% at December 31, 2011. The decrease in the general component of the allowance as a percentage of performing loans is generally due to the reductions in historical charge-off levels. Annualized net charge-offs as a percentage of average loans is 0.92% for 2012, as compared to 1.57% as of December 31, 2011 and 2.86% as of December 31, 2010.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Balance, beginning of period	$34,661	$47,069
Loan charge-offs:
Real estate - Residential and Commercial	3,379	10,864
Real estate - Construction	287	4,698
Commercial	5,362	615
Consumer	71	95
Other	401	710
Total loan charge-offs	9,500	16,982
Recoveries:
Real estate - Residential and Commercial	585	1,097
Real estate - Construction	1,210	503
Commercial	74	120
Consumer	43	39
Other	24	6
Total loan recoveries	1,936	1,765
Net loan charge-offs	7,564	15,217
Provision for loan losses	1,500	4,000
Balance, end of period	$28,597	$35,852

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

The carrying value of our portfolio of investment securities at September 30, 2012 and December 31, 2011 was as follows:

Table 14

	September 30,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$53,530	$52,890	$640	1.2%
Mortgage-backed securities – agency/residential	287,261	265,030	22,231	8.4%
Mortgage-backed securities – private/residential	723	752	(29)	(3.9)%
Marketable equity	1,519	1,519	—	0.0%
Trust preferred	31,634	32,961	(1,327)	(4.0)%
Corporate and other	20,965	—	20,965	100.0%
Total securities available for sale	$395,632	$353,152	$42,480	12.0%

Securities held to maturity:
State and municipal	$6,147	$—	$6,147	100.0%
Mortgage-backed securities – agency/residential	20,139	18,424	1,715	9.3%
Total securities held to maturity	$26,286	$18,424	$7,862	42.7%

The carrying value of our available for sale investment securities at September 30, 2012 was $395.6 million, compared to the December 31, 2011 carrying value of $353.2 million. Year-to-date purchase activity in our investment portfolio has been a combination of U.S. government sponsored agency mortgage-backed securities, CMOs, trust preferred securities, corporate bonds and rated municipal bonds.  In addition, we sold certain securities in anticipation of an expected increase in prepayment speeds and the resulting diminished future earning capacity.

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

Three municipal bonds were priced using significant unobservable inputs as of September 30, 2012. The first revenue bond has a par value of $36.5 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. At September 30, 2012, this hospital bond had an unrealized loss of approximately $0.3 million, all of which was determined to be related to temporary changes in interest rates. The second revenue bond had a par value of $12.0 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond had an unrealized gain of approximately $0.3 million based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments. The third municipal bond had a par value of approximately $4.5 million, prior to an other-than-temporary-impairment of $3.5 million recorded in 2010. The repayment of this bond is primarily based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor. During 2010, the bond defaulted for non-payment of monthly interest payments. In October 2012, we received a $200,000 deficiency payment on the bond and expect to foreclosure on the underlying property in the fourth quarter 2012. Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor who abandoned the project, it was determined that the $3.5 million other-than-temporary-impairment recorded in 2010 had not changed as of September 30, 2012.

At September 30, 2012, there were 22 individual securities in an unrealized loss position (excluding the bond with the previously recorded other-than-temporary-impairment). Of the 22 securities in an unrealized loss position at September 30, 2012, four individual securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 18 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At September 30, 2012, the Company did not intend to sell any of the 22 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At September 30, 2012 and December 31, 2011, we held $14.5 million and $14.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in the above table (Table 14). Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. Management reviews the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	September 30, 2012		At December 31, 2011
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$514,912	36.91%	$450,451	34.29%
Interest-bearing demand and NOW	286,888	20.57%	289,987	22.07%
Money market	290,520	20.82%	277,997	21.16%
Savings	99,654	7.14%	91,260	6.95%
Time	203,122	14.56%	204,091	15.53%
Total deposits	$1,395,096	100.00%	$1,313,786	100.00%

Deposits, other than time deposits, increased by $82.3 million at September 30, 2012, as compared to December 31, 2011, and increased by $107.2 million as compared to September 30, 2011. The increases in non-maturity deposits were primarily attributable to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percent of total deposits increased to approximately 36.9% at September 30, 2012, as compared to 34.3% at December 31, 2011. Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances remained relatively flat as compared to December 31, 2011 and represent 14.6% of total deposits at September 30, 2012. The majority of the time deposit balance represents deposits of local customers, with only $16.1 million representing brokered deposits, as compared to $10.2 million at December 31, 2011 and $39.7 million at September 30, 2011. Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At September 30, 2012, our securities sold under agreement to repurchase increased $67.1 million from $16.6 million as of December 31, 2011 to $83.7 million. This increase is primarily related to a single depositor whose balance is expected to be re-deployed into the depositor’s operations in early 2013.

Borrowings and Subordinated Debentures

At September 30, 2012, our outstanding borrowings were $110.2 million as compared to $110.2 million at December 31, 2011. These balances are solely related to term note borrowings at FHLB. The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at September 30, 2012 and December 31, 2011 was $314.5 million and $217.4 million, respectively. The increase in the Bank’s FHLB line of credit is primarily due to FHLB removal of the requirement to pledge and deliver collateral, allowing the Bank to pledge additional assets under a blanket pledge agreement.

The borrowings at September 30, 2012 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 13 to 64 months. The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at September 30, 2012. The majority of the FHLB term advances at September 30, 2012 have Bermudan conversion options to a variable rate. If the notes are not converted by the FHLB, the notes become convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. Three notes totaling $90 million have potential conversions in 2012; a $40 million note with a rate of 3.17%, a $30 million note with a rate of 2.95%, a $20 million note with a rate of 2.52%. The remaining convertible note of $20 million becomes convertible January 23, 2013 and bears an interest rate of 3.04%. The notes can only be prepaid without penalty at or after conversion. The Bank had a line of credit with the FHLB at September 30, 2012, but there was no balance outstanding on this line of credit as of this date or as of December 31, 2011. The interest rate on the line of credit varies with the federal funds rate, and was 0.25% at September 30, 2012. Under an advance, pledge, and security agreement with the FHLB, the Bank and has additional borrowing capacity of approximately $204.3 million at September 30, 2012.

At September 30, 2012, we had a $41,239,000 aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 5.98%. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. The CenBank Trust I issuance of $10.3 million has a fixed rate of 10.6% and has been callable since September 7, 2010, and continues to be callable, with a non-prohibitive penalty, semi-annually. The CenBank Trust II issuance of $5.2 million has a fixed rate of 10.2% and became callable semi-annually starting on February 22, 2011, and continues to be callable, with a non-prohibitive penalty, semi-annually. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement.  On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures and continued to defer interest during the first six months of 2012. During the third quarter 2012, the Company paid off all previously deferred interest and began payment of regularly scheduled interest payments, resulting in an expected decline in interest expense of $0.1 million in future quarters.

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

Under the recent joint rule proposals from the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation to revise the regulatory capital rules, all trust preferred securities are expected to be phased out from Tier 1 capital. We will continue to monitor the implementation of these proposed regulations.

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

For regulatory purposes, the Company maintains capital above the minimum core standards. The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2012, the Bank’s capital ratios are significantly above the regulatory capital threshold of “well-capitalized”.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 16

	Ratio at September 30, 2012	Ratio at December 31, 2011	Ratio at September 30, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution

Total Risk-Based Capital Ratio
Consolidated	16.46%	16.33%	16.64%	8.00%	N/A
Guaranty Bank and Trust Company	15.68%	15.59%	15.90%	8.00%	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.20%	15.06%	15.37%	4.00%	N/A
Guaranty Bank and Trust Company	14.42%	14.32%	14.63%	4.00%	6.00%
Leverage Ratio
Consolidated	12.16%	12.12%	11.36%	4.00%	N/A
Guaranty Bank and Trust Company	11.54%	11.53%	10.82%	4.00%	5.00%

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

Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve and the Colorado Division of Banking prior to payment of a dividend to the Company.

Under the terms of each of our four trust preferred financings, including our related subordinated debentures, which occurred on September 7, 2000, February 22, 2001, June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement). On July 31, 2009, we elected to defer regularly scheduled interest payments on each of our subordinated debentures until further notice. During the third quarter 2012, we paid all previously deferred interest and returned to payment of regularly scheduled interest payments on each of our subordinated debentures.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	September 30, 2012	December 31, 2011
	(In thousands)
Commitments to extend credit:
Variable	$288,220	$222,298
Fixed	47,102	40,605
Total commitments to extend credit	$335,322	$262,903

Standby letters of credit	$11,874	$10,836

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets. At September 30, 2012, the Company had $127.8 million of cash and cash equivalents, including $119.8 million of interest-bearing deposits at banks (most of which were held at the Federal Reserve Bank of Kansas City) and $40.0 million in short-term time deposits due from banks that could be used for the Bank’s immediate liquidity needs. Further, the Company had $17.4 million of excess pledging related to customer accounts that require collateral at September 30, 2012 and $181.1 million of unencumbered securities that are available for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At September 30, 2012, the Bank had approximately $204.3 million of availability on its FHLB line, $55.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $3.0 million of availability with the Federal Reserve discount window.

At September 30, 2012, the Bank has $16.1 million of brokered deposits, $0.1 that will mature in February 2013 and $16.0 million that will mature in August through September 2017. The Bank continues to evaluate new brokered deposits as a source of low-cost funding.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our board of directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. As discussed above, various banking laws applicable to the Bank limit the payment of dividends by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve and the Colorado Division of Banking prior to payment of a dividend to the Company.  Under the terms of our trust preferred financings, we may defer payment of interest on the subordinated debentures and related trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. On July 31, 2009, we gave notice that we would defer regularly scheduled interest payments on each of our subordinated debentures.  During the third quarter 2012, we paid all previously deferred interest and returned to payment of regularly scheduled interest payments on each of our subordinated debentures.

As of September 30, 2012, the holding company had approximately $8.3 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2014.

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

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income. This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of an immediate change in market rates of 100, 200 and 300 basis point upward or downward over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

The following table shows the net interest income increase or decrease over the next twelve months as of September 30, 2012 and 2011:

Table 18

MARKET RISK:

	Annualized Net Interest Income
	September 30, 2012	September 30, 2011
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$8,190	$8,666
200	5,511	5,409
100	2,996	2,670
Static	—	—
(100)	(3,567)	(1,936)
(200)	(3,696)	(2,415)
(300)	(3,229)	(2,180)

Overall, the Company believes it is asset sensitive. At September 30, 2012, the Company is positioned to have a short-term favorable interest income impact in an immediate 300 basis point, 200 basis point or 100 basis point increase in market interest rates. This is due to the amount of overnight funding and variable rate loans on the books. Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate. As rates rise, the loan rate may continue to be at the minimum rate. At September 30, 2012, variable rate loans with loan rates more than 100 basis points below the floor are $161.1 million and represent 38.8% of all variable rate loans. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 or 300 basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at September 30, 2012, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.            Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)         None.

(b)         None.

(c)    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the third quarter 2012. These purchases relate to the net settlement by employees related to vested, restricted stock awards. The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares Purchased	Average Price Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	1,036	1.97
September 1 to September 30	—	—
	1,036	$1.97

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

Dated: October 29, 2012	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary