Form 10-K
period 2012-12-31
Guaranty Bancorp
filed 2013-02-14
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

(303) 675-1194

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”; “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s voting common stock as of the close of business on June 30, 2012, was approximately $103.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant’s voting and non-voting common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 11, 2013, there were 101,819,333 shares of the registrant’s voting common stock outstanding, including 2,639,585 shares of unvested stock grants, and 5,095,000 shares of the registrant’s non-voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

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

ITEM 1. BUSINESS

Guaranty Bancorp

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our bank subsidiary, Guaranty Bank and Trust Company (“Guaranty Bank” or “Bank”).

When we say “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with the Bank. When we refer to “Guaranty Bancorp” or the “holding company”, we are referring to the parent company on a standalone basis.

At December 31, 2012, we had total assets of $1.9 billion, net loans of $1.1 billion, deposits of $1.5 billion and stockholders’ equity of $188.2 million, and we operated 28 branches and one investment advisory firm in Colorado through our bank subsidiary, Guaranty Bank.

Guaranty Bancorp was incorporated in 2004 in Delaware under the name Centennial C Corp, and in 2004 and 2005 acquired several banking institutions and other entities, including Guaranty Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or Guaranty Bank or divested.

On May 12, 2008, the Company changed its name from Centennial Bank Holdings, Inc. to Guaranty Bancorp.   Since January 1, 2008, we have had a single bank subsidiary, Guaranty Bank and Trust Company. Guaranty Bank owns several single-member limited liability companies that hold real estate as well as an investment advisory firm, described below.

During 2012, Guaranty Bank purchased substantially all of the assets of Private Capital Management, a Denver-based firm that had been providing investment advisory and financial planning services to wealthy individuals for over ten years. In January 2013, Private Capital Management (“PCM”) became a subsidiary of Guaranty Bank.

Business

The Bank provides banking and other financial services including commercial and industrial, real estate, construction, energy, consumer and agricultural loans throughout its targeted Colorado markets to consumers and small to medium-sized business, including the owners and employees of those businesses. The Bank and its subsidiary, PCM, also provide wealth management services, including private banking, investment management and trust services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or customer. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

We concentrate our lending activities in the following principal areas:

Commercial Loans: Our commercial and industrial loan portfolio is comprised of operating loans secured by business assets. The portfolio is not concentrated in any particular industry. We classify loans by borrowers’ intended purpose for the loan rather than based on the underlying collateral. Therefore, we include loans within this portfolio that are collateralized with various assets, including real estate. Repayment of secured commercial and industrial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. Such risks can be significantly affected by economic conditions.

Commercial and Residential Real Estate Loans: This portfolio is mostly comprised of loans secured by commercial and residential real estate. The commercial real estate portfolio generally consists of owner-occupied, retail and industrial, office and multi-family properties. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Residential real estate is comprised of residential mortgages, primarily jumbo mortgages and home equity lines to customers in our markets. Home equity lines are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage.

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

Installment Loans to Individuals and Other Consumer Loans: This category includes miscellaneous consumer loans including overdraft protection and lines-of-credit. Consumer loans may be unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Small Business Administration Loans: Our Small Business Administration (“SBA”) portfolio consists of SBA guaranteed and other SBA-related loans. The guaranteed loans are for qualifying business purposes with maturity dates ranging from 7 to 25 years.  The SBA guarantees up to 90% of the financing for these types of loans. The SBA-related loans are originated in partnership with the SBA under the SBA’s 504 program primarily on owner-occupied commercial real estate with maturity dates ranging from 10 to 20 years.

In addition, we provide traditional deposit accounts such as demand, interest-bearing demand, NOW, money market, IRA, time deposits and savings accounts. Our certificate of deposit customers primarily represent local relationships. Our branch network enables us to offer a full range of deposits, loans and personalized services to our targeted commercial and consumer customers.

Our Philosophy and Strategy

We have established a philosophy of relationship banking: providing highly personalized and responsive services based on exceptional customer service. Our identity statement reads that we are a deeply rooted Colorado community bank that provides sound financial solutions to customers through experienced, engaged and empowered employees. Our mission statement expands on this by stating that we strive to be the most admired and respected bank in Colorado where customers want to bank, employees are proud to work, stockholders value their investment and growth creates opportunities.

Our strategy to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins has not changed despite the financial challenges affecting both the national and local economy over the past several years. We emphasize high-quality customer service, commercial and retail banking and low-cost demand deposits, serving the needs of small to medium-sized businesses, the owners and employees of those businesses and retail customers in the communities we serve. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to react more quickly to customers’ needs and provide a superior level of customer service compared to larger regional and super-regional banks.

Our Principal Markets

We operate 28 branches and one investment advisory firm, located throughout Colorado’s Front Range, including the Denver metropolitan area. The region includes the counties of Adams, Arapahoe, Boulder, Broomfield, Denver, Douglas, Jefferson, Larimer and Weld. Colorado’s Front Range has a regional economy that is a diverse mix of advanced technology, tourism, manufacturing, service firms, government, education, retail, small business, construction and agriculture.

Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets, or in relation to the overall business of the Company. Approximately 74% of our loan portfolio held for investment at December 31, 2012 consisted of real estate-related loans, including construction loans, miniperm loans, commercial owner-occupied real estate loans and jumbo mortgage loans. Our business activities are primarily focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the commercial and residential real estate markets.

Competition

The banking business in Colorado is highly competitive. The market is characterized by a number of large financial institutions with a large number of offices and numerous small to moderate-sized community banks and credit unions. Other entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with brokerage firms, investment advisors, money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including on-line banking services and personal finance software. Additionally, we expect competition to intensify among financial services companies due to the recent acquisition of failed institutions within our market area by other competing, out-of-state financial institutions. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers. In order to compete with other competitors in our primary service area, we utilize to the fullest extent possible the flexibility that our community bank status permits, including an emphasis on specialized services, local promotional activity and personal contacts.

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

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the State of Colorado have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the materially relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes, regulations and policies discussed. Any change in applicable laws, regulations or regulatory policies may have a material effect on our businesses, operations and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

Regulatory Agencies

Guaranty Bancorp is a legal entity separate and distinct from its bank subsidiary, Guaranty Bank. As a bank holding company, Guaranty Bancorp is regulated under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. Guaranty Bancorp is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Guaranty Bancorp is listed on The NASDAQ Stock Market LLC (Nasdaq) under the trading symbol “GBNK,” and is subject to the rules of Nasdaq for listed companies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•          Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection (CFPB), with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

•          Make permanent the $250,000 limit for federal deposit insurance.

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

Sound banking practices.  Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. For example, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

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

The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

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

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

The Company is also subject to the Change in Bank Control Act of 1978 (the “Control Act”) and related Federal Reserve Board regulations, which provide that any person who proposes to acquire 10% or more (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held and some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company’s securities, or who proposes to acquire actual control, must provide the Federal Reserve Board with 60 days’ prior written notice of the acquisition. The Federal Reserve Board may disapprove a proposed acquisition if (i) it would result in adverse competitive effects, (ii) the financial condition of the acquiring person might jeopardize the institution’s financial stability or prejudice the interests of depositors, (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public, or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve Board. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire “control”, as those terms are defined in the BHC Act and Federal Reserve Board regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve Board’s prior approval under the BHC Act to become a bank holding company.

Dividends.  The principal source of the holding company’s cash revenues is from dividends from the Bank. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

In 2009, the Federal Reserve Board issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve Board stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a bank holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a bank holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated.  The Federal Reserve Board further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Additionally, as discussed above, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies.

Stock Redemptions and Repurchases.  It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed above under “Dividends”.  The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased.  A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs.  In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10 percent or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

Annual Reporting; Examinations. The holding company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards.  FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

Transactions with Affiliates. The holding company and the Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Capital Adequacy and Prompt Corrective Action — Guaranty Bancorp and Guaranty Bank

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

The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution or holding company’s capital, in turn, is classified into one of three tiers, depending on type:

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

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, that federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank at December 31, 2012 and 2011, see the discussion under the section captioned “Capital” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 —Regulatory Capital Matters in the notes to consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

The federal bank regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In July 2007, the U.S. banking and thrift agencies reached an agreement on the implementation of the capital adequacy regulations and standards based on Basel II. In November 2007, the agencies approved final rules to implement the new risk-based capital requirements in the United States for large, internationally active banking organizations, or “core banks” - defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective as of April 1, 2008. We are not a core bank and do not apply the BIS II approach to computing risk-weighted assets.

In response to the recent economic and financial industry crisis, the Basel Committee on Banking Supervision and their oversight body - the Group of Central Bank Governors and Heads of Supervision (GHOS) — set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III will strengthen existing capital requirements and introduce a global liquidity standard.  In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements.  The comment period on the NPRs expired on October 22, 2012.  Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve Board, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline.  If approved, in their current form, the NPRs would be effective over a phased-in-period from 2013 to 2019.  We are in the process of evaluating the impact of the proposed rules on both Guaranty Bancorp and Guaranty Bank.

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

In 2010, the Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the DIF.  Among other things, the Dodd-Frank Act (1) raised the minimum fund reserve ratio from 1.15% to 1.35%, (2) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (3) eliminated the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (4) removed the 1.5% cap on the reserve ratio, (5) granted the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (6) changed the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period.  In December 2010, the FDIC set the minimum reserve ratio at 2.00%.  In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (1) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (2) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (3) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed.  On February 7, 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates.  In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, and changing the brokered deposit adjustment to conform to the change in the assessment base.  The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.  In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 0.64 basis points, which is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

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

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (TAGP), which provided full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agreed to participate in the program through December 31, 2010. Guaranty Bank elected to participate in the TAGP. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage for noninterest-bearing transaction deposit accounts for an additional two years. This unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

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

Concentration in Commercial Real Estate Lending.  As a part of its regulatory oversight, the federal regulators have issued guidelines on sound risk management practices to address a financial institution’s concentrations in commercial real estate (“CRE”) lending activities.  The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels.  First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”).  Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period.  As of December 31, 2012, the Bank’s CRE 1 Concentration level was 57 percent and the Bank’s CRE 2 Concentration level was 278 percent.  We have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

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

Examinations. The Bank is examined from time to time by its primary federal banking regulator, the Federal Reserve, and the Colorado Division of Banking and is charged for the cost of such an examination.  Based upon an examination, the Federal Reserve and the Colorado Division of Banking may revalue the Bank’s assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions over the last decade has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Other Laws and Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•                                          the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•                                          the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                                          the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                                          the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•                                          the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•                                          the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•                                          the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                                          the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Guidance on Sound Incentive Compensation Policies

In 2010, the federal bank regulators jointly issued final guidance on sound incentive compensation policies (“SICP”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The SICP guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions.  The SICP guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, in 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.  In February 2011, the federal financial regulators issued joint proposed regulations to implement the Dodd-Frank Act requirement that the federal financial regulators prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risks.  The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

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

Monetary Policy and Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries.  Among the means available to the Federal Reserve Board to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.  These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. The Federal Reserve Board’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.  The nature of future monetary policies and the effect of these policies on the Bank’s business and earnings cannot be predicted.

Employees

At December 31, 2012, we employed 378 employees, including 344 full-time employees and 34 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Available Information

Guaranty Bancorp maintains an Internet website at www.gbnk.com. At this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.gbnk.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Corporate Risk Committee and Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is available on our corporate website.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to economic conditions over the past several years affecting the real estate market, many lending institutions, including us, experienced substantial declines in the performance of their loans, including construction, land development loans and land loans and commercial loans. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans declined over the past several years and, despite recent signs of market improvement, there can be no assurance that these values will improve or continue to improve. The negative developments in the financial industry and credit markets over the past several years may continue to adversely impact our financial condition and results of operations.

We are Subject to Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.

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

Our Business Has Been and May Continue to be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

Negative developments in the financial services industry during 2008-2011 resulted in uncertainty in the financial markets in general and a related general economic recession. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly during this period.  Many of these circumstances continued into 2012 and continue to be an issue today.

As a result of these financial and economic crises, many lending institutions, including us, experienced in recent years declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and even today may continue to decline. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments, including another recession, may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past five years, the general business environment has had an adverse effect on our business, and although there have been recent signs of improvement, there can be no assurance that the environment will continue to improve in the near or long term. Until economic conditions further improve, our business, financial condition and results of operations could be adversely affected.

The Level of our Commercial Real Estate Loan Portfolio May Subject us to Additional Regulatory Scrutiny

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

For the Bank, the amount of total reported loans for construction, land development and other land represented 57% of capital at December 31, 2012 as compared to 52% of capital at December 31, 2011. Further, the Bank’s total reported commercial real estate loans to total capital is 278% at December 31, 2012, as compared to 254% of capital at December 31, 2011. These ratios are below the regulatory commercial real estate concentration guideline levels of

100% for land and construction loans and 300% for all investor real estate loans. As a result, we have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

Although our concentrations currently fall below the regulatory guidelines, there is no assurance that in the future we may exceed the levels set forth in these guidelines and be required to take additional steps to mitigate our potential concentration risk or be required the raising of additional capital in order to further reduce our risk. In addition, if we are considered to have a concentration in commercial real estate lending under the foregoing standards in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs as well as potential regulatory enforcement action.

Recent Legislative and Regulatory Initiatives Have Imposed Restrictions and Requirements on Financial Institutions That Could Have an Adverse Effect on Our Business

The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps over the past several years to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program (TARP), as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to the recent financial crisis, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the rules required to be implemented by governmental agencies still have not been promulgated or implemented. These rules have or expect to increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules have impacted or will impact, as examples, the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

There can be no Assurance That the Dodd-Frank Act and Other Government Programs Will Stabilize or Improve the U.S. Financial System

There can also be no assurance as to the actual impact that the Dodd-Frank Act and other programs will continue to have on the financial markets, including credit availability. The failure of the Dodd-Frank Act or other programs to stabilize or improve the financial markets and another economic or financial market downturn could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our voting common stock.

The new Basel III capital rules proposed in 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business when implemented.

Many of these proposals could be applicable to us when adopted and effective, and if adopted in their current proposed form will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, the risk-weighting of various assets. The Federal Reserve Board, the FDIC and the OCC have indefinitely delayed the start date for the Basel III capital rules. However, these proposals, if implemented in their current form, could have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and, therefore, may adversely affect our results of operations and financial condition.

We Continue to Hold and Acquire Other Real Estate Owned (“OREO”) Properties, Which has Led to Increased Operating Expenses and Vulnerability to Additional Declines in Real Property Values

We foreclose on and take title to the real estate serving as collateral for a number of our loans as part of our business. The balance at December 31, 2012 was comprised of 25 separate properties with an aggregate carrying value of $19.6 million, of which $4.1 million is land and $15.5 million is commercial real estate including multi-family units. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

We May be Required to Charge Off Additional Loans in the Future and Make Further Increases in Our Provisions for Loan Losses Which Could Adversely Affect Our Results of Operations

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations; and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Front Range of Colorado. If the real estate valuation trends of the past several years continue, we could experience increased delinquencies and credit losses, particularly with respect to commercial real estate loans.

As a result of periodic reviews, we might adjust our allowance for loan losses based on differences in judgment between the regulators and management. This could result in an increase in the provision for loan losses or the recognition of further loan charge-offs.

If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses.

Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in http://www.snl.com/irweblinkx/ShowFile.aspx?KeyFile=2183026 - toc#tocthis report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposit renewals or rollovers, secured or unsecured borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or under terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. We rely primarily on commercial and retail deposits and to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank (“FHLB”) of Topeka and other secured and unsecured borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Topeka or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized”, we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be restricted.

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

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could potentially stress the Bank’s liquidity and potentially have a negative impact on the Bank’s cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, are insured by the FDIC over and above the customary $250,000 limit. This program expired on December 31, 2012. The expiration of the program could potentially cause depositors of the Bank to withdraw deposits in excess of FDIC—insured levels. The withdrawal of these deposits could potentially cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could potentially have a negative impact on the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits.

Concern of Customers Over Deposit Insurance May Cause a Decrease in Deposits

With the increased number of bank failures over the past several years, including several in Colorado, customers have become more concerned and aware about the extent to which their deposits are insured by the FDIC. In addition, with the expiration on December 31, 2012 of the FDIC’s unlimited insurance coverage for noninterest-bearing transaction accounts (described above), such customer concerns may have also been further heightened. As a result, customers may either withdraw deposits or elect not to increase their deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Our Deposit Insurance Premiums Could Increase in the Future, Which Could Have a Material Adverse Effect on our Future Earnings

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (DIF) at a certain level. Recent economic conditions have increased bank failures, in which case the FDIC ensures payments of deposits up to insured limits from the DIF.

Effective April 1, 2011, the FDIC implemented new rules required by the Dodd-Frank Act with respect to the FDIC assessments. In particular, the definition of an institution’s deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively. At December 31, 2012, the Bank’s total assessment rate was approximately 14 basis points. Although the Bank’s FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, which could have an adverse effect on the Bank’s earnings.

In addition, the FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

We May Elect to Sell Loans to Third Parties, Which Could Result in Losses and Reduce our Capital Levels

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, or on reasonable terms, it may have a material adverse effect on our financial condition, results of operations and prospects and we may become subject to increased regulatory supervision and the imposition of restrictions on our growth and our business.

The Value of Securities in Our Investment Securities Portfolio May be Negatively Affected by Disruptions in Securities Markets

The market for some of the investment securities held in our portfolio has been volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Our mortgage-backed security portfolio may be subject to prepayment risk as the borrower’s of the underlying loans are able to refinance their current mortgages into lower rate mortgages. Our mortgage-backed portfolio may also be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds.

The Soundness of Other Financial Institutions Could Adversely Affect Us

Since mid-2007, the financial services industry, as a whole, has been materially and adversely affected by very significant declines in the securities markets. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

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

Our Tax Position Could Change Periodically, Which Could Adversely Affect Our Income Tax Position. In Addition, Our Net Operating Loss Carryforwards and Built-in Losses Could be Substantially Limited if We Experience an Ownership Change as Defined in the Internal Revenue Code

The Company may experience negative or unforeseen tax consequences. At December 31, 2012, the Company had a net deferred tax asset of $14,990,000, which includes the net unrealized gain on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. As a result, the Company had no valuation allowance as of December 31, 2012. Any change in deferred tax assets and liabilities could have a material adverse impact on the Company’s results of operations and financial condition.

In addition, the benefit of our built-in losses would be reduced if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (Section 382). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a limitation of the annual deductibility of our built-in losses.

Tax Law Changes May Adversely Affect Our Net Income, Effective Tax Rate and Our Overall Results of Operations and Financial Condition

The Company’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company’s financial condition and results of operations.

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

This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC’s insurance fund and our depositors and borrowers, rather than our stockholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Red Flag Identity Theft rules under the Fair and Accurate Credit Transactions Act and Colorado’s deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. Given the most recent economic downturn and related legislative initiatives, additional regulations and laws that may affect us are increasingly likely. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

Our Profitability Depends Significantly on Economic Conditions in the Colorado Front Range

Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Front Range of Colorado, which includes the Denver metropolitan area. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, natural disasters, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition, results of operations and cash flows. Deterioration in economic conditions, in particular within our primary market areas, could result in the following consequences, among others, any of which could hurt our business materially: loan delinquencies on real estate, commercial and consumer loans may increase; problem assets and foreclosures may increase; demand for our products and services may decline; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans. In view of the concentration of our operations and the collateral securing our loan portfolio in Colorado’s Front Range, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A Downturn in Our Real Estate Markets Could Hurt Our Business

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2012, approximately 74% of the book value of our loan portfolio consisted of real estate loans. Substantially all of our real estate loans are located in Colorado. While we do not have any sub-prime loans, our construction, land development and land loan portfolio, along with our commercial and multi-family loan portfolios and certain of our other loans, have been affected by the most recent downturn in the residential and commercial real estate markets. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that any further declines in the real estate markets in our primary market areas would affect our business. If real estate values further decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

New Lines of Business or New Products and Services May Subject Us to Additional Risks

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We Operate in a Highly Competitive Industry and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, investment advisers, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Additionally, we expect competition to intensify among financial services companies due to the recent acquisition of failed institutions in our market area by other competing, out-of-state financial institutions. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

We Rely on Dividends from Our Subsidiary to Fund Company Expenses and Dividends

Because we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues and to fund the holding company’s expenses. Our ability to pay dividends to our stockholders will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law.

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

Although we believe that the current level of cash at the holding company is sufficient to meet the operating needs of the holding company through 2016, assuming that the holding company does not contribute any additional amounts of capital to the Bank, there can be no assurance in this regard and we may be compelled in the future to seek either additional capital or dividends from the Bank to meet such needs. There can be no assurance that we could raise additional capital or that written approval would be obtained from our regulators for any such dividends from the Bank.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

In Particular, We are Subject to Security, Transactional and Operational Risks Relating to the Use of Technology That Could Damage Our Reputation and Our Business

We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures, security applications and fraud mitigation applications designed to prevent or limit the effect of a failure, interruption, or security breach of, or fraud attack on, our information systems, there can be no assurance that any such failures, interruptions, security breaches or fraud attacks will not occur or, if they do occur, that they will be adequately addressed. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals and merchant data collection points provide another source of potential loss, again through no fault of our own. The occurrence of any failures, interruptions or security breaches of, or fraud attacks on, information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Concentrated Ownership of our Stock May Discourage a Change in Control and Have an Adverse Effect on the Share Price of our Voting Common Stock and Also Can Influence Stockholder Decisions

As of February 11, 2013, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 59.6% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

The Holders of Our Junior Subordinated Debentures Have Rights That are Senior to Those of Our Stockholders

We currently have outstanding an aggregate of $40.0 million in junior subordinated debentures in connection with trust preferred securities issuances by our statutory trust subsidiaries. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. During the first quarter of 2013, we expect to redeem $15.0 million of the junior subordinated debentures. For further information on the redemption, see the discussion under “Borrowings” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We May Issue Additional Securities, which could Dilute Your Ownership Percentage

In certain situations, our Board of Directors has the authority, without any vote of our stockholders, to issue shares of our authorized but unissued stock. In the future, we may issue additional securities, through public or private offerings, to raise additional capital or finance acquisitions. Any such issuance would dilute the ownership of current holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, we had a total of 28 branch office properties and one location housing our investment advisory firm, 19 of which we owned and ten of which we leased. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp’s and Guaranty Bank’s principal office is located at 1331 Seventeenth Street, Suite 345, Denver, Colorado 80202.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our voting common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “GBNK”. In addition to our voting commons stock, we have 5,095,000 shares of non-voting common stock outstanding. There is no established public trading market for our non-voting common stock. The table below sets forth the high and low sales prices per share of our voting common stock as reported by Nasdaq for each quarter in the preceding two fiscal years.

	Sales Prices
	High	Low	Close
Year/Quarter:
2012
Fourth quarter	$2.07	$1.63	$1.95
Third quarter	2.23	1.83	2.02
Second quarter	2.20	1.80	2.09
First quarter	1.99	1.44	1.99
2011
Fourth quarter	$1.48	$1.18	$1.47
Third quarter	1.41	1.03	1.20
Second quarter	1.51	1.26	1.35
First quarter	1.62	1.20	1.29

On February 11, 2013, the closing price of our voting common stock on Nasdaq was $2.02 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 214 record holders of our voting common stock and one record holder of our non-voting common stock.

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

Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for a substantial portion of our revenues. For further information on dividend restrictions affecting the Company and the Bank, refer to the discussion in the sub-sections titled “Bank Holding Company Regulations Applicable to Guaranty Bancorp-Dividends” and “Banking Regulations Applicable to Guaranty Bank-Dividends” in Item 1, Business-Supervision and Regulation, and to Note 2(v) in the Notes to the Consolidated Financial Statements contained in Part II, Item 8, Financial Statements and Supplementary Data.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2012:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)

Equity compensation plans approved by security holders	Amended & Restated 2005 Stock Incentive Plan(1)	—	(2)	—	5,435,436	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—
		—		—	5,435,436

(1)	The Amended & Restated 2005 Stock Incentive Plan (the “Incentive Plan”) was approved by the stockholders of the Company at our 2010 Annual Meeting of Stockholders.
(2)	Does not include the 1,696,796 voting shares of unvested stock grants outstanding as of December 31, 2012.
(3)

The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 8,500,000 shares. The number of securities remaining available for future issuance has been reduced by 3,064,564 shares, which represents the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2012.

(4)

All of the 5,435,436 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company’s receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. For 2012, there was no publicly announced plan to repurchase stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our voting common stock during the fourth quarter of 2012.

	Total Shares Purchased (1)	Average Price Paid per Share
October 1 to October 31, 2012	1,176	$1.89
November 1 to November 30, 2012	17,252	1.73
December 1 to December 31, 2012	—	—
	18,428	$1.74

(1)  These shares relate to the net settlement by employees related to vested, restricted stock awards.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements and Factors that Could Affect Future Results” set forth in the beginning of Part I of this report, as well as the discussion set forth in “Item 1A. Risk Factors” and the information set forth in “Item 8. Financial Statements and Supplementary Data.”

Overview

We are a bank holding company providing banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating loans including commercial, energy, real estate, small business and consumer loans. We derive our income primarily from interest received on loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing loan and deposit accounts and fees from investment advisory and trust services. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Guaranty Bancorp has a single bank subsidiary, Guaranty Bank and Trust Company. Guaranty Bank owns several single-member limited liability companies that hold real estate as well as an investment advisory firm, Private Capital Management.

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

Allowance for Loan Losses

The loan portfolio is the largest category of assets on our balance sheet. We determine probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by credit provisions and loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when the present value of expected cash flows or collateral do not support the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates by portfolio segment to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

We estimate the appropriate level of loan loss allowance by conducting a detailed review of a number of smaller portfolio segments that comprise our loan portfolio. We segment the loan portfolio into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The risk profile of certain segments of the loan portfolio may be improving, while the risk profile of others may be deteriorating. As a result, changes in the appropriate level of the allowance for different segments may offset one another. Adjustments to the allowance represent the aggregate impact from the analysis of all portfolio segments.

Other Real Estate Owned and Foreclosed Assets

Other real estate owned or other foreclosed assets acquired through loan foreclosure or loan settlement agreement are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, the valuation allowance is adjusted through a charge to noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recognized in noninterest expense.

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

Additionally, the Company reviews its uncertain tax positions annually. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Intangible Assets

Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit and customer relationship intangible assets with finite lives are tested for impairment when changes in events or circumstances indicate that their carrying amount may not be recoverable. Core deposits were tested for impairment during 2011 and 2012 and we determined that no impairment had occurred.

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 to “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data”, to gain a better understanding of how our financial performance is measured and reported.

RESULTS OF OPERATIONS

The following table presents certain key aspects of our performance.

Table 1

	Year Ended December 31,			Change - Favorable (Unfavorable)
	2012	2011	2010	2012 v 2011	2011 v 2010
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$69,565	$74,313	$87,937	$(4,748)	$(13,624)
Interest expense	9,154	14,419	23,582	5,265	9,163
Net interest income	60,411	59,894	64,355	517	(4,461)
Provision (credit) for loan losses	(2,000)	5,000	34,400	7,000	29,400
Net interest income after provision for loan losses	62,411	54,894	29,955	7,517	24,939
Noninterest income	13,591	13,945	8,102	(354)	5,843
Noninterest expense	64,114	62,487	75,686	(1,627)	13,199
Income (loss) before income taxes	11,888	6,352	(37,629)	5,536	43,981
Income tax benefit	(3,171)	—	(6,290)	3,171	(6,290)
Net income (loss)	$15,059	$6,352	$(31,339)	$8,707	$37,691

Net income (loss) applicable to common stockholders	$15,059	$(13,454)	$(36,963)	$28,513	$23,509

Common Share Data:
Basic income (loss) per common share	$0.14	$(0.21)	$(0.72)	$0.35	$0.51
Diluted income (loss) per common share	$0.14	$(0.21)	$(0.72)	$0.35	$0.51

Average common shares outstanding	103,934,009	64,941,731	51,671,281	38,992,278	13,270,450
Diluted average common shares outstanding	104,391,256	64,941,731	51,671,281	39,449,525	13,270,450

Average equity to average assets	10.25%	9.37%	9.57%	9.39%	(2.09)%
Return on average equity	8.40%	3.83%	(16.44)%	N/M	N/M
Return on average assets	0.86%	0.36%	(1.57)%	N/M	N/M

N/M=not meaningful

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 v 2011	2011 v 2010
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	16.27%	16.33%	14.99%	(0.37)%	8.94%
Leverage ratio	11.93%	12.12%	6.25%	(1.57)%	93.9%
Loans, net of unearned discount to deposits	79.65%	83.59%	82.37%	(4.71)%	1.48%
Allowance for loan losses to loans, net of unearned discount	2.17%	3.16%	3.91%	(31.33)%	(19.18)%
Allowance for loan losses to nonperforming loans	180.67%	129.30%	60.64%	39.73%	113.23%
Classified assets to allowance and Tier 1 capital(1)	25.16%	36.14%	74.19%	(30.38)%	(51.29)%
Non-performing loans to loans, net of unearned discount	1.20%	2.44%	7.53%	(50.82)%	(67.60)%
Noninterest-bearing deposits to total deposits	38.78%	34.29%	25.60%	13.09%	33.95%
Time deposits to total deposits	13.16%	15.53%	32.39%	(15.26)%	(52.05)%

(1)         Based on Bank only Tier 1 capital

2012 Compared to 2011

The Company’s net income for 2012 improved by $8.7 million, or 137.1%, to $15.1 million compared to $6.4 million for the year ended December 31, 2011. Earnings per basic and diluted common share improved to $0.14 for the year ended December 31, 2012 as compared to a loss per basic and diluted common share of $0.21 from the prior year. The prior year loss per common share calculation included a non-cash adjustment of approximately $19.8 million, or $0.30 per basic and diluted common share, related to three quarters of paid-in-kind preferred stock dividends and the mandatory accelerated conversion of the Company’s Series A Convertible Preferred Stock into common stock in September 2011.

The increase in net income in 2012, as compared to 2011, was primarily due to a decline in provision for loan losses of $7.0 million, attributable to continued improvements in credit quality in 2012; the reversal of the deferred tax asset valuation allowance of $6.6 million, discussed below; and the reduction in interest expense of $5.3 million, mostly due to reductions in deposit rates and the early payoff of several Federal Home Loan Bank (“FHLB”) borrowings in September 2011. These improvements were partially offset by a reduction in interest income of $4.7 million, due to declines in average earning assets yields; an increase in noninterest expense of $1.6 million; and a decrease in noninterest income of $0.4 million. The increase in noninterest expense was due to the net increase in other real estate owned (“OREO”) expense of $2.8 million, mostly due to a write-down of $3.0 million on a single property that was subsequently sold in January 2013, and the impairment related to the closure of two branches of $2.8 million, offset by a decrease in intangible amortization of $1.0 million and the FHLB prepayment penalty of $2.7 million recorded in 2011.

The Company had a deferred tax asset valuation allowance of $6.6 million at December 31, 2011. During 2012, this deferred tax valuation allowance was reversed based on the Company’s determination that it was more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, the Company resumed recording income tax expense.

The Company’s total risk-based capital ratio decreased six basis points to 16.27% at December 31, 2012 as compared to 16.33% at December 31, 2011 primarily due an increase in total risk-based assets of $111.2 million, in conjunction with an increase in total risk-based capital of $17.3 million.

Credit quality measures continued to improve in 2012, as evidenced by the 31.1% reduction in the classified asset ratio from 36.6% at December 31, 2011 to 25.2% at December 31, 2012. This ratio was further reduced in January 2013 by the sale of our single largest OREO property with a book value of $10.9 million to approximately 20.5%.

2011 Compared to 2010

The Company’s net income for 2011 was $6.4 million, compared to a loss of $31.3 million for the same period in 2010. The earnings per share calculation for 2011 included a non-cash adjustment of approximately $19.8 million, or $0.30 loss per basic and diluted common share, related to the regular quarterly paid-in-kind dividends on the Company’s Series A Convertible Preferred Stock of $4.6 million, the special paid-in-kind dividend on the Series A Convertible Preferred Stock of $4.8 million and the accelerated conversion of the Series A Convertible Preferred Stock into common stock of $10.4 million. After giving effect to the preferred stock dividends and mandatory accelerated conversion of preferred stock, the loss per basic and diluted common share was $0.21 for 2011, compared to a loss per basic and diluted common share in 2010 of $0.72. Included in the basic and diluted common share computation for 2010 are $5.6 million in preferred stock dividends paid in the form of additional shares of Series A Convertible Preferred Stock. The net income before income taxes was $6.4 million in 2011 compared to a loss of $37.6 million in 2010, an increase in net income before income tax of $44.0 million. The primary causes for the improvement in net income before income tax in 2011 as compared to 2010 were a $29.4 million reduction in provision for loan losses, resulting from reduced levels of nonperforming and classified loans during 2011; a $13.2 million decrease in noninterest expense, primarily attributable to a decrease in expenses related to other real estate owned; an increase in noninterest income of  $5.8 million due to higher net gains on sales of investments, as well as an other-than-temporary impairment (“OTTI”) loss recognized in 2010. These improvements were partially offset by a $4.5 million decrease in net interest income due mostly to a reduced level of earnings assets in 2011.

The Company’s total risk-based capital ratio increased by 134 basis points to 16.33% at December 31, 2011 as compared to 14.99% at December 31, 2010. This increase in our capital ratio is primarily the result of a reduction in total risk-weighted assets and positive net earnings.

The Company’s asset quality trends improved dramatically during 2011. Classified assets decreased 50.5% from $168.4 million at December 31, 2010 to $83.4 million at December 31, 2010.

Net Interest Income and Net Interest Margin

Net interest income is our primary source of income and represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net interest income	$60,411	$59,894	$64,355
Interest rate spread	3.37%	3.25%	3.09%
Net interest margin	3.67%	3.61%	3.47%
Net interest margin, fully tax equivalent	3.77%	3.68%	3.55%

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases while nonaccrued interest thereon, is excluded from the computation of yields earned.

Table 3

	Year Ended December 31,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,110,267	$57,326	5.16%	$1,123,619	$59,985	5.34%
Investment securities (1)
Taxable	333,977	8,746	2.62%	334,377	11,277	3.37%
Tax-exempt	56,680	2,558	4.51%	43,972	2,066	4.70%
Bank stocks (4)	14,583	631	4.33%	16,107	653	4.06%
Other earning assets(5)	129,391	304	0.23%	140,608	332	0.24%
Total interest-earning assets	1,644,898	69,565	4.23%	1,658,683	74,313	4.48%
Non-earning assets:
Cash and due from banks	8,373			13,990
Other assets	95,844			96,259

Total assets	$1,749,115			$1,768,932

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$280,153	$453	0.16%	$188,897	$301	0.16%
Money market	295,613	1,061	0.36%	359,849	1,717	0.48%
Savings	97,263	145	0.15%	86,467	162	0.19%
Time certificates of deposit	194,230	1,219	0.63%	318,514	4,566	1.43%
Total interest-bearing deposits	867,259	2,878	0.33%	953,727	6,746	0.71%
Borrowings:
Repurchase agreements	41,953	67	0.16%	18,525	74	0.40%
Federal funds purchased(6)	2	—	0.97%	12	—	1.12%
Subordinated debentures (7)	45,506	2,882	6.33%	47,066	2,872	6.10%
Borrowings	110,172	3,327	3.02%	149,490	4,727	3.16%
Total interest-bearing liabilities	1,064,892	9,154	0.86%	1,168,820	14,419	1.23%
Noninterest-bearing liabilities:
Demand deposits	496,940			425,763
Other liabilities	7,983			8,548
Total liabilities	1,569,815			1,603,131
Stockholders’ equity	179,300			165,801
Total liabilities and stockholders’ equity	$1,749,115			$1,768,932

Net interest income		$60,411			$59,894
Net interest margin			3.67%			3.61%

(1)         Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.77% and 3.68% for the years ended December 31, 2012 and 2011, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2)         The loan average balances include nonaccrual loans.

(3)         Net loan fees of $1.6 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively, are included in the yield computation.

(4)         Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5)         Balances include interest bearing balances due from banks.

(6)         The interest expense related to federal funds purchased for the years ended December 31, 2012 and 2011 rounded to zero.

(7)         Includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

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

Table 4

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(2,659)	$(1,952)	$(707)
Investment securities
Taxable	(2,531)	(2,518)	(13)
Tax-exempt	492	(78)	570
Bank stocks	(22)	54	(76)
Other earning assets	(28)	(2)	(26)
Total interest income	(4,748)	(4,496)	(252)

Interest expense:
Deposits:
Interest-bearing demand and NOW	152	5	147
Money market	(656)	(381)	(275)
Savings	(17)	(44)	27
Time certificates of deposit	(3,347)	(1,976)	(1,371)
Repurchase agreements	(7)	6	(13)
Federal funds purchased	—	—	—
Subordinated debentures	10	80	(70)
Borrowings	(1,400)	(204)	(1,196)
Total interest expense	(5,265)	(2,514)	(2,751)

Net interest income	$517	$(1,982)	$2,499

2012 Compared to 2011

For the year ended December 31, 2012, the Company’s net interest income increased by $0.5 million to $60.4 million as compared to $59.9 million for the same period in 2011.  This increase in net interest income during 2012 was attributable to a $2.5 million favorable volume variance partially offset by a $2.0 million unfavorable rate variance.

The favorable volume variance of $2.5 million in 2012 as compared to 2011 was the result of a $2.8 million favorable volume variance related to interest bearing liabilities, partially offset by a $0.3 million unfavorable volume variance related to average earning assets. The favorable volume variance in interest bearing liabilities was mostly due an $86.5 million decline in average interest bearing deposits, primarily higher-cost time certificates of deposits and money markets and a $39.9 million decline in average borrowings mostly due to the prepayment of $51.0 million in Federal Home Loan Bank (“FHLB”) advances in September 2011. The unfavorable volume variance in average earning assets was primarily due to a shift in our average earning assets from higher-yielding loan balances to lower-yielding investments during 2012. As compared to prior year, average loans declined $13.4 million with an average yield of 5.16% while average investments increased $10.8 million with an average yield of 2.95%. The level of average overnight funding in 2012 was approximately $129.4 million with an average yield of 0.23% as compared to $140.6 million with an average yield of 0.24% during 2011.

The $2.0 million unfavorable rate variance in 2012 as compared to 2011 was the result of an unfavorable rate variance of $4.5 million related to our earning assets, partially offset by a favorable rate variance of $2.5 million related to our interest bearing liabilities. The unfavorable rate variance in earning assets was primarily due to a 64 basis point decline in average investment securities yields and an 18 basis point decline in average loan yields. The average yield on investment securities has declined due to the acceleration of prepayments on mortgage-backed securities and early calls on trust preferred securities. The declined in loan yield was primarily due to lower rates on new and renewing loans as a result of the competitive rate environment. Cash flows from payments on these higher yielding investments were reinvested in lower-yielding investments, resulting in a decline in average yields during 2012. Similarly, the decline in average loan yields was primarily the result of payoffs of higher-yielding loans, replaced by new lower-yielding loans due to competitive market pressure on rates. The unfavorable rate variance in average earning assets, was partially offset by a 37 basis point decline in our cost of funds during the year, from 1.23% in 2011 to 0.86% in 2012. This decline was mostly due to an 80 basis point decline in the cost of our certificates of deposit, a 12 basis point decline in the cost of our money market deposits and a 14 basis point decline in the cost of our borrowings. The cost of our certificates of deposit declined as higher-cost time deposits matured and were partially replaced with time deposits with lower rates. The cost of our money markets declined as we reduced our rates throughout the year as market conditions allowed. The decline in the cost of borrowings was due to the prepayment of $51.0 million in FHLB term advances with a weighted average rate of 3.50% in September 2011.

The Company submitted redemption notices to the trustees of the CenBank Statutory Trust I and the CenBank Statutory Trust II for full redemption of $15.0 million in trust preferred securities (“TruPs) issued by these trusts. The current fixed rates on these securities are 10.6% on $10.0 million of CenBank Statutory Trust I TruPs and 10.2% on $5.0 million of CenBank Statutory Trust II TruPs. The Company expects to redeem these TruPs during the first quarter of 2013 with an estimated annual savings of approximately $1.6 million.

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Nonaccrual loans are included (excluding loans held for sale) in the calculation of average loans and leases while nonaccrued interest thereon, is excluded from the computation of yields earned.

Table 5

	Year Ended December 31,
	2011			2010
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,123,619	$59,985	5.34%	$1,379,917	$76,462	5.54%
Investment securities (1)
Taxable	334,377	11,277	3.37%	246,842	7,701	3.12%
Tax-exempt	43,972	2,066	4.70%	56,438	2,662	4.72%
Bank stocks (4)	16,107	653	4.06%	17,154	723	4.22%
Other earning assets(5)	140,608	332	0.24%	153,679	389	0.25%
Total interest-earning assets	1,658,683	74,313	4.48%	1,854,030	87,937	4.74%
Non-earning assets:
Cash and due from banks	13,990			24,662
Other assets	96,259			113,330

Total assets	$1,768,932			$1,992,022

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$188,897	$301	0.16%	$168,449	$327	0.19%
Money market	359,849	1,717	0.48%	341,734	2,663	0.78%
Savings	86,467	162	0.19%	75,614	174	0.23%
Time certificates of deposit	318,514	4,566	1.43%	618,442	12,438	2.01%
Total interest-bearing deposits	953,727	6,746	0.71%	1,204,239	15,602	1.30%
Borrowings:
Repurchase agreements	18,525	74	0.40%	19,450	131	0.67%
Federal funds purchased (6)	12	—	1.12%	92	1	0.87%
Subordinated debentures (7)	47,066	2,872	6.10%	44,337	2,581	5.82%
Borrowings	149,490	4,727	3.16%	164,153	5,267	3.21%
Total interest-bearing liabilities	1,168,820	14,419	1.23%	1,432,271	23,582	1.65%
Noninterest-bearing liabilities:
Demand deposits	425,763			356,632
Other liabilities	8,548			12,493
Total liabilities	1,603,131			1,801,396
Stockholders’ equity	165,801			190,626
Total liabilities and stockholders’ equity	$1,768,932			$1,992,022

Net interest income		$59,894			$64,355
Net interest margin			3.61%			3.47%

(1)         Yields on loans and securities have not been adjusted to a tax-equivalent basis.  Net interest margin on a fully tax-equivalent basis would have been 3.68% and 3.55% for the years ended December 31, 2011 and 2010, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

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

(5)         Balances include interest bearing balances due from banks.

(6)         The interest expense related to federal funds purchased for the year ended December 31, 2011 rounded to zero.

(7)         Includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

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

Table 6

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(16,477)	$(2,709)	$(13,768)
Investment securities
Taxable	3,576	665	2,911
Tax-exempt	(596)	(10)	(586)
Bank stocks	(70)	(27)	(43)
Other earning assets	(57)	(25)	(32)
Total interest income	(13,624)	(2,106)	(11,518)

Interest expense:
Deposits:
Interest-bearing demand and NOW	(26)	(81)	55
Money market	(946)	(1,096)	150
Savings	(12)	(53)	41
Time certificates of deposit	(7,872)	(2,928)	(4,944)
Repurchase agreements	(57)	(51)	(6)
Federal funds purchased	(1)	(1)	—
Subordinated debentures	291	128	163
Borrowings	(540)	(75)	(465)
Total interest expense	(9,163)	(4,157)	(5,006)

Net interest income	$(4,461)	$2,051	$(6,512)

2011 Compared to 2010

For the year ended December 31, 2011, the Company’s net interest income decreased by $4.5 million to $59.9 million as compared to $64.4 million for the same period in 2010.  This decrease in net interest income during 2011 was attributable to a $2.1 million favorable rate variance offset by a $6.5 million unfavorable volume variance.

The $2.1 million favorable rate variance in 2011 as compared to 2010 was a result of the 14 basis point increase in our 2011 net interest margin to 3.61% as compared to 3.47% in 2010. Contributing to the 14 basis point increase in net interest margin was a 42 basis point decline in our cost of funds in 2011 compared to 2010, which was mostly due to 58 basis point reduction in the cost of our certificates of deposit. The cost of our certificates of deposits declined as higher-cost time deposits matured and were partially replaced with time deposits with lower rates. Our total costs of funds declined throughout the year from 1.52% for the fourth quarter ended December 31, 2010, compared to 0.94% for the same period in 2011. The total cost of funds for the year ending December 31, 2010 was 1.65%, compared to 1.23% for the same period in 2011. This favorable rate variance was partially offset by a 20 basis points decrease in average loan yields in 2011 as compared to 2010, primarily as a result of maturities and prepayments of higher-yielding loans. New and renewed loans had lower yields due to the competitive rate environment.

The unfavorable volume variance of $6.5 million is primarily the result of a $195.3 million decrease in overall earning assets during 2011. In addition, there was a shift in the makeup of our earning assets from higher-yielding loans to lower-yielding investments during 2011. During 2011, our average loan balances with an average rate of 5.34% declined by approximately $256.3 million while average investments with an average rate of 3.55% increased by $74.0 million. The level of overnight funding at year end 2011 was approximately $84.2 million with an average rate of approximately 0.25%. The 2011 decline in time deposits mitigated the overall impact of the unfavorable volume variance. In 2011, the average balance of our time deposits decreased by $299.9 million, primarily as a result of management’s efforts to allow higher cost brokered deposits to mature without being renewed. At December 31,

2011, our outstanding brokered deposit balance was $10.2 million. The cost of our subordinated debentures increased from 5.82% for the year ending December 31, 2010 to 6.10% for the same period in 2011. The primary reason for this increase was the due to compounding effect of the deferred interest payments on the subordinated debentures.

Provision for Loan Losses

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

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Financial Condition — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Financial Condition—Nonperforming Assets and Other Impaired Loans” below.

2012 Compared to 2011

The provision for loan losses decreased by $7.0 million from $5.0 million for the year ended December 31, 2011 to a credit provision of $2.0 million in 2012.

The $2.0 million credit provision for loan losses in 2012 was related to a decrease in the general component of the allowance for loan losses in the amount of $8.7 million, net of approximately $6.7 million of the provision for loan losses related to impaired loans and related charge-offs.  The decrease in the general component of the allowance for loan losses during 2012 was primarily attributable to the overall decrease in classified and watch list loans throughout 2012, a reduction in overall charge-offs during 2012, and an improvement in the economic concerns component of the qualitative factors used by management in determining the adequacy of the allowance for loan loss.. During 2012, net charge-offs were $7.5 million, as compared to $17.4 million during 2011, $39.3 million during 2010 and $44.1 million in 2009. The Company determined that the net provision for loan losses reversal recorded during 2012 was necessary to maintain our allowance for loan losses at an adequate level for the probable incurred losses inherent in the loan portfolio as of December 31, 2012. As a percent of loans, our allowance decreased to 2.17% at December 31, 2012, as compared to 3.16% at December 31, 2011. The ratio of allowance for loan losses to nonperforming loans increased to 180.67% at December 31, 2012, from 129.33% at December 31, 2011.

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

Noninterest Income

The following table presents our major categories of noninterest income:

Table 7

	Year Ended December 31,			Change - Increase / (Decrease)
	2012	2011	2010	2012 v 2011	2011 v 2010
	(In thousands)
Customer service and other fees	$9,909	$9,413	$9,241	$496	$172
Gain on sale of securities	2,527	3,703	313	(1,176)	3,390
Gain on sale of SBA loans	203	—	—	203	—
Gain on sale of other loans	—	—	1,196	—	(1,196)
Other-than-temporary impairment (OTTI) of securities	—	—	(3,500)	—	3,500
Other income	952	829	852	123	(23)

Total noninterest income	$13,591	$13,945	$8,102	$(354)	$5,843

2012 Compared to 2011

Noninterest income decreased by $0.4 million in 2012 compared to 2011, primarily due to a $1.2 million decrease in net gains on sales of investments in 2012, partially offset by an increase in customer service and other fees of $0.5 million, a gain on sale of SBA loans of $0.2 million and an increase in other income of $0.1 million. The increase in customer service and other fees is primarily related to investment management fee income generated by Private Capital Management (“PCM”), which we acquired in July 2012. Since the acquisition of PCM, assets under management have grown $14.5 million, or 8.7%, during 2012. We expect fee income related to PCM to continue to increase noninterest income in 2013.

2011 Compared to 2010

Noninterest income increased by $5.8 million in 2011 compared to 2010. The increase in noninterest income is primarily attributable to a $3.4 million increase in net gains on sales of investments  in 2011 compared to a $3.5 million credit-related other-than-temporary-impairment (OTTI) recognized on a single, non-rated municipal bond in 2010. Based on management’s analysis, the OTTI recognized in 2010 is still adequate and no additional OTTI was recognized in 2011. Partially offsetting these net charges was a gain recognized on the sale of loans during the second quarter 2010.

Noninterest Expense

The following table presents the major categories of noninterest expense:

Table 8

	Year Ended December 31,			Change - Increase / (Decrease)
	2012	2011	2010	2012v 2011	2011 v 2010
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$26,769	$26,059	$26,042	$710	$17
Occupancy expense	7,253	7,513	7,399	(260)	114
Furniture and equipment	3,143	3,508	3,720	(365)	(212)
Amortization of intangible assets	3,138	4,091	5,168	(953)	(1,077)
Other real estate owned	4,370	1,559	14,909	2,811	(13,350)
Insurance and assessments	3,137	4,053	6,569	(916)	(2,516)
Professional fees	4,089	3,528	3,117	561	411
FHLB prepayment penalty	—	2,672	—	(2,672)	2,672
Impairment of long-lived assets	2,750	—	—	2,750	—
Other general and administrative	9,465	9,504	8,762	(39)	742
Total noninterest expense	$64,114	$62,487	$75,686	$1,627	$(13,199)

2012 Compared to 2011

Noninterest expense increased by $1.6 million to $64.1 million for the year ended December 31, 2012 as compared to $62.5 million for the same period in 2011. The increase in noninterest expense consisted of an increase in OREO expense of $2.8 million, an impairment charge on long-lived assets of $2.8 million, an increase in salary and benefit expense of $0.7 million and an increase in professional fees of $0.6 million. These increases were partially offset by the FHLB prepayment penalty of $2.7 million during 2011, as discussed below, a decrease in amortization of intangible assets of $1.0 million, a decrease in insurance and assessments of $0.9 million, a decrease in furniture and equipment of $0.4 million and a decrease in occupancy expense of $0.3 million.

The increase in OREO expense of $2.8 million during 2012 was driven by a $3.0 million write-down of our single largest property, which was subsequently sold in January 2013. We anticipate that our OREO and other expenses related to troubled assets will decline.

The impairment on long-lived assets of $2.8 million was related to the closure of two bank owned branch facilities during 2012. Furniture and equipment expense and occupancy expense declined in 2012 primarily as a result of the closure of six branches during the year. The closure of branch facilities is expected to result in a decline in occupancy related expenses in 2013 as compared to 2012.

Employee benefit expenses increased $0.7 million as compared to prior year primarily due to increases in base salaries. Average full-time equivalent employees (“FTE”) remained relatively stable at 362 for the year ended December 31, 2012 as compared 364 for the same period last year; however, FTEs related to commercial banking employees has increased, while FTEs related to retail banking employees has declined.

Professional fees increased $0.6 million during 2012, primarily due to legal expenses related to various workout related matters. We expect professional fees to decline in 2013 as compared to 2012.

Amortization expense decreased in 2012 by $1.0 million, or 23.3%, as a result of accelerated amortization methods.  Amortization expense is projected to decrease by $0.3 million in 2013 as compared to 2012 as presented in Note 8, Other Intangible Assets, to “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”.

Insurance and assessments expense declined $0.9 million primarily due to a $0.7 million decline in FDIC insurance assessments as the result of the change in rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act effective April 1, 2012 as well as an improvement in our risk rating during the third quarter 2012. Consequently, we expect our FDIC insurance assessment expense to decline in 2013 as compared to 2012.

2011 Compared to 2010

Noninterest expense for the year ended December 31, 2011 decreased by $13.2 million to $62.5 million compared with the same period in 2010. This decrease was mostly attributable to a $13.4 million decrease in other real estate owned expense and a $2.5 million decrease in insurance and assessment expense. These reductions in expense were partially offset by a $2.7 million prepayment penalty incurred in 2011 as a result of the prepayment of $51.0 million in FHLB term advances.

The decrease in expenses for other real estate owned in 2011 as compared to 2010 was mostly due to a $11.8 million decrease in net write-downs related to valuation adjustments and sales. The fair value of other real estate owned is discussed in Note 18, Fair Value, to “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”. Generally, the fair value of the other real estate owned is based on appraised values less estimated costs to sell the other real estate owned. As updated appraisals are obtained related to other real estate owned or a sales agreement is entered into, any decline from the previous appraised value will negatively affect the amount of other real estate owned expense through write-down in value.

Salaries and employee benefits expense remained relatively level in 2011 compared to 2010. Although total salaries and employee benefits expense was consistent with prior year, there were variances within the component categories. Base salaries decreased $0.3 million mostly due to employee turnover, as staffing levels remained similar year over year.  Stock-based compensation decreased $0.5 million due mostly to the reduction in the number of unvested restricted stock shares as a result of vested grants not being fully replaced with new grants. Employee benefit expense decreased $0.3 million due to lower levels of medical claims in 2011. The above favorable variances were partially offset by an increase in incentives and bonuses of $1.1 million due to improvements in financial performance measures tied to the incentive and bonus programs, including reductions in nonperforming assets, improvements in net interest margin and increases in both low-cost deposits and higher-yielding quality earning assets.

Amortization expense decreased in 2011 by $1.1 million, or 20.8%, as a result of accelerated amortization methods.  Amortization expense is projected to decrease by $1.1 million, or 25.2%, in 2012 as compared to 2011 as presented in Note 8, Other Intangible Assets, to “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”.

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

The $0.7 million increase in other general and administrative expense to $9.5 million in 2011 as compared to $8.8 million in 2010 was mostly due to an increase of $0.5 million in advertising and business development expenses.

Income Taxes

2012 Compared to 2011

The effective tax rate in 2012 was a negative 26.7% as compared to 0.0% in 2011. In 2012, the primary differences between the statutory tax rate of approximately 38.0% and the actual tax rate were the full reversal of the deferred tax asset valuation allowance, state taxes and tax-exempt income. In 2011, the primary differences between the expected tax rate and the actual rate was the reduction in the deferred tax asset valuation allowance, state taxes, tax-exempt income and non-deductible expenses incurred in relation to the preferred stock conversion. For further information regarding differences between the expected tax rate and the actual tax rate, see Note 12, Income Taxes under “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. At December 31, 2011, we had a deferred tax asset valuation allowance of $6.6 million. During 2012, we reversed the remaining deferred tax asset valuation allowance based on our determination that was more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, we resumed recording income tax expense. This analysis is updated quarterly and adjusted as necessary.

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

FINANCIAL CONDITION

At December 31, 2012, the Company had total assets of $1.9 billion, compared to $1.7 billion at December 31, 2011. The increase in total assets during 2012 was primary due to an increase in investments of $72.8 million, an increase in loans, net of unearned discount, of $60.6 million, an increase in cash and cash equivalents of $54.0 million, and an increase in time deposits with banks of $8.0 million. These increases were partially offset by a decline in OREO of $9.5 million. In addition, the allowance for loan losses decreased by $9.5 million.

At December 31, 2011 the Company had total assets of $1.7 billion, compared to $1.9 billion at December 31, 2010. The primary causes of the decline in total assets were a decrease in loans of $106.4 million, a decrease in cash and equivalents of $32.2 million and a decrease in the securities portfolio of $32.5 million.

The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2012	2011	2010
	(In thousands)
Cash and due from banks	$163,217	$109,225	$141,465
Time deposits with banks	8,000	—	—
Total investments	458,927	386,141	418,668
Total loans, net of unearned discount	1,158,749	1,098,140	1,204,580
Total assets	1,886,938	1,689,668	1,870,052
Earning assets	1,780,447	1,584,746	1,761,620
Deposits	1,454,756	1,313,786	1,462,351

Loans

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 10

	December 31
	2012		2011		2010		2009		2008
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Commercial and residential real estate	$737,537	64%	$712,368	65%	$678,556	56%	$760,224	50%	$679,519	37%
Construction	72,842	6%	44,087	4%	57,351	5%	105,612	7%	268,306	15%
Commercial	237,199	20%	223,479	20%	350,725	29%	521,016	34%	746,241	41%
Consumer	63,095	6%	67,538	6%	78,871	7%	91,027	6%	88,622	5%
Other	49,667	4%	52,495	5%	40,903	3%	44,290	3%	47,245	2%
Gross loans	1,160,340	100%	1,099,967	100%	1,206,406	100%	1,522,169	100%	1,829,933	100%
Less: Allowance for loan losses	(25,142)		(34,661)		(47,069)		(51,991)		(44,988)
Unearned discount	(1,591)		(1,827)		(1,826)		(2,561)		(3,600)
Net Loans	$1,133,607		$1,063,479		$1,157,511		$1,467,617		$1,781,345

Loans held for sale at lower of cost or market	$—		$—		$14,200		$9,862		$5,760

For the year ended December 31, 2012, loans, net of unearned discount, grew $60.6 million, despite a $71.5 million reduction in our purchased loan participations. The increase in loans is due to a $28.8 million increase in construction loans, a $25.2 million increase in commercial and residential real estate and a $13.7 million increase in commercial loans. These increases were partially offset by declines in consumer loans of $4.4 million and other loans of $2.8 million.

The growth in real estate loans, including construction loans, consisted primarily of commercial real estate properties. At December 31, 2012, the overall loan portfolio included 29.9% owner-occupied properties; 18.2% retail and industrial properties; 10.7% office properties, 8.9% other commercial real estate properties; and 5.4% multi-family properties. We continue have capacity to extend additional credit on commercial real estate loans and closely monitor the regulatory concentration ratios to ensure we remain in compliance with the regulatory guidance discussed below.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. For our Bank, the total reported construction, land development and other land represented 57% of capital at December 31, 2012 as compared to 52% at December 31, 2011. Further, the Bank’s total commercial real estate loans to total capital ratio was 278% at December 31, 2012, as compared to 254% of capital at December 31, 2011.

Excluding reductions in our energy portfolio of $30.7 million, our commercial loans grew $45.1 million during 2012, or 27.6%. We continue to focus on growing this area of our business.

With respect to concentrations, most of the Company’s business activity is with customers in the state of Colorado. At December 31, 2012, the Company did not have any significant concentrations in any particular industry.

Loan maturities

The following table shows the amounts of loans outstanding at December 31, 2012, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Borrowers have the right to prepay their loans with or without penalty, based on their specific loan agreement provisions. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes unearned discount.

Table 11

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(In thousands)
Commercial and residential real estate	$194,231	$376,276	$167,030	$737,537	$426,356	$116,950
Construction	37,969	32,082	2,791	72,842	12,560	22,313
Commercial	78,039	107,906	51,254	237,199	72,715	86,445
Consumer	6,420	12,426	44,249	63,095	11,500	45,175
Other	4,924	11,844	32,899	49,667	8,842	35,901
Total	$321,583	$540,534	$298,223	$1,160,340	$531,973	$306,784

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

Loans are generally placed on nonaccrual status when they become 90 days or more past due or at such time as management determines, after considering economic and business conditions and an analysis of the borrower’s financial condition, that the timely recognition of principal and interest is doubtful.

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

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 12

	December 31,
	2012	2011
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans and leases, not restructured	$13,692	$26,801
Accruing loans past due 90 days or more	224	6
Total nonperforming loans	$13,916	$26,807
Other real estate owned and foreclosed assets	19,580	29,027
Total nonperforming assets	$33,496	$55,834

Impaired Loans:
Impaired loans	$13,916	$26,807
Other restructured loans still accruing	3,838	—
Allocated allowance for loan losses	(2,654)	(3,490)
Net investment in impaired loans	$15,100	$23,317

Impaired loans with a valuation allowance	$9,948	$10,598
Impaired loans without a valuation allowance	7,806	16,209
Total impaired loans	$17,754	$26,807
Valuation allowance related to impaired loans	$2,654	$3,490
Valuation allowance as a percent of impaired loans	14.9%	13.0%

Nonaccrual loans to loans, net of unearned discount	1.18%	2.44%
Nonperforming assets to total assets	1.78%	3.30%
Allowance for loan losses to nonperforming loans	180.67%	129.30%

At December 31, 2012, nonperforming assets decreased $22.3 million, or 40%, to $33.5 million from $55.8 million at December 31, 2011. Subsequent to year end 2012, our nonperforming assets declined an additional $10.9 million due to the sale of our single largest OREO property in January 2013. In addition to the decline in nonperforming assets during 2012, the overall level of classified assets declined during 2012 as discussed further below.

At December 31, 2012, nonperforming loans included approximately $2.5 million in residential construction, land and land development loans and $6.3 million in commercial real estate loans. At December 31, 2011, nonperforming loans included approximately $11.0 million in residential construction, land and land development loans and $4.5 million in commercial real estate loans.

The Company’s loss exposure on its nonperforming loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted significantly by management based on historical collateral dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the client and the client’s business. Annually or more frequently based on facts and circumstances, management reviews all real estate loan relationships in excess of $500,000. If, based on an internal evaluation of the property’s value, it is determined that the market or property conditions reflect a potential significant decline in value, an updated appraisal is obtained. Similarly, upon the renewal, extension or refinancing of a real estate loan with new monies, an appraisal is obtained if based on an internal evaluation it is determined that there has been a significant decline in value. Appraisals are required for all new commercial real estate loans in excess of $1,000,000; all new loans secured by residential real estate in excess of $250,000; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000.

OREO was $19.6 million at December 31, 2012, compared to $29.0 million at December 31, 2011. The balance at December 31, 2012 was comprised of 25 separate properties of which $4.1 million was land and $15.5 million was commercial real estate including multi-family units. The balance at December 31, 2011 was comprised of 35 separate properties of which $6.1 million was land; $22.7 million was commercial real estate including multi-family units; and $0.2 million was residential real estate.

At December 31, 2012, an insignificant amount of additional funds was committed to be advanced in connection with impaired loans.

Additionally, at December 31, 2012, the book value of loans modified in troubled debt restructurings was $8.5 million compared to $11.7 million for 2011, $23.6 million for 2010, and an immaterial amount at December 31, 2009 and December 31, 2008.

The following table presents our nonperforming assets (including loans held for sale) at the dates indicated:

Table 13

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans, not restructured	$13,692	$26,801	$88,504	$69,446	$60,354
Accruing loans past due 90 days or more	224	6	3,317	123	228

Total nonperforming loans (NPLs)	13,916	26,807	91,821	69,569	60,582
Other real estate owned and foreclosed assets	19,580	29,027	22,898	37,192	484

Total nonperforming assets (NPAs)	$33,496	$55,834	$114,719	$106,761	$61,066

Selected ratios:
NPLs to loans, net of unearned discount	1.20%	2.44%	7.53%	4.55%	3.31%
NPAs to total assets	1.78%	3.30%	6.13%	5.02%	2.90%

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. Each internal risk classification is judgmental, but based on objective and subjective factors/criteria. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

At December 31, 2012, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, has declined to $24.3 million as compared to $25.9 million at December 31, 2011; $51.2 million at December 31, 2010; $101.0 million at December 31, 2009; and $119.7 million at December 31, 2008.

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

In estimating the nonspecific allowance for loan losses, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type, collateral type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon historical loss rates and adjusted for qualitative factors affecting loan portfolio collectability as described above. Lower net charge-offs during 2012 and 2011, as compared to 2010 and 2009, contributed to the decrease in the historical loss factor of the allowance. This also had a direct impact on the economic concerns factor which looks at historical losses by type of loan and applies a loss factor based on both historical losses and management’s estimate of the economic climate for the remaining loans in the portfolio. Management utilizes the risk weightings of loans and computes a factor for the volume and severity of classified loans as defined under the regulatory definitions of “substandard”‘ and “doubtful” that are not otherwise treated as impaired loans. In addition, management utilizes changes in the volume and severity of loans included on our internal watch list.

The table below provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 14

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$34,661	$47,069	$51,991	$44,988	$25,711
Loan charge-offs:
Real estate — commercial and residential	3,504	12,407	20,048	6,945	2,639
Real estate — construction	1,283	5,421	16,398	32,153	11,956
Commercial	5,432	908	1,983	4,213	1,340
Consumer	79	119	194	281	275
Other	401	730	2,154	2,415	17
Total loan charge-offs:	10,699	19,585	40,777	46,007	16,227
Recoveries:
Real estate — commercial and residential	838	1,257	378	763	596
Real estate — construction	2,184	517	469	563	744
Commercial	83	244	316	455	259
Consumer	51	52	84	100	115
Other	24	107	208	14	15
Total loan recoveries	3,180	2,177	1,455	1,895	1,729
Net loan charge-offs	7,519	17,408	39,322	44,112	14,498
Provision for loan losses	(2,000)	5,000	34,400	51,115	33,775
Balance, end of period	$25,142	$34,661	$47,069	$51,991	$44,988

Loans held for investment	$1,158,749	$1,098,140	$1,204,580	$1,519,608	$1,826,333
Average loans held for investment	1,110,267	1,109,886	1,376,560	1,682,580	1,797,304
Nonperforming loans, held for investment	13,916	26,807	77,621	59,707	54,822

Selected ratios:
Net charge-offs to average loans, held for investment	0.68%	1.57%	2.86%	2.62%	0.81%
Provision for the allowance for loan losses to average loans, held for investment	(0.18)%	0.45%	2.50%	3.04%	2.50%
Allowance for loan losses to loans, held for investment	2.17%	3.16%	3.91%	3.42%	2.46%
Allowance for loan losses to nonperforming loans, held for investment	180.67%	129.30%	60.64%	87.08%	82.06%

At December 31, 2012, the allowance for loan losses was $25.1 million, or 2.17% of total loans held for investment. This compares to an allowance for loan loss of $34.7 million, or 3.16% of total loans held for investment, at December 31, 2011.

The decrease in the allowance for loan losses was primarily due to a reduction in classified and watch list loans, reductions in net charge-offs related to loans, reductions in specific reserves, and the slight improvement in local economic conditions. Net charge-offs related to loans were $7.5 million in 2012, as compared to $17.4 million in 2011, a decrease of $9.9 million. Charge-offs are taken on loans when management determines that after review of all possible sources of repayment, including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

The elevated level of the allowance and provision during the years 2008 through 2010 was due to the higher level of loan charge-offs during these years and requirement to maintain adequate levels of allowance due to increasing classified loans, concentrations, and historical losses.

Net charge-offs have an impact on the historical loss and economic condition components of our allowance for loan losses computation. The Company utilizes a rolling history of net charge-offs to calculate our historical loss component. As periods with higher than average charge-offs roll out of the historical loss computation, the general component of the Company’s allowance should be reduced, resulting in decreased provision expense in future periods.

Approximately $2.7 million, or 10.6%, of the $25.1 million allowance for loan losses at December 31, 2012, relates to loans specifically reserved. This compares to a specific reserve of $3.5 million, or 10.1%, of the total allowance for loan losses at December 31, 2011. In addition to the $2.7 million specific reserve against impaired loans, the balance of impaired loans at December 31, 2012 and 2011 reflects a reduction of approximately $4.8 million and $6.6 million, respectively, related to previous partial charge-offs. During 2013, it is possible that the $2.7 million of specific allowance could be charged-off if the loans are disposed of, foreclosed upon or restructured. Additional charge-offs may occur in 2013 if loans become impaired during 2013. Management is not able to estimate the amount of anticipated 2013 charge-offs due to the non-homogeneous nature of our loan portfolio.

The general component of the allowance as a percent of overall loans, net of unearned discount, was 1.94% at December 31, 2012 as compared to 2.84% at December 31, 2011. The general component of the allowance as a percent of loans that were not impaired was 1.97% at December 31, 2012 as compared to 2.91% at December 31, 2011. The decrease in the general component as a percent of loans, net of unearned discount, was due primarily to the impact of reductions in charge-offs on the various parts of our general component calculation, by the impact of reductions in classified and watch list loans on the general component calculation and by an improvement in the economic concerns component. The historical charge-off levels in our look back period are expected to decline, which may cause further reductions in the general component of our allowance for loan losses.

The following table allocates the allowance for loan losses based on our judgment of inherent losses to the listed classes of loans which correspond closely to how we classify loans for internal management reporting purposes. This differs from the portfolio segment breakout of the allowance for loan losses as illustrated in Note 5, Loans, under “Item 8. Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements.

Table 15

	At December 31,
	2012		2011		2010		2009		2008
	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total	Allocation of the Allowance	Percent of Allocation to Total
	(Dollars in thousands)
Real estate — commercial and residential	$12,586	50.1%	$25,450	73.4%	$31,099	66.1%	$28,035	54.0%	$17,579	39.1%
Real estate - construction	2,760	11.0	2,609	7.5	6,924	14.7	13,253	25.5	18,696	41.6
Commercial	5,612	22.3	5,308	15.3	7,090	15.1	10,000	19.2	8,000	17.8
Consumer	2,839	11.3	351	1.0	284	0.6	388	0.7	559	1.2
Other	1,345	5.3	943	2.8	1,672	3.5	315	0.6	154	0.3
Total	$25,142	100.0%	$34,661	100.0%	$47,069	100.0%	$51,991	100.0%	$44,988	100.0%

During 2012 and 2011, the majority of the allowance for loan losses remains allocable to real estate loans. This allocation is attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

Securities

We manage our investment portfolio principally to provide collateral for certain deposits, in particular public deposits, as well as to balance our overall interest rate risk with current earnings. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at the dates indicated are as follows:

Table 16

	At December 31,
	2012	2011	2010
	(In thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$—	$—	$21,770
State and municipal	65,244	52,890	42,138
Mortgage backed — agency/residential	264,283	265,030	310,810
Mortgage backed — private/residential	720	752	3,606
Asset backed	20,511	—	—
Marketable equity	1,535	1,519	1,519
Trust preferred	32,840	32,961	9,687
Corporate	28,249	—	—
Total securities available for sale	$413,382	$353,152	$389,530

Securities held to maturity:
State and municipal	12,627	—	—
Mortgage backed — agency/residential	18,656	18,424	11,927
Total securities held to maturity	$31,283	$18,424	$11,927

Bank Stocks, at cost	$14,262	$14,565	$17,211

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

Fair values for U.S. government agencies and government-sponsored entities and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data.   Additional data is used to compute the fair value of mortgage backed securities — private/residential, asset backed securities and corporate bonds including independent bond ratings.

Three municipal bonds were priced using significant unobservable inputs at December 31, 2012. The first revenue bond had a par value of approximately $35.8 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral for the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on transactions with similar risks. At December 31, 2012, this hospital revenue bond’s fair value approximates the par value. The second revenue bond had a par value of $12.0 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond is valued based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments. At December 31, 2012, this revenue bond had an unrealized gain of $0.4 million. The third revenue bond had a par value of approximately $4.5 million, prior to an OTTI of $3.5 million. The repayment of this bond was originally based on cash flows from the construction and sale of low-income housing units, grants and the guarantee of the project’s sponsor. During the fourth quarter 2010, the bond defaulted for non-payment of monthly interest payments. Based on management’s review of the project, an independent appraisal of the underlying collateral and discussions with the bond’s sponsor, who abandoned the project, it was determined that a credit related other-than-temporary impairment of $3.5 million should be taken in 2010. In January 2013, we foreclosed on the underlying collateral related to this bond, transferring it to OREO at its estimated fair market value, net of estimated selling expenses.

The municipal revenue bond in the amount of $35.8 million, discussed above, is approximately 19.0% of stockholders’ equity. This amortizing tax-exempt bond carries an interest rate of 4.75% and a maturity of December 1, 2031. To date, the bond has paid principal and interest in accordance with its contractual terms, including a principal payment of $790,000 in December 2012.

The carrying value of our investment securities at December 31, 2012 totaled $458.9 million compared to $386.1 million at December 31, 2011, an increase of $72.8 million. The increase in overall securities balances during 2012 was primarily related to management’s decision to deploy low yielding overnight funding in higher yielding investments, while limiting the potential interest rate risk of purchasing bonds in the current rate environment.  Investment portfolio purchases in 2012 consisted of bonds guaranteed by a U.S. government agency or U.S. government-sponsored agency, municipal bonds, corporate bonds, trust preferred securities and other asset backed bonds.

Bank stocks are comprised mostly of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock.

The following table shows the maturities of investment securities at December 31, 2012, December 31, 2011, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 17

	At December 31, 2012
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
State and municipal	$917	5.87%	$13,595	7.08%	$2,268	6.65%	$48,464	7.00%
Mortgage backed securities — agency/residential	—	0.00%	—	0.00%	14,900	1.65%	249,383	2.29%
Mortgage backed securities — private/residential	—	0.00%	—	0.00%	—	0.00%	720	2.83%
Asset backed	—	0.00%	—	0.00%	—	0.00%	20,511	1.92%
Marketable equity	—	0.00%	1,535	2.09%	—	0.00%	—	0.00%
Trust preferred	—	0.00%	—	0.00%	—	0.00%	32,840	3.88%
Corporate	—	0.00%	7,695	2.76%	20,554	4.01%	—	0.00%

Total securities available for sale	$917	5.87%	$22,825	5.29%	$37,722	3.24%	$351,918	3.00%

Securities held to maturity:
State and municipal	$—	0.00%	$1,439	4.26%	$2,657	5.56%	$8,531	3.94%
Mortgage backed securities — agency/residential	—	0.00%	—	0.00%	—	0.00%	18,656	3.43%
Total securities held to maturity	$—	0.00%	$1,439	4.26%	$2,657	5.56%	$27,187	3.59%

	At December 31, 2011
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
State and municipal	$1,919	6.85%	$12,955	6.80%	$2,423	7.29%	$35,593	7.52%
Mortgage backed securities — agency/residential	—	0.00%	—	0.00%	11,174	1.98%	253,856	2.60%
Mortgage backed securities — private/residential	—	0.00%	—	0.00%	—	0.00%	752	2.79%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Trust preferred	—	0.00%	—	0.00%	—	0.00%	32,961	8.21%

Total securities available for sale	$1,919	6.85%	$14,474	6.18%	$13,597	2.88%	$323,162	3.85%

Securities held to maturity:
Mortgage backed securities — agency/residential	$—	0.00%	$—	0.00%	$—	0.00%	$18,424	3.78%

(1)Yield is computed on a fully-tax equivalent basis for municipal bonds based on a marginal tax rate of 38.01%.

At December 31, 2012 and 2011, we held $14.3 million and $14.6 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule.

Deposits

Total deposits were $1.5 billion at December 31, 2012 as compared to $1.3 billion at December 31, 2011.

At December 31, 2012, noninterest-bearing deposits constituted 38.8% of total deposits compared to 34.3% of total deposits at December 31, 2011, an increase of 4.5%. Throughout 2012, total noninterest-bearing deposits increased from $450.5 million at December 31, 2011 to $564.2 million at December 31, 2012.  Our interest-bearing, non-maturing deposits, including NOW, money market and savings accounts, increased by $39.9 million, to $699.1 million at December 31, 2012 as compared to $659.2 million at December 31, 2011. The increases in our non-maturing deposits were primarily related to customers that have established loan and treasury management relationships with us. We expect a portion of these deposits to redeployed into our customer’s business operations during 2013. Time deposits as a percent of total deposits were 13.2% at December 31, 2012 as compared to 15.5% at December 31, 2011. The overall cost of time deposits decreased from 1.43% in 2011 to 0.63% in 2012.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 18

	At December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing
Noninterest-bearing deposits	$496,940	0.00%	$425,763	0.00%	$356,632	0.00%

Interest-bearing
Interest-bearing demand and NOW	280,153	0.16%	188,897	0.16%	168,449	0.19%
Money market	295,613	0.36%	359,849	0.48%	341,734	0.78%
Savings	97,263	0.15%	86,467	0.19%	75,614	0.23%
Time	194,230	0.63%	318,514	1.43%	618,442	2.01%
Total interest-bearing deposits	867,259	0.33%	953,727	0.71%	1,204,239	1.30%

Total deposits	$1,364,199	0.21%	$1,379,490	0.49%	$1,560,871	1.00%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more, including brokered deposits, at the dates indicated:

Table 19

	At December 31,
	2012	2011
	(In thousands)
Due in three months or less	$17,845	$22,806
Due in over three months through six months	19,875	19,575
Due in over six months through twelve months	30,058	35,682
Due in over twelve months	24,846	18,382
Totals	$92,624	$96,445

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated.

Table 20

	At December 31,
	2012		2011
	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$496,940	36.43%	$425,763	30.86%
Interest-bearing demand and NOW	280,153	20.53%	188,897	13.69%
Money market	295,613	21.67%	359,849	26.09%
Savings	97,263	7.13%	86,467	6.27%
Time	194,230	14.24%	318,514	23.09%
Total deposits	$1,364,199	100.00%	$1,379,490	100.00%

Overall average time deposits decreased by $124.3 million, or 39.0%, to $194.2 million for 2012 compared to $318.5 million for 2011. The actual balance of time deposits decreased by $12.7 million during 2012 to $191.4 million at December 31, 2012 compared to $204.1 million at December 31, 2011.

The December 31, 2012 time deposit balance includes approximately $16.1 million of brokered deposits. The majority of this balance consists of time deposits purchased in 2012 with maturities in 2017. These deposits were purchased to secure low-cost, long-term funding. At December 31, 2011, time deposits included approximately $10.2 million of brokered deposits, which matured in 2012. Brokered deposits comprised 1.1% of total deposits at December 31, 2012 compared to 0.8% at December 31, 2011.

At December 31, 2012, our average noninterest-bearing deposits increased $71.1 million, or 16.7%, from $425.8 million for 2011 compared to $496.9 million for 2012. This increase in noninterest-bearing deposits contributed to the decline in overall average cost of deposits from 0.49% in 2011 to 0.21% in 2012.

Borrowings

Subordinated Debentures and Trust Preferred Securities

In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10.0 million, 10.6% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of 10.6% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the TruPs. Distributions payable on the TruPs are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured, rank junior and are subordinate in right of payment to all senior debt of the Company. The TruPs are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030 and are callable on each semi-annual payment date. The Company has decided to call the Debentures as of March 7, 2013 at a price equal to 104.24% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date, which will also result in the redemption of the TruPs (see below). The prepayment penalty on the redemption will be approximately $0.4 million.

In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5.0 million, 10.2% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5.2 million in principal amount of 10.2% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor.  Interest paid on the Debentures is distributed to the holders of the TruPs. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on February 22, 2031 and are callable on each semi-annual payment date. The Company has decided to call the Debentures as of February 22, 2013 at a price equal to 104.08% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date, which will also result in the redemption of the TruPs (see below). The prepayment penalty on the redemption will be approximately $0.2 million.

In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15.0 million, LIBOR plus 2.65% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPs. The other terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034 and are callable on each quarterly payment date.

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10.0 million, LIBOR plus 3.10% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPs. The other terms and condition of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on July 7, 2033 and are callable on each quarterly interest payment date.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the Debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. At December 31, 2012, the Company is current with respect to interest payments. At December 31, 2012 and 2011, the Company had accrued, unpaid interest of approximately $0.7 million and $7.3 million, respectively, on its Debentures, which is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity on the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier I capital an amount of TruPs equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2012, the full $40.0 million of the trusts’ securities qualified as Tier 1 capital.

The Company submitted redemption notices to the trustee with respect to all of its $10.0 million CenBank Statutory Trust I 10.6% and $5.0 million CenBank Statutory Trust II 10.2% TruPs. The TruPs will be redeemed at a price equal to 104.24% for CenBank Statutory Trust I and 104.08% for CenBank Statutory Trust II of the liquidation amount of $1,000 per trust preferred security, plus all accrued and unpaid distributions to the respective redemption dates. The redemption of the TruPs will be funded by a dividend from the Bank. The Company expects to redeem these TruPs during the first quarter 2013 and will incur a prepayment penalty of approximately $0.6 million.

Other Borrowings

At December 31, 2012, our outstanding borrowings were $110.2 million as compared to $110.2 million at December 31, 2011.

The borrowings at December 31, 2012 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 10 to 61 months. Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity.

Four of  the FHLB term advances have Bermudan conversion options to a variable rate. If the notes are not converted by the FHLB on their first potential conversion date, the notes become convertible quarterly thereafter. The option to convert to floating rate continues to be at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. During 2012, three notes totaling $90 million became convertible on a quarterly basis, however, the FHLB did not elect to convert these notes in 2012. The remaining convertible note for $20 million has a potential conversion in 2013. At December 31, 2012, the estimated prepayment penalty was approximately $10.8 million. We will continue to monitor and evaluate options to prepay these term advances prior to conversion or maturity.

The total commitment, including balances outstanding, for borrowings at the Federal Home Loan Bank for the term notes and the line of credit at December 31, 2012 and December 31, 2011 was $317.0 million and $217.4 million, respectively. The increase in the total commitment was primarily due to the additional collateral pledged to the FHLB during 2012. At December 31, 2012, the Bank had additional borrowing capacity of approximately $206.8 million with the FHLB. There was no balance outstanding on the line of credit as of December 31, 2012.

The interest rate on the line of credit varies with the federal funds rate, and was 0.23% at December 31, 2012. The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at December 31, 2012.

CAPITAL

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital ( consisting principally of common equity) to total risk-weighted assets of at least 4%, a ratio of Tier 1 capital to total average assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to total risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for high risk loans, and adding the products together.

Table 21

	Ratio at December 31, 2012	Ratio at December 31, 2011	Minimum Capital Requirement	Minimum Requirement for “Well Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated Guaranty Bancorp	16.27%	16.33%	8.00%	N/A
Guaranty Bank and Trust Company	15.52%	15.59%	8.00%	10.00%

Tier 1 Risk Based Capital Ratio
Consolidated Guaranty Bancorp	15.02%	15.06%	4.00%	N/A
Guaranty Bank and Trust Company	14.26%	14.32%	4.00%	6.00%

Leverage Ratio
Consolidated Guaranty Bancorp	11.93%	12.12%	4.00%	N/A
Guaranty Bank and Trust Company	11.35%	11.53%	4.00%	5.00%

The slight decline in the total risk-based regulatory capital ratios from 2011 to 2012 was attributable to an increase in our total risk-weighted assets, partially offset by the positive net income recorded in 2012.

As discussed in the Borrowings section above, the Company has submitted redemption notices to the trustee with respect to all of its $10.0 million CenBank Statutory Trust I 10.6% and $5.0 million CenBank Statutory Trust II 10.2% TruPs. As a result of the redemption, the Company’s consolidated total risk-based capital ratio and Tier 1 risk-based capital ratio will decline by approximately one percentage point and the leverage ratio will decline by approximately 0.8 percentage points. All three ratios will continue to remain well above the minimum capital requirements for holding companies and above well capitalized requirements for banks.

In December 2009, the Company filed a universal shelf registration statement on Form S-3 SEC to register up to $100 million in securities.  The SEC declared the registration statement effective on February 11, 2010. The Company is in the process of renewing its shelf registration statement. The Company does not have any current plans to raise additional capital; however, the shelf registration provides us with the ability to raise capital, subject to SEC rules and limitations, if the Board of Directors decides to do so.

LIQUIDITY

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets. At December 31, 2012, the Company had $121.2 million of cash and cash equivalents, including $113.4 million of interest-bearing deposits at banks (most of which were held at the Federal Reserve Bank of Kansas City) and $50.0 million in short-term time deposits due from banks that could be used for the Bank’s immediate liquidity needs. Further, the Company had $27.2 million of excess pledging related to customer accounts that require collateral at December 31, 2012 and $191.3 million of unencumbered securities that are available for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2012, the Bank had approximately $206.8 million of availability on its FHLB line, $55.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $3.4 million of availability with the Federal Reserve discount window.

At December 31, 2012, the Bank had $16.1 million of brokered deposits, $0.1 million of which will mature in February 2013 and $16.0 million of which will mature in 2017. The Bank continues to evaluate new brokered deposits as a source of low-cost funding.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our Board of Directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. Various banking laws applicable to the Bank limit the payment of dividends by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve and the Colorado Division of Banking prior to payment of a dividend to the Company. Under the terms of our TruPs financings, we may defer payment of interest on the subordinated debentures and related TruPs for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement.

As of December 31, 2012, the holding company had approximately $8.0 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2016.

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

Credit Risk-Related Contingent Features

During 2009, the Company entered into interest rate swap contracts with certain commercial banking customers to facilitate the customer’s respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Thus, these existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

The Company will continue to evaluate the use of interest rate swaps or other similar instruments in an effort to mitigate interest rate risk attributed to its current mix of assets and liabilities.

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

As of December 31, 2012, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $0.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, but has not been required to post collateral against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2012, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the net interest income increase or decrease over the next twelve months as of December 31, 2012 and 2011:

Table 22

MARKET RISK:

	Annualized Net Interest Income
	December 31, 2012	December 31, 2011
Rates in Basis Points	Amount of Change	Amount of Change
	(In thousands)

300	$9,332	$8,966
200	6,124	5,978
100	3,109	3,299
Static	—	—
(100)	(3,945)	(2,699)
(200)	(4,342)	(2,738)
(300)	N/M	N/M

N/M= not meaningful

Overall, the Company believes it is asset sensitive. At December 31, 2012, the Company is positioned to have a short-term favorable interest income impact in a 300 basis point, 200 basis point or 100 basis point rising rate environment. This is due to the amount of overnight funding and variable rate loans on the books. Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate. As rates rise, the loan rate may continue to be at the minimum rate. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates. In addition to net interest income modeling, management also monitors the impact an instantaneous change in interest rates would have on the economic value of equity. Management anticipates a reduction in the economic value of equity in a raising rate environment as the reduction in the value of fixed rate earning assets would outweigh the increase in value of our low cost deposits.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100 or 200 basis point basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 200 basis points due to most deposit rates already being below 100 basis points at December 31, 2012, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report On Internal Control Over Financial Reporting

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

As of December 31, 2012, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

/s/ Paul W. Taylor	/s/ Christopher G. Treece
Paul W. Taylor	Christopher G. Treece
President, Chief Executive Officer	Executive Vice President, Chief Financial
and Director	Officer and Secretary

February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Oak Brook, Illinois
February 14, 2013

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$163,217	$109,225
Time deposits with banks	8,000	—

Securities available for sale, at fair value	413,382	353,152
Securities held to maturity (fair value of $32,290 and $19,250 at December 31, 2012 and December 31, 2011)	31,283	18,424
Bank stocks, at cost	14,262	14,565
Total investments	458,927	386,141

Loans, net of unearned discount	1,158,749	1,098,140
Less allowance for loan losses	(25,142)	(34,661)
Net loans	1,133,607	1,063,479

Premises and equipment, net	46,918	53,851
Other real estate owned and foreclosed assets, net	19,580	29,027
Other intangible assets, net	9,348	9,963
Securities sold, not yet settled	5,878	—
Other assets	41,463	37,982
Total assets	$1,886,938	$1,689,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$564,215	$450,451
Interest-bearing demand and NOW	285,679	289,987
Money market	312,724	277,997
Savings	100,704	91,260
Time	191,434	204,091
Total deposits	1,454,756	1,313,786

Repurchase agreements and federal funds purchased	67,040	16,617
Borrowings	110,163	110,177
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	16,943	20,800
Interest payable and other liabilities	8,597	16,038
Total liabilities	1,698,738	1,518,657

Commitments and contingent liabilities (See Note 15)

Stockholders’ equity:
Common stock (1)	117	116
Additional paid-in capital - common stock	705,272	704,582
Accumulated deficit	(417,957)	(433,016)
Accumulated other comprehensive income	3,165	1,683
Treasury stock, at cost, 10,970,015 and 10,945,517 shares, respectively	(102,397)	(102,354)
Total stockholders’ equity	188,200	171,011
Total liabilities and stockholders’ equity	$1,886,938	$1,689,668

(1)         Common stock—$0.001 par value; 150,000,000 shares authorized; 119,846,990 shares issued and 105,847,607 shares outstanding at December 31, 2012 (includes 1,696,796 shares of unvested restricted stock); 118,999,056 shares issued and 105,436,623 shares outstanding at December 31, 2011 (includes 1,546,292 shares of unvested restricted stock).

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$57,326	$59,985
Investment securities:
Taxable	8,746	11,277
Tax-exempt	2,558	2,066
Dividends	631	653
Federal funds sold and other	304	332
Total interest income	69,565	74,313
Interest expense:
Deposits	2,878	6,746
Securities sold under agreement to repurchase and federal funds purchased	67	74
Borrowings	3,327	4,727
Subordinated debentures	2,882	2,872
Total interest expense	9,154	14,419
Net interest income	60,411	59,894
Provision (credit) for loan losses	(2,000)	5,000
Net interest income, after provision for loan losses	62,411	54,894
Noninterest income:
Customer service and other fees	9,909	9,413
Gain on sale of securities	2,527	3,703
Gain on sale of SBA loans	203	—
Other	952	829
Total noninterest income	13,591	13,945
Noninterest expense:
Salaries and employee benefits	26,769	26,059
Occupancy expense	7,253	7,513
Furniture and equipment	3,143	3,508
Amortization of intangible assets	3,138	4,091
Other real estate owned, net	4,370	1,559
Insurance and assessments	3,137	4,053
Professional fees	4,089	3,528
Prepayment penalty on long term debt	—	2,672
Impairment of long-lived assets	2,750	—
Other general and administrative	9,465	9,504
Total noninterest expense	64,114	62,487
Income before income taxes	11,888	6,352
Income tax benefit	(3,171)	—
Net income	$15,059	$6,352

Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in net unrealized gains	$3,048	$6,198
Less: reclassification adjustments for net gains included in net income	(1,566)	(2,295)
Other comprehensive income	1,482	3,903
Total comprehensive income	$16,541	$10,255

Net income (loss) applicable to common stockholders	$15,059	$(13,454)

Earnings (loss) per common share—basic:	$0.14	$(0.21)
Earnings (loss) per common share—diluted:	0.14	(0.21)

Weighted average common shares outstanding-basic	103,934,009	64,941,731
Weighted average common shares outstanding-diluted	104,391,256	64,941,731

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2012 and 2011

	Preferred Shares Outstanding	Preferred Stock	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
			(Dollars in thousands)

Balance, January 1, 2011	66,025	$64,818	53,529,950	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Net income	—	—	—	—	—	—	6,352	—	6,352
Other comprehensive income	—	—	—	—	—	—	—	3,903	3,903
Stock compensation awards, net of forfeitures	—	—	70,110	—	—	—	—	—	—
Earned stock award compensation, net	—	—		593	—	—	—	—	593
Repurchase of common stock	—	—	(65,444)	—	—	(92)	—	—	(92)
Deferred compensation	—	—	—	—	(237)	237	—	—	—
Preferred share dividends	11,828	19,778	—	—	—	—	(19,806)	—	(28)
Conversion of preferred stock	(77,853)	(84,596)	51,902,007	84,596	—	—	—	—	—
Balance, December 31, 2011	—	—	105,436,623	704,698	—	(102,354)	(433,016)	1,683	171,011
Net income	—	—	—	—	—	—	15,059	—	15,059
Other comprehensive income	—	—	—	—	—	—	—	1,482	1,482
Stock compensation awards, net of forfeitures	—	—	435,482	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	691	—	—	—	—	691
Repurchase of common stock	—	—	(24,498)	—	—	(43)	—	—	(43)
Balance, December 31, 2012	—	$—	105,847,607	$705,389	$—	$(102,397)	$(417,957)	$3,165	$188,200

See “Notes to Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,059	$6,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,909	7,091
Provision (credit) for loan losses	(2,000)	5,000
Impairment of long-lived assets	2,750	—
Stock compensation, net	691	593
Gain on sale of securities	(2,527)	(3,703)
Gain on sale of SBA loans	(203)	—
Gain on sale of other assets	(177)	—
Proceeds from the sale of loans originated with intent to sell	2,024	—
Loss, net and valuation adjustments on real estate owned	4,103	786
Other	(655)	(963)
Net change in:
Other assets	(3,833)	4,577
Interest payable and other liabilities	(8,620)	2,942
Net cash from operating activities	12,521	22,675
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, and calls	198,286	294,722
Purchases	(263,005)	(226,904)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	5,650	5,844
Purchases	(18,122)	(9,346)
Loan (originations) and principal collections, net	(73,861)	72,591
Purchase of time deposits with banks	(8,000)	—
Proceeds from sale of loans transferred to held for sale	—	2,512
Cash paid related to acquisitions	(1,368)	—
Proceeds from sale of other assets	1,943	—
Proceeds from sale of other real estate owned and foreclosed assets	9,234	21,483
Proceeds from sale of SBA loans transferred to held for sale	211	—
Additions to premises and equipment	(833)	(574)
Net cash from investing activities	(149,865)	160,328
Cash flows from financing activities:
Net change in deposits	140,970	(148,565)
Repayment of borrowings	(14)	(53,062)
Net change in repurchase agreements and federal funds purchased	50,423	(13,496)
Repurchase of common stock	(43)	(92)
Cash dividends on preferred stock	—	(28)
Net cash from financing activities	191,336	(215,243)
Net change in cash and cash equivalents	53,992	(32,240)
Cash and cash equivalents, beginning of year	109,225	141,465
Cash and cash equivalents, end of year	$163,217	$109,225

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$15,800	$16,772
Income taxes paid (refunded)	160	(2,749)
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned and foreclosed assets	3,890	34,609
Loans transferred to loans held for sale	2,021	2,512
Financing of the sale of other real estate owned	—	6,480
Premises and equipment transferred to other assets	2,222	—
Preferred stock dividends	—	19,778
Conversion of preferred stock into common stock	—	84,596
Distribution of stock held in deferred compensation plan	—	237
Securities sold, not yet settled	5,878	—
Securities purchased, not yet settled	16,943	20,800

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Notes to Consolidated Financial Statements

(1) Organization

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Our principal business is to serve as a holding company for our subsidiaries. As of December 31, 2012 and 2011, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as Guaranty Bank or the Bank.

References to “we” or “Company” means the Company on a consolidated basis with the Bank.  References to “Guaranty” or to the “Holding Company” refer to the parent company on a stand-alone basis.

(2) Summary of Significant Accounting Policies

(a)   Nature of Operations and Principles of Consolidation

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans, Small Business Administration guaranteed loans and consumer loans. The Bank also provides wealth management services, including private banking, investment management and trust services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate, including land or improved land. Commercial loans are expected to be repaid from cash flows from business operations. There are no significant concentrations of loans to any one industry or customer. Our customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(c)   Cash Flows

Cash and cash equivalents on the Company’s consolidated balance sheets include cash, balances due from banks and interest-bearing deposits in other financial institutions that have an original maturity of three months or less and are carried at cost. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, borrowings, federal funds purchased and repurchase agreements.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(d)   Time Deposits with Banks

Time deposits with banks fully insured deposits with other banks invested through the Certificate of Deposit Account Registry Service (CDARS) with original maturities of three months or longer.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the effective yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment through earnings.

The investments in bank stocks are reviewed by management quarterly for potential other-than-temporary-impairment. This quarterly review considers the credit quality of the institution, the institution’s ability to repurchase shares and the Company’s carrying value in the shares relative to the share’s book value. Based on each of these reviews, management concluded that there was no OTTI impairment during 2012 or 2011.

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

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. A class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk. Data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Payments received on nonaccrual loans are applied first to the principal balance of the loan. The interest on nonaccrual loans is accounted for on the cash-basis method, until qualifying for a return to the accrual basis of accounting. Loans are returned to accrual status after the borrower’s financial condition has improved; when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loans deemed to be uncollectible are charged off and deducted from the allowance. The loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan by loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on real estate-dependent loans. Charge-offs on smaller balance homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s original contractual rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is calculated by determining the loss rate derived from historical charge-offs, of which management considers charge-offs over a two and three year period in the analysis. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate, Commercial & Industrial and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The historical loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of substandard and watch loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors and management’s evaluation of the impact of local and national economic conditions on each of our loan types.

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

(k)   Bank Stocks

The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank also owns Federal Reserve Bank (FRB) stock and Banker’s Bank of the West (BBOW) stock. FHLB, FRB and BBOW stock is carried at cost, classified as a restricted security, and periodically reviewed for impairment based on the likelihood of ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Customer relationship intangible assets are recognized at the time of acquisition based upon management’s estimate of fair value. In preparing such valuations, variables such as growth in existing customer base, attrition rates and market discount rates are considered. The customer relationship asset is

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

amortized to expense over its useful life, which we have estimated at 10 years. Our customer relationship intangible asset was recognized as a result of the acquisition of Private Capital Management on July 31, 2012.

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

Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded impairment charges of $2,750,000 related to two bank-owned branch buildings and transferred the remaining balance to other assets. One of the buildings was sold during the fourth quarter 2012 and one remains in other assets at December 31, 2012.

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

The Company recognizes a liability in relation to these commitments intended to represent estimated future losses on these commitments. In calculating this estimate, we consider the volume of off-balance sheet commitments, estimated utilization factors as well as risk factors determined based on the nature of the loan. Our liability for unfunded commitments is calculated quarterly with the balance presented in Interest Payable and Other Liabilities in the Consolidated Balance Sheet.

(o)   Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2012, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2014. At the end of December 31, 2012, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 374,096 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(p)   Company-Owned Life Insurance

The Company has life insurance policies on certain key executives and former key executives. At December 31, 2012 and 2011, the carrying value of the company-owned life insurance policies was $15,564,000 and $15,077,000, respectively, which is included in other assets on the Consolidated Balance Sheets. Company-owned life insurance is recorded at the amount that can be realized under the insurance

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At December 31, 2012 and December 31, 2011, the Company had a net deferred tax asset of $14,990,000 and $12,046,000, respectively, which includes the net unrealized gain on securities. At December 31, 2011, the net deferred tax asset was net of a $6,603,000 valuation allowance. After analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it was “more likely than not” that the net deferred tax asset would be fully realized. There is no valuation allowance as of December 31, 2012.

At December 31, 2012 and December 31, 2011, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for refund filed in 2010 with respect to 2004 through 2006. At December 31, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2012 and December 31, 2011, the Company did not have any amounts accrued for interest and/or penalties.

(s)    Segments of an Enterprise and Related Information

The Company operates as a single segment. The operating information used by the Company’s chief executive officer for purposes of assessing performance and making operating decisions about the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Company is the consolidated financial data presented in this report. For the years ended 2012 and 2011, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

(t)    Earnings (loss) per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service or performance condition for the years ended December 31, 2012 and 2011.

The earnings (loss) per common share has been computed based on the following:

	Year Ended December 31,
	2012	2011
Average common shares outstanding	103,934,009	64,941,731
Effect of dilutive unvested stock grants(1)	457,247	—
Average shares outstanding for calculated diluted earnings per common share	104,391,256	64,941,731

(1) The impact of unvested stock grants of 1,696,796 at December 31, 2012 had a dilutive impact of 457,257 shares in the diluted earnings per share calculation. The impact of unvested stock grants of 1,546,292 at December 31, 2011 were antidilutive due to the net loss attributable to common shareholders for the period.

(u)   Restrictions on Cash

A portion of the cash on deposit with the Federal Reserve Bank of Kansas City (the “Federal Reserve”) was required to meet regulatory reserve requirements. At December 31, 2012 and 2011, there was no reserve requirement.

(v)   Dividend Restrictions

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

(w)  Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(x)   Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies at December 31, 2012 and 2011 are more fully disclosed in Note 15 to the consolidated financial statements.

(y)   Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibited continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity. The update required that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update became effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update only changed the manner in which our Other Comprehensive Income is disclosed.

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

(3)   Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates presented:

	Fair Value	Gross unrealized gains	Gross unrealized losses	Amortized Cost
	(In thousands)
	December 31, 2012
Securities available for sale:
State and municipal	$65,244	$519	$(116)	$64,841
Mortgage-backed securities — agency/residential	264,283	4,342	(411)	260,352
Mortgage-backed securities — private/residential	720	—	(5)	725
Asset backed	20,511	147	(7)	20,371
Marketable equity	1,535	—	—	1,535
Trust preferred	32,840	794	(594)	32,640
Corporate	28,249	528	(91)	27,812
Total securities available for sale	$413,382	$6,330	$(1,224)	$408,276

	December 31, 2011
Securities available for sale:
State and municipal	$52,890	$369	$(953)	$53,474
Mortgage-backed securities — agency/residential	265,030	5,337	(168)	259,861
Mortgage-backed securities — private/residential	752	—	(34)	786
Marketable equity	1,519	—	—	1,519
Trust preferred	32,961	25	(1,861)	34,797
Total securities available for sale	$353,152	$5,731	$(3,016)	$350,437

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates presented:

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
December 31, 2012:
State and municipal	$12,627	$83	$(44)	$12,666
Mortgage-backed securities - agency/residential	18,656	968	—	19,624
Total securities held to maturity	$31,283	$1,051	$(44)	$32,290

December 31, 2011:
Mortgage-backed securities - agency/residential	$18,424	$826	$—	$19,250

The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2012	2011
	(In thousands)
Proceeds	$94,787	$215,999
Gross Gains	2,761	4,195
Gross Losses	(234)	(492)
Net tax expense related to gains (losses) on sale	961	1,408

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
2012	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$914	$917
Due after one year through five years	20,679	21,290
Due after five years through ten years	22,490	22,822
Due after ten years	101,581	101,815
Total AFS excluding MBS and marketable equity securities	145,664	146,844
Mortgage-backed securities and marketable equity securities	262,612	266,538
Total securities available for sale	$408,276	$413,382

	Held to maturity (HTM)
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Due after one year through five years	$1,439	$1,439
Due after five years through ten years	2,657	2,675
Due after ten years	8,531	8,552
Total HTM, excluding MBS	12,627	12,666
Mortgage-backed securities — agency/residential	18,656	19,624
Total securities held to maturity	$31,283	$32,290

Securities with carrying values of $224,845,000 and $204,652,000 were pledged at December 31, 2012 and 2011, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. At December 31, 2012, approximately $191,274,000 of securities were available for pledging. At December 31, 2011, approximately $131,429,000 of securities were available for pledging.

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012. This table does not include the single municipal security for which an OTTI was recognized during 2010, as OTTI reduced the value of the security to its estimated fair value.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$5,732	$(116)	$—	$—	$5,732	$(116)
Mortgage-backed securities agency/residential	38,419	(353)	6,038	(58)	44,457	(411)
Mortgage-backed securities private/residential	—	—	720	(5)	720	(5)
Asset backed	5,174	(7)	—	—	5,174	(7)
Trust preferred	1,594	(21)	9,427	(573)	11,021	(594)
Corporate	4,944	(91)	—	—	4,944	(91)
Held to maturity:
State and municipal	4,124	(44)	—	—	4,124	(44)

Total temporarily impaired	$59,987	$(632)	$16,185	$(636)	$76,172	$(1,268)

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

During  2010, the Company recognized a pre-tax impairment charge for the other-than-temporary decline in the fair value of a single municipal bond with an amortized cost of $4,514,000 in the amount of $3,500,000. Based on management’s updated assessment of this bond as of December 31, 2012, no additional changes to the OTTI were determined to be necessary.

The following table presents a rollforward of OTTI included in earnings (in thousands):

Beginning balance of accumulated credit losses at January 1, 2011	$3,500
Changes in credit losses recognized on securities identified as other-than-temporarily impaired	—
Ending balance of accumulated credit losses as of December 31, 2011	$3,500
Changes in credit losses recognized on securities identified as other-than-temporarily impaired	—
Ending balance of accumulated credit losses as of December 31, 2012	$3,500

At December 31, 2012, there were 38 individual securities in an unrealized loss position. Of the 38 securities in an unrealized loss position, five securities have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 33 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to fluctuations in market interest rates since the securities were acquired. At December 31, 2012, the Company did not intend to sell any of the 38 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value. The 38 securities in an unrealized loss position do not include the single security for which the $3,500,000 OTTI was taken, as that particular security had previously been marked down to its estimated fair value and that estimate of fair value has not changed since initial impairment was recognized in 2010.

Approximately 68% of Company’s municipal bond securities are unrated and are subject to an internal review process by management, performed annually. This annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

payments. In addition, management considers any interim information available that would prompt the need for more frequent review.

At December 31, 2012, there was a security of a single issuer with a book value of $35,755,000, or 19.0% of our stockholders’ equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and matures December 1, 2031. At December 31, 2012, management determined the estimated fair value of this bond approximates its par value.  In addition to its annual review of nonrated municipal bonds, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms. At December 31, 2011, the bond had an unrealized loss of approximately $1,000,000.

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

At December 31, 2011, there were 14 individual securities in an unrealized loss position. Of the 14 securities in an unrealized loss position at December 31, 2011, two individual securities were in a continuous unrealized loss position for 12 months or longer. Management evaluated these two securities in addition to the remaining 12 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates. The 14 securities in an unrealized loss position did not include the single security for which the $3,500,000 OTTI was taken as that particular security and that estimate of fair value had not changed since initial impairment was recognized in 2010.

(4)    Bank Stocks

The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investment at December 31 was as follows:

	2012	2011
	(In thousands)
Federal Reserve Bank of Kansas City	$6,400	$5,960
Federal Home Loan Bank of Topeka	7,104	7,847
Other bank stock	758	758
Totals	$14,262	$14,565

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)               Loans

A summary of the balances of loans at December 31 follows:

	2012	2011
	(In thousands)
Loans on real estate:
Commercial and residential	$737,537	$712,368
Construction	72,842	44,087
Equity lines of credit	45,308	44,601
Commercial loans	237,199	223,479
Agricultural loans	9,417	11,527
Installment loans to individuals	17,787	22,937
SBA	37,207	37,876
Other	3,043	3,092
Gross Loans	$1,160,340	$1,099,967
Less:
Allowance for loan losses	(25,142)	(34,661)
Unearned discount	(1,591)	(1,827)
Net Loans	$1,133,607	$1,063,479

Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance, beginning of period	$34,661	$47,069
Provision (credit) for loan losses	(2,000)	5,000
Loans charged off	(10,699)	(19,585)
Recoveries on loans previously charged-off	3,180	2,177
Balance, end of period	$25,142	$34,661

Our additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2011	$39,474	$252	$7,343	$47,069
Charge-Offs	(17,828)	(119)	(1,638)	(19,585)
Recoveries	1,774	52	351	2,177
Provision (credit)	5,660	(49)	(611)	5,000
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661

Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-Offs	(4,787)	(79)	(5,833)	(10,699)
Recoveries	3,022	51	107	3,180
Provision (credit)	(7,765)	(32)	5,797	(2,000)
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142

Balances at December 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,656	$—	$998	$2,654
Collectively evaluated	17,894	76	4,518	22,488
Total	$19,550	$76	$5,516	$25,142

Loans
Individually evaluated	$16,223	$6	$1,525	$17,754
Collectively evaluated	953,429	4,419	183,147	1,140,995
Total	$969,652	$4,425	$184,672	$1,158,749

Balances at December 31, 2011:

Allowance for Loan Losses
Individually evaluated	$2,377	$—	$1,113	$3,490
Collectively evaluated	26,703	136	4,332	31,171
Total	$29,080	$136	$5,445	$34,661

Loans
Individually evaluated	$20,726	$52	$6,029	$26,807
Collectively evaluated	874,008	5,044	192,281	1,071,333
Total	$894,734	$5,096	$198,310	$1,098,140

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The Company presents data according to class based on the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at December 31, 2012 and December 31, 2011 were on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

December 31, 2012

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,897	$8,352	$—	$7,983	$188
Construction loans	—	—	—	104	—
Commercial loans	204	284	—	3,247	—
Consumer loans	616	668	—	1,136	—
Other	1,231	1,959	—	839	—
Total	$9,948	$11,263	$—	$13,309	$188

Impaired loans with a related allowance:
Commercial and residential real estate	$4,199	$5,000	$831	$7,121	$18
Construction loans	—	—	—	—	—
Commercial loans	2,801	4,279	1,531	2,218	—
Consumer loans	716	978	232	545	—
Other	90	185	60	513	—
Total	$7,806	$10,442	$2,654	$10,397	$18

Total Impaired Loans
Commercial and residential real estate	$12,096	$13,352	$831	$15,104	$206
Construction loans	—	—	—	104	—
Commercial loans	3,005	4,563	1,531	5,465	—
Consumer loans	1,332	1,646	232	1,681	—
Other	1,321	2,144	60	1,352	—
Total impaired loans	$17,754	$21,705	$2,654	$23,706	$206

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,602	$12,419	$—	$30,452	$—
Construction loans	294	2,378	—	310	—
Commercial loans	3,770	3,899	—	6,184	—
Consumer loans	1,622	1,976	—	1,867	—
Other	921	1,163	—	923	—
Total	$16,209	$21,835	$—	$39,736	$—

Impaired loans with a related allowance:
Commercial and residential real estate	$7,071	$7,805	$1,686	$16,114	$—
Construction loans	—	—	—	—	—
Commercial loans	3,220	3,422	1,551	3,598	—
Consumer loans	177	179	153	231	—
Other	130	214	100	596	—
Total	$10,598	$11,620	$3,490	$20,539	$—

Total Impaired Loans
Commercial and residential real estate	$16,673	$20,224	$1,686	$46,566	$—
Construction loans	294	2,378	—	310	—
Commercial loans	6,990	7,321	1,551	9,782	—
Consumer loans	1,799	2,155	153	2,098	—
Other	1,051	1,377	100	1,519	—
Total impaired loans	$26,807	$33,455	$3,490	$60,275	$—

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2012

	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$832	$224	$8,034	$9,090	$736,524
Construction loans	—	—	—	—	72,742
Commercial loans	2,671	—	3,005	5,676	236,874
Consumer loans	140	—	1,332	1,472	63,009
Other	627	—	1,321	1,948	49,600
Total	$4,270	$224	$13,692	$18,186	$1,158,749

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$4,551	$—	$16,673	$21,703	$711,154
Construction loans	—	—	294	294	44,014
Commercial loans	3,233	—	6,990	10,223	223,108
Consumer loans	1,611	6	1,793	3,410	67,425
Other	1,410	—	1,051	1,982	52,439
Total	$10,805	$6	$26,801	$37,612	$1,098,140

If the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, the gross interest income that would have been recorded during the period for December 31, 2012 and 2011 was $1,009,000 and $1,532,000, respectively. The income recognized on nonaccrual loans prior to impairment during the years ended December 31, 2012 and 2011 was $288,000 and $365,000, respectively.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company uses the following risk rating definitions for classified loans, which are consistent with the definitions used in supervisory guidance:

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables provide detail for the risk category of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

December 31, 2012

	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$709,281	$72,842	$232,751	$60,517	$46,720	$1,122,111
Substandard	28,256	—	4,448	2,578	2,947	38,229
Doubtful	—	—	—	—	—	—
Subtotal	737,537	72,842	237,199	63,095	49,667	1,160,340
Less: Unearned Discount	(1,013)	(100)	(325)	(86)	(67)	(1,591)
Loans, net of unearned discount	$736,524	$72,742	$236,874	$63,009	$49,600	$1,158,749

December 31, 2011

	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$677,818	$43,793	$212,125	$64,020	$49,526	$1,047,282
Substandard	34,550	294	11,354	3,409	2,969	52,576
Doubtful	—	—	—	109	—	109
Subtotal	712,368	44,087	223,479	67,538	52,495	1,099,967
Less: Unearned Discount	(1,214)	(73)	(371)	(113)	(56)	(1,827)
Loans, net of unearned discount	$711,154	$44,014	$223,108	$67,425	$52,439	$1,098,140

The book balance of troubled debt restructurings at December 31, 2012 and December 31, 2011 was $8,497,000 and $11,692,000, respectively. Approximately, $1,551,000 and $1,466,000 in specific reserves have been established with respect to these loans as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, the Company had approximately $33,000 in additional amounts committed on a single loan classified as a troubled debt restructuring. The Company had no similar amounts committed on loans classified as troubled debt restructurings as of December 31, 2011.

During the year ending December 31, 2012, the terms of nine loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; the renewal of a loan with a stated interest rate below market; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

During the year ended December 31, 2011, the terms of six loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables present loans by class modified as troubled debt restructurings that occurred in the years indicated (in thousands):

December 31, 2012

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate loans	8	$6,710	$5,494
Construction loans	—	—	—
Commercial loans	1	2,144	1,034
Consumer loans	—	—	—
Other	—	—	—
Total	9	$8,854	$6,528

December 31, 2011

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate loans	2	$9,540	$7,859
Construction loans	—	—	—
Commercial loans	3	367	355
Consumer loans	1	69	68
Other	—	—	—
Total	6	$9,976	$8,282

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. A single default on a troubled debt restructured loan occurred during the year ended December 31, 2012.  The loan was classified in both the Commercial class and portfolio segment.  The Company charged-off approximately $1,095,000 on this loan during the year and established a specific reserve of approximately $773,000 at December 31, 2012.  There were no defaults on troubled debt restructured loans during the year ended December 31, 2011.

(6)                Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2012	2011
	(In thousands)
Land	$11,782	$13,677
Buildings	39,970	43,786
Leasehold improvements	5,473	5,908
Equipment and software	14,814	15,846
Leasehold interest in land	684	684
Subtotal	$72,723	$79,901
Accumulated depreciation and amortization	(25,805)	(26,050)
Total premises and equipment	$46,918	$53,851

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $2,770,000 and $3,000,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

During 2012, management closed six branch facilities, of which three were owned and three were leased. An impairment of $2,750,000 was recorded with respect to two of the bank-owned branch facilities. No impairment was recognized on the third bank-owned branch facility. The assets were transferred to other assets at their estimated fair market value, less estimated selling costs. Two of these facilities were sold during 2012.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

With respect to the other remaining four branch facilities, one facility was sold in the third quarter 2012 and the other three facilities were leased.

Operating Leases:  Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2012 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2013	$2,591
2014	2,157
2015	2,053
2016	655
2017	200
Thereafter	823
$8,479

Certain leases contain options to extend the lease terms for five to twenty one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2012 and 2011 was $3,102,000 and $3,332,000, respectively.

(7)                     Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Balance as of January 1, 2011	$22,898
Additions to OREO	34,878
Sales proceeds	(21,483)
Sales of OREO financed	(6,480)
Losses and write-downs, net of gains	(786)
Balance as of December 31, 2011	$29,027
Additions to OREO	3,890
Sales proceeds	(9,234)
Losses and write-downs, net of gains	(4,103)
Balance as of December 31, 2012	$19,580

Expenses related to other real estate owned include:

	2012	2011
	(In thousands)
Write-downs, net of gains on sales	$4,103	$786
Operating expenses, net of rental income	267	773
Total expenses related to foreclosed assets	$4,370	$1,559

Subsequent to December 31, 2012, the Company sold its single largest OREO property. At December 31, 2012, the property had a book value of $10,850,000, after a $3,000,000 write-down was recognized in 2012. The sale did not result in a significant gain or loss in the first quarter 2013.

(8)                    Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. At December 31, 2012, the Company’s intangible assets were comprised of a core deposit intangible and a customer relationship intangible. The amortization expense related to the core deposit asset represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions. On July 31, 2012, the Bank acquired substantially all of the assets and liabilities Private Capital Management, a Denver-based investment advisory firm providing investment management and financial planning services to high net worth individuals and institutions. As a result of this acquisition, a customer relationship intangible was recognized. The acquisition was consummated to enhance the Bank’s existing wealth management practice. The amortization expense related to the customer relationship asset represents the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

estimated decline in value of the customer relationship acquired in 2012. At December 31, 2011, the Company’s only intangible asset was related to its core deposit intangible.

The following table presents the gross amounts of core deposit intangible and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

	Useful life	December 31, 2012	December 31, 2011
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(56,046)	(53,012)
Core deposit intangible assets, net		$6,929	$9,963
Customer relationship intangible asset	10 years	$2,524	$—
Customer relationship intangible asset accumulated amortization		(105)	—
Customer relationship intangible asset, net		$2,419	$—

Total other intangible assets, net		$9,348	$9,963

Amortization expense for the years ended December 31, 2012 and 2011 was $3,138,000 and $4,091,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Total
Fiscal year ending:
2013	$2,818
2014	2,349
2015	1,668
2016	645
2017	481
Thereafter	1,387
$9,348

(9)                    Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $92,624,000 and $96,445,000, respectively.

At December 31, 2012 and 2011, the Bank had $16,056,000 and $10,159,000, respectively, in brokered time deposits. No reciprocal time deposits were outstanding as of December 31, 2012 or December 31, 2011.

At December 31, 2012 the scheduled maturities of interest-bearing time deposits are as follows (amounts in thousands):

2013	$135,745
2014	25,839
2015	8,044
2016	—
2017	21,806
$191,434

(10)             Securities Sold Under Agreements to Repurchase

The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2012	2011
	(In thousands)
Ending Balance	$67,040	$16,617
Weighted-average interest rate at year-end	0.13%	0.35%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which have carrying values of $79,199,000 and $20,910,000 at December 31, 2012 and 2011, respectively.

Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Average daily balance during the year	$41,953	$18,525
Average interest rate during the year	0.16%	0.40%
Maximum month-end balance during the year	$89,959	$22,068

(11)             Borrowings

A summary of borrowings is as follows:

	Principal	Interest rate	Maturity date	Total committed
	(Dollars in thousands)
December 31, 2012
Short-term borrowings:
FHLB line of credit	$—		n/a	316,996
Total short-term borrowings	$—
Long-term borrowings:
FHLB term notes (fixed rate)	110,163	Range:2.52%-4.43%	2013-2018	See below
Total borrowings	$110,163

December 31, 2011
Short-term borrowings:
FHLB line of credit	$—		n/a	217,437
Total short-term borrowings	$—
Long-term borrowings:
FHLB term notes (fixed rate)	110,177	Range:2.52%-4.43%	2013-2018	See below
Total borrowings	$110,177

Each advance with the Federal Home Loan Bank (FHLB) is payable at its maturity date, with a prepayment penalty if paid prior to maturity. The weighted-average rate on the FHLB term notes is 2.97% at December 31, 2012. At December 31, 2012, approximately $110,000,000 of the FHLB fixed rate term notes with a weighted-average rate of 2.97% were convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. During 2012, three notes totaling $90,000,000 became convertible on a quarterly basis; however, the FHLB did not elect to convert these notes in 2012. The remaining convertible note for $20,000,000 has a potential conversion in 2013.

Under an advance pledge and security agreement with the FHLB, the Company had pledged qualifying loans and securities in the amount of $316,996,000 and $217,437,000, respectively, at December 31, 2012 and 2011. The maximum credit allowance for future borrowings, including term notes and the line of credit, was $206,833,000 and $107,260,000 at December 31, 2012 and 2011, respectively.  The Company’s borrowing

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

capacity increased primarily as result of the FHLB’s decision to move the Bank from delivery status to blanket pledge status as of March 31, 2012.

At December 31, 2012, the scheduled maturities of borrowings are as follows (in thousands):

2013	$163
2014	—
2015	—
2016	—
2017	40,000
Thereafter	70,000
Total borrowings	$110,163

(12)             Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year ended December 31,
	2012	2011
	(In thousands)
Current tax expense:
Federal	$458	$—
State	224	—
Total current tax expense	682	—
Deferred tax expense
Federal	2,620	1,664
State	130	233
Total deferred tax expense	2,750	1,897

Deferred tax valuation allowance	(6,603)	(1,897)

Total tax benefit	$(3,171)	$—

Income tax expense attributable to the income from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income from operations as a result of the following:

	Year ended December 31,
	2012	2011
Tax expense at statutory federal rate	35.0%	35.0%
State tax, net of federal benefit	2.2%	(2.0)%
Tax exempt income	(8.8)%	(13.5)%
Change in valuation allowance	(55.5)%	(29.9)%
Preferred stock conversion costs	0.0%	5.2%
Other	0.4%	5.2%
	(26.7)%	(0.0)%

Current taxes payable at December 31, 2012 totaled approximately $518,600 compared to current taxes receivable of $15,600 at December 31, 2011. The Company’s net deferred tax asset is included in other assets at December 31, 2012 and December 31, 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$9,556	$13,175
Other real estate owned	3,468	2,430
Other assets and accruals	1,973	1,468
Other-than-temporary-impairment	1,330	1,330
Net operating loss, AMT and other tax attribute carryforwards	8,939	11,036
Intangible assets	706	796
Stock compensation and other	219	132
Subtotal	26,191	30,367
Less: Valuation allowance	—	(6,603)
Deferred tax assets	26,191	23,764

Deferred tax liabilities:
Premises and equipment	4,300	4,528
Core deposit intangibles	2,634	3,792
Unrealized gains on securities	1,941	1,032
FHLB stock, prepaid assets, equity investments and other liabilities	2,326	2,366
Total deferred tax liabilities	11,201	11,718

Deferred tax asset, net	$14,990	$12,046

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that are a component of net operating losses.  Equity will be increased by approximately $25,700 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Realization of deferred tax assets is dependent upon generating future sufficient taxable income prior to their expiration. A $6,603,000 valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization was recorded as of December 31, 2011. In assessing the realization of deferred tax assets at December 31, 2012, the Company considered future taxable income as well as various tax planning strategies which could be implemented to generate taxable income in future taxable periods in which the deferred taxes are deductible, to support the current balance of deferred tax assets. Based on these factors, the Company believed that it was more likely than not that the Company would realize all benefits of these deductible differences at December 31, 2012, and therefore, no valuation allowance for deferred tax assets was necessary as of December 31, 2012.

At December 31, 2012, the Company had a federal net operating loss carryforward of approximately $17,698,000 expiring in 2030 and 2031, and a state net operating loss carryforward of approximately $73,087,000, which expires at various dates from 2029 through 2031. Deferred tax assets are recognized for net operating losses, subject to a valuation allowance, to the extent that the benefit is more likely than not to be realized.

As of December 31, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense and did not have any accrued interest and/or penalties at December 31, 2011 or 2012. The Company received an immaterial amount of interest income on tax refunds in 2012 and 2011.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13)             Subordinated Debentures and Trust Preferred Securities

The Company had a $41,239,000 aggregate balance of subordinated debentures outstanding with a weighted average cost of 5.91% at December 31, 2012 and 5.95% at December 31, 2011. The subordinated debentures were issued in four separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $40,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities.

In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10,000,000, 10.6% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of 10.6% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the TruPs. Distributions payable on the TruPs are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured, rank junior and are subordinate in right of payment to all senior debt of the Company. The TruPs are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on September 7, 2030 and will be called at the next potential call date of March 7, 2013 at a price equal to 104.24% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date. Upon redemption, the Company will record a prepayment penalty of approximately $437,000.

In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5,000,000 10.2% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of 10.2% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor.  Interest paid on the Debentures is distributed to the holders of the TruPs. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on February 22, 2031 and will be called at the next potential call date of February 22, 2013 at a price equal to 104.08% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date. Upon redemption, the Company will record a prepayment penalty of approximately $210,000.

In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15,000,000 LIBOR plus 2.65% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of floating rate Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the TruPs. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034 and may be called at the next potential call date of  April 15, 2013, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trust, the Debentures or the Preferred Securities. The CenBank Trust III trust preferred issuance became callable on April 15, 2009 and remains callable on each quarterly payment date.

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10,000,000 LIBOR plus 3.10% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPs. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures mature on July 7, 2033. The Guaranty Capital Trust III trust preferred issuance became callable on July 7, 2008 and remains callable on each quarterly interest payment date.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company notified the trustees that it will defer interest on all four of its subordinated debentures. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. With the written approval from the Federal Reserve Bank of Kansas City, the Company paid all deferred interest and resumed the payment of regular interest, during the third quarter 2012. At December 31, 2012 and 2011, the Company had accrued, unpaid interest of approximately $707,000 and $7,305,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets in the Consolidated Balance Sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2012, the full $40,000,000 of the trusts’ securities qualified as Tier 1 capital.

The Company has submitted redemption notices to the trustee with respect to all of its $10.0 million CenBank I 10.6% and $5.0 million CenBank II 10.2% trust preferred securities. The trust preferred securities will be redeemed at a price equal to 104.24% for CenBank I and 104.08% for CenBank II of the liquidation amount of $1,000 per trust preferred security, plus all accrued and unpaid distributions to the respective redemption dates. The redemption of the trust preferred securities will be funded by a dividend from the Bank. The Company expects to redeem these securities during the first quarter 2013.

The following table summarizes the terms of each subordinated debenture issuance at December 31, 2012 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date*	Fixed or Variable	Rate Adjuster	Rate at December 31, 2012	Next Rate Reset Date**

CenBank Trust I	9/7/2000	$10,310	9/7/2030	3/7/2013	Fixed	N/A	10.60%	N/A
CenBank Trust II	2/22/2001	5,155	2/22/2031	2/22/2013	Fixed	N/A	10.20%	N/A
CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2013	Variable	LIBOR + 2.65%	2.99%	4/15/2013
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2013	Variable	LIBOR + 3.10%	3.44%	4/7/2013

*    Call date represents the earliest date that the Company can next call the debentures.

**  On January 7, 2013, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.40%. On January 15, 2013, the rate on the CenBank Trust III subordinated debentures reset to 2.95%.

(14)             Commitments

The Bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

At December 31, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2012	2011
	(In thousands)
Commitments to extend credit:
Variable	$268,703	$222,298
Fixed	52,176	40,605
Total commitments to extend credit	$320,879	$262,903

Standby letters of credit	$14,315	$10,836

At December 31, 2012, the rates on the fixed rate commitments to extend credit ranged from 2.36% to 8.00%.

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

(16)             Employee Benefit Plans

Substantially all employees are eligible to participate in the Company’s 401(k) plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the plan. For years ended December 31, 2012 and 2011, matching contributions to the 401(k) plan were $429,000 and $296,000, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Prior to vesting of the stock awards with a service vesting condition, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee shall have the rights of a stockholder with respect to voting of the granted stock. The recipient is generally not entitled to dividend rights with respect to unvested shares.

Other than the stock awards with service and performance based vesting conditions, no grants have been made under the Incentive Plan.

The Incentive Plan authorized grants of stock-based compensation awards of up to 8,500,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2012 and 2011, there were 1,696,796 and 1,546,292 shares of unvested stock granted (net of forfeitures), with 5,435,436 and 5,870,918 shares available for grant under the Incentive Plan, respectively.

Of the 1,696,796 unvested shares on December 31, 2012, approximately 1,220,000 shares are expected to vest. At December 31, 2012, there were 732,460 shares of restricted stock outstanding with a performance condition. We expect that 358,364 of the total performance awards of 732,460 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to shares granted to various key employees. The grant dates of these shares range from February 2011 through November 2012. The performance shares are contingent upon the meeting of certain return on asset and income-related performance measures. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, income-related performance measures) is determined when the metric’s actual performance falls within an established range of the performance target. Management expects that the targeted performance goals will be met with respect to certain performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the year is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date

Unearned at December 31, 2011	1,546,292	$3.02
Awarded	847,934	1.68
Forfeited	(412,452)	7.61
Vested	(284,978)	1.61
Unearned at December 31, 2012	1,696,796	$1.48

The Company recognized $691,000 and $593,000 in stock-based compensation expense for the years ended December 31, 2012 and December 31, 2011, respectively. As discussed above, the performance-based shares have performance criteria that must be met on or before the respective expiration dates in order for the performance-based shares to fully or partially vest. Based on management’s analysis, the Company may determine that meeting certain performance criteria is, or is not, likely in order to recognize the appropriate level of expense. Should our current expectations change, additional expense could be recorded or reversed in

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

future periods. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was $238,000 and $59,000 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, compensation cost of $1,284,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the Company’s awards for the years ended December 31, 2012 and 2011 is presented in the table below:

	Year Ended December 31,
	2012	2011
Number of shares granted	847,934	1,321,582
Weighted-average grant-date fair value	$1.68	$1.30
Number of shares that vested	284,978	292,004
Fair value of shares vested	$527,302	$411,640
Tax benefit realized	$200,427	$156,464

(17)    Related-Party Transactions

Deposits from related parties held by the Company at December 31, 2012 and 2011 amounted to $938,000 and $684,000, respectively.  At December 31, 2012 and 2011, the Company had no loans to related parties.

(18)     Fair Value Measurements and Fair Value of Financial Instruments

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

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where market values of similar securities are not available we utilize a discounted cash flow model with a market-adjusted discount rates, based on the nature and size of the bond; or current appraisals of the underlying collateral, discounted based on management’s historical knowledge and expertise; or matrix pricing. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3 (Level 3 inputs). We consider the valuation of the Level 3 bonds as being highly sensitive to changes in unobservable inputs.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Other real estate owned (“OREO”) is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraised value may be further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of OREO properties and because of the relationship between fair value and general economic conditions we consider the fair value of OREO to be highly sensitive to changes in market conditions.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at December 31, 2012
State and municipal	$—	$15,355	$49,889	$65,244
Mortgage-backed securities – agency/residential	—	264,283	—	264,283
Mortgage-backed securities – private/residential	—	720	—	720
Asset-backed securities	—	20,511	—	20,511
Marketable equity	—	1,535	—	1,535
Trust preferred	—	32,840	—	32,840
Corporate	—	28,249	—	28,249

Assets/Liabilities at December 31, 2011
State and municipal	$—	$2,554	$50,336	$52,890
Mortgage-backed securities – agency/residential	—	265,030	—	265,030
Mortgage-backed securities – private/residential	—	752	—	752
Marketable equity	—	1,519	—	1,519
Trust preferred	—	32,961	—	32,961

There were no transfers of financial assets and liabilities among Levels 1, 2 and 3 during 2012. During 2011, we sold a non-performing loan for $2,512,000 that was transferred into the Level 2 category of loans held for sale immediately preceding its sale. Also during 2011, a loan held for sale for $14,200,000 was foreclosed upon and transferred into OREO.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) year ended December 31, 2012:

State and Municipal Securities
(In thousands)
Beginning Balance	$50,336
Other comprehensive income	1,171
Purchases, sales, issuances, and settlements, net	(1,618)
Transfers in and (out) of Level 3	—
Balance December 31, 2012	$49,889

For the year ended December 31, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses.

The table below presents a reconciliation and income statement classification of gains and losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) year ended December 31, 2011:

State and Municipal Securities
(In thousands)
Beginning Balance	$34,770
Other comprehensive income	2,733
Purchases, sales, issuances, and settlements, net	11,129
Transfers in and (out) of Level 3	1,704
Balance December 31, 2011	$50,336

The following table presents quantitative information about Level 3 fair value measurements on our State and Municipal Securities at December 31, 2012:

	December 31, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and Municipal Securities	$48,025	discounted cash flow	discount rate	4% - 5%
State and Municipal Securities	814	appraisal	adjustment to comparable sales	29%
State and Municipal Securities	1,050	matrix pricing	discount rate or yield	N/A*
Total	$49,889

* The Company relies on a third-party pricing service to value non-rated municipal securities. Because of the lack of credit ratings we consider the relationship between rates on these securities and benchmarks rates to be unobservable. The unobservable adjustments used by the third-party pricing service were not readily available.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011. The valuation methodology used to measure the fair value of these loans is described earlier in the Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at December 31, 2012
Impaired loans:
Commercial and residential real estate	$—	$—	$7,467	$7,467
Commercial	—	—	1,270	1,270
Consumer	—	—	484	484
Other	—	—	1,152	1,152
Total impaired loans	$—	$—	$10,373	$10,373

Assets at December 31, 2011
Impaired loans:
Commercial and residential real estate	$—	$—	$6,673	$6,673
Commercial	—	—	1,668	1,668
Consumer	—	—	691	691
Other	—	—	323	323
Total impaired loans	$—	$—	$9,355	$9,355

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $17,754,000 at December 31, 2012, after partial charge-off of $3,951,000. In addition, these loans have a specific valuation allowance of $2,654,000 at December 31, 2012. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the amount of our recorded investment. Of the $17,754,000 impaired loan portfolio at December 31, 2012, $13,027,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $4,727,000 of impaired loans were carried at cost at December 31, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2012 on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $6,682,000.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of December 31, 2012.

	December 31, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$7,467	income approach	capitalization rate	8% - 10%
		sales comparison	adjustment to comparable sales	8%-25%
Commercial	1,270	discounted cash flow	discount rate	10%
Consumer	484	sales comparison	adjustment to comparable sales	19% - 26%
Other	1,152	sales comparison	adjustment to comparable sales	5% - 25%
		income approach	capitalization rate	10%
Total Impaired Loans	$10,373

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets at December 31, 2012
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$15,507	$15,507
Land	—	—	4,073	4,073
Total real estate owned and foreclosed assets	$—	$—	$19,580	$19,580

Assets at December 31, 2011
Other real estate owned and foreclosed assets:
Residential real estate	$—	$—	$225	$225
Commercial real estate	—	—	22,687	22,687
Land	—	—	6,115	6,115
Total real estate owned and foreclosed assets	$—	$—	$29,027	$29,027

Other real estate owned had a carrying amount of $19,580,000 at December 31, 2012, which is made up of an outstanding balance of $36,012,000, with a valuation allowance of $16,432,000. OREO write-downs and sales in 2012 resulted in the valuation allowance increasing by $3,382,000 during 2012.

Other real estate owned had a carrying amount of $29,027,000 at December 31, 2011, which was made up of an outstanding balance of $42,077,000, with a valuation allowance of $13,050,000. OREO write-downs and sales in 2011 resulted in the valuation allowance increasing by $1,410,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for OREO measured at fair value on a non-recurring basis as of December 31, 2012.

	December 31, 2012	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$15,507	income approach	capitalization rate	6% - 11%
		contract negotiations	adjustment to appraised value	34%
Land	4,073	sales comparison	adjustment to comparable sales	18% - 55%
Total Other Real Estate Owned	$19,580

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements at December 31, 2012:
	amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$163,217	$163,217	$—	$—	$163,217
Time deposits with banks	8,000	8,000	—	—	8,000
Securities available for sale	413,382	—	363,493	49,889	413,382
Securities held to maturity	31,283	—	32,290	—	32,290
Bank stocks	14,262	—	—	n/a	n/a
Loans, net	1,133,607		—	1,169,920	1,169,920
Accrued interest receivable	4,896	—	4,896	—	4,896

Financial liabilities:
Deposits	$1,454,756	$—	$1,454,452	$—	$1,454,452
Federal funds purchased and securities sold under agreements to repurchase	67,040	—	67,040	—	67,040
Subordinated debentures	41,239	—	—	33,848	33,848
Long-term borrowings	110,163	—	120,941	—	120,941
Accrued interest payable	1,126	—	1,126	—	1,126

	Carrying	Fair Value Measurements at December 31, 2011:
	amount	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial assets:
Cash and cash equivalents	$109,225	$109,225	$—	$—	$109,225
Securities available for sale	353,152	—	302,816	50,336	353,152
Securities held to maturity	18,424	—	19,250	—	19,250
Bank stocks	14,565	—	—	n/a	n/a
Loans, net	1,063,479	—	—	1,097,119	1,097,119
Accrued interest receivable	4,997	—	4,997	—	4,997

Financial liabilities:
Deposits	$1,313,786	$—	$1,313,726	$—	$1,313,726
Federal funds purchased and securities sold under agreements to repurchase	16,617	—	16,617	—	16,617
Subordinated debentures	41,239	—	—	34,034	34,034
Long-term borrowings	110,177	—	120,736	—	120,736
Accrued interest payable	7,772	—	7,772	—	7,772

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company’s and the Bank’s actual capital amounts and ratios for 2012 and 2011 are presented in the table below.

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total risk-based capital to risk weighted assets:
Consolidated	$237,576	16.27%	$116,796	8.00%	N/A	N/A
Guaranty Bank	226,260	15.52	116,651	8.00	145,813	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	219,240	15.02	58,398	4.00	N/A	N/A
Guaranty Bank	207,947	14.26	58,325	4.00	87,488	6.00
Tier 1 capital to average assets:
Consolidated	219,240	11.93	73,497	4.00	N/A	N/A
Guaranty Bank	207,947	11.35	73,265	4.00	91,581	5.00

As of December 31, 2011:
Total risk-based capital to risk weighted assets:
Consolidated	$220,234	16.33%	$107,904	8.00%	N/A	N/A
Guaranty Bank	210,146	15.59	107,853	8.00	134,816	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	203,152	15.06	53,952	4.00	N/A	N/A
Guaranty Bank	193,072	14.32	53,926	4.00	80,890	6.00
Tier 1 capital to average assets:
Consolidated	203,152	12.12	67,040	4.00	N/A	N/A
Guaranty Bank	193,072	11.53	66,962	4.00	83,702	5.00

(20)   Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, with a liquidation preference of $1,000 per share, which resulted in additional capital of $57,846,000, net of expenses.

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77,853,000 (carrying value of $76,646,000), were converted into approximately 51,902,000 shares of the Company’s common stock, including approximately 12,703,000 shares resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15,243,000. The aggregate of the $15,243,000 non-cash adjustment and $4,557,000 in scheduled preferred PIK dividends paid during 2011 was $19,800,000, representing the difference between net income and net income applicable to common shareholders.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21)   Total Comprehensive Income

The following tables present the components of other comprehensive income (loss) and total comprehensive income for the periods presented:

	Year Ended December 31,
	2012	2011
	(In thousands)
Net income	$15,059	$6,352
Other comprehensive income:
Change in net unrealized gains	4,918	9,999
Less: Reclassification adjustments for net gains included in net income	(2,527)	(3,703)
Net unrealized holding gains	2,391	6,296
Income tax effect	(909)	(2,393)
Other comprehensive income	1,482	3,903
Total comprehensive income	$16,541	$10,255

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains on securities:
Change in net unrealized gains, net	$4,918	$1,870	$3,048	$9,999	$3,801	$6,198
Less: Reclassification adjustments for net gains included in net income	(2,527)	(961)	(1,566)	(3,703)	(1,408)	(2,295)
Other comprehensive income	$2,391	$909	$1,482	$6,296	$2,393	$3,903

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22)   Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets

(Parent Company Only)

December 31, 2012 and 2011

	2012	2011
	(In thousands)
ASSETS
Cash	$7,989	$18,031
Investment in subsidiaries	216,907	200,931
Other assets	6,238	1,868
Total assets	$231,134	$220,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Subordinated debentures	$41,239	$41,239
Other liabilities	1,695	8,580
Total liabilities	42,934	49,819
Stockholders’ equity:
Common stock	117	116
Common stock - additional paid-in capital	705,272	704,582
Accumulated deficit	(417,957)	(433,016)
Accumulated other comprehensive income	3,165	1,683
Treasury stock	(102,397)	(102,354)
Total stockholders’ equity	188,200	171,011
Total liabilities and stockholders’ equity	$231,134	$220,830

Statements of Operations

(Parent Company Only)

Years ended December 31, 2012 and 2011

	2012	2011
	(In thousands)
Income:
Management fee- subsidiary bank	$3,703	$4,579
Other	79	122
Total income	3,782	4,701
Expenses:
Interest expense	2,882	2,872
Salaries and benefits	2,018	2,414
Professional services	1,810	2,343
Other	784	974
Total expenses	7,494	8,603
Loss before federal income taxes and equity in undistributed net income of subsidiaries	(3,712)	(3,902)
Income tax (benefit)	(4,746)	—
Income (loss) before equity in undistributed net income of subsidiaries	1,034	(3,902)
Equity in undistributed income of subsidiaries	14,025	10,254
Net income	$15,059	$6,352
Net income (loss) attributable to common stockholders	$15,059	$(13,454)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flows

(Parent Company Only)

Years ended December 31, 2012 and 2011

	Years ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$15,059	$6,352
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	6	7
Equity based compensation	223	212
Net change in:
Other assets	(4,376)	642
Other liabilities	(6,886)	2,663
Equity in income of consolidated subsidiaries	(14,025)	(10,254)
Net cash used by operating activities	(9,999)	(378)

Cash flow from investing activities:
Investments in subsidiaries	—	—
Net cash used by investing activities	—	—
Cash flows from financing activities:
Repurchase of common stock	(43)	(92)
Dividends paid	—	(28)
Net cash used by financing activities	(43)	(120)
Net change in cash and cash equivalents	(10,042)	(498)
Cash and cash equivalents, beginning of year	18,031	18,529
Cash and cash equivalents, end of year	$7,989	$18,031

(23)   Quarterly Results of Operations (Unaudited)

2012 Quarterly Results of Operations

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Amounts in thousands, except share data)
Interest income	$17,376	$16,791	$17,706	$17,692
Interest expense	2,159	2,280	2,323	2,392
Net interest income	15,217	14,511	15,383	15,300
Provision (credit) for loan losses	(3,500)	—	500	1,000
Net interest income after provision for loan losses	18,717	14,511	14,883	14,300
Noninterest income	3,766	3,815	2,911	3,099
Noninterest expense	17,922	14,194	17,516	14,482
Income before income taxes	4,561	4,132	278	2,917
Income tax expense (benefit)	1,441	1,302	(5,914)	—
Net income	$3,120	$2,830	$6,192	$2,917

Income per common share - basic and diluted	$0.03	$0.02	$0.06	$0.03

During the second quarter 2012, the Company reversed its remaining deferred tax valuation allowance of $5,747,000 based on the Company’s determination that it was more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, the Company resumed recording income tax expense. Also in the second quarter 2012, the Company recorded an impairment charge of $2,750,000 on two branch facilities that were subsequently closed in October 2012. During the fourth quarter 2012, the Company recorded a $3,000,000 write-down on its single largest other real estate owned property, which was subsequently sold in January 2013. Due to continued improvement in overall credit metrics, the Company recorded a credit provision for loan losses in the fourth quarter 2012 of $3,500,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2011 Quarterly Results of Operations

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Amounts in thousands, except share data)
Interest income	$17,804	$18,503	$18,663	$19,343
Interest expense	2,479	3,391	3,916	4,633
Net interest income	15,325	15,112	14,747	14,710
Provision for loan losses	1,000	1,000	1,000	2,000
Net interest income after provision for loan losses	14,325	14,112	13,747	12,710
Noninterest income	2,800	5,529	2,336	3,280
Noninterest expense	14,849	17,488	14,674	15,476
Income before income taxes	2,276	2,153	1,409	514
Income tax expense	—	—	—	—
Net income	$2,276	$2,153	$1,409	$514

Net income (loss) attributable to common stockholders	$2,276	$(14,649)	$(109)	$(972)

Income (loss) per common share - basic and diluted	$0.02	$(0.28)	$(0.00)	$(0.02)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The consolidated financial statements of Guaranty Bancorp and its subsidiaries and independent auditors’ reports are included in Part II (Item 8) of this Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1

Amended and Restated Series A Convertible Preferred Stock Transaction Agreement, dated August 9, 2011, among the Registrant and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 11, 2011)

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on August 12, 2009)

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K filed on February 13, 2009)

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

10.1	Investment Agreement, dated as of May 6, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 12, 2009)

10.2

Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 12, 2009)

10.3

Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed on February 12, 2010)

10.4

Amendment No. 3 to Investment Agreement, dated as of September 30, 2011, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2011)

10.5†

Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.6†	Guaranty Bancorp Change in Control Severance Plan, amended and restated as of December 31, 2012 (filed herewith)

Exhibit Number	Description of Exhibit
10.7†

Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Registrant’s Notice of 2010 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 29, 2010)

10.8†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.9†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.10†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.11†	Form of Executive Cash Incentive Plan (incorporated herein by reference from Exhibit 10.12 to Registrant’s Form 10-K filed on February 10, 2012)

10.12†	Retention letter, dated February 28, 2011, between Daniel M. Quinn and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s 8-K filed February 28, 2011)

10.13†	Retention letter, dated February 28, 2011, between Paul W. Taylor and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s 8-K filed February 28, 2011)

11.1

Statement re: Computation of Per Share Earnings (See Note 2(t) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

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

Date:  February 14, 2013

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

Signature	Title	Date

/s/ Edward B. Cordes	Chairman of the Board and Director	February 14, 2013
Edward B. Cordes

/s/ Paul W. Taylor	President and Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2013
Paul W. Taylor

/s/ Christopher G. Treece	Executive Vice President, Chief Financial Officer and Secretary	February 14, 2013
Christopher G. Treece	(Principal Financial and Accounting Officer)

/s/ John M. Eggemeyer	Director	February 14, 2013
John M. Eggemeyer

/s/ Keith R. Finger	Director	February 14, 2013
Keith R. Finger

/s/ Stephen D. Joyce	Director	February 14, 2013
Stephen D. Joyce

/s/ Gail H. Klapper	Director	February 14, 2013
Gail H. Klapper

/s/ Stephen G. McConahey	Director	February 14, 2013
Stephen G. McConahey

/s/ W. Kirk Wycoff	Director	February 14, 2013
W. Kirk Wycoff

/s/ Albert C. Yates	Director	February 14, 2013
Albert C. Yates