Form 10-Q
period 2013-03-31
Guaranty Bancorp
filed 2013-04-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, there were 101,819,333 shares of the registrant’s voting common stock outstanding, including 2,638,418 shares of unvested stock awards, and excluding 5,095,000 shares of the registrant’s non-voting common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Cash and due from banks	$55,891	$163,217
Time deposits with banks	5,000	8,000
Securities available for sale, at fair value	462,656	413,382
Securities held to maturity (fair value of $35,794 and $32,290 at March 31, 2013 and December 31, 2012)	35,164	31,283
Bank stocks, at cost	14,368	14,262
Total investments	512,188	458,927

Loans, net of unearned discount	1,180,607	1,158,749
Less allowance for loan losses	(24,060)	(25,142)
Net loans	1,156,547	1,133,607

Premises and equipment, net	46,637	46,918
Other real estate owned and foreclosed assets	8,606	19,580
Other intangible assets, net	8,641	9,348
Securities sold, not yet settled	—	5,878
Bank owned life insurance	15,677	15,564
Other assets	27,653	25,899
Total assets	$1,836,840	$1,886,938

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$520,008	$564,215
Interest-bearing demand and NOW	299,010	285,679
Money market	326,767	312,724
Savings	107,675	100,704
Time	188,857	191,434
Total deposits	1,442,317	1,454,756
Securities sold under agreement to repurchase and federal funds purchased	60,833	67,040
Borrowings	110,159	110,163
Subordinated debentures	25,774	41,239
Securities purchased, not yet settled	—	16,943
Interest payable and other liabilities	8,215	8,597
Total liabilities	1,647,298	1,698,738

Stockholders’ equity:
Common stock (1)	118	117
Additional paid-in capital - common stock	705,608	705,272
Accumulated deficit	(415,685)	(417,957)
Accumulated other comprehensive income	1,961	3,165
Treasury stock, at cost, 11,001,577 and 10,970,015 shares, respectively	(102,460)	(102,397)
Total stockholders’ equity	189,542	188,200
Total liabilities and stockholders’ equity	$1,836,840	$1,886,938

(1)         Common stock—$0.001 par value; 150,000,000 shares authorized; 117,915,910 shares issued and 106,914,333 shares outstanding at March 31, 2013 (includes 2,638,418 shares of unvested restricted stock); 116,817,622 shares issued and 105,847,607 shares outstanding at December 31, 2012 (includes 1,696,796 shares of unvested restricted stock).

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,082	$14,482
Investment securities:
Taxable	2,265	2,393
Tax-exempt	793	617
Dividends	156	158
Federal funds sold and other	34	42
Total interest income	17,330	17,692
Interest expense:
Deposits	635	777
Securities sold under agreement to repurchase and federal funds purchased	18	12
Borrowings	818	827
Subordinated debentures	481	776
Total interest expense	1,952	2,392
Net interest income	15,378	15,300
Provision for loan losses	—	1,000
Net interest income, after provision for loan losses	15,378	14,300
Noninterest income:
Customer service and other fees	2,620	2,271
Gain on sale of securities	—	622
Gain on sale of SBA loans	136	—
Other	194	206
Total noninterest income	2,950	3,099
Noninterest expense:
Salaries and employee benefits	7,441	6,857
Occupancy expense	1,612	2,019
Furniture and equipment	761	821
Amortization of intangible assets	707	762
Other real estate owned, net	334	352
Insurance and assessments	608	808
Professional fees	911	628
Prepayment penalty on subordinated debentures	629	—
Other general and administrative	2,189	2,235
Total noninterest expense	15,192	14,482
Income before income taxes	3,136	2,917
Income tax expense	864	—
Net income	$2,272	$2,917

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in net unrealized gains (losses)	$(1,204)	$582
Less: Reclassification adjustments for net losses (gains) included in net income	—	(386)
Other comprehensive income (loss)	(1,204)	196
Total comprehensive income	$1,068	$3,113

Earnings per common share—basic:	$0.02	$0.03
Earnings per common share—diluted:	0.02	0.03

Weighted average common shares outstanding-basic	104,221,919	103,892,827
Weighted average common shares outstanding-diluted	104,588,467	104,097,706

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2012	105,436,623	$704,698	$(102,354)	$(433,016)	$1,683	$171,011
Net income	—	—	—	2,917	—	2,917
Other comprehensive income	—	—	—	—	196	196
Stock compensation awards, net of forfeitures	705,395	—	—	—	—	—
Earned stock award compensation, net	—	155	—	—	—	155
Repurchase of common stock	(3,763)	—	(6)	—	—	(6)
Balance, March 31, 2012	106,138,255	$704,853	$(102,360)	$(430,099)	$1,879	$174,273

Balance, January 1, 2013	105,847,607	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	—	—	—	2,272	—	2,272
Other comprehensive loss	—	—	—	—	(1,204)	(1,204)
Stock compensation awards, net of forfeitures	1,098,288	—	—	—	—	—
Earned stock award compensation, net		337	—	—	—	337
Repurchase of common stock	(31,562)	—	(63)	—	—	(63)
Balance, March 31, 2013	106,914,333	$705,726	$(102,460)	$(415,685)	$1,961	$189,542

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,272	$2,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,232	1,581
Provision for loan losses	—	1,000
Stock compensation, net	337	155
Gain on sale of securities	—	(622)
Gain on sale of SBA loans	(136)	—
Loss, net and valuation adjustments on real estate owned	119	177
Other	(43)	(142)
Net change in:
Other assets	(795)	(1,642)
Interest payable and other liabilities	(430)	(22,262)
Net cash from operating activities	2,556	(18,838)
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	24,557	42,506
Purchases	(92,640)	(33,948)
Activity in held to maturity securities and bank stocks:
Sales, maturities, prepayments and calls	1,690	648
Purchases	(1,107)	(5,107)
Loan originations net of principal collections	(17,576)	(17,614)
Redemption of time deposits with banks	3,000	—
Proceeds from sales of other real estate owned and foreclosed assets	5,100	1,079
Proceeds from sale of SBA loans transferred to held for sale	1,516	—
Additions to premises and equipment	(244)	(184)
Net cash from investing activities	(75,704)	(12,620)
Cash flows from financing activities:
Net change in deposits	(12,439)	25,142
Repayment of borrowings	(4)	(3)
Redemption of subordinated debentures	(15,465)	—
Net change in repurchase agreements and federal funds purchased	(6,207)	2,373
Repurchase of common stock	(63)	(6)
Net cash from financing activities	(34,178)	27,506
Net change in cash and cash equivalents	(107,326)	(3,952)
Cash and cash equivalents, beginning of period	163,217	109,225
Cash and cash equivalents, end of period	$55,891	$105,273

Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	$8,576	$—

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                  Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

Our principal business is to serve as a holding company for our subsidiaries. As of March 31, 2013, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as “Guaranty Bank” or the “Bank”.

References to “we” or “Company” mean Guaranty Bancorp on a consolidated basis with the Bank, if applicable. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At March 31, 2013, one of these properties remains held for sale.

(i)                        Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 8,500,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of March 31, 2013, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2015. At the end of March 31, 2013,  certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 374,096 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)    Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At March 31, 2013 and December 31, 2012, the Company had a net deferred tax asset of $14,991,000 and $14,990,000, respectively, which includes the net unrealized gain on securities. At March 31, 2013, after analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. There is no valuation allowance as of March 31, 2013.

At March 31, 2013 and December 31, 2012, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for a refund filed in 2010 with respect to 2004 through 2006. At March 31, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2013 and December 31, 2012, the Company did not have any amounts accrued for interest and/or penalties.

(k)                     Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service or performance condition for the three months ended March 31, 2013 and 2012. The earnings per common share has been computed based on the following:

	Three Months Ended March 31,
	2013	2012

Average common shares outstanding	104,221,919	103,892,827
Effect of dilutive unvested stock grants (1)	366,548	204,879
Average shares outstanding for calculated diluted earnings per common share	104,588,467	104,097,706

(1)The impact of unvested stock grants of 2,638,418 shares at March 31, 2013 had a dilutive impact of 366,548 shares in the diluted earnings per share calculation for the three months ended March 31, 2013. The impact of unvested stock grants of 2,240,353 shares at March 31, 2012 had a dilutive impact of 204,879 shares in the diluted earnings per share calculation for the three months ended March 31, 2012.

(l)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In February 2013, the FASB issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”).  Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item.  This information must be provided either on the face of the financial statements by income statement line item, or in a footnote.  For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the impact of this update on the Company’s disclosures was minimal as the only changes to AOCI were changes in market values related to available for sale securities.

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

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows at the dates presented:

	March 31, 2013
	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
Securities available for sale:
State and municipal	$67,446	$472	$(662)	$67,636
Mortgage-backed - agency / residential	303,985	3,803	(1,408)	301,590
Mortgage-backed - private / residential	716	—	(1)	717
Asset-backed	25,205	—	(104)	25,309
Marketable equity	1,535	—	—	1,535
Trust preferred	33,259	960	(375)	32,674
Corporate	30,510	570	(91)	30,031
Total securities available for sale	$462,656	$5,805	$(2,641)	$459,492

	December 31, 2012
	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
Securities available for sale:
State and municipal	$65,244	$519	$(116)	$64,841
Mortgage-backed - agency / residential	264,283	4,342	(411)	260,352
Mortgage-backed - private / residential	720	—	(5)	725
Asset-backed	20,511	147	(7)	20,371
Marketable equity	1,535	—	—	1,535
Trust preferred	32,840	794	(594)	32,640
Corporate	28,249	528	(91)	27,812
Total securities available for sale	$413,382	$6,330	$(1,224)	$408,276

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
March 31, 2013:
State and municipal	$18,149	$135	$(317)	$17,967
Mortgage-backed securities - agency / residential	17,015	812	—	17,827
	$35,164	$947	$(317)	$35,794

December 31, 2012:
State and municipal	$12,627	$83	$(44)	$12,666
Mortgage-backed securities - agency / residential	18,656	968	—	19,624
	$31,283	$1,051	$(44)	$32,290

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Proceeds	$—	$21,778
Gross Gains	—	689
Gross Losses	—	(67)
Net tax expense related to gains (losses) on sale	—	236

The amortized cost and estimated fair value of available for sale securities by contractual maturity at March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$100	$102
Due after one year through five years	22,949	23,613
Due after five years through ten years	22,749	23,022
Due after ten years	109,852	109,683
Total AFS, excluding MBS and marketable equity securities	155,650	156,420
Mortgage-backed securities and marketable equity securities	303,842	306,236
Total securities available for sale	$459,492	$462,656

	Held to maturity (HTM)
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Due after one year through five years	$1,435	$1,463
Due after five years through ten years	3,008	3,091
Due after ten years	13,706	13,413
Total HTM, excluding MBS	18,149	17,967
Mortgage-backed securities - agency / residential	17,015	17,827
Total securities held to maturity	$35,164	$35,794

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$15,692	$(662)	$—	$—	$15,692	$(662)
Mortgage-backed securities - agency/residential	115,895	(1,257)	10,708	(151)	126,603	(1,408)
Mortgage-backed securities - private/residential	716	(1)	—	—	716	(1)
Asset Backed	25,205	(104)	—	—	25,205	(104)
Trust preferred	—	—	9,625	(375)	9,625	(375)
Corporate and other	2,909	(91)	—	—	2,909	(91)

Held to maturity:
State and municipal	13,007	(317)	—	—	13,007	(317)
Total temporarily impaired	$173,424	$(2,432)	$20,333	$(526)	$193,757	$(2,958)

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$5,732	$(116)	$—	$—	$5,732	$(116)
Mortgage-backed securities - agency/residential	38,419	(353)	6,038	(58)	44,457	(411)
Mortgage-backed securities - private/residential	—	—	720	(5)	720	(5)
Asset Backed	5,174	(7)	—	—	5,174	(7)
Trust preferred	1,594	(21)	9,427	(573)	11,021	(594)
Corporate and other	4,944	(91)	—	—	4,944	(91)

Held to maturity:
State and municipal	4,124	(44)	—	—	4,124	(44)
Total temporarily impaired	$59,987	$(632)	$16,185	$(636)	$76,172	$(1,268)

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

During the fourth quarter 2010, the Company recognized OTTI of $3,500,000. During the first quarter 2013, the Company foreclosed on the real estate securing the bond on which the OTTI was recognized.  At the time of the transfer, no additional impairment was recognized.

The following table presents a rollforward of accumulated credit loss resulting from OTTI, recognized in earnings  (in thousands):

Balance of accumulated credit losses on debt securities held at January 1, 2013	$3,500
Changes in accumulated credit losses on debt securities during the period	(3,500)
Balance of accumulated credit losses on debt securities held at March 31, 2013	$—

At March 31, 2013, there were 92 individual securities in an unrealized loss position, consisting of six individual securities that have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 86 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At March 31, 2013, the Company did not intend to sell any of the 92 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

Approximately 62.0% of the Bank’s municipal bond securities are unrated and, along with the Bank’s rated investment securities, are subject to an internal review process by management, historically performed annually in the fourth quarter. The annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest payments. In addition, management considers any interim information available that would prompt the need for more frequent review.

At March 31, 2013, there was a security of a single issuer with a book value of $35,755,000, or 18.9% of our stockholders’ equity. This security is a hospital revenue bond, funded by revenues from a hospital within the Company’s footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and matures December 1, 2031. At both March 31, 2013 and at December 31, 2012, management determined the estimated fair value of this bond approximated its par value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2012, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized any OTTI on the securities in our investment portfolio in 2013.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial and residential real estate	$760,735	$737,537
Construction	63,732	72,842
Commercial	246,883	237,199
Agricultural	9,787	9,417
Consumer	62,828	63,095
SBA	35,671	37,207
Other	2,361	3,043
Total gross loans	1,181,997	1,160,340
Less: Allowance for loan losses	(24,060)	(25,142)
Unearned discount	(1,390)	(1,591)
Loans, net of unearned discount	$1,156,547	$1,133,607

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of period	$25,142	$34,661
Provision for loan losses	—	1,000
Loans charged-off	(1,523)	(6,371)
Recoveries on loans previously charged-off	441	785
Balance, end of period	$24,060	$30,075

Our additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, and as a result, disclosures broken out by portfolio segment versus class may not be in agreement.

The following table provides detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the table also provides a rollforward by portfolio segment of our allowance for loan losses for the three months ended March 31, 2013 and for the three months ended March 31, 2012. The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(742)	(8)	(773)	(1,523)
Recoveries	372	25	44	441
Provision (credit)	483	115	(598)	—
Balance as of March 31, 2013	$19,663	$208	$4,189	$24,060

Balances at March 31, 2013:

Allowance for Loan Losses
Individually evaluated	$6,004	$109	$361	$6,474
Collectively evaluated	13,659	99	3,828	17,586
Total	$19,663	$208	$4,189	$24,060

Loans
Individually evaluated	$31,638	$228	$924	$32,790
Collectively evaluated	938,577	4,137	205,103	1,147,817
Total	$970,215	$4,365	$206,027	$1,180,607

	Real Estate	Consumer and Installment	Commercial & Industrial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(2,055)	(24)	(4,292)	(6,371)
Recoveries	764	10	11	785
Provision (credit)	(3,117)	(40)	4,157	1,000
Balance as of March 31, 2012	$24,672	$82	$5,321	$30,075

Balances at March 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,480	$—	$1,092	$2,572
Collectively evaluated	23,192	82	4,229	27,503
Total	$24,672	$82	$5,321	$30,075

Loans
Individually evaluated	$19,381	$7	$11,561	$30,949
Collectively evaluated	896,239	4,897	177,812	1,078,948
Total	$915,620	$4,904	$189,373	$1,109,897

Balances at December 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,656	$—	$998	$2,654
Collectively evaluated	17,894	76	4,518	22,488
Total	$19,550	$76	$5,516	$25,142

Loans
Individually evaluated	$16,223	$6	$1,525	$17,754
Collectively evaluated	953,429	4,419	183,147	1,140,995
Total	$969,652	$4,425	$184,672	$1,158,749

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at March 31, 2013 and December 31, 2012 were on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

March 31, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$4,989	$5,633	$—	$6,443	$1
Construction	—	—	—	—	—
Commercial	591	2,794	—	398	—
Consumer	261	278	—	439	69
Other	448	900	—	840	4
Total	$6,289	$9,605	$—	$8,120	$74

Impaired loans with a related allowance:
Commercial and residential real estate	$14,030	14,810	5,477	9,115	4
Construction	10,938	10,938	192	5,469	—
Commercial	735	861	525	1,768	—
Consumer	708	976	220	712	—
Other	90	185	60	90	—
Total	$26,501	$27,770	$6,474	$17,154	$4

Total impaired loans:
Commercial and residential real estate	$19,019	20,443	5,477	15,558	5
Construction	10,938	10,938	192	5,469	—
Commercial	1,326	3,655	525	2,166	—
Consumer	969	1,254	220	1,151	69
Other	538	1,085	60	930	4
Total impaired loans	$32,790	$37,375	$6,474	$25,274	$78

December 31, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,897	$8,352	$—	$7,983	$188
Construction	—	—	—	104	—
Commercial	204	284	—	3,247	—
Consumer	616	668	—	1,136	—
Other	1,231	1,959	—	839	—
Total	$9,948	$11,263	$—	$13,309	$188

Impaired loans with a related allowance:
Commercial and residential real estate	4,199	5,000	831	7,121	18
Construction	—	—	—	—	—
Commercial	2,801	4,279	1,531	2,218	—
Consumer	716	978	232	545	—
Other	90	185	60	513	—
Total	$7,806	$10,442	$2,654	$10,397	$18

Total impaired loans:
Commercial and residential real estate	12,096	13,352	831	15,104	206
Construction	—	—	—	104	—
Commercial	3,005	4,563	1,531	5,465	—
Consumer	1,332	1,646	232	1,681	—
Other	1,321	2,144	60	1,352	—
Total impaired loans	$17,754	$21,705	$2,654	$23,706	$206

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $273,000 for the three months ending March 31, 2013 and $382,000 for the three months ending March 31, 2012.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

March 31, 2013	30-89 Days Past Due	90 days + Past Due and Still Accruing	Non-Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$365	$—	$17,752	$18,117	$759,838
Construction	—	—	10,938	10,938	63,657
Commercial	2,216	38	1,288	3,542	246,593
Consumer	342	2	966	1,310	62,755
Other	763	—	538	1,301	47,764
Total	$3,686	$40	$31,482	$35,208	$1,180,607

December 31, 2012	30-89 Days Past Due	90 days + Past Due and Still Accruing	Non-Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$832	$224	$8,034	$9,090	$736,524
Construction	—	—	—	—	72,742
Commercial	2,671	—	3,005	5,676	236,874
Consumer	140	—	1,332	1,472	63,009
Other	627	—	1,321	1,948	49,600
Total	$4,270	$224	$13,692	$18,186	$1,158,749

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

The following tables provide detail for the risk category of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

March 31, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$735,125	$52,794	$244,436	$60,671	$45,051	$1,138,077
Substandard	25,610	10,938	2,447	2,157	2,768	43,920
Doubtful	—	—	—	—	—	—
Subtotal	760,735	63,732	246,883	62,828	47,819	1,181,997
Less: Unearned discount	(897)	(75)	(290)	(73)	(55)	(1,390)
Loans, net of unearned discount	$759,838	$63,657	$246,593	$62,755	$47,764	$1,180,607

December 31, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$709,281	$72,842	$232,751	$60,517	$46,720	$1,122,111
Substandard	28,256	—	4,448	2,578	2,947	38,229
Doubtful	—	—	—	—	—	—
Subtotal	737,537	72,842	237,199	63,095	49,667	1,160,340
Less: Unearned discount	(1,013)	(100)	(325)	(86)	(67)	(1,591)
Loans, net of unearned discount	$736,524	$72,742	$236,874	$63,009	$49,600	$1,158,749

The book balance of troubled debt restructurings at March 31, 2013 and December 31, 2012 was $5,066,000 and $8,497,000, respectively. Approximately $558,000 and $1,551,000 in specific reserves have been established with respect to these loans as of March 31, 2013 and December 31, 2012.  As of both March 31, 2013 and December

31, 2012, the Company had insignificant additional amounts committed on loans classified as troubled debt restructurings.

During the first quarter 2013, a single loan modification was made with respect to outstanding troubled debt restructurings.  The modification involved a forgiveness of debt and a payment restructure.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013 (in thousands):

Three Months ended March 31, 2013:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate	1	$1,050	$876
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	1	$1,050	$876

Three Months ended March 31, 2012:

Trouble Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate	5	$5,401	$4,300
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	5	$5,401	$4,300

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  A single default occurred on troubled debt restructurings during the three months ended March 31, 2013, of which $121,000 in specific reserves had been established for this loan at both December 31, 2012 and March 31, 2013. There were no defaults on troubled debt restructurings during the three months ended March 31, 2012.

(4)               Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for March 31, 2013 and March 31, 2012 were as follows (in thousands):

Balance, January 1, 2012	$29,027
Additions to OREO	301
Dispositions of OREO	(1,079)
Write-downs, net	(177)
Balance, March 31, 2012	$28,072

Balance, January 1, 2013	$19,580
Additions to OREO	2,821
Dispositions of OREO	(13,676)
Write-downs, net	(119)
Balance, March 31, 2013	$8,606

Expenses related to foreclosed assets include:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Write-downs, net	$119	$177
Operating expenses, net of rental income	215	175
Total expenses related to foreclosed assets	$334	$352

(5)               Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2013, the Company has intangible assets comprised of its core deposit intangible and customer relationship intangible. The amortization expense related to the core deposit asset represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions. The amortization expense related to the customer relationship asset represents the estimated decline in value of the customer relationship acquired in 2012.

The following table presents the gross amounts of core deposit intangible and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful life	2013	2012
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(56,690)	(56,046)
Core deposit intangible assets, net		$6,285	$6,929

Customer relationship intangible asset	10 years	2,524	2,524
Customer relationship intangible asset accumulated amortization		(168)	(105)
Customer relationship intangible asset, net		$2,356	$2,419

Total other intangible assets, net		$8,641	$9,348

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Amortization expense	$707	$762

(6)                  Borrowings

At March 31. 2013, our outstanding borrowings were $110,159,000 as compared to $110,163,000 at December 31, 2012. These borrowings at March 31, 2013 consisted of term notes with the Federal Home Loan Bank (“FHLB”). The Bank also maintains a line of credit at the FHLB subject to the same maximum credit allowance discussed below. At March 31, 2013 and December 31, 2012, there was no balance outstanding on this line of credit.

The Bank has an advance, pledge and security agreement with the FHLB and has pledged qualifying loans and securities in the amount of $310,027,000 at March 31, 2013 and $316,996,000 at December 31, 2012. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $199,868,000 at March 31, 2013 and $206,833,000 at December 31, 2012.

The interest rate on the line of credit varies with the federal funds rate, and was 0.24% at March 31, 2013. The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%, and remaining maturities ranging from 7 to 58 months.

(7)                     Income Taxes

At March 31, 2013 and December 31, 2012, the Company had net deferred tax assets of $14,991,000 and $14,990,000, respectively. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which the temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of deferred tax assets. Based upon the historical levels of taxable income and projections of future taxable income over the periods in which existing deferred tax assets, including net operating loss carryforwards, are expected to become deductible, management determined that the realization of deferred tax asset was more likely-than-not and as a result, the Company has not recognized a valuation allowance. The Company recorded tax expense for the first three months of 2013 of $864,000. The amount of deferred tax assets considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimates of future taxable income are reduced.

(8)                     Subordinated Debentures and Trust Preferred Securities

At March 31, 2013, our outstanding subordinated debentures were $25,774,000 compared to $41,239,000 at December 31, 2012. During the three months ended March 31, 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II.  As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

The Company’s remaining subordinated debentures are issued in two separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $25,000,000 of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. As of March 31, 2013, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

At March 31, 2013 and December 31, 2012, the Company had accrued, unpaid interest of approximately $170,000 and $707,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets.  Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of trust preferred securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2013, the full $25,000,000 of the trusts preferred securities qualified as Tier 1 capital.

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

The Guaranty Capital Trust III trust preferred issuance became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III trust preferred issuance became callable at each quarterly interest payment date starting on April 15, 2009.

The following table summarizes the terms of each outstanding subordinated debenture issuance at March 31, 2013 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2013	Variable	LIBOR + 2.65%	2.95%	7/15/2013
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2013	Variable	LIBOR + 3.10%	3.40%	7/7/2013

*   Call date represents the earliest or next date the Company can call the debentures

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit:
Variable	$278,011	$268,703
Fixed	51,485	52,176
Total commitments to extend credit	$329,496	$320,879

Standby letters of credit	$14,750	$14,315

At March 31, 2013, the rates on the fixed rate commitments to extend credit ranged from 2.36% to 7.25%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at March 31, 2013
State and municipal	$—	$18,393	$49,053	$67,446
Mortgage-backed securities — agency / residential	—	303,985	—	303,985
Mortgage-backed securities — private / residential	—	716	—	716
Asset Backed Securities	—	25,205	—	25,205
Marketable equity	—	1,535	—	1,535
Trust preferred	—	33,259	—	33,259
Corporate	—	30,510	—	30,510

Assets/Liabilities at December 31, 2012
State and municipal	$—	$15,355	$49,889	$65,244
Mortgage-backed securities — agency / residential	—	264,283	—	264,283
Mortgage-backed securities — private / residential	—	720	—	720
Asset Backed Securities	—	20,511	—	20,511
Marketable equity	—	1,535	—	1,535
Trust preferred	—	32,840	—	32,840
Corporate	—	28,249	—	28,249

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the three months ended March 31, 2013.  As discussed in footnote (2) Securities, the single municipal security for which an OTTI was recognized during the fourth quarter of 2010 was foreclosed upon during the first quarter 2013 and is now included as a Level 3 OREO property.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and March 31, 2012:

	State and Municipal Securities
	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Beginning Balance	$49,889	$50,336
Total unrealized gains (losses) included in:
Net income (loss)	—	—
Other comprehensive income (loss)	(22)	439
Purchases, sales, issuances and settlements, net	(814)	(55)
Transfers in and (out) of Level 3	—	—
Balance March 31, 2013	$49,053	$50,720

For the three months ended March 31, 2013 and March 31, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses.

The following tables present quantitative information about Level 3 fair value measurements on our State and Municipal Securities at March 31, 2013 and December 31, 2012:

March 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and Municipal Securities	$48,008	discounted cash flow	discount rate	4%-5%
State and Municipal Securities	1,045	matrix pricing	discount rate or yield	N/A*
Total	$49,053

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and Municipal Securities	$48,025	discounted cash flow	discount rate	4%-5%
State and Municipal Securities	814	appraisal	adjustment to comparable sales	29%
State and Municipal Securities	1,050	matrix pricing	discount rate or yield	N/A*
Total	$49,889

* The Company relies on a third-party pricing service to value non-rated municipal securities. Because of the lack of credit ratings, we consider the relationship between rates on these securities and benchmarks rates to be unobservable. The unobservable adjustments used by the third-party pricing service were not readily available.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012. The valuation methodology used to measure the fair value of these loans is described earlier in this Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Impaired loans at March 31, 2013
Commercial and residential real estate	$—	$—	$8,553	$8,553
Construction	—	—	10,746	10,746
Commercial	—	—	461	461
Consumer	—	—	488	488
Other	—	—	370	370
Total impaired loans	$—	$—	$20,618	$20,618

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Impaired loans at December 31, 2012
Commercial and residential real estate	$—	$—	$7,467	$7,467
Commercial	—	—	1,270	1,270
Consumer	—	—	484	484
Other	—	—	1,152	1,152
Total impaired loans	$—	$—	$10,373	$10,373

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $32,790,000 at March 31, 2013, after partial charge-off of $3,028,000. In addition, these loans have a specific valuation allowance of $6,474,000 at March 31, 2013. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the amount of our recorded investment. Of the $32,790,000 impaired loan portfolio at March 31, 2013, $27,092,000  were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $5,698,000 of impaired loans were carried at cost at March 31, 2013, as the fair value of the collateral on these loans exceeded the book value for each individual credit. During the three months ended March 31, 2013, charge-offs and changes in specific valuation allowances on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $4,902,000.

Impaired loans had a carrying amount of $17,754,000 at December 31, 2012, after a partial charge-off of $3,951,000. In addition, these loans had a specific valuation allowance of $2,654,000 at December 31, 2012. Of the $17,754,000 impaired loan portfolio at December 31, 2012, $13,027,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $4,727,000 of impaired loans were carried at cost at December 31, 2012, as the fair value of the collateral on these loans exceeded the book value for each individual credit. During the three months ended March 31, 2012, charge-offs and changes in specific valuation allowances on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $4,668,000.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following tables present quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012.

March 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired Loans:
Commercial and residential real estate	$8,553	contract negotiations	buyer’s offer	N/A*
		sales comparison	adjustment to comparable sales	8% - 25%
Construction	10,746	discounted cash flow	discount rate	14-16%
Commercial	461	contract negotiations	buyer’s offer	N/A*
Consumer	488	sales comparison	adjustment to comparable sales	19% - 26%
Other	370	sales comparison	adjustment to comparable sales	5% - 10%
Total Impaired Loans	$20,618

* The Company evaluates offers made by buyers for our impaired loans based on the economic facts and circumstances impacting each loan.  Because purchase offers are not always based on observable market data it is not always feasible to disclose an adjustment from observable market data to the recorded fair value of these loans.

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired Loans:
Commercial and residential real estate	$7,467	income approach	capitalization rate	8% - 10%
		sales comparison	adjustment to comparable sales	8% - 25%
Commercial	1,270	discounted cash flow	discount rate	10%
Consumer	484	sales comparison	adjustment to comparable sales	19% - 26%
Other	1,152	sales comparison	adjustment to comparable sales	5% - 25%
		income approach	capitalization rate	10%
Total Impaired Loans	$10,373

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Other real estate owned and foreclosed assets at March 31, 2013
Commercial real estate	$—	$—	$3,200	$3,200
Land	—	—	5,406	5,406
Total other real estate owned and foreclosed assets	$—	$—	$8,606	$8,606

Other real estate owned and foreclosed assets at December 31, 2012
Commercial Real Estate	$—	$—	$15,507	$15,507
Land	—	—	4,073	4,073
Total other real estate owned and foreclosed assets	$—	$—	$19,580	$19,580

Other real estate owned had a carrying amount of $8,606,000 at March 31, 2013, which is made up of an outstanding balance of $18,542,000, with a valuation allowance of $9,936,000. OREO write-downs and sales resulted in the valuation allowance decreasing by $6,496,000 in the first quarter 2013.

Other real estate owned had a carrying amount of $19,580,000 at December 31, 2012, which was made up of an outstanding balance of $36,012,000, with a valuation allowance of $16,432,000.

The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis as of March 31, 2013.

March 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other Real Estate Owned:
Commercial real estate	$3,200	income approach	capitalization rate	8% - 12%
		sales comparison	adjustment to comparable sales	10% - 20%
Land	5,406	sales comparison	adjustment to comparable sales	18% - 55%
Total Other Real Estate Owned:	$8,606

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other Real Estate Owned:
Commercial real estate	$15,507	income approach	capitalization rate	6% - 11%
		contract negotiations	adjustment to appraised value	34%
Land	4,073	sales comparison	adjustment to comparable sales	18% - 55%
Total Other Real Estate Owned:	$19,580

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Fair Value Measurements at March 31, 2013:
	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$55,891	$55,891	$—	$—	$55,891
Time deposits with banks	5,000	5,000	—	—	5,000
Securities available for sale	462,656	—	413,603	49,053	462,656
Securities held to maturity	35,164	—	35,794	—	35,794
Bank stocks	14,368	—	—	n/a	n/a
Loans, net	1,156,547	—	—	1,191,318	1,191,318
Accrued interest receivable	6,249	—	6,249	—	6,249

Financial liabilities:
Deposits	$1,442,317	$—	$1,441,624	$—	$1,441,624
Federal funds purchased and sold under agreements to repurchase	60,833	—	60,833	—	60,833
Subordinated debentures	25,774	—	—	18,503	18,503
Long-term borrowings	110,159	—	120,327	—	120,327
Accrued interest payable	578	—	578	—	578

	Fair Value Measurements at December 31, 2012:
	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$163,217	$163,217	$—	$—	$163,217
Time deposits with banks	8,000	8,000	—	—	8,000
Securities available for sale	413,382	—	363,493	49,889	413,382
Securities held to maturity	31,283	—	32,290	—	32,290
Bank stocks	14,262	—	—	n/a	n/a
Loans, net	1,133,607	—	—	1,169,920	1,169,920
Accrued interest receivable	4,896	—	4,896	—	4,896

Financial liabilities:
Deposits	$1,454,756	$—	$1,454,452	$—	$1,454,452
Federal funds purchased and sold under agreements to repurchase	67,040	—	67,040	—	67,040
Subordinated debentures	41,239	—	—	33,848	33,848
Long-term borrowings	110,163	—	120,941	—	120,941
Accrued interest payable	1,126	—	1,126	—	1,126

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

Prior to vesting of the stock awards with a service vesting condition, each grantee has the rights of a stockholder with respect to voting of the granted stock. The recipient is not entitled to dividend rights with respect to the shares of granted stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the granted stock. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance based vesting conditions, no other grants have been made under the Incentive Plan.

The Incentive Plan authorizes grants of stock-based compensation awards of up to 8,500,000 shares of Company voting common stock, subject to adjustments provided by the Incentive Plan. As of March 31, 2013 and

December 31, 2012, there were 2,638,418 and 1,696,796 shares of unvested stock granted (net of forfeitures), with 4,337,148 and 5,435,436 shares available for grant under the Incentive Plan, respectively.

Of the 2,638,418 unvested shares at March 31, 2013, approximately 2,096,000 shares are expected to vest.  At March 31, 2013, there were 1,107,189 shares of restricted stock outstanding with a performance condition. We expect that 733,093 of these 1,107,189 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to shares granted to various key employees. The grant dates of these shares range from February 2011 through February 2013. These performance shares are contingent upon the meeting of certain return on asset and income-related performance measures. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, net income performance measures) is determined when the metric’s actual performance falls within an established range of the performance target. Management expects that the targeted performance goals will be met with respect to these performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at December 31, 2012	1,696,796	$1.48
Awarded	1,104,455	2.02
Forfeited	(6,167)	1.83
Vested	(156,666)	1.41
Unearned at March 31, 2013	2,638,418	$1.71

The Company recognized $337,000 and $155,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2013 and March 31, 2012, respectively. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was a $128,000 expense for the three months ended March 31, 2013. At March 31, 2013, compensation cost of $3,024,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.2 years. The fair value of awards that vested in the three months ended March 31, 2013 was approximately $315,000.

(12)        Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at March 31, 2013	Ratio at December 31, 2012	Minimum Capital Requirement	Minimum Requirement for “Well- Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	15.20%	16.27%	8.00%	N/A
Guaranty Bank and Trust Company	14.55%	15.52%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.95%	15.02%	4.00%	N/A
Guaranty Bank and Trust Company	13.30%	14.26%	4.00%	6.00%

Leverage Ratio
Consolidated	11.41%	11.93%	4.00%	N/A
Guaranty Bank and Trust Company	10.88%	11.35%	4.00%	5.00%

(13)       Total Comprehensive Income

The following tables present the components of other comprehensive income (loss) and total comprehensive income for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$2,272	$2,917
Other comprehensive income (loss):
Change in net unrealized gains (losses)	(1,941)	939
Less: Reclassification adjustments for net losses (gains) included in net income	—	(622)
Net unrealized holding gains (losses)	(1,941)	317
Income tax benefit (expense)	737	(121)
Other comprehensive income (loss)	(1,204)	196
Total comprehensive income	$1,068	$3,113

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains on securities:
Change in net unrealized gains (losses), net	$(1,941)	$(737)	$(1,204)	$939	$357	$582
Less: Reclassification adjustments for net losses (gains) included in net income	—	—	—	(622)	(236)	(386)
Other comprehensive income (loss)	$(1,941)	$(737)	$(1,204)	$317	$121	$196

(14)        Legal Contingencies

In the ordinary course of our business, we are party to various legal actions. Although the ultimate outcome and amount of liability, if any, including associated costs to defend, of these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read together with our unaudited Condensed Consolidated Financial Statements and unaudited Statistical Information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A,  7, 7A and 8 of our 2012 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors That Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its Colorado-based bank subsidiary. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and primarily small and medium-sized businesses, including the owners and employees of those businesses. These banking products and services include accepting time and demand deposits, originating commercial loans (including energy loans), real estate loans (including construction loans), Small Business Administration guaranteed loans, private banking loans and consumer loans. Through its wealth management division, the Bank provides investment management, financial planning, personal trust administration, and estate settlement services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment management services. Our major operating expenses include interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to building growth through our existing branches, we seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to the existing footprint of the current branch network of our Bank, which would allow us to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, improve performance and quickly integrate the acquired financial institution while maintaining the stability of our franchise as well as that of the financial institution we acquire. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

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

Earnings Summary

Table 1 summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change
			Favorable
	2013	2012	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$17,330	$17,692	$(362)
Interest expense	1,952	2,392	440
Net interest income	15,378	15,300	78
Provision for loan losses	—	1,000	1,000
Net interest income after provision for loan losses	15,378	14,300	1,078
Noninterest income	2,950	3,099	(149)
Noninterest expense	15,192	14,482	(710)
Income before income taxes	3,136	2,917	219
Income tax expense	864	—	(864)
Net income	$2,272	$2,917	$(645)

Common Share Data:
Basic earnings per common share	$0.02	$0.03	$(0.01)
Diluted earnings per common share	$0.02	$0.03	$(0.01)

Average common shares outstanding	104,221,919	103,892,827	329,092
Diluted average common shares outstanding	104,588,467	104,097,706	490,761

Average equity to average assets	10.36%	10.37%	(0.1)%
Return on average equity	4.88%	6.78%	(28.0)%
Return on average assets	0.51%	0.70%	(27.1)%

	March 31, 2013	March 31, 2012	Percent Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	15.20%	16.18%	(6.1)%
Leverage ratio	11.41%	12.43%	(8.2)%
Loans, net of unearned discount to deposits	81.85%	82.89%	(1.3)%
Allowance for loan losses to loans, net of unearned discount	2.04%	2.71%	(24.7)%
Allowance for loan losses to nonperforming loans	76.33%	97.17%	(21.4)%
Classified assets to allowance and Tier 1 capital (1)	23.78%	35.64%	(33.3)%
Noninterest bearing deposits to total deposits	36.05%	34.96%	3.1%
Time deposits to total deposits	13.09%	14.15%	(7.5)%

(1)         Based on Bank only Tier 1 capital

The $0.6 million decline in net income in the first quarter 2013 compared to the same quarter in 2012 was primarily due to an increase in tax expense of $0.9 million, partially offset by a $0.2 million increase in income before income taxes. The increase in pre-tax income in the first quarter 2013 was mostly due to a decrease in provision for loan losses of $1.0 million, partially offset by a decline in noninterest income of $0.1 million and an increase in noninterest expense of $0.7 million as compared to the same quarter last year.

The decline in noninterest income was related to $0.6 million in gains on sales of securities in the first quarter 2012, partially offset by a $0.3 million improvement in investment advisory fees in the first quarter 2013. The increase in noninterest expense in the first quarter 2013 as compared to the same quarter in the prior year was related to increases in salary and employee benefits of $0.6 million, professional fees of $0.3 million, and the prepayment penalty of $0.6 million incurred on the early redemption of $15.0 million in trust preferred securities (“TruPS”) and the related subordinated debentures during the first quarter of 2013. These increases were partially offset by declines in occupancy expense of $0.4 million and insurance and assessments of $0.2 million as compared to the first quarter 2012.

During the first quarter 2012, no income tax expense was recorded due to the Company’s deferred tax asset valuation allowance. This deferred tax asset valuation allowance was fully reversed during the second quarter of 2012 based on the Company’s determination that it is more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, the Company began recording income tax expense.

Net Interest Income and Net Interest Margin

Net interest income, which is the Company’s primary source of income, represents the difference between interest earned on assets and interest paid on liabilities. The interest rate spread is the difference between the yield on our interest-bearing assets and liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Net interest income	$15,378	$15,217	$14,511	$15,383	$15,300
Interest rate spread	3.35%	3.21%	3.15%	3.53%	3.62%
Net interest margin	3.61%	3.48%	3.46%	3.86%	3.93%
Net interest margin, fully tax equivalent	3.72%	3.57%	3.55%	3.95%	4.03%

Net interest income increased $0.2 million from $15.2 million in the fourth quarter 2012 to $15.4 million in the first quarter 2013 and increased $0.1 million as compared to $15.3 million for the first quarter 2012. Net interest margin improved 13 basis points from 3.48% in the fourth quarter 2012 to 3.61% in the first quarter 2013 and declined 32 basis points from 3.93% in the first quarter 2012. The improvement in net interest margin during the first quarter 2013 as compared to the prior linked quarter was primarily due to a ten basis point increase in yield on earnings assets combined with a four basis point decline in the cost of interest bearing liabilities. The decline in net interest margin for the first quarter 2013 as compared to the same quarter in 2012 was mostly due to a 48 basis point decline in the yield on earning assets, partially offset by a 21 basis point decline in the cost of interest bearing liabilities.

On a linked quarter basis, interest income remained relatively stable at $17.3 million however, yields on earnings assets improved ten basis points during the first quarter 2013. The improvement in yield was largely related to a change in the mix of average earnings assets. Average loan balances increased $34.5 million with an average yield of 4.90% and average investment balances increased $47.2 million with an average yield of 2.62%, while lower-yielding average overnight funding balances decreased $93.6 million with a yield of 0.21%.

Interest expense decreased $0.2 million to $2.0 million in the first quarter 2013 as compared to $2.2 million in the fourth quarter 2012, primarily as a result of the prepayment of $15.0 million of fixed, high-cost TruPS and related subordinated debentures in the first quarter of 2013 as well as a reduction in deposit interest expense due to lower average rates. The weighted average cost of the redeemed TruPS was 10.5%, resulting in annual interest expense savings of $1.6 million.  The average cost of deposits declined by two basis points to 29 basis points in the first quarter 2013, while average interest bearing deposits balances remained stable at $896.7 million.

As compared to the same period last year, interest income declined $0.4 million from $17.7 million in the first quarter 2012 to $17.3 million in the first quarter 2013. The decline in interest income was primarily due to declines in average yields on loans of 37 basis points and investments of 76 basis points, partially offset by increases in average loan and investment balances of $59.7 million and $121.4 million, respectively. Interest expense declined $0.4 million from $2.4 million in the first quarter 2012 to $2.0 million in the first quarter 2013, mostly due to the prepayment of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013 as well as the full payment of the outstanding, deferred interest on all subordinated debentures during the third quarter 2012. In addition to the decline in interest expense related to our TruPS, interest expense related to deposits declined in the first quarter 2013 as compared to the same quarter in the prior year primarily due to a seven basis point decline in the weighted average cost of interest bearing deposits, partially offset by an increase in average interest bearing deposits of $32.4 million.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 3

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,164,382	$14,082	4.90%	$1,104,681	$14,482	5.27%
Investment securities (1)
Taxable	403,108	2,265	2.28%	309,644	2,393	3.11%
Tax-exempt	81,125	793	3.96%	52,888	617	4.69%
Bank Stocks (4)	14,292	156	4.43%	14,590	158	4.36%
Other earning assets	65,478	34	0.21%	83,110	42	0.20%
Total interest-earning assets	1,728,385	17,330	4.07%	1,564,913	17,692	4.55%
Non-earning assets:
Cash and due from banks	8,026			8,407
Other assets	84,716			95,214
Total assets	$1,821,127			$1,668,534

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$276,280	$78	0.11%	$281,936	$133	0.19%
Money market	325,170	258	0.32%	290,350	277	0.38%
Savings	105,032	39	0.15%	94,608	35	0.15%
Time certificates of deposit	190,173	260	0.55%	197,400	332	0.68%
Total interest-bearing deposits	896,655	635	0.29%	864,294	777	0.36%
Borrowings:
Repurchase agreements	61,682	18	0.12%	14,868	12	0.33%
Federal funds purchased (5)	—	—	—%	2	—	0.78%
Subordinated debentures (6)	36,199	481	5.39%	48,906	776	6.39%
Borrowings	110,306	818	3.01%	110,175	827	3.02%
Total interest-bearing liabilities	1,104,842	1,952	0.72%	1,038,245	2,392	0.93%
Noninterest bearing liabilities:
Demand deposits	518,612			448,934
Other liabilities	8,972			8,279
Total liabilities	1,632,426			1,495,458
Stockholders’ Equity	188,701			173,076
Total liabilities and stockholders’ equity	$1,821,127			$1,668,534

Net interest income		$15,378			$15,300
Net interest margin			3.61%			3.93%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.72% and 4.03% for the three months ended March 31, 2013 and 2012, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the first quarter 2012 rounded to zero.

(6) March 31, 2012 includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

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

Table 4

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned fees	$(400)	$(1,323)	$923
Investment Securities
Taxable	(128)	1,209	(1,337)
Tax-exempt	176	(77)	253
Bank Stocks	(2)	1	(3)
Other earning assets	(8)	1	(9)
Total interest income	(362)	(189)	(173)

Interest expense:
Deposits:
Interest-bearing demand and NOW	(55)	(52)	(3)
Money market	(19)	(66)	47
Savings	4	—	4
Time certificates of deposit	(72)	(60)	(12)
Repurchase agreements	6	(2)	8
Federal funds purchased	—	—	—
Subordinated debentures	(295)	(114)	(181)
Borrowings	(9)	(10)	1
Total interest expense	(440)	(304)	(136)
Net interest income	$78	$115	$(37)

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

In the first quarter 2013, the Company did not record a provision for loan losses, compared to $1.0 million in the first quarter 2012. The Company determined that no provision for loan losses was necessary during the first quarter 2013 to maintain its allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of March 31, 2013.

Net charge-offs in the first quarter 2013 were $1.1 million, as compared to $5.6 million for the same quarter in 2012.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands)
Noninterest income:
Customer service and other fees	$2,620	$2,640	$2,616	$2,382	$2,271
Gain on sale of securities	—	817	746	342	622
Gain on sale of SBA loans	136	—	203	—	—
Other	194	309	250	187	206
Total noninterest income	$2,950	$3,766	$3,815	$2,911	$3,099

Noninterest income declined $0.8 million in the first quarter 2013 from $3.8 million in the fourth quarter 2012 to $3.0 million in the first quarter 2013 primarily as a result of a decrease in gains on sale of securities of $0.8 million.

Noninterest income was $3.0 million in the first quarter 2013 as compared to $3.1 million in the same quarter of the prior year. This decrease of $0.1 million was primarily due to a net decrease in the gain on sale of securities of $0.6 million, partially offset by the gain on sale of SBA loans of $0.1 million during the first quarter of 2013 and an increase in customer service fees, primarily investment advisory fees of $0.3 million generated by Private Capital Management, an investment management firm acquired in July 2012.

Private Capital Management increased its assets under management by $33.0 million, or 18.4%, to $212.2 million at March 31, 2013 as compared to $179.2 million at December 31, 2012 and by $47.5 million, or 28.8%, since acquisition. Private Capital Management has contributed approximately $0.9 million to noninterest income since July of 2012.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 6

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,441	$6,832	$6,466	$6,614	$6,857
Occupancy expense	1,612	1,550	1,712	1,972	2,019
Furniture and equipment	761	760	779	783	821
Amortization of intangible assets	707	812	803	761	762
Other real estate owned	334	3,209	348	461	352
Insurance and assessment	608	677	771	881	808
Professional fees	911	1,543	1,062	856	628
Prepayment penalty on long term debt	629	—	—	—	—
Impairment of long-lived assets	—	—	—	2,750	—
Other general and administrative	2,189	2,539	2,253	2,438	2,235
Total noninterest expense	$15,192	$17,922	$14,194	$17,516	$14,482

Noninterest expense decreased $2.7 million to $15.2 million in the first quarter 2013 as compared to $17.9 million for the fourth quarter 2012 and increased $0.7 million as compared to $14.5 million in the first quarter of 2012.

As compared to the prior linked quarter, the decline in noninterest expense of $2.7 million in the first quarter 2013 was largely due to a decline in OREO expenses of $2.9 million related to a $3.0 million write-down of a single OREO property in the prior quarter, reduced professional fees of $0.6 million, primarily due to reduced legal expenses, and reductions in other general and administrative expense of $0.3 million, mostly due to declines in marketing and collection-related expenses. These declines were partially offset by an increase in salary and benefits of $0.6 million and the prepayment penalty of $0.6 million on the early redemption of $15.0 million of TruPs and related subordinated debentures during the first quarter  2013. The increase in salary and benefit expense was mostly related to an increase in payroll taxes due to the annual payroll cycle, an increase in equity compensation expense and timing differences in our self-funded medical plan.

As compared to the first quarter 2012, the increase in noninterest expense in the first quarter 2013 was primarily due to increases in salary and benefits of $0.6 million, the prepayment penalty of $0.6 million, discussed above, and professional fees of $0.3 million, mostly related to legal expenses. The increase in salary and benefit expense is mostly related to increases in base salaries, related to the redeployment of retail personnel to higher-cost commercial personnel, equity compensation expense and timing differences in our self-funded medical plan. These increases were partially offset by decreases in occupancy expense of $0.4 million, due to branch closures in 2012, and insurance and assessments of $0.2 million, due to a decline in FDIC insurance assessments. The decline in FDIC insurance assessment was the result of the change in rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act effective April 1, 2012 as well as an improvement in our risk rating during the third quarter 2012.

Income Taxes

The Company recorded tax expense of $0.9 million for the first three months of 2013 as compared to no tax benefit or expense for the same period in 2012. No tax benefit or expense was recognized in the first quarter 2012 based on management’s analysis of the realization of net deferred tax assets which resulted in a partial valuation allowance at March 31, 2012. The valuation allowance was fully reversed in the second quarter 2012.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands)
Cash and cash equivalents	$55,891	$163,217	$157,823	$127,133	$105,273
Time deposits with banks	5,000	8,000	10,000	15,000	—
Total investments	512,188	458,927	436,386	398,151	401,357
Total loans	1,180,607	1,158,749	1,118,968	1,110,161	1,109,897
Total assets	1,836,840	1,886,938	1,834,978	1,750,539	1,716,444
Earning assets	1,745,385	1,780,447	1,715,200	1,642,669	1,608,029
Deposits	1,442,317	1,454,756	1,395,096	1,378,937	1,338,928

At March 31, 2013, the Company had total assets of $1.8 billion, which represented a $50.1 million decrease as compared to December 31, 2012 and a $120.4 million increase as compared to March 31, 2012. The decrease in assets from December 31, 2012 consisted primarily of decreases in cash and time deposits with banks of $110.3 million and in OREO of $10.9 million. These declines were partially offset by an increase in loans, net of unearned discount, of $21.9 million and an increase in investments of $53.3 million. The $110.3 million decline in cash and time deposits at banks during the first quarter 2013 was due to the growth in both loans and investments as well as an anticipated decline in deposits of $12.5 million. The decline in OREO of $11.0 million was primarily related to the sale of our single largest property during the first quarter 2013. The first quarter increase in loans as compared to prior year end consisted of growth in both commercial and residential real estate as well as commercial loans. Investment growth during the first quarter 2013 was the result of management’s plan to reduce low yielding overnight funding and invest in higher yielding securities.

As compared to March 31, 2012, the increase in total assets of $120.4 million was primarily due to an increase in investments of $110.8 million, an increase in loans net of unearned discount of $70.7 million and a decrease in allowance for loan losses of $6.0 million. These increases were partially offset by declines in cash and time deposits at banks of $44.4 million, premises and equipment of $6.6 million and OREO of $19.5 million.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands)
Commercial and residential real estate	$760,735	$737,537	$725,498	$730,324	$739,359
Construction	63,732	72,842	53,172	46,413	47,468
Commercial	246,883	237,199	226,205	216,974	208,995
Consumer	62,828	63,095	63,612	64,976	65,206
Other	47,819	49,667	52,198	53,259	50,666
Total gross loans	$1,181,997	$1,160,340	$1,120,685	$1,111,946	$1,111,694
Less: Allowance for loan losses	(24,060)	(25,142)	(28,597)	(29,307)	(30,075)
Unearned discount	(1,390)	(1,591)	(1,717)	(1,785)	(1,797)
Loans, net of unearned discount	$1,156,547	$1,133,607	$1,090,371	$1,080,854	$1,079,822

For the quarter ending March 31, 2013, loans net of unearned discount, grew $21.9 million, or 7.7% annualized. As compared to the same quarter last year, loans net of unearned discount, grew $70.7 million, or 6.4%.  Loan growth during the first quarter consisted of $23.2 million in commercial and residential real estate loans, primarily attributable to growth in jumbo mortgages of $15.2 million. Commercial loan growth of $9.7 million during the first quarter 2013 was mostly due to growth in middle market and energy loans. Partially offsetting the loan growth in the first quarter 2013 was a decline in construction loans of $9.1 million primarily due to the permanent financing of a single loan and subsequent transfer to commercial real estate, as well as declines in SBA and installment loans of $1.5 million and $0.3 million, respectively.

There were $824.5 million of real estate loans at March 31, 2013 compared to $810.4 million at December 31, 2012 and $786.8 million at March 31, 2012. At March 31, 2013, the Bank’s overall loan portfolio included 28.5% of loans secured by owner-occupied properties; 18.8% of loans secured by retail and industrial properties; 11.1% of loans secured by office properties; 10.2% of loans secured by other commercial real estate properties; and 3.7% of loans secured by multi-family properties.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital and an increase in its non-owner occupied real estate loan portfolio of 50 percent or more during the preceding 36 months. For the Bank, the total reported loans for construction, land development and land represented 56% of capital at March 31, 2013 as compared to 57% at December 31, 2012, and 53% at March 31, 2012. For the Bank, the total reported commercial real estate loans represented 297% of capital at March 31, 2013, as compared to 278% at December 31, 2012, and 265% at March 31, 2012. Further, the Bank’s non-owner occupied real estate loan portfolio declined 14.6% during the previous 36 months.  Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado. At March 31, 2013, the Company did not have any significant concentrations in any particular industry.

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

Table 9

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)

Nonaccrual loans and leases	$31,482	$13,692	$21,185	$21,291	$29,648
Other impaired loans	40	224	543	—	1,301
Total nonperforming loans	$31,522	$13,916	$21,728	$21,291	$30,949

Other real estate owned and foreclosed assets	8,606	19,580	23,532	24,640	28,072
Total nonperforming assets	$40,128	$33,496	$45,260	$45,931	$59,021

Total classified assets	$52,535	$58,635	$74,514	$77,910	$81,130

Nonperforming loans	$31,522	$13,916	$21,728	$21,291	$30,949
Other restructured loans still accruing	1,268	3,838	—	—	—
Allocated allowance for loan losses	(6,474)	(2,654)	(3,774)	(1,859)	(2,572)
Net investment in impaired loans	$26,316	$15,100	$17,954	$19,432	$28,377

Accruing loans past due 90 days or more	$40	$224	$543	$—	$1,301

Loans past due 30-89 days	$3,686	$4,270	$7,678	$18,448	$10,798

Allowance for loan losses	$24,060	$25,142	$28,597	$29,307	$30,075

For the three months ended:

Loans charged-off	$1,523	$1,199	$1,067	$2,062	$6,371
Recoveries	(441)	(1,244)	(357)	(794)	(785)
Net charge-offs	$1,082	$(45)	$710	$1,268	$5,586

Provision for loan losses	$—	$(3,500)	$—	$500	$1,000

Loan Portfolio Ratios:

Allowance for loan losses to loans, net of unearned discount	2.04%	2.17%	2.56%	2.64%	2.71%
Allowance for loan losses to nonaccrual loans	76.42%	183.63%	134.99%	137.65%	101.44%
Allowance for loan losses to nonperforming loans	76.33%	180.67%	131.61%	137.65%	97.17%
Annualized net charge-offs to average loans	0.38%	(0.02)%	0.26%	0.46%	2.03%
Nonperforming assets to total assets	2.18%	1.78%	2.47%	2.62%	3.44%
Nonperforming loans to loans, net of unearned discount	2.67%	1.20%	1.94%	1.92%	2.79%
Loans 30-89 days past due to loans, net of unearned discount	0.31%	0.37%	0.69%	1.66%	0.97%

At March 31, 2013, classified assets as a percentage of capital and allowance for loan losses were 23.8%, a favorable decrease from 25.2% at December 31, 2012 and 35.6% at March 31, 2012. Overall classified assets declined by $6.1 million, or 10.4%, during the first quarter 2013, and decreased by $28.6 million, or 35.2%, as compared to March 31, 2012.

During the first quarter 2013, nonperforming assets increased $6.6 million as compared to the prior quarter primarily due to the increase in nonaccrual loans of $17.8 million, partially offset by the sale of our single largest

OREO property of $10.9 million. The increase in nonaccrual loans was mostly related to two out-of-state loan participations purchased nearly five years ago with a current combined principal balance of $21.7 million. We are aggressively working to remove these two participations from nonaccrual status due to their relative size. Our exposure to future declines in credit quality related to this type of participation has greatly diminished, as only $13.2 million of pass-rated, out-of-state loan participations remain in our loan portfolio at March 31, 2013, as compared to $32.9 million at December 31, 2012 and $69.8 million at March 31, 2012. As of March 31, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with non-performing loans.

The Company categorized loans into risk categories of pass, watch, special mention, substandard, doubtful and loss. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, loans internally rated as substandard, doubtful or loss are considered adversely classified loans. The amount of accruing loans that the Company has internally considered to be adversely classified was $12.4 million at March 31, 2013, as compared to $24.3 million at December 31, 2012 and $22.3 million at March 31, 2012.

In addition to adversely classified loans, the Company has loans that are considered to be special mention or watch loans. The amount of loans that the Company has internally considered to be special mention or watch decreased by $23.9 million, or 43.9%, to $30.6 million as compared to $54.4 million at December 31, 2012 and decreased $67.4 million, or 68.8%, as compared to $98.0 million at March 31, 2012. Each internal risk rating is judgmental, but based on both objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the first quarter 2013 were $1.1 million as compared negligible net charges-offs in the fourth quarter 2012 and $5.6 million in the first quarter 2012.

Other real estate owned was $8.6 million at March 31, 2013 compared to $19.6 million at December 31, 2012 and $28.1 million at March 31, 2012. The decline in OREO as compared to the prior linked quarter was primarily the result of the sale of our single largest property during the first quarter of 2013. The balance of other real estate owned at March 31, 2013 was comprised of 24 separate properties, of which $5.4 million was land and $3.2 million was commercial real estate, including multi-family units. The balance of other real estate owned at March 31, 2012, was comprised of approximately 36 separate properties, of which $6.0 million were land; $22.0 million were commercial real estate; and $0.1 million were residential real estate.

As of March 31, 2013, we had $5.1 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $0.6 million. As of December 31, 2012, we had $8.5 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.6 million. The troubled debt restructurings are included in impaired loans above. The Company has no unfunded commitments to borrowers whose loans are classified as troubled debt restructurings.

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

The ratio of allowance for loan losses to total loans was 2.04% at March 31, 2013, as compared to 2.17% at December 31, 2012 and 2.71% at March 31, 2012.

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

For the first quarter 2013, no provision for loan losses was required in order for the Company to maintain the allowance for loan losses at a level necessary to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2013. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $6.5 million, or 26.9%, of the $24.1 million allowance for loan losses at March 31, 2013, relates to loans with specific allowance allocations. This compares to a specific reserve of $2.7 million, or 10.6%, of the total allowance for loan losses at December 31, 2012. The increase of $3.8 million in the specific component of the allowance for loan losses was primarily due to the two out-of-state participations transferred to nonaccrual status during the first quarter 2013.

The general component of the allowance for loan losses as a percent of loans that are not impaired, net of unearned discount, was 1.49% at March 31, 2013, as compared to 1.94% at December 31, 2012. The decrease in the general component of the allowance as a percentage of performing loans was generally due to an improvement in local economic conditions, less remaining risk in our portfolio related to out-of-state loan participations, declines in watch loans, and declines in net charge-offs. Annualized net charge-offs as a percentage of average loans was 0.04% for the first quarter 2013, as compared to net charge-offs of 0.68% as of December 31, 2012 and 2.05% as of March 31, 2012.

Management continues to monitor the allowance for loan losses closely and will adjust the allowance when necessary, based on its analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 10

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of period	$25,142	$34,661
Loan charge-offs:
Commercial and residential real estate	520	2,053
Construction	222	2
Commercial	773	3,955
Consumer	8	24
Other	—	337
Total loan charge-offs	1,523	6,371

Recoveries:
Commercial and residential real estate	365	113
Construction	7	651
Commercial	19	10
Consumer	25	10
Other	25	1
Total loan recoveries	441	785
Net loan charge-offs	1,082	5,586
Provision for loan losses	—	1,000
Balance, end of period	$24,060	$30,075

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at March 31, 2013 and December 31, 2012 was as follows:

Table 11

	March 31, 2013	December 31, 2012	Increase (Decrease)	Percent Change
	(In thousands)
Securities available for sale:
State and municipal	$67,446	$65,244	$2,202	3.4%
Mortgage-backed securities - agency / residential	303,985	264,283	39,702	15.0%
Mortgage-backed securities - private / residential	716	720	(4)	(0.6)%
Asset-backed	25,205	20,511	4,694	22.9%
Marketable equity	1,535	1,535	—	—%
Trust preferred	33,259	32,840	419	1.3%
Corporate	30,510	28,249	2,261	8.0%
Total securities available for sale	$462,656	$413,382	$49,274	11.9%

Securities held to maturity:
State and municipal	18,149	12,627	5,522	43.7%
Mortgage-backed securities - agency / residential	17,015	18,656	(1,641)	(8.8)%
Total securities held to maturity	$35,164	$31,283	$3,881	12.4%

The carrying value of our available for sale investment securities at March 31, 2013 was $462.7 million, compared to the December 31, 2012 carrying value of $413.4 million. At March 31, 2013, the effective duration of the investment securities portfolio was approximately 4.7 years. Year-to-date purchase activity in our available for sale investment portfolio has been a combination of U.S. government sponsored agency mortgage-backed securities, other asset-backed securities, trust preferred securities and corporate bonds. The year-to-date purchase activity in our held-to-maturity investment portfolio consisted mostly of rated municipal bonds.

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

Two municipal bond issuances were priced using significant unobservable inputs as of March 31, 2013. The first revenue bond has a par value of $35.8 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. At March 31, 2013, based on this evaluation and current market interest rates, management determined that this hospital bond had no unrealized gain or loss. The second revenue bond had a book value of $11.9 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond had an unrealized gain of approximately $0.3 million based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments.

At March 31, 2013, there were 92 individual securities in an unrealized loss position, consisting of six individual securities that have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 86 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At March 31, 2013, the Company did not intend to sell any of the 92 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At March 31, 2013 and December 31, 2012, we held $14.4 million and $14.3 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in the above table (Table 11). Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. Management reviews the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 12

	At March 31, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Noninterest bearing deposits	$520,008	36.05%	$564,215	38.78%
Interest-bearing demand and NOW	299,010	20.73%	285,679	19.64%
Money market	326,767	22.66%	312,724	21.50%
Savings	107,675	7.47%	100,704	6.92%
Time	188,857	13.09%	191,434	13.16%
Total deposits	$1,442,317	100.00%	$1,454,756	100.00%

Deposits, other than time deposits, decreased by $9.9 million at March 31, 2013 as compared to December 31, 2012, and increased by $104.0 million as compared to March 31, 2012. The decrease in non-maturity deposits during the first quarter 2013 was primarily attributable to expected outflows as several of our commercial customers redeployed excess cash into their business operations. The increase in non-maturing deposits over the last twelve months was mostly due to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percent of total deposits declined, as expected, to approximately 36.1% at March 31, 2013, as compared to 38.8% at December 31, 2012. Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances declined  $2.6 million as compared to December 31, 2012 and represent 13.1% of total deposits at March 31, 2013. The majority of the time deposit balance represents deposits of local customers, with only $16.0 million representing brokered deposits, as compared to $16.1 million at December 31, 2012 and $0.1 million at March 31, 2012. Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At March 31, 2013, our securities sold under agreement to repurchase decreased $6.2 million from $67.0 million as of December 31, 2012 to $60.8 million. Approximately $50.0 million of this balance is expected to be reduced in the second quarter 2013 as the depositors re-deploy these funds into their commercial operations.

Borrowings and Subordinated Debentures

At March 31, 2013, our outstanding borrowings were $110.2 million as compared to $110.2 million at December 31, 2012. These balances are solely related to term note borrowings at FHLB. The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at March 31, 2013 and December 31, 2012 was $310.0 million and $317.0 million, respectively.

The borrowings at March 31, 2013 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 7 to 58 months. The term notes have fixed interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at March 31, 2013. Four of the five notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. The Bank had a line of credit with the FHLB at March 31, 2013, but there was no balance outstanding on this line of credit as of this date or as of December 31, 2012. The interest rate on the line of credit varies with the federal funds rate, and was 0.24% at March 31, 2013. Under an advance, pledge, and security agreement with the FHLB, the Bank and has additional borrowing capacity of approximately $199.9 million at March 31, 2013, which can be utilized for term or line of credit advances, or a combination of both.

During the first quarter 2013, the CenBank Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Trust II issuance of $5.2 million with a fixed rate of 10.2% were redeemed by the Company with an aggregate pre-payment penalty of approximately $0.6 million. The early redemption of these issuances will result in an interest expense savings of $1.6 million annually.

At March 31, 2013, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.13%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, the Company deferred regularly scheduled interest payments on each series of its junior subordinated debentures. During the third quarter 2012, the Company paid off all previously deferred interest and began payment of regularly scheduled interest payments.

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

For regulatory purposes, the Company maintains capital above the minimum core standards. The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2013, the Bank’s capital ratios are well above the regulatory capital threshold of “well-capitalized”.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 13

	Ratio at March 31, 2013	Ratio at December 31, 2012	Ratio at March 31, 2012	Minimum Capital Requirement	Minimum Requirement for “Well- Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	15.20%	16.27%	16.18%	8.00%	N/A
Guaranty Bank and Trust Company	14.55%	15.52%	15.53%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.95%	15.02%	14.92%	4.00%	N/A
Guaranty Bank and Trust Company	13.30%	14.26%	14.26%	4.00%	6.00%

Leverage Ratio
Consolidated	11.41%	11.93%	12.43%	4.00%	N/A
Guaranty Bank and Trust Company	10.88%	11.35%	11.89%	4.00%	5.00%

Our consolidated total risk-based capital ratio and our Tier 1 risk-based capital ratio declined by approximately one percentage point and our leverage ratio declined by approximately one half of a percentage point due to the early redemption of $15.0 million in trust preferred securities in the first quarter 2013. The redemption of the trust preferred securities was funded by a dividend from the Bank.

In December 2012, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. The Company does not have any current plans to raise additional capital; however, the shelf registration provides us with the ability to raise capital, subject to SEC rules and limitations, if the Board of Directors decides to do so.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. The Company has not paid dividends since its inception.

The Company’s ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for a substantial portion of our revenues. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve and the Colorado Division of Banking prior to payment of a dividend to the Company.

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement.

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

At the dates indicated, the following commitments were outstanding:

Table 14

	March 31, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit:
Variable	$278,011	$268,703
Fixed	51,485	52,176
Total commitments to extend credit	$329,496	$320,879

Standby letters of credit	$14,750	$14,315

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets. At March 31, 2013, the Company had $55.9 million of cash and cash equivalents, including $47.6 million of interest-bearing deposits at banks (most of which were held at the Federal Reserve Bank of Kansas City) and $5.0 million in short-term time deposits due from banks that could be used for the Bank’s immediate liquidity needs. Further, the Company had $9.6 million of excess pledging related to customer accounts that require collateral at March 31, 2013 and $266.8 million of unencumbered securities that are available for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service (“CDARS”), discount window borrowings from the Federal Reserve, and our lines of credit with FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At March 31, 2013, the Bank had approximately $199.9 million of availability on its FHLB line, $55.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $2.4 million of availability with the Federal Reserve discount window.

At March 31, 2013, the Bank had $16.0 million of brokered deposits that will mature in the third quarter 2017. The Bank continues to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of March 31, 2013, the holding company had approximately $5.4 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2014.

Application of Critical Accounting Policies and Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, derivatives, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2012 Annual Report Form 10-K for the fiscal year ended December 31, 2012. There have been no changes to the critical accounting policies listed in the Company’s 2012 Annual Report Form 10-K during 2013.

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

The following table shows the net interest income increase or decrease over the next twelve months as of March 31, 2013 and 2012:

Table 15

MARKET RISK:

	Annualized Net Interest Income
	March 31, 2013	March 31, 2012
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$6,399	$8,419
200	4,087	5,410
100	1,941	2,754
Static	—	—
(100)	(3,141)	(3,777)
(200)	(3,861)	(4,273)
(300)	(3,476)	(3,956)

Overall, the Company believes it is asset sensitive. At March 31, 2013, the Company is positioned to have a short-term favorable interest income impact in an immediate 300 basis point, 200 basis point or 100 basis point increase in market interest rates. This is due to the amount of overnight funding and variable rate loans on the books. Although overnight funding is extremely asset sensitive, the variable rate loans are less asset sensitive because many of these variable rate loans have a floor, or minimum rate. As rates rise, the loan rate may continue to be at the minimum rate. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates.  In addition to net interest income modeling, management also monitors the impact an instantaneous change in interest rates would have on the economic value of equity. Management anticipates a reduction in the economic value of equity in a raising rate environment as the reduction in the value of fixed rate earning assets would outweigh the increase in value of our low cost deposits.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 or 300 basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at March 31, 2013, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the FOMC at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   Legal Proceedings

In the ordinary course of our business, we are party to various legal actions. Although the ultimate outcome and amount of liability, if any, including associated costs to defend, of these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)         None.

(b)         None.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the first quarter 2013. These purchases relate to the net settlement by employees related to vested, restricted stock awards. The Company does not have any existing publicly announced repurchase plans or programs.

	Total shares	Average Price
	Purchased (1)	Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	31,562	2.01
March 1 to March 31	—	—
	31,562	$2.01

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

Dated: April 30, 2013	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary