Form 10-Q
period 2013-06-30
Guaranty Bancorp
filed 2013-07-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 29, 2013, there were 20,373,252 shares of the registrant’s voting common stock outstanding, including 519,682 shares of unvested stock awards, and excluding 1,019,000 shares of the registrant’s non-voting common stock outstanding.

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

•                  Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint rule by the Federal Reserve Board, Office of the Comptroller of the Currency, and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$30,613	$163,217
Time deposits with banks	5,000	8,000
Securities available for sale, at fair value	432,218	413,382
Securities held to maturity (fair value of $33,657 and $32,290 at June 30, 2013 and December 31, 2012)	34,772	31,283
Bank stocks, at cost	17,981	14,262
Total investments	484,971	458,927

Loans, net of unearned loan fees	1,240,555	1,158,749
Less allowance for loan losses	(20,218)	(25,142)
Net loans	1,220,337	1,133,607

Premises and equipment, net	46,265	46,918
Other real estate owned and foreclosed assets	6,460	19,580
Other intangible assets, net	7,935	9,348
Securities sold, not yet settled	—	5,878
Bank owned life insurance	30,902	15,564
Other assets	33,645	25,899
Total assets	$1,866,128	$1,886,938

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$505,782	$564,215
Interest-bearing demand and NOW	332,541	285,679
Money market	319,957	312,724
Savings	105,853	100,704
Time	185,118	191,434
Total deposits	1,449,251	1,454,756
Securities sold under agreement to repurchase and federal funds purchased	24,894	67,040
Borrowings	167,903	110,163
Subordinated debentures	25,774	41,239
Securities purchased, not yet settled	5,000	16,943
Interest payable and other liabilities	7,982	8,597
Total liabilities	1,680,804	1,698,738

Stockholders’ equity:
Common stock (1)(2)	24	117
Additional paid-in capital - common stock	706,062	705,272
Accumulated deficit	(412,389)	(417,957)
Accumulated other comprehensive income (loss)	(5,910)	3,165
Treasury stock, at cost, 2,200,564 and 2,194,003 shares, respectively(2)	(102,463)	(102,397)
Total stockholders’ equity	185,324	188,200
Total liabilities and stockholders’ equity	$1,866,128	$1,886,938

(1)         Common stock—$0.001 par value; 30,000,000 shares authorized; 23,593,049 shares issued and 21,392,485 shares outstanding at June 30, 2013 (includes 520,682 shares of unvested restricted stock); 23,363,524 shares issued and 21,169,521 shares outstanding at December 31, 2012 (includes 339,359 shares of unvested restricted stock).

(2)         Share amounts for all periods presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,104	$14,511	$28,186	$28,993
Investment securities:
Taxable	2,322	2,366	4,587	4,759
Tax-exempt	786	618	1,579	1,235
Dividends	170	153	326	311
Federal funds sold and other	67	58	101	100
Total interest income	17,449	17,706	34,779	35,398
Interest expense:
Deposits	615	711	1,250	1,488
Securities sold under agreement to repurchase and federal funds purchased	11	12	29	24
Borrowings	849	827	1,667	1,654
Subordinated debentures	235	773	716	1,549
Total interest expense	1,710	2,323	3,662	4,715
Net interest income	15,739	15,383	31,117	30,683
Provision for loan losses	—	500	—	1,500
Net interest income, after provision for loan losses	15,739	14,883	31,117	29,183
Noninterest income:
Customer service and other fees	3,018	2,382	5,638	4,653
Gain on sale of securities	54	342	54	964
Gain on sale of SBA loans	287	—	423	—
Other	352	187	546	393
Total noninterest income	3,711	2,911	6,661	6,010
Noninterest expense:
Salaries and employee benefits	7,213	6,614	14,654	13,471
Occupancy expense	1,598	1,972	3,210	3,991
Furniture and equipment	745	783	1,506	1,604
Amortization of intangible assets	706	761	1,413	1,523
Other real estate owned, net	(257)	461	77	813
Insurance and assessments	641	881	1,249	1,689
Professional fees	853	856	1,764	1,484
Prepayment penalty on subordinated debentures	—	—	629	—
Impairment of long-lived assets	—	2,750	—	2,750
Other general and administrative	2,380	2,438	4,569	4,673
Total noninterest expense	13,879	17,516	29,071	31,998
Income before income taxes	5,571	278	8,707	3,195
Income tax expense (benefit)	1,753	(5,914)	2,617	(5,914)
Net income	$3,818	$6,192	$6,090	$9,109

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in net unrealized gains (losses)	$(8,108)	$(334)	$(9,312)	$248
Less: Reclassification adjustments for net losses (gains) included in net income	(33)	(212)	(33)	(598)
Unrealized gains (losses) on derivatives:
Change in net unrealized gains (losses)	271	—	271	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	(1)	—	(1)	—
Other comprehensive income (loss)	(7,871)	(546)	(9,075)	(350)
Total comprehensive income (loss)	$(4,053)	$5,646	$(2,985)	$8,759

Earnings per common share—basic(1):	$0.18	$0.30	$0.29	$0.44
Earnings per common share—diluted(1):	0.18	0.30	0.29	0.44
Dividends declared per common share(1):	0.03	—	0.03	—

Weighted average common shares outstanding-basic(1):	20,860,228	20,782,861	20,854,858	20,780,713
Weighted average common shares outstanding-diluted(1):	20,941,486	20,847,792	20,934,521	20,857,264

(1) All share and per share amounts reflect the Company’s 1-for-5 reverse stock split May 20, 2013.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock shares Outstanding and to be issued	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2012	21,087,325	$704,698	$(102,354)	$(433,016)	$1,683	$171,011
Net income	—	—	—	9,109	—	9,109
Other comprehensive loss	—	—	—	—	(350)	(350)
Stock compensation awards, net of forfeitures	156,820	—	—	—	—	—
Earned stock award compensation, net	—	360	—	—	—	360
Repurchase of common stock	(1,007)	—	(9)	—	—	(9)
Balance, June 30, 2012	21,243,138	$705,058	$(102,363)	$(423,907)	$1,333	$180,121

Balance, January 1, 2013	21,169,521	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	—	—	—	6,090	—	6,090
Other comprehensive loss	—	—	—	—	(9,075)	(9,075)
Stock compensation awards, net of forfeitures	229,525	—	—	—	—	—
Earned stock award compensation, net	—	697	—	—	—	697
Repurchase of common stock	(6,561)	—	(66)	—	—	(66)
Dividends paid	—	—	—	(522)	—	(522)
Balance, June 30, 2013	21,392,485	$706,086	$(102,463)	$(412,389)	$(5,910)	$185,324

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$6,090	$9,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,461	3,141
Provision for loan losses	—	1,500
Impairment of long-lived assets	—	2,750
Stock compensation, net	697	360
Gain on sale of securities	(54)	(964)
Gain on sale of SBA loans	(423)	—
Proceeds from the sale of loans originated with intent to sell	2,992	—
Loss (gain), net and valuation adjustments on real estate owned	(300)	1,174
Other	(260)	(308)
Net change in:
Other assets	(1,686)	(8,439)
Interest payable and other liabilities	(626)	(1,432)
Net cash from operating activities	8,891	6,891
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	48,631	71,894
Purchases	(90,048)	(88,485)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	3,592	2,119
Purchases	(10,735)	(5,234)
Loan originations net of principal collections	(84,129)	(21,024)
Redemption (purchase) of time deposits with banks	3,000	(5,000)
Proceeds from sale of loans held for sale	—	70
Purchase of life insurance contracts	(15,000)	—
Proceeds from sales of other real estate owned and foreclosed assets	7,774	5,404
Proceeds from sale of SBA loans transferred to held for sale	1,779	—
Additions to premises and equipment	(395)	(273)
Net cash from investing activities	(135,531)	(40,529)
Cash flows from financing activities:
Net change in deposits	(5,505)	65,151
Net change in short-term borrowings	57,748	—
Repayment of borrowings	(8)	(7)
Redemption of subordinated debentures	(15,465)	—
Stockholder dividends	(522)	—
Net change in repurchase agreements and federal funds purchased	(42,146)	(3,589)
Repurchase of common stock	(66)	(9)
Net cash from financing activities	(5,964)	61,546
Net change in cash and cash equivalents	(132,604)	27,908
Cash and cash equivalents, beginning of period	163,217	109,225
Cash and cash equivalents, end of period	$30,613	$137,133

Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	$8,576	$—

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                  Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

Our principal business is to serve as a holding company for our subsidiaries. As of June 30, 2013, Guaranty Bancorp had a single bank subsidiary, Guaranty Bank and Trust Company, referred to as “Guaranty Bank” or the “Bank”.

References to “we” or “Company” mean Guaranty Bancorp on a consolidated basis with the Bank, if applicable. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including jumbo mortgages), Small Business Administration guaranteed loans and consumer loans. The Bank and its subsidiary, Private Capital Management, LLC (“PCM”) provide wealth management services, including private banking, investment management and trust services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate, including land or improved land. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. Our customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

(c)                  Time Deposits with Banks

The Company invests in short term, fully insured time deposits with other banks through the Certificate of Deposit Account Registry Service (“CDARS”).

(d)                 Loans, Loan Commitments and Related Financial Instruments

The Company extends commercial, real estate, agricultural and consumer loans to customers. A substantial portion of the loan portfolio consists of commercial and real estate loans throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their contracts is generally dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

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

Loans deemed to be uncollectible are charged off and deducted from the allowance. Our loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan by loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on real estate-dependent loans. Charge-offs on smaller balance homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by calculating losses recognized by portfolio segment over the preceding four years. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Commercial, Real Estate and Consumer & Other. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The actual loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of substandard and watch loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors, loan growth dynamics and management’s evaluation of the impact of local and national economic conditions on each of our loan types.

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

Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At June 30, 2013, one of these properties remains held for sale.

(i)                        Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

(j)                        Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan provides for up to 1,700,000 grants of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards to key employees, nonemployee directors, consultants and prospective employees. As of June 30, 2013, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on performance conditions. The maximum contractual term for the performance-based share awards is December 31, 2015. At the end of June 30, 2013, certain performance-based restricted stock awards were expected to vest prior to the end of the contractual term, while approximately 74,819 shares were not expected to vest prior to the end of the contractual term, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At June 30, 2013 and December 31, 2012, the Company had a net deferred tax asset of $18,030,000 and $14,990,000, respectively, which includes the net unrealized gain (loss) on securities. At June 30, 2013, after analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. There is no valuation allowance as of June 30, 2013.

At June 30, 2013 and December 31, 2012, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for a refund filed in 2010 with respect to 2004 through 2006. At June 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2013 and December 31, 2012, the Company did not have any amounts accrued for interest and/or penalties.

(l)                        Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. Dilutive common shares that may be issued by the Company relate to unvested common share grants subject to a service or performance condition for the three and six months ended June 30, 2013 and 2012. The earnings per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Average common shares outstanding(1)	20,860,228	20,782,861	20,854,858	20,780,713
Effect of dilutive unvested stock grants (1)(2)	81,258	64,931	79,663	76,550
Average shares outstanding for calculated diluted earnings per common share	20,941,486	20,847,792	20,934,521	20,857,263

(1)All share amounts reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

(2)The impact of unvested stock grants of 520,682 shares at June 30, 2013 had a dilutive impact of 81,258 and 79,663 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2013, respectively. The impact of unvested stock grants of 456,184 shares at June 30, 2012 had a dilutive impact of 64,931 and 76,550 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2012, respectively.

(m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In February 2013, the FASB issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”).  Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of June 30, 2013, the impact of this update on the Company’s disclosures was minimal.

(n)   Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents. All per share amounts and shares outstanding for all periods presented reflect the May 20, 2013 1-for-5 reverse stock split.

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows at the dates presented:

	June 30, 2013
	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
	(In thousands)
Securities available for sale:
State and municipal	$58,083	$143	$(2,233)	$60,173
Mortgage-backed - agency / residential	279,619	1,202	(6,806)	285,223
Mortgage-backed - private / residential	634	—	(51)	685
Asset-backed	23,665	—	(1,310)	24,975
Marketable equity	1,535	—	—	1,535
Trust preferred	34,197	658	(1,119)	34,658
Corporate	34,485	138	(592)	34,939
Total securities available for sale	$432,218	$2,141	$(12,111)	$442,188

	December 31, 2012
	Fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
Securities available for sale:
State and municipal	$65,244	$519	$(116)	$64,841
Mortgage-backed - agency / residential	264,283	4,342	(411)	260,352
Mortgage-backed - private / residential	720	—	(5)	725
Asset-backed	20,511	147	(7)	20,371
Marketable equity	1,535	—	—	1,535
Trust preferred	32,840	794	(594)	32,640
Corporate	28,249	528	(91)	27,812
Total securities available for sale	$413,382	$6,330	$(1,224)	$408,276

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
June 30, 2013:
State and municipal	$19,278	$4	$(1,413)	$17,869
Mortgage-backed - agency / residential	15,494	385	(91)	15,788
	$34,772	$389	$(1,504)	$33,657

December 31, 2012:
State and municipal	$12,627	$83	$(44)	$12,666
Mortgage-backed - agency / residential	18,656	968	—	19,624
	$31,283	$1,051	$(44)	$32,290

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds	$7,500	$8,852	$7,500	$30,641
Gross Gains	54	342	54	1,031
Gross Losses	—	—	—	(67)
Net tax expense related to gains (losses) on sale	21	130	21	366

The amortized cost and estimated fair value of available for sale securities by contractual maturity at June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for sale (AFS)
	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Due in one year or less	$100	$101
Due after one year through five years	15,458	15,538
Due after five years through ten years	28,521	28,026
Due after ten years	110,666	106,765
Total AFS, excluding MBS and marketable equity securities	154,745	150,430
Mortgage-backed and marketable equity securities	287,443	281,788
Total securities available for sale	$442,188	$432,218

	Held to maturity (HTM)
	Amortized cost	Fair value
	(In thousands)
Securities held to maturity:
Due after one year through five years	$1,432	$1,435
Due after five years through ten years	3,265	3,197
Due after ten years	14,581	13,237
Total HTM, excluding MBS	19,278	17,869
Mortgage-backed - agency / residential	15,494	15,788
Total securities held to maturity	$34,772	$33,657

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$50,859	$(2,233)	$—	$—	$50,859	$(2,233)
Mortgage-backed - agency / residential	192,711	(6,658)	16,417	(148)	209,128	(6,806)
Mortgage-backed - private / residential	634	(51)	—	—	634	(51)
Asset-backed	23,665	(1,310)	—	—	23,665	(1,310)
Trust preferred	13,727	(319)	9,200	(800)	22,927	(1,119)
Corporate	17,970	(592)	—	—	17,970	(592)

Held to maturity:
State and municipal	16,434	(1,413)	—	—	16,434	(1,413)
Mortgage-backed - agency / residential	7,233	(91)	—	—	7,233	(91)
Total temporarily impaired	$323,233	$(12,667)	$25,617	$(948)	$348,850	$(13,615)

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$5,732	$(116)	$—	$—	$5,732	$(116)
Mortgage-backed - agency / residential	38,419	(353)	6,038	(58)	44,457	(411)
Mortgage-backed - private / residential	—	—	720	(5)	720	(5)
Asset-backed	5,174	(7)	—	—	5,174	(7)
Trust preferred	1,594	(21)	9,427	(573)	11,021	(594)
Corporate	4,944	(91)	—	—	4,944	(91)

Held to maturity:
State and municipal	4,124	(44)	—	—	4,124	(44)
Total temporarily impaired	$59,987	$(632)	$16,185	$(636)	$76,172	$(1,268)

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

The following table presents a rollforward of accumulated credit loss resulting from OTTI, recognized in earnings (in thousands):

Balance of accumulated credit losses on debt securities held at January 1, 2013	$3,500
Changes in accumulated credit losses on debt securities during the period	(3,500)
Balance of accumulated credit losses on debt securities held at June 30, 2013	$—

At June 30, 2013, there were 127 individual securities in an unrealized loss position, including seven individual securities that have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 120 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates. At June 30, 2013, the Company did not intend to sell any of the 127 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

Approximately 57.8% of the Bank’s municipal bond securities are unrated and, along with the Bank’s rated investment securities, are subject to an internal review process by management, historically performed annually in the fourth quarter. The annual review process for non-rated securities considers a review of the issuers’ most recent financial statements, including the related cash flows and interest payments. In addition, management considers any interim information available that would prompt the need for more frequent review.

At June 30, 2013, there was a security of a single issuer with a book value of $35,755,000, or 19.3% of our stockholders’ equity. This security is a hospital revenue bond, secured by a pledge of revenues and deed of trust from a hospital within the Company’s footprint. This amortizing tax-exempt bond carries an interest rate of 4.75% and matures December 1, 2031. At June 30, 2013, management determined the estimated fair value of this bond to be in a loss position utilizing the discounted cash flow method and an estimate of current market rates for similar bonds. At December 31, 2012, management determined the estimated fair value of this bond approximated its par value. In addition to its annual review of nonrated municipal bonds completed in the fourth quarter 2012, the Company reviews the financial statements of the hospital quarterly. To date, the bond has paid principal and interest in accordance with its contractual terms.

We concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized any OTTI on the securities in our investment portfolio in 2013.

(3)   Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Commercial and residential real estate	$787,210	$737,537
Construction	71,833	72,842
Commercial	270,069	237,199
Agricultural	10,922	9,417
Consumer	63,368	63,095
SBA	35,548	37,207
Other	2,625	3,043
Total gross loans	1,241,575	1,160,340
Less: Allowance for loan losses	(20,218)	(25,142)
Unearned loan fees	(1,020)	(1,591)
Loans, net of unearned loan fees	$1,220,337	$1,133,607

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$24,060	$30,075	$25,142	$34,661
Provision for loan losses	—	500	—	1,500
Loans charged-off	(4,996)	(2,062)	(6,519)	(8,433)
Recoveries on loans previously charged-off	1,154	794	1,595	1,579
Balance, end of period	$20,218	$29,307	$20,218	$29,307

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

The following table provides detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the table also provides a rollforward by portfolio segment of our allowance for loan losses for the three and six months ended June 30, 2013 and for the three and six months ended June 30, 2012. The detail provided for the amount of our allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(5,578)	(15)	(926)	(6,519)
Recoveries	1,465	18	112	1,595
Provision (credit)	1,658	57	(1,715)	—
Balance as of June 30, 2013	$17,095	$136	$2,987	$20,218

Balance as of March 31, 2013	$19,663	$208	$4,189	$24,060
Charge-offs	(4,836)	(7)	(153)	(4,996)
Recoveries	1,093	(7)	68	1,154
Provision (credit)	1,175	(58)	(1,117)	—
Balance as of June 30, 2013	$17,095	$136	$2,987	$20,218

Balances at June 30, 2013:

Allowance for Loan Losses
Individually evaluated	$1,071	$109	$344	$1,524
Collectively evaluated	16,024	27	2,643	18,694
Total	$17,095	$136	$2,987	$20,218

Loans
Individually evaluated	$21,382	$224	$583	$22,189
Collectively evaluated	985,776	4,271	228,319	1,218,366
Total	$1,007,158	$4,495	$228,902	$1,240,555

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(2,646)	(55)	(5,732)	(8,433)
Recoveries	1,517	25	37	1,579
Provision (credit)	(4,404)	(14)	5,918	1,500
Balance as of June 30, 2012	$23,547	$92	$5,668	$29,307

Balance as of March 31, 2012	$24,672	$82	$5,321	$30,075
Charge-offs	(591)	(31)	(1,440)	(2,062)
Recoveries	753	15	26	794
Provision (credit)	(1,287)	26	1,761	500
Balance as of June 30, 2012	$23,547	$92	$5,668	$29,307

Balances at June 30, 2012:

Allowance for Loan Losses
Individually evaluated	$1,739	$—	$120	$1,859
Collectively evaluated	21,808	92	5,548	27,448
Total	$23,547	$92	$5,668	$29,307

Loans
Individually evaluated	$18,732	$5	$2,554	$21,291
Collectively evaluated	916,523	4,935	167,412	1,088,870
Total	$935,255	$4,940	$169,966	$1,110,161

Balances at December 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,656	$—	$998	$2,654
Collectively evaluated	17,894	76	4,518	22,488
Total	$19,550	$76	$5,516	$25,142

Loans
Individually evaluated	$16,223	$6	$1,525	$17,754
Collectively evaluated	953,429	4,419	183,147	1,140,995
Total	$969,652	$4,425	$184,672	$1,158,749

The following table provides additional detail of impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of our impaired loans at June 30, 2013 and December 31, 2012 were on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an insignificant amount of interest income on matured loans that are 90 days or more past due, but that are still accruing as they are in the process of being renewed.

June 30, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$5,339	$6,132	$—	$6,075	$10
Construction	10,812	10,938	—	3,604	—
Commercial	239	311	—	345	—
Consumer	340	596	—	406	—
Other	927	1,262	—	869	—
Total	$17,657	$19,239	$—	$11,299	$10

Impaired loans with a related allowance:
Commercial and residential real estate	$3,262	3,872	769	7,164	41
Construction	—	—	—	3,646	—
Commercial	710	849	500	1,415	—
Consumer	470	503	195	631	—
Other	90	185	60	90	—
Total	$4,532	$5,409	$1,524	$12,946	$41

Total impaired loans:
Commercial and residential real estate	$8,601	10,004	769	13,239	51
Construction	10,812	10,938	—	7,250	—
Commercial	949	1,160	500	1,760	—
Consumer	810	1,099	195	1,037	—
Other	1,017	1,447	60	959	—
Total impaired loans	$22,189	$24,648	$1,524	$24,245	$51

December 31, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,897	$8,352	$—	$7,983	$188
Construction	—	—	—	104	—
Commercial	204	284	—	3,247	—
Consumer	616	668	—	1,136	—
Other	1,231	1,959	—	839	—
Total	$9,948	$11,263	$—	$13,309	$188

Impaired loans with a related allowance:
Commercial and residential real estate	4,199	5,000	831	7,121	18
Construction	—	—	—	—	—
Commercial	2,801	4,279	1,531	2,218	—
Consumer	716	978	232	545	—
Other	90	185	60	513	—
Total	$7,806	$10,442	$2,654	$10,397	$18

Total impaired loans:
Commercial and residential real estate	12,096	13,352	831	15,104	206
Construction	—	—	—	104	—
Commercial	3,005	4,563	1,531	5,465	—
Consumer	1,332	1,646	232	1,681	—
Other	1,321	2,144	60	1,352	—
Total impaired loans	$17,754	$21,705	$2,654	$23,706	$206

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $682,000 for the six months ending June 30, 2013 and $736,000 for the six months ending June 30, 2012.

The following tables summarize by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

June 30, 2013	30-89 Days Past Due	90 days + Past Due and Still Accruing	Non-Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$3,762	$—	$5,926	$9,688	$786,563
Construction	—	—	10,812	10,812	71,774
Commercial	2,958	84	865	3,907	269,847
Consumer	153	—	810	963	63,316
Other	—	—	1,017	1,017	49,055
Total	$6,873	$84	$19,430	$26,387	$1,240,555

December 31, 2012	30-89 Days Past Due	90 days + Past Due and Still Accruing	Non-Accrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$832	$224	$8,034	$9,090	$736,524
Construction	—	—	—	—	72,742
Commercial	2,671	—	3,005	5,676	236,874
Consumer	140	—	1,332	1,472	63,009
Other	627	—	1,321	1,948	49,600
Total	$4,270	$224	$13,692	$18,186	$1,158,749

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

The following tables provide detail for the risk category of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

June 30, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$774,272	$61,021	$268,321	$61,348	$46,490	$1,211,452
Substandard	12,938	10,812	1,748	2,020	2,605	30,123
Doubtful	—	—	—	—	—	—
Subtotal	787,210	71,833	270,069	63,368	49,095	1,241,575
Less: Unearned loan fees	(647)	(59)	(222)	(52)	(40)	(1,020)
Loans, net of unearned loan fees	$786,563	$71,774	$269,847	$63,316	$49,055	$1,240,555

December 31, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$709,281	$72,842	$232,751	$60,517	$46,720	$1,122,111
Substandard	28,256	—	4,448	2,578	2,947	38,229
Doubtful	—	—	—	—	—	—
Subtotal	737,537	72,842	237,199	63,095	49,667	1,160,340
Less: Unearned loan fees	(1,013)	(100)	(325)	(86)	(67)	(1,591)
Loans, net of unearned loan fees	$736,524	$72,742	$236,874	$63,009	$49,600	$1,158,749

The book balance of troubled debt restructurings at June 30, 2013 and December 31, 2012 was $5,541,000 and $8,497,000, respectively. Approximately $605,000 and $1,551,000 in specific reserves have been established with respect to these loans as of June 30, 2013 and December 31, 2012.  As of both June 30, 2013 and December 31,

2012, the Company had insignificant additional amounts committed on loans classified as troubled debt restructurings.

During the second quarter 2013, two loan modifications were made with respect to outstanding troubled debt restructurings.  The modifications involved an interest rate reduction, a payment restructure, and no charge-offs to the allowance for loan losses.

During the six months ending June 30, 2013, three loan modifications were made, including the two modifications discussed above and a third which occurred in the first quarter 2013, which, involved debt forgiveness and a payment restructure. As a result of these modifications, the Bank recognized charge-offs of approximately $174,000.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and June 30, 2012 (in thousands):

Three Months ended June 30, 2013:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate	1	$1,422	$1,422
Construction	—	—	—
Commercial	1	184	184
Consumer	—	—	—
Other	—	—	—
Total	2	$1,606	$1,606

Six Months ended June 30, 2013:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate	2	$2,472	$2,298
Construction	—	—	—
Commercial	1	184	184
Consumer	—	—	—
Other	—	—	—
Total	3	$2,656	$2,482

Three Months ended June 30, 2012:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate	1	$381	$266
Construction	—	—	—
Commercial	1	2,144	1,034
Consumer	—	—	—
Other	—	—	—
Total	2	$2,525	$1,300

Six Months ended June 30, 2012:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and residential real estate	6	$5,782	$4,566
Construction	—	—	—
Commercial	1	2,144	1,034
Consumer	—	—	—
Other	—	—	—
Total	7	$7,926	$5,600

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  A single default occurred on troubled debt restructurings during the six months ended June 30, 2013, and as a result, a $133,000 charge-off was taken on the loan. There were no defaults on troubled debt restructurings during the three months ended June 30, 2013.

(4)               Other Real Estate Owned

Changes in the carrying amount of the Company’s other real estate owned for June 30, 2013 and June 30, 2012 were as follows (in thousands):

Balance, January 1, 2012	$29,027
Additions to OREO	2,191
Dispositions of OREO	(5,404)
Net loss on sale and valuation adjustments	(1,174)
Balance, June 30, 2012	$24,640

Balance, January 1, 2013	$19,580
Additions to OREO	2,930
Dispositions of OREO	(16,350)
Net gain on sale and valuation adjustments	300
Balance, June 30, 2013	$6,460

Expenses related to foreclosed assets include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net (gain)/loss on sale and valuation adjustments	$(419)	$997	$(300)	$1,174
Operating expenses, net of rental income	162	(536)	377	(361)
Total expenses related to foreclosed assets	$(257)	$461	$77	$813

(5)               Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2013, the Company has intangible assets comprised of its core deposit intangible and customer relationship intangible.

The following table presents the gross amounts of core deposit intangible and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful life	2013	2012
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(57,333)	(56,046)
Core deposit intangible assets, net		$5,642	$6,929

Customer relationship intangible asset	10 years	2,524	2,524
Customer relationship intangible asset accumulated amortization		(231)	(105)
Customer relationship intangible asset, net		$2,293	$2,419

Total other intangible assets, net		$7,935	$9,348

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Amortization expense	$706	$761	$1,413	$1,523

(6)                  Borrowings

At June 30, 2013, our outstanding borrowings were $167,903,000 as compared to $110,163,000 at December 31, 2012. These borrowings at June 30, 2013 consisted of $110.2 million of term notes and $57.7 million of advances on our line of credit, both with the Federal Home Loan Bank (“FHLB”). At December 31, 2012, our outstanding borrowings consisted only of term borrowings with the FHLB.

The Bank has an advance, pledge and security agreement with the FHLB and has pledged qualifying loans and securities in the amount of $358,084,000 at June 30, 2013 and $316,996,000 at December 31, 2012. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $190,181,000 at June 30, 2013 and $206,833,000 at December 31, 2012.

The interest rate on the line of credit varies with the federal funds rate, and was 0.18% at June 30, 2013. The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%, and remaining maturities ranging from 4 to 55 months.

(7)                     Income Taxes

At June 30, 2013 and December 31, 2012, the Company had net deferred tax assets of $18,030,000 and $14,990,000, respectively. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which the temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of deferred tax assets. Based upon the historical levels of taxable income and projections of future taxable income over the periods in which existing deferred tax assets, including net operating loss carryforwards, are expected to become deductible, management determined that the realization of deferred tax asset was more likely-than-not and as a result, the Company has not recognized a valuation allowance. The Company recorded tax expense for the first six months of 2013 of $2,617,000. The amount of deferred tax assets considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimates of future taxable income are reduced.

(8)                     Subordinated Debentures and Trust Preferred Securities

At June 30, 2013, our outstanding subordinated debentures were $25,774,000 compared to $41,239,000 at December 31, 2012. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II.  As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

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

As of June 30, 2013, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

At June 30, 2013 and December 31, 2012, the Company had accrued, unpaid interest of approximately $202,000 and $707,000, respectively, on its subordinated debentures, which is included in interest payable and other liabilities, on the consolidated balance sheets. Under the terms of each subordinated debentures agreement, the Company has the ability to defer interest on the debentures for a period of up to sixty months as long as it is in compliance with all covenants of the agreement. Such a deferral is not an event of default under each subordinated debentures agreement and interest on the debentures continues to accrue during the deferral period. No interest is being deferred at this time.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of trust preferred securities issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2013, the full $25,000,000 of the trusts preferred securities qualified as Tier 1 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at June 30, 2013 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2013	Variable	LIBOR + 2.65%	2.93%	10/15/2013
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2013	Variable	LIBOR + 3.10%	3.38%	10/7/2013

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit:
Variable	$277,509	$268,703
Fixed	43,994	52,176
Total commitments to extend credit	$321,503	$320,879

Standby letters of credit	$11,261	$14,315

At June 30, 2013, the rates on the fixed rate commitments to extend credit ranged from 2.36% to 7.00%.

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

Currently, the Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2 inputs). The Company considers the value of the swap to be highly sensitive to fluctuations in interest rates.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at June 30, 2013
State and municipal	$—	$17,254	$40,829	$58,083
Mortgage-backed securities — agency / residential	—	279,619	—	279,619
Mortgage-backed securities — private / residential	—	634	—	634
Asset-backed securities	—	23,665	—	23,665
Marketable equity	—	1,535	—	1,535
Trust preferred	—	34,197	—	34,197
Corporate	—	34,485	—	34,485
Interest rate swaps - cash flow hedge	—	341	—	341

Assets/Liabilities at December 31, 2012
State and municipal	$—	$15,355	$49,889	$65,244
Mortgage-backed securities — agency / residential	—	264,283	—	264,283
Mortgage-backed securities — private / residential	—	720	—	720
Asset-backed securities	—	20,511	—	20,511
Marketable equity	—	1,535	—	1,535
Trust preferred	—	32,840	—	32,840
Corporate	—	28,249	—	28,249

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the six months ended June 30, 2013. As discussed in footnote (2) Securities, the single municipal security for which an OTTI was recognized during the fourth quarter of 2010 was foreclosed upon during the first quarter 2013 and is now included as a Level 3 OREO property.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and June 30, 2012:

	State and Municipal Securities
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Beginning Balance	$49,053	$49,889
Total unrealized gains (losses) included in:
Net income (loss)	—	—
Other comprehensive income (loss)	(724)	(746)
Purchases, sales, issuances and settlements, net	(7,500)	(8,314)
Transfers in and (out) of Level 3	—	—
Balance end of period	$40,829	$40,829

	State and Municipal Securities
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Beginning Balance	$50,720	$50,336
Total unrealized gains (losses) included in:
Net income (loss)	—	—
Other comprehensive income (loss)	(371)	13
Purchases, sales, issuances and settlements, net	(55)	(55)
Transfers in and (out) of Level 3	—	—
Balance end of period	$50,294	$50,294

For the six months ended June 30, 2013 and June 30, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark to market of securities designated as available-for-sale.

The following tables present quantitative information about Level 3 fair value measurements on our state and municipal securities at June 30, 2013 and December 31, 2012:

June 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$39,792	discounted cash flow	discount rate	4%-5%
State and municipal securities	1,037	matrix pricing	discount rate or yield	N/A*
Total	$40,829

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$48,025	discounted cash flow	discount rate	4%-5%
State and municipal securities	814	appraisal	adjustment to comparable sales	29%
State and municipal securities	1,050	matrix pricing	discount rate or yield	N/A*
Total	$49,889

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following represent impaired loans measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012. The valuation methodology used to measure the fair value of these loans is described earlier in this Note.

June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Impaired loans:
Commercial and residential real estate	$—	$—	$2,729	$2,729
Commercial	—	—	211	211
Consumer	—	—	510	510
Other	—	—	254	254
Total impaired loans	$—	$—	$3,704	$3,704

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Impaired loans:
Commercial and residential real estate	$—	$—	$7,467	$7,467
Commercial	—	—	1,270	1,270
Consumer	—	—	484	484
Other	—	—	1,152	1,152
Total impaired loans	$—	$—	$10,373	$10,373

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $22,189,000 at June 30, 2013, after partial charge-off of $1,175,000. In addition, these loans have a specific valuation allowance of $1,524,000 at June 30, 2013. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the amount of our recorded investment. Of the $22,189,000 impaired loan portfolio at June 30, 2013, $5,228,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $16,961,000 of impaired loans were carried at cost at June 30, 2013, as the fair value of the collateral on these loans exceeded the book value for each individual credit. During the six months ended June 30, 2013, charge-offs and changes in specific valuation allowances on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $3,794,000.

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

The following tables present quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012.

June 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$2,729	sales comparison	adjustment to comparable sales	8% - 20%
		discounted cash flow	discount rate	1%-2%
Commercial	211	discounted cash flow	discount rate	5% - 6%
Consumer	510	sales comparison	adjustment to comparable sales	10% - 20%
Other	254	sales comparison	adjustment to comparable sales	5% -10%
Total impaired loans	$3,704

* The Company evaluates offers made by buyers for our impaired loans based on the economic facts and circumstances impacting each loan.  Because purchase offers are not always based on observable market data it is not always feasible to disclose an adjustment from observable market data to the recorded fair value of these loans.

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$7,467	income approach	capitalization rate	8% - 10%
		sales comparison	adjustment to comparable sales	8% - 25%
Commercial	1,270	discounted cash flow	discount rate	10%
Consumer	484	sales comparison	adjustment to comparable sales	19% - 26%
Other	1,152	sales comparison	adjustment to comparable sales	5% - 25%
		income approach	capitalization rate	10%
Total impaired loans	$10,373

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
June 30, 2013
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$2,612	$2,612
Land	—	—	3,848	3,848
Total other real estate owned and foreclosed assets	$—	$—	$6,460	$6,460

December 31, 2012
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$15,507	$15,507
Land	—	—	4,073	4,073
Total other real estate owned and foreclosed assets	$—	$—	$19,580	$19,580

Other real estate owned had a carrying amount of $6,460,000 at June 30, 2013, which is made up of an outstanding balance of $15,558,000, with a valuation allowance of $9,098,000. OREO write-downs and sales resulted in the valuation allowance decreasing by $838,000 in the second quarter 2013.

Other real estate owned had a carrying amount of $19,580,000 at December 31, 2012, which was made up of an outstanding balance of $36,012,000, with a valuation allowance of $16,432,000.

The following table presents quantitative information about Level 3 fair value measurements for other real estate owned measured at fair value on a non-recurring basis as of June 30, 2013.

June 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$2,612	income approach	capitalization rate	8% - 12%
		contract negotiations	buyer’s offer	N/A
Land	3,848	sales comparison	adjustment to comparable sales	18% - 55%
Total other real estate owned and foreclosed assets	$6,460

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$15,507	income approach	capitalization rate	6% - 11%
		contract negotiations	adjustment to appraised value	34%
Land	4,073	sales comparison	adjustment to comparable sales	18% - 55%
Total other real estate owned and foreclosed assets	$19,580

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Fair Value Measurements at June 30, 2013:
	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,613	$30,613	$—	$—	$30,613
Time deposits with banks	5,000	5,000	—	—	5,000
Securities available for sale	432,218	—	391,389	40,829	432,218
Securities held to maturity	34,772	—	33,657	—	33,657
Bank stocks	17,981	n/a	n/a	n/a	n/a
Loans, net	1,220,337	—	—	1,246,913	1,246,913
Accrued interest receivable	5,284	—	5,284	—	5,284
Interest rate swap - cash flow hedge	341	—	341	—	341

Financial liabilities:
Deposits	$1,449,251	$—	$1,447,709	$—	$1,447,709
Federal funds purchased and sold under agreements to repurchase	24,894	—	24,894	—	24,894
Subordinated debentures	25,774	—	—	18,432	18,432
Long-term borrowings	167,903	—	175,970	—	175,970
Accrued interest payable	594	—	594	—	594

	Fair Value Measurements at December 31, 2012:
	Carrying amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$163,217	$163,217	$—	$—	$163,217
Time deposits with banks	8,000	8,000	—	—	8,000
Securities available for sale	413,382	—	363,493	49,889	413,382
Securities held to maturity	31,283	—	32,290	—	32,290
Bank stocks	14,262	n/a	n/a	n/a	n/a
Loans, net	1,133,607	—	—	1,169,920	1,169,920
Accrued interest receivable	4,896	—	4,896	—	4,896

Financial liabilities:
Deposits	$1,454,756	$—	$1,454,452	$—	$1,454,452
Federal funds purchased and sold under agreements to repurchase	67,040	—	67,040	—	67,040
Subordinated debentures	41,239	—	—	33,848	33,848
Long-term borrowings	110,163	—	120,941	—	120,941
Accrued interest payable	1,126	—	1,126	—	1,126

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

(c) Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3). Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3). Impaired loans are valued at the lower of cost or fair value as described above in this note. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

(i) Interest Rate Swaps, net

The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

(11)   Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company utilizes derivative financial instruments to assist in the management of interest rate risk, primarily helping to secure long term borrowing rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment or receipt of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments or receipts principally related to certain variable-rate borrowings. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2013 and December 31, 2012.

	Balance	Fair Value
	Sheet Location	June 30, 2013	December 31, 2012
(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest Rate Swaps	Other Assets	$341,000	$—
Liabilities:
Interest Rate Swaps	Other Liabilities	$—	$—

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2013, the Company had one interest rate swap with a notional amount of $25,000,000 that was designated as cash flow hedge associated with the Company’s forecasted variable-rate borrowings. The swap is forward-starting and is not effective until June 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB Advances.  During the three months ended June 30, 2013, the income statement effect of hedge ineffectiveness was immaterial.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, no amounts will be reclassified as an adjustment to interest expense related to interest rate swaps as the related borrowings which correspond to the hedge are anticipated to be entered into during June of 2015.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The impact of these customer interest rate swaps on the company’s financial statements was insignificant for all periods covered by this report.

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and six months ended June 30, 2013 and 2012.

		Three Months Ended		Six Months Ended
Interest Rate Swaps with	Income Statement	June 30,		June 30,
Hedge Designation	Location	2013	2012	2013	2012
		(In thousands)
Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Not Applicable	$438,000	$—	$438,000	$—
Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest Expense	—	—	—	—

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1,092,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

(12)   Stock-Based Compensation

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

The Incentive Plan authorizes grants of stock-based compensation awards of up to 1,700,000 shares of Company voting common stock, subject to adjustments provided by the Incentive Plan. As of June 30, 2013 and December 31, 2012, there were 520,682 and 339,359 shares of unvested stock granted (net of forfeitures), with 857,590 and 1,087,087 shares available for grant under the Incentive Plan, respectively.

Of the 520,682 unvested shares at June 30, 2013, approximately 417,000 shares are expected to vest. At June 30, 2013, there were 220,454 shares of restricted stock outstanding with a performance condition. We expect that 145,635 of these 220,454 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to shares granted to various key employees. The grant dates of these shares range from February 2011 through February 2013. These performance shares are contingent upon the meeting of certain return on asset and income-related performance measures. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, net income performance measures) is determined by actual performance in consideration of the established range of the performance target. Management expects that the targeted performance goals will be met with respect to these performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2013	339,359	$7.40
Awarded	235,099	10.14
Forfeited	(5,520)	8.99
Vested	(48,256)	7.86
Unearned at June 30, 2013	520,682	$8.57

The Company recognized $697,000 and $360,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2013 and June 30, 2012, respectively. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was a $265,000 expense for the six months ended June 30, 2013. At June 30, 2013, compensation cost of $2,807,000 related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.8 years. The fair value of awards that vested in the six months ended June 30, 2013 was approximately $494,000.

(13)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at June 30, 2013	Ratio at December 31, 2012	Minimum Capital Requirement	Minimum Requirement for “Well-Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	14.96%	16.27%	8.00%	N/A
Guaranty Bank and Trust Company	14.37%	15.52%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.71%	15.02%	4.00%	N/A
Guaranty Bank and Trust Company	13.12%	14.26%	4.00%	6.00%

Leverage Ratio
Consolidated	11.46%	11.93%	4.00%	N/A
Guaranty Bank and Trust Company	10.97%	11.35%	4.00%	5.00%

(14)  Total Comprehensive Income

The following tables present the components of other comprehensive income (loss) and total comprehensive income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$3,818	$6,192	$6,090	$9,109
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investment securities	(13,080)	(539)	(15,021)	400
Less: Reclassification adjustments for net losses (gains) included in net income	(54)	(342)	(54)	(964)
Change in net unrealized gains (losses) on derivative instruments	438	—	438	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	(1)	—	(1)	—
Net unrealized holding gains (losses)	(12,697)	(881)	(14,638)	(564)
Income tax benefit (expense)	4,826	335	5,563	214
Other comprehensive income (loss)	(7,871)	(546)	(9,075)	(350)
Total comprehensive income (loss)	$(4,053)	$5,646	$(2,985)	$8,759

The tax effect for the amounts reclassified out of accumulated other comprehensive income (loss) are reflected in the income tax expense (benefit) line item on the income statement.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains and losses on securities:
Change in net unrealized gains (losses), net	$(13,080)	$4,972	$(8,108)	$(539)	$205	$(334)
Less: Reclassification adjustments for net losses (gains) included in net income	(54)	21	(33)	(342)	130	(212)
Unrealized gains and losses on derivatives:
Change in net unrealized gains (losses), net	438	(167)	271	—	—	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	$(12,697)	$4,826	$(7,871)	$(881)	$335	$(546)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains and losses on securities:
Change in net unrealized gains (losses), net	$(15,021)	$5,709	$(9,312)	$400	$(152)	$248
Less: Reclassification adjustments for net losses (gains) included in net income	(54)	21	(33)	(964)	366	(598)
Unrealized gains and losses on derivatives:
Change in net unrealized gains (losses), net	438	(167)	271	—	—	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	$(14,638)	$5,563	$(9,075)	$(564)	$214	$(350)

(15)  Legal Contingencies

In the ordinary course of our business, we are party to legal actions at various points of the legal process, including appeals. Although the ultimate outcome and amount of liability, if any, including associated costs to defend, of these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, and discussions with our legal counsel, it is not probable that the outcome of current legal actions will result in a material liability. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as a holding company to its Colorado-based bank subsidiary, Guaranty Bank and Trust Company. The Bank owns several single-member limited liability companies that hold real estate as well as an investment advisory firm, Private Capital Management LLC. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and primarily small and medium-sized businesses, including the owners and employees of those businesses. These banking products and services include accepting time and demand deposits, originating commercial loans (including energy loans), real estate loans (including construction loans), Small Business Administration guaranteed loans, and consumer loans. The Bank and its subsidiary, Private Capital Management LLC (“PCM”), also provide wealth management services, including private banking, investment management, jumbo mortgage loans and trust services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment management services. Our major operating expenses include interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
			Favorable			Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$17,449	$17,706	$(257)	$34,779	$35,398	$(619)
Interest expense	1,710	2,323	613	3,662	4,715	1,053
Net interest income	15,739	15,383	356	31,117	30,683	434
Provision for loan losses	—	500	500	—	1,500	1,500
Net interest income after provision for loan losses	15,739	14,883	856	31,117	29,183	1,934
Noninterest income	3,711	2,911	800	6,661	6,010	651
Noninterest expense	13,879	17,516	3,637	29,071	31,998	2,927
Income before income taxes	5,571	278	5,293	8,707	3,195	5,512
Income tax expense	1,753	(5,914)	(7,667)	2,617	(5,914)	(8,531)
Net income	$3,818	$6,192	$(2,374)	$6,090	$9,109	$(3,019)

Common Share Data:
Basic earnings per common share	$0.18	$0.30	$(0.12)	$0.29	$0.44	$(0.15)
Diluted earnings per common share	$0.18	$0.30	$(0.12)	$0.29	$0.44	$(0.15)
Average common shares outstanding	20,860,228	20,782,861	77,367	20,854,858	20,780,713	74,145
Diluted average common shares outstanding	20,941,486	20,847,792	93,694	20,934,521	20,857,264	77,257

Average equity to average assets	10.33%	10.31%	0.2%	10.35%	10.34%	0.1%
Return on average equity	8.02%	14.15%	(43.3)%	6.47%	10.50%	(38.4)%
Return on average assets	0.83%	1.46%	(43.2)%	0.67%	1.09%	(38.5)%
Dividend payout ratio	13.67%	N/A	13.7%	8.57%	N/A	8.6%

	June 30,	June 30,	Percent
	2013	2012	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	14.96%	16.50%	(9.3)%
Leverage ratio	11.46%	12.55%	(8.7)%
Loans, net of unearned loan fees to deposits	85.60%	80.51%	6.3%
Allowance for loan losses to loans, net of unearned loan fees	1.63%	2.64%	(38.3)%
Allowance for loan losses to nonperforming loans	103.61%	137.65%	(24.7)%
Classified assets to allowance and Tier 1 capital (1)	16.48%	33.79%	(51.2)%
Noninterest bearing deposits to total deposits	34.90%	39.61%	(11.9)%
Time deposits to total deposits	12.77%	13.31%	(4.1)%

(1)   Based on Bank only Tier 1 capital

Second quarter 2013 net income was $3.8 million as compared to $6.2 million for the same quarter in 2012. The second quarter 2012 net income was impacted by two significant non-cash items — a $5.7 million reversal of  the remaining deferred tax valuation allowance, partially offset by a $2.8 million impairment on bank facilities. Excluding these two items, second quarter 2013 net income improved significantly compared to second quarter 2012 evidenced by a $0.4 million increase in net interest income, a $0.4 million increase in investment advisory income generated by PCM, a $0.3 million increase in gain on sale of SBA loans and a $0.8 net reduction in noninterest expense. These improvements were partially offset by a $0.3 million decline in gains on sales of securities as compared to the second quarter 2012.

For the six months ending June 30, 2013, net income was $6.1 million as compared to $9.1 million for the same period in 2012. As discussed above, 2012 year-to-date net income was significantly impacted by the non-cash reversal of the remaining deferred tax valuation allowance, partially offset by the impairment on bank facilities. Excluding these two items, 2013 year-to-date net income improved due to a $0.6 million increase in noninterest income, mostly due to investment advisory income generated by PCM and gains on sales of SBA loans; a $1.5 million reduction in provision for loan losses, due to improved credit quality; a $0.4 million increase in net interest income; and a $0.2 million net reduction in noninterest expense. These improvements were partially offset by a $0.9 million reduction in gains on sales of securities, a $0.6 million prepayment penalty on the early redemption of certain TruPs in the first quarter 2013 and recognition of income tax expense subsequent to the reversal of the remaining deferred tax valuation allowance in the second quarter 2012.

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

The following table summarizes the Company’s net interest income and related spread and margin for the current quarter and prior four quarters:

Table 2

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(Dollars in thousands)
Net interest income	$15,739	$15,378	$15,217	$14,511	$15,383
Interest rate spread	3.41%	3.35%	3.21%	3.15%	3.53%
Net interest margin	3.61%	3.61%	3.48%	3.46%	3.86%
Net interest margin, fully tax equivalent	3.72%	3.72%	3.57%	3.55%	3.95%

Second quarter 2013 net interest income increased by $0.4 million to $15.7 million from $15.4 million recognized in the first quarter 2013, and increased by $0.4 million compared to the second quarter 2012. The Company’s net interest margin of 3.61% remained consistent with the prior linked quarter and reflected a decline of 25 basis points from 3.86% in the second quarter 2012. The Company’s stable net interest margin in the second quarter 2013 as compared to the prior linked quarter was due to a favorable change in the mix of our earning assets combined with a reduction in the cost of interest bearing liabilities, offset by lower yields on earning assets. The decline in net interest margin as compared to the second quarter 2012 was the result of a 43 basis point decline in the yield on earnings assets, partially offset by a 31 basis point favorable decline in the cost of interest bearing liabilities.

Net interest income increased by $0.4 million in the second quarter 2013 compared to the same quarter in 2012, primarily due to a $0.6 million decline in interest expense, partially offset by a $0.2 decline in interest income. The decline in interest expense was attributable to favorable rate and volume variances of $0.4 and $0.2 million, respectively, mostly related to the redemption of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013 combined with the payment of previously deferred interest payments on each of our subordinated debentures during the third quarter 2012. The decline in interest income was primarily due to an unfavorable rate variance of $3.3 million, partially offset by a favorable volume variance of $3.1 million. The favorable volume variance was primarily attributable to the $105.1 million increase in average loan balances, while the rate variance was mostly due to a 60 basis point decrease in loan yields during the second quarter 2013 compared to the same quarter in 2012.

On a linked quarter basis, net interest income increased by $0.4 million in the second quarter 2013 due a $0.2 million decrease in interest expense combined with a $0.2 million increase in interest income. This increase in interest income was primarily attributable to a $50.7 million increase in average loans during the quarter, partially offset by a 24 basis point decrease in yield. The decrease in interest expense was primarily attributable to the early redemption of certain TruPs and related subordinated debentures in the first quarter 2013.

Table 3

	Six Months Ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Net interest income	$31,117	$30,683
Interest rate spread	3.38%	3.57%
Net interest margin	3.61%	3.90%
Net interest margin, fully tax equivalent	3.72%	3.99%

For the six month period ended June 30, 2013, net interest income increased by $0.4 million, or 1.4%, as compared to the same period in 2012. This increase was comprised of a $1.1 million favorable decrease in interest expense, partially offset by a $0.6 million decrease in interest income.

The $1.1 million decrease in interest expense was primarily the result of a $0.8 million decline in interest expense on subordinated debentures, mostly related to the redemption of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013 combined with the payment of previously deferred interest payments on each of our subordinated debentures during the third quarter 2012. The remainder of the decrease in interest expense was attributable to a favorable decline in the cost of deposits. The decrease in interest income for the six months ending June 30, 2013 compared to the same period in 2012 was due to a $4.4 favorable volume variance, offset by a $5.0 million unfavorable rate variance. The favorable volume variance was the result of a $153.9 million increase in average earning assets, primarily due to an $82.5 million increase in average loans during the six months ended June 30, 2013 as compared to the same period in 2012. The unfavorable rate variance was the result of a 44 basis point decline in yield on average earning assets.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,215,104	$14,104	4.66%	$1,110,035	14,511	5.26%
Investment securities (1)
Taxable	403,199	2,322	2.31%	321,029	2,366	2.96%
Tax-exempt	82,662	786	3.81%	53,239	618	4.66%
Bank Stocks (4)	17,158	170	3.97%	14,691	153	4.18%
Other earning assets	28,826	67	0.93%	103,783	58	0.22%
Total interest-earning assets	1,746,949	17,449	4.01%	1,602,777	17,706	4.44%
Non-earning assets:
Cash and due from banks	8,045			8,353
Other assets	93,650			95,732
Total assets	$1,848,644			$1,706,862

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$312,152	$82	0.11%	$272,007	$116	0.17%
Money market	320,005	249	0.31%	290,604	268	0.37%
Savings	106,471	39	0.15%	97,120	36	0.15%
Time certificates of deposit	185,303	245	0.53%	187,343	291	0.62%
Total interest-bearing deposits	923,931	615	0.27%	847,074	711	0.34%
Borrowings:
Repurchase agreements	31,757	11	0.14%	15,225	12	0.31%
Federal funds purchased (5)	27	—	0%	3	—	0.97%
Subordinated debentures (6)	25,774	235	3.66%	49,649	773	6.26%
Borrowings	157,298	849	2.16%	110,176	827	3.02%
Total interest-bearing liabilities	1,138,787	1,710	0.60%	1,022,127	2,323	0.91%
Noninterest bearing liabilities:
Demand deposits	510,596			502,209
Other liabilities	8,280			6,581
Total liabilities	1,657,663			1,530,917
Stockholders’ Equity	190,981			175,945
Total liabilities and stockholders’ equity	$1,848,644			$1,706,862

Net interest income		$15,739			$15,383
Net interest margin			3.61%			3.86%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.72% and 3.95% for the three months ended June 30, 2013 and 2012, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the second quarter 2013 and 2012 rounded to zero.

(6) June 30, 2012 includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

Table 4 (Continued)

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,189,883	$28,186	4.78%	$1,107,358	$28,993	5.27%
Investment securities (1)
Taxable	403,153	4,587	2.29%	315,335	4,759	3.03%
Tax-exempt	81,898	1,579	3.89%	53,064	1,235	4.68%
Bank Stocks (4)	15,733	326	4.18%	14,641	311	4.27%
Other earning assets	47,051	101	0.43%	93,446	100	0.21%
Total interest-earning assets	1,737,718	34,779	4.04%	1,583,844	35,398	4.49%
Non-earning assets:
Cash and due from banks	8,036			8,380
Other assets	89,187			95,474
Total assets	$1,834,941			$1,687,698

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$294,315	$160	0.11%	$276,971	$250	0.18%
Money market	322,573	507	0.32%	290,477	544	0.38%
Savings	105,755	77	0.15%	95,864	71	0.15%
Time certificates of deposit	187,724	506	0.54%	192,372	623	0.65%
Total interest-bearing deposits	910,367	1,250	0.28%	855,684	1,488	0.35%
Borrowings:
Repurchase agreements	46,636	29	0.13%	15,047	24	0.32%
Federal funds purchased (5)	14	—	1%	2	—	0.90%
Subordinated debentures (6)	30,957	716	4.66%	49,277	1,549	6.32%
Borrowings	133,932	1,667	2.51%	110,176	1,654	3.02%
Total interest-bearing liabilities	1,121,906	3,662	0.66%	1,030,186	4,715	0.92%
Noninterest bearing liabilities:
Demand deposits	514,583			475,571
Other liabilities	8,604			7,431
Total liabilities	1,645,093			1,513,188
Stockholders’ Equity	189,848			174,510
Total liabilities and stockholders’ equity	$1,834,941			$1,687,698

Net interest income		$31,117			$30,683
Net interest margin			3.61%			3.90%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.72% and 3.99% for the six months ended June 30, 2013 and 2012, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.6 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the six months ended June 30, 2013 and 2012 rounded to zero.

(6) The six months ended June 30, 2012 includes accrued interest, resulting from deferred payments on Trust Preferred Securities.

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

Table 5

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned loan fees	$(407)	$(2,616)	$2,209	$(807)	$(3,707)	$2,900
Investment Securities
Taxable	(44)	(650)	606	(172)	(1,171)	999
Tax-exempt	168	(82)	250	344	(159)	503
Bank Stocks	17	(7)	24	15	(7)	22
Other earning assets	9	12	(3)	1	2	(1)
Total interest income	(257)	(3,343)	3,086	(619)	(5,042)	4,423

Interest expense:
Deposits:
Interest-bearing demand and NOW	(34)	(55)	21	(90)	(107)	17
Money market	(19)	(54)	35	(37)	(118)	81
Savings	3	—	3	6	(1)	7
Time certificates of deposit	(46)	(43)	(3)	(117)	(102)	(15)
Repurchase agreements	(1)	(7)	6	5	(2)	7
Federal funds purchased	—	—	—	—	—	—
Subordinated debentures	(538)	(249)	(289)	(833)	(346)	(487)
Borrowings	22	(42)	64	13	(50)	63
Total interest expense	(613)	(450)	(163)	(1,053)	(726)	(327)
Net interest income	$356	$(2,893)	$3,249	$434	$(4,316)	$4,750

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

In the second quarter 2013, the Company did not record a provision for loan losses, compared to $0.5 million in the second quarter 2012. The Company determined that no provision for loan losses was necessary during the second quarter 2013 to maintain its allowance for loan losses at a level which reflects the probable incurred losses inherent in the loan portfolio as of June 30, 2013.

Net charge-offs in the second quarter 2013 were $3.8 million, as compared to $1.3 million for the same quarter in 2012. Net charge-offs for the first six months of 2013 were $4.9 million as compared to $6.9 million for the same period in 2012.  The net charge-offs in the second quarter 2013 primarily consisted of a charge-off on a single out-of-state purchased participation loan of $4.6 million, partially offset by recoveries of $1.1 million during the quarter. This charge-off was a specific allowance allocation as of March 31, 2013. Our exposure to future declines in credit quality related to this type of participation has greatly diminished, as only $10.0 million of pass-rated, out-of-state loan participations remain in our loan portfolio at June 30, 2013, as compared to $32.9 million at December 31, 2012 and $70.0 million at June 30, 2012.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(In thousands)
Noninterest income:
Customer service and other fees	$3,018	$2,620	$2,640	$2,616	$2,382
Gain on sale of securities	54	—	817	746	342
Gain on sale of SBA loans	287	136	—	203	—
Other	352	194	309	250	187
Total noninterest income	$3,711	$2,950	$3,766	$3,815	$2,911

Noninterest income increased $0.8 million to $3.7 million in the second quarter 2013 as compared to the prior linked quarter and increased $0.8 million as compared to the same quarter in 2012. The increase in noninterest income as compared to the prior linked quarter was mostly due to a $0.4 million improvement in customer service fees, including a $0.1 million in investment advisory fees generated by PCM; a $0.2 million increase in net gains on sales of SBA loans; and a $0.1 million increase in tax-exempt income related to the second quarter 2013 purchase of $15.0 million in bank-owned life insurance contracts (“BOLI”).

During the second quarter 2013 PCM increased its assets under management by $20.6 million, or 9.7%, to $232.8 million compared to $212.2 million at March 31, 2013. Since the Company’s acquisition of PCM in July 2012, PCM has contributed approximately $1.3 million to noninterest income.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Noninterest income:
Customer service and other fees	$5,638	$4,653
Gain on sale of securities	54	964
Gain on sale of SBA loans	423	—
Other	546	393
Total noninterest income	$6,661	$6,010

For the six month period ended June 30, 2013, noninterest income increased by $0.7 million compared to the same period in 2012. This increase was primarily the result of our July 2012 acquisition of PCM, which has contributed $0.7 million in investment advisory fees in the first six months of 2013, a $0.3 million increase in deposit service charges, and a $0.4 million increase in the gain on sale of SBA loans resulting from the Company’s continued focus on this component of our non-interest income. These favorable variances were partially offset by a $0.9 million decrease in gains recognized on the sale of securities.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,213	$7,441	6,832	$6,466	$6,614
Occupancy expense	1,598	1,612	1,550	1,712	1,972
Furniture and equipment	745	761	760	779	783
Amortization of intangible assets	706	707	812	803	761
Other real estate owned	(257)	334	3,209	348	461
Insurance and assessment	641	608	677	771	881
Professional fees	853	911	1,543	1,062	856
Prepayment penalty on long term debt	—	629	—	—	—
Impairment of long-lived assets	—	—	—	—	2,750
Other general and administrative	2,380	2,189	2,539	2,253	2,438
Total noninterest expense	$13,879	$15,192	17,922	$14,194	$17,516

Noninterest expense decreased $3.6 million to $13.9 million in the second quarter 2013 as compared to $17.5 million in the second quarter of 2012. The primary cause of the decrease was the non-cash impairment of $2.8 million related to two bank facilities in the second quarter 2012. In addition, OREO-related expenses declined from $0.5 million in the second quarter 2012 to a net benefit of $0.3 million in the second quarter 2013, mostly due to net gains recognized on the sale of several OREO properties in the second quarter 2013. Occupancy expense declined $0.4 million to $1.6 million in the second quarter 2013 compared to $2.0 million in the second quarter 2012, primarily due to the 2012 closure of six branches. Partially offsetting these decreases was a $0.6 million increase in salaries and benefits expense in the second quarter 2013 compared to the second quarter 2012, largely due to increases in base salaries and timing differences in our self-funded medical plan.

The $1.3 million decrease in the noninterest expense in the second quarter 2013 compared to the first quarter 2013 was mostly the result of a $0.6 million prepayment penalty recognized on the early redemption of $15.0 million of TruPS and related subordinated debentures in the first quarter 2013, a $0.6 million net decrease in OREO-related expenses as a result of gains recognized on sales, and a $0.2 million decrease in payroll taxes resulting from the annual payroll cycle.

Table 9

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$14,654	$13,471
Occupancy expense	3,210	3,991
Furniture and equipment	1,506	1,604
Amortization of intangible assets	1,413	1,523
Other real estate owned	77	813
Insurance and assessment	1,249	1,689
Professional fees	1,764	1,484
Prepayment penalty on long term debt	629	—
Impairment of long-lived assets	—	2,750
Other general and administrative	4,569	4,673
Total noninterest expense	$29,071	$31,998

Noninterest expense for the six months ended June 30, 2013 decreased by $2.9 million to $29.1 million as compared to $32.0 million in the same period in 2012 primarily due to the $2.8 million impairment on long-lived assets in 2012, partially offset by the $0.6 million prepayment penalty on the early redemption of certain TruPS and related subordinated debentures in 2013. Other favorable reductions in noninterest expense include a $0.8 million decline in occupancy expense, mostly as a result of the six branch closures which occurred in 2012; a $0.7 million decline in OREO-related expenses, primarily as a result of the gains recognized on the sale of several OREO properties in 2013; and a $0.4 million decline in insurance and assessment expense as a result of changes in rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act effective April 1, 2012 as well as an improvement in our risk rating during the third quarter 2012. Partially offsetting these reductions in noninterest income were an increase of $1.2 million in salaries and employee benefits, primarily due to increased base salaries and incentives, increases in equity compensation expense and timing differences in our self-funded medical plan.

Income Taxes

The Company recorded tax expense of $2.6 million for the first six months of 2013 as compared to a $5.9 million tax benefit in the first six months of 2012 related to the reversal of the Company’s remaining deferred tax asset valuation allowance at June 30, 2012. The effective tax rate for the six months period ending June 30, 2013 was 30.0% as compared to 5.2% for the same period in 2012. The increase in the effective tax rate was primarily due to the deferred tax asset valuation allowance reversal in 2012.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(In thousands)
Cash and cash equivalents	$30,613	$55,891	$163,217	$147,823	$137,133
Time deposits with banks	5,000	5,000	8,000	20,000	5,000
Total investments	484,971	512,188	458,927	436,386	398,151
Total loans	1,240,555	1,180,607	1,158,749	1,118,968	1,110,161
Total assets	1,866,128	1,836,840	1,886,938	1,834,978	1,750,539
Earning assets	1,753,654	1,745,385	1,780,447	1,715,200	1,642,669
Deposits	1,449,251	1,442,317	1,454,756	1,395,096	1,378,937

At June 30, 2013, the Company had total assets of $1.9 billion, which represented a $20.8 million decrease as compared to December 31, 2012 and a $115.6 million increase as compared to June 30, 2012. The decrease in assets from December 31, 2012 consisted primarily of decreases in cash and time deposits with banks of $135.6 million and in OREO of $13.1 million. These declines were mostly offset by an increase in loans, net of unearned discount, of $81.8 million and an increase in investments of $26.0 million. The decline in cash and time deposits at banks funded the growth in both loans and investments, the $15.0 million redemption of TruPS and related subordinated debentures and a $15.0 million purchase of BOLI. The decline in OREO of $13.1 million was primarily related to the sale of our single largest property during the first quarter 2013. The year-to-date increase in loans as compared to prior year end consisted of growth in both commercial and residential real estate as well as commercial loans. Year-to-date investment growth was the result of management’s plan to reduce low yielding overnight funding and invest in higher yielding securities.

As compared to June 30, 2012, the increase in total assets of $115.6 million was primarily due to an increase in loans net of unearned discount of $130.4 million, an increase in investments of $86.8 million, a decrease in allowance for loan losses of $9.1 million and an increase in BOLI of $15.0 million. These increases were partially offset by declines in cash and time deposits at banks of $106.5 million and OREO of $18.2 million.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(In thousands)
Commercial and residential real estate	$787,210	$760,735	$737,537	$725,498	$730,324
Construction	71,833	63,732	72,842	53,172	46,413
Commercial	270,069	246,883	237,199	226,205	216,974
Consumer	63,368	62,828	63,095	63,612	64,976
Other	49,095	47,819	49,667	52,198	53,259
Total gross loans	$1,241,575	$1,181,997	$1,160,340	$1,120,685	$1,111,946
Less: Allowance for loan losses	(20,218)	(24,060)	(25,142)	(28,597)	(29,307)
Unearned loan fees	(1,020)	(1,390)	(1,591)	(1,717)	(1,785)
Loans, net of unearned loan fees	$1,220,337	$1,156,547	$1,133,607	$1,090,371	$1,080,854

For the quarter ending June 30, 2013, loans net of unearned fees, grew $59.9 million as compared to the prior linked quarter and grew $81.8 million, or 14.2% on an annualized basis as compared to December 31, 2012. As compared to the same quarter last year, loans net of unearned fees, increased $130.4 million, or 11.8%. The growth in loans was primarily the result of new customer acquisition, reflected in continued growth in new commitments, supplemented by increased utilization of existing lines of credit and declining loan payoffs. Loan growth during the second quarter consisted of $26.5 million in commercial and residential real estate loans, primarily attributable to growth in jumbo mortgages of $25.2 million. Commercial loan growth of $23.2 million during the second quarter 2013 was mostly attributable to growth in middle market and energy. Construction loans also grew by $8.2 million during the quarter mostly due to draws on existing lines.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital and an increase in its non-owner occupied real estate loan portfolio of 50 percent or more during the preceding 36 months. For the Bank, the total reported loans for construction, land development and land represented 59% of capital at June 30, 2013 as compared to 57% at December 31, 2012, and 47% at June 30, 2012. For the Bank, the total reported commercial real estate loans represented 291% of capital at June 30, 2013, as compared to 278% at December 31, 2012, and 267% at June 30, 2012. Further, the Bank’s non-owner occupied real estate loan portfolio declined 7.7% during the previous 36 months.  Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of the Company’s business activity is with customers in the state of Colorado. At June 30, 2013, the Company did not have any significant concentrations in any particular industry.

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

Table 12

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(Dollars in thousands)
Nonaccrual loans and leases	$16,564	$27,684	$9,033	$9,358	$6,473
Nonperforming troubled debt restructurings	2,866	3,798	4,659	11,827	14,818
Accruing loans past due 90 days or more	84	40	224	543	—
Total nonperforming loans	$19,514	$31,522	$13,916	$21,728	$21,291

Other real estate owned and foreclosed assets	6,460	8,606	19,580	23,532	24,640
Total nonperforming assets	$25,974	$40,128	$33,496	$45,260	$45,931

Total classified assets	$36,590	$52,535	$58,635	$74,514	$77,910

Nonperforming loans	$19,514	$31,522	$13,916	$21,728	$21,291
Performing troubled debt restructurings	2,675	1,268	3,838	—	—
Allocated allowance for loan losses	(1,524)	(6,474)	(2,654)	(3,774)	(1,859)
Net investment in impaired loans	$20,665	$26,316	$15,100	$17,954	$19,432

Loans past due 30-89 days	$6,873	$3,686	$4,270	$7,678	$18,448

Allowance for loan losses	$20,218	$24,060	$25,142	$28,597	$29,307

For the three months ended:

Loans charged-off	$4,996	$1,523	$1,199	$1,067	$2,062
Recoveries	(1,154)	(441)	(1,244)	(357)	(794)
Net charge-offs	$3,842	$1,082	$(45)	$710	$1,268

Provision for loan losses	$—	$—	$(3,500)	$—	$500

Loan Portfolio Ratios:

Allowance for loan losses to loans, net unearned of loan fees	1.63%	2.04%	2.17%	2.56%	2.64%
Allowance for loan losses to nonaccrual loans	104.06%	76.42%	183.63%	134.99%	137.65%
Allowance for loan losses to nonperforming loans	103.61%	76.33%	180.67%	131.61%	137.65%
Annualized net charge-offs to average loans	1.27%	0.38%	(0.02)%	0.26%	0.46%
Nonperforming assets to total assets	1.39%	2.18%	1.78%	2.47%	2.62%
Nonperforming loans to loans, net of unearned loan fees	1.57%	2.67%	1.20%	1.94%	1.92%
Loans 30-89 days past due to loans, net unearned of loan fees	0.55%	0.31%	0.37%	0.69%	1.66%

At June 30, 2013, classified assets as a percentage of capital and allowance for loan losses were 16.5%, a favorable decrease from 25.2% at December 31, 2012 and 33.8% at June 30, 2012. Overall classified assets declined by $22.0 million, or 37.6% in the six months ending June 30, 2013, and decreased by $41.3 million, or 53.0%, as compared to June 30, 2012.

During the second quarter 2013, nonperforming assets decreased $14.2 million as compared to the prior quarter primarily due to the decrease in nonaccrual loans of $12.1 million. The decline in nonaccrual loans was mostly related to the negotiated payoff and partial charge-off of a single $10.8 million out-of-state, purchased loan participation.

On a year-to-date basis, nonperforming assets decreased by $7.5 million, primarily as a result of the sale of our single largest OREO property of $10.9 million in the first quarter 2013, partially offset by an increase in nonperforming loans of $5.6 million, mostly due to the migration of a $10.8 million out-of-state loan participation, purchased nearly five years ago into non-accrual status during 2013. Our exposure to future declines in credit quality related to this type of participation has greatly diminished, as only $10.0 million of pass-rated, out-of-state loan participations remain in our loan portfolio at June 30, 2013, as compared to $32.9 million at December 31, 2012 and $70.0 million at June 30, 2012. As of June 30, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with non-performing loans.

The Company categorized loans into risk categories of pass, watch, special mention, substandard, doubtful and loss. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, loans internally rated as substandard, doubtful or loss are considered adversely classified loans. The amount of accruing loans that the Company has internally considered to be adversely classified was $10.7 million at June 30, 2013, as compared to $24.3 million at December 31, 2012 and $30.5 million at June 30, 2012.

In addition to adversely classified loans, the Company has loans that are considered to be special mention or watch loans. The amount of loans that the Company has internally considered to be special mention or watch decreased by $28.8 million, or 52.9%, to $25.6 million as compared to $54.4 million at December 31, 2012 and decreased by $47.3  million, or 64.9%, as compared to $72.9 million at June 30, 2012. Each internal risk rating is judgmental, but based on both objective and subjective factors/criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for trends in the volume and severity of adversely classified and watch list loans.

Net charge-offs in the second quarter 2013 were $3.8 million as compared to $1.1 million in the first quarter 2013 and $1.3 million in the second quarter 2012. The second quarter 2013 net charge-offs were primarily comprised of a $4.6 million out-of-state, purchased participation previously provided for in our allowance for loan losses, partially offset by $1.1 million in recoveries. As detailed above, the Company made significant progress towards reducing this type of exposure in our loan portfolio as of June 30, 2013.

Other real estate owned was $6.5 million at June 30, 2013 compared to $19.6 million at December 31, 2012 and $24.6 million at June 30, 2012. The decline in OREO as compared to the prior linked quarter was primarily the result of several smaller OREO sales. The decline since December 31, 2012 reflects the first quarter sale of our largest OREO property valued at $10.9 million. The balance of other real estate owned at June 30, 2013 was comprised of 19 separate properties, of which $3.9 million was land and $2.6 million was commercial real estate, including multi-family units. The balance of other real estate owned at June 30, 2012, was comprised of approximately 31 separate properties, of which $4.5 million were land and $20.2 million were commercial real estate.

As of June 30, 2013, we had $5.5 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $0.6 million. As of December 31, 2012, we had $8.5 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.6 million. The troubled debt restructurings are included in impaired loans above. The Company has no unfunded commitments to borrowers whose loans are classified as troubled debt restructurings.

Table 13

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$2,675	$1,268	$3,838	$—	$—
Allocated allowance for loan losses on performing TDRs	(89)	(29)	(12)	—	—
Net Investment in performing TDRs	$2,586	$1,239	$3,826	$—	$—

Nonperforming TDRs	$2,866	$3,798	$4,659	$11,827	$14,818
Allocated allowance for loan losses on nonperforming TDRs	(516)	(529)	(1,539)	(1,846)	(565)
Net Investment in nonperforming TDRs	$2,350	$3,269	$3,120	$9,981	$14,253

The following provides a rollforward of troubled debt restructurings for the six month periods ending June 30,2013 and June 30, 2012.

Table 14

	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Troubled Debt Restructuring Rollforward:
Balance at January 1, 2012	$—	$11,692	$11,692
Principal repayments / advances	—	(2,512)	(2,512)
Charge-offs, net	—	(2,288)	(2,288)
New modifications	—	7,926	7,926
Balance at June 30, 2012	$—	$14,818	$14,818

Balance at January 1, 2013	$3,838	$4,659	$8,497
Principal repayments / advances	(18)	(1,071)	(1,089)
Charge-offs, net	(174)	(906)	(1,080)
New modifications	2,472	184	2,656
Transfers	(3,443)	—	(3,443)
Balance at June 30, 2013	$2,675	$2,866	$5,541

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

The ratio of allowance for loan losses to total loans was 1.63% at June 30, 2013, as compared to 2.17% at December 31, 2012 and 2.64% at June 30, 2012.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over the past two to four years adjusted for qualitative factors affecting loan portfolio collectability as described above. Management also looks at risk ratings of loans and computes a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “special mention”, “substandard”, “doubtful” and “loss”. Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above. Loans segregated by risk rating categories watch, special mention or substandard are evaluated for trends in volume and severity.

For the first six months of 2013, no provision for loan losses was required in order for the Company to maintain the allowance for loan losses at a level necessary to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2013. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $1.5 million, or 7.5%, of the $20.2 million allowance for loan losses at June 30, 2013, relates to loans with specific allowance allocations. This compares to a specific reserve of $2.7 million, or 10.6%, of the total allowance for loan losses at December 31, 2012. This decrease was primarily the result of a $0.8 million charge-off during first quarter 2013 of a loan with a specific reserve in that amount at December 31, 2012.

The general component of the allowance for loan losses as a percent of loans that are not impaired, net of unearned discount, was 1.51% at June 30, 2013, as compared to 1.94% at December 31, 2012 and 2.47% at June 30, 2012. The decrease in the general component of the allowance as a percentage of performing loans was generally due to an improvement in local economic conditions, less remaining risk in our portfolio, declines in watch loans, and declines in net charge-offs, partially offset by the growth in loans. Net charge-offs for the previous four quarters as a percentage of average loans was .47% at June 30, 2013, as compared to 1.18% at June 30, 2012.

Management continues to monitor the allowance for loan losses closely and will adjust the allowance when necessary, based on its analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 15

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Balance, beginning of period	$25,142	$34,661
Loan charge-offs:
Commercial and residential real estate	5,343	2,524
Construction	235	122
Commercial	776	5,331
Consumer	15	55
Other	150	401
Total loan charge-offs	6,519	8,433

Recoveries:
Commercial and residential real estate	1,028	359
Construction	437	1,158
Commercial	26	17
Consumer	18	25
Other	86	20
Total loan recoveries	1,595	1,579
Net loan charge-offs	4,924	6,854
Provision for loan losses	—	1,500
Balance, end of period	$20,218	$29,307

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at June 30, 2013 and December 31, 2012 was as follows:

Table 16

	June 30,	December 31,
	2013	2012	Increase	Percent
	(In thousands)
Securities available for sale:
State and municipal	$58,083	$65,244	$(7,161)	(11.0)%
Mortgage-backed - agency / residential	279,619	264,283	15,336	5.8%
Mortgage-backed - private / residential	634	720	(86)	(11.9)%
Asset-backed	23,665	20,511	3,154	15.4%
Marketable equity	1,535	1,535	—	—%
Trust preferred	34,197	32,840	1,357	4.1%
Corporate	34,485	28,249	6,236	22.1%
Total securities available for sale	$432,218	$413,382	$18,836	4.6%

Securities held to maturity:
State and municipal	19,278	12,627	6,651	52.7%
Mortgage-backed - agency / residential	15,494	18,656	(3,162)	(16.9)%
Total securities held to maturity	$34,772	$31,283	$3,489	11.2%

The carrying value of our available for sale investment securities at June 30, 2013 was $432.2 million, compared to the December 31, 2012 carrying value of $413.4 million. At June 30, 2013, the effective duration of the investment securities portfolio was approximately 6.0 years. Year-to-date purchase activity in our available for sale investment portfolio has been a combination of U.S. government sponsored agency mortgage-backed securities, other asset-backed securities, municipal bonds, trust preferred securities and corporate bonds. The year-to-date purchase activity in our held-to-maturity investment portfolio consisted mostly of rated municipal bonds.

Fair values for municipal securities are generally determined by matrix pricing, which is a mathematical technique widely used in the banking industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Characteristics utilized by matrix pricing include insurer, credit support, state of issuance, and bond rating. These factors are used to incorporate additional spreads and municipal curves. A separate curve structure is used for bank-qualified municipal bonds versus general market municipals. For the bank-qualified municipal bonds, active quotes are obtained when available.

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

Two municipal bond issuances were priced using significant unobservable inputs as of June 30, 2013. The first revenue bond has a par value of $35.8 million and repayment is based on cash flows from a local hospital. Management reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. At June 30, 2013, primarily as a result of the recent increase in comparable market interest rates, management determined that this hospital bond reflected an unrealized loss of approximately $0.5 million. The second revenue bond had a book value of $4.5 million and repayment is based on operating income from a senior living facility. Management purchased this bond in November 2011, after performing a thorough credit review. The bond had an unrealized gain of approximately $0.1 million based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments.

At June 30, 2013, there were 127 individual securities in an unrealized loss position, consisting of seven individual securities that have been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 120 securities in an unrealized loss position and has determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At June 30, 2013, the Company did not intend to sell any of the 127 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value.

At June 30, 2013 and December 31, 2012, we held $18.0 million and $14.3 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in the above table (Table 16). Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. Management reviews the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 17

	At June 30, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Noninterest bearing deposits	$505,782	34.90%	$564,215	38.78%
Interest-bearing demand and NOW	332,541	22.95%	285,679	19.64%
Money market	319,957	22.08%	312,724	21.50%
Savings	105,853	7.30%	100,704	6.92%
Time	185,118	12.77%	191,434	13.16%
Total deposits	$1,449,251	100.00%	$1,454,756	100.00%

Deposits, other than time deposits, decreased by $5.5 million at June 30, 2013 as compared to December 31, 2012, and increased by $70.3 million as compared to June 30, 2012. The increase in non-maturing deposits over the last twelve months was mostly due to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percent of total deposits declined to approximately 34.9% at June 30, 2013, as compared to 38.8% at December 31, 2012. The decline in noninterest bearing deposits was primarily due to several of our commercial customers redeploying excess funds into their business operations, as expected. Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances declined $6.3 million as compared to December 31, 2012 and represent 12.8% of total deposits at June 30, 2013. The majority of the time deposit balance represents deposits of local customers, with only $20.6 million representing brokered deposits, as compared to $16.1 million at December 31, 2012 and $0.1 million at June 30, 2012. Management monitors time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

During the second quarter 2013, securities sold under agreement to repurchase decreased $42.1 million from March 31, 2013 and increased $11.9 million from June 30, 2012 to $24.9 million at June 30, 2013. The decrease from the first quarter 2013 was primarily related to a single depositor whose balance was re-deployed into the depositor’s operations during the second quarter 2013, as expected.

Borrowings and Subordinated Debentures

At June 30, 2013, our outstanding borrowings were $167.9 million as compared to $110.2 million at December 31, 2012. At June 30, 2013, the Company’s borrowings consisted of $110.2 million in FHLB term borrowings and $57.7 million in FHLB line of credit advances. The total commitment, including balances outstanding, for borrowings at the FHLB for the term notes and line of credit at June 30, 2013 and December 31, 2012 was $358.1 million and $317.0 million, respectively.

The term borrowings at June 30, 2013 consisted of five separate fixed-rate term notes with the FHLB at our Bank level, with remaining maturities ranging from 4 to 55 months and interest rates that range from 2.52% to 4.43%. The weighted-average rate on the FHLB term notes was 2.97% at June 30, 2013. Four of the five notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the advance without penalty. The interest rate on the line of credit varies with the federal funds rate, and was 0.18% at June 30, 2013.

Under an advance, pledge, and security agreement with the FHLB, the Bank has additional borrowing capacity of approximately $190.2 million at June 30, 2013, which can be utilized for term or line of credit advances, or a combination of both.

During the first quarter 2013, the CenBank Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Trust II issuance of $5.2 million with a fixed rate of 10.2% were redeemed by the Company with an aggregate pre-payment penalty of approximately $0.6 million.

At June 30, 2013, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.11%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issue if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008, and continues to be callable quarterly. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty since April 15, 2009, and continues to be callable quarterly. Management did not call any of these securities on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recent joint rule from the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and had issued all of our trust preferred securities prior to May 19, 2010, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

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

For regulatory purposes, the Company maintains capital above the minimum core standards. The Company actively monitors its regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under the regulations adopted by the federal regulatory authorities, a bank is well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2013, the Bank’s capital ratios are well above the regulatory capital threshold of “well-capitalized”.

The Company is evaluating the impact of the final Basel III capital rules issued recently by the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. Based on management’s initial review, we expect to exceed all capital requirements under the new rules. We will continue to evaluate and monitor our capital ratios under the new rules prior to the initial implementation date of January 1, 2015.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 18

	Ratio at June 30, 2013	Ratio at December 31, 2012	Ratio at June 30, 2012	Minimum Capital Requirement	Minimum Requirement for “Well-Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	14.96%	16.27%	16.50%	8.00%	N/A
Guaranty Bank and Trust Company	14.37%	15.52%	15.67%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.71%	15.02%	15.24%	4.00%	N/A
Guaranty Bank and Trust Company	13.12%	14.26%	14.41%	4.00%	6.00%

Leverage Ratio
Consolidated	11.46%	11.93%	12.55%	4.00%	N/A
Guaranty Bank and Trust Company	10.97%	11.35%	11.84%	4.00%	5.00%

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

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. On May 7, 2013 the Company announced that the Board of Directors declared a cash dividend of 2.5 cents per share, paid on May 31, 2013 to stockholders of record on May 28, 2013.

The Company’s ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for a substantial portion of our revenues. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the Company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the Company.

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. At June 30, 2013, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 19

	June 30, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit:
Variable	$277,509	$268,703
Fixed	43,994	52,176
Total commitments to extend credit	$321,503	$320,879

Standby letters of credit	$11,261	$14,315

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using existing liquidity sources.

The Bank’s primary sources of liquidity are its liquid assets. At June 30, 2013, the Company had $30.6 million of cash and cash equivalents, including $23.8 million of interest-bearing deposits at banks (most of which were held at the Federal Reserve Bank of Kansas City) and $5.0 million in short-term time deposits due from banks that could be used for the Bank’s immediate liquidity needs. Further, the Company had $12.8 million of excess pledging related to customer accounts that require collateral at June 30, 2013 and $219.1 million of unencumbered securities that are available for pledging.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service (“CDARS”), discount window borrowings from the Federal Reserve, and our lines of credit with FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At June 30, 2013, the Bank had approximately $190.2 million of availability on its FHLB line, $65.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $1.8 million of availability with the Federal Reserve discount window.

At June 30, 2013, the Bank had $20.6 million of brokered deposits, $16.0 million that will mature in the third quarter 2017 and $4.6 million that will mature in the second quarter 2018. The Bank continues to evaluate new brokered deposits as a source of low-cost, longer-term funding.

The holding company relies primarily on cash flow from the Bank as a primary source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our Board of Directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. As discussed in the “Capital Resources” section above, various banking laws applicable to the Bank limit the payment of dividends by the Bank to the Company.

As of June 30, 2013, the holding company had approximately $4.9 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2015.

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

The following table shows the net interest income increase or decrease over the next twelve months as of June 30, 2013 and 2012:

Table 20

MARKET RISK:

	Annualized Net Interest Income
	June 30, 2013	June 30, 2012
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$1,882	$8,549
200	1,034	5,735
100	327	3,138
Static	—	—
(100)	(2,392)	(3,655)
(200)	(4,236)	(3,710)
(300)	(4,067)	(3,297)

Overall, the Company believes it is asset sensitive. At June 30, 2013, the Company is positioned to have a short-term favorable interest income impact in an immediate 300 basis point, 200 basis point or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books. The sensitivity in our variable rate loan portfolio is partially mitigated by loan floors, or minimum rates. As rates rise, the loan rate may continue to be at the minimum rate. Management also anticipates that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but to a lesser degree than overnight fund rates. In addition to net interest income modeling, management also monitors the impact an instantaneous change in interest rates would have on the economic value of equity. Management anticipates a reduction in the economic value of equity in a raising rate environment as the reduction in the value of fixed rate earning assets would outweigh the increase in value of our low cost deposits.

In a falling rate environment, the Company is projected to have a decrease in net interest income in a 100, 200 or 300 basis point falling rate environment. This is consistent with the expected asset sensitivity of the Company. Because it is not possible for many of the Company’s deposit rates to fall 100 to 300 basis points due to most deposit rates already being below 100 basis points at June 30, 2013, the loss of gross interest income in a falling rate environment is expected to exceed the reduction in interest expense in a falling rate environment. Management believes that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee at a rate between 0 and 25 basis points. The prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. The Company’s interest rate risk modeling has an assumption that prime would continue to be set at a rate of 300 basis points over the target federal funds rate, therefore, a 200 basis point decline in overall rates would only have between a 0 and 25 basis point decline in both federal funds and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. U.S. Treasuries, LIBOR, etc.) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to prime, federal funds or LIBOR, therefore, a further decrease in rates would not have a substantial impact on loan yields.

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

In the ordinary course of our business, we are party to legal actions at various points of the legal process, including appeals. Although the ultimate outcome and amount of liability, if any, including associated costs to defend, of these legal actions cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, and discussions with our legal counsel, it is not probable that the outcome of current legal actions will result in a material liability. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         None.

(b)         None.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our voting common stock during the second quarter 2013. These purchases relate to the net settlement by employees related to vested, restricted stock awards. The Company does not have any existing publicly announced repurchase plans or programs.

	Total shares	Average Price
	Purchased (1)	Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	249	13.35
June 1 to June 30	—	—
	249	$13.35

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.   Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

3.3	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (filed herewith).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File*
101.SCH	XBRL Interactive Data File*
101.CAL	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

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

Dated: July 31, 2013	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)