Form 10-K/A
period 2012-12-31
Guaranty Bancorp
filed 2013-08-23
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”; “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one):

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

As of February 11, 2013, there were 20,363,866 shares of the registrant’s voting common stock outstanding, including 527,917 shares of unvested stock grants, and 1,019,000 shares of the registrant’s non-voting common stock outstanding. The share amounts presented above reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K/A are included  in the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

EXPLANATORY NOTE

Guaranty Bancorp is filing this Amendment No. 1 to its Annual Report Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission (the “SEC”), on February 14, 2013 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received from SEC staff by letter dated July 5, 2013 to revise the Original Filing to include the auditor attestation report on internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002 and to revise Management’s Report on Internal Control over Financial Reporting to reflect the receipt of such auditor attestation. The Company was a Smaller Reporting Company for 2012 subject to scaled disclosures afforded to small reporting companies. Item 10(e) of Regulation S-K provides that when a reporting company determines that, as of the last business day of its second fiscal quarter, it is not a smaller reporting company, it “must reflect this determination in the information it provides in its quarterly report on Form 10-Q for the first fiscal quarter of the next year.” However, the SEC Division of Corporation Finance interpretations provide that the auditor attestation report under 404(b) is required in the fiscal year in which its public float exceeded $75 million at the end of its second fiscal quarter. Thus, the smaller issuer exception under Section 404(c) of the Sarbanes-Oxley Act of 2002 was not applicable for 2012.

In Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”   we expanded our discussion of troubled debt restructurings (“TDRs”) to include a rollforward of TDRs in Table 15 as well as additional detail on charge-offs and the allowance for loan losses allocated to TDRs in Table 14 per comments received from the SEC staff by letter dated July 5, 2013.

We have also evaluated events that occurred subsequent to the Original Filing that may require additional disclosure. The early redemption of the Company’s high-cost, fixed-rate trust preferred securities and related subordinated debentures in the first quarter 2013, the declaration and payment of  quarterly cash dividends in May and August 2013 and the Company’s reverse stock split on May 20, 2013 are detailed in Item 8, “Financial Statements and Supplementary Data”, Footnote 24 — Subsequent Events. As a result of the Company’s reverse split on May 20, 2013, all share and per share amounts presented in this 10-K/A reflect this 1-for-5 reverse stock split.

In addition, new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the revisions discussed above.

GUARANTY BANCORP

ANNUAL REPORT ON FORM 10-K/A

PART I

Forward-Looking Statements and Factors That Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K/A that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “could”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our voting common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “GBNK”. In addition to our voting commons stock, we have 1,019,000 shares of non-voting common stock outstanding on a post split basis. There is no established public trading market for our non-voting common stock. The table below sets forth the high and low sales prices per share of our voting common stock as reported by Nasdaq for each quarter in the preceding two fiscal years.

	Sales Prices(1)
	High	Low	Close
Year/Quarter:
2012
Fourth quarter	$10.35	$8.15	$9.75
Third quarter	11.15	9.15	10.10
Second quarter	11.00	9.00	10.45
First quarter	9.95	7.20	9.95
2011
Fourth quarter	$7.40	$5.90	$7.35
Third quarter	7.05	5.15	6.00
Second quarter	7.55	6.30	6.75
First quarter	8.10	6.00	6.45

(1)         All share prices reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

On February 11, 2013, the closing price of our voting common stock on Nasdaq was $10.10 per share on a post split basis. As of that date, we believe, based on the records of our transfer agent, that there were approximately 214 record holders of our voting common stock and one record holder of our non-voting common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2012:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)

Equity compensation plans approved by security holders	Amended & Restated 2005 Stock Incentive Plan(1)	—	(2)(5)	—	1,087,087	(3)(4)(5)
Equity compensation plans not approved by security holders	None	—		—	—

		—		—	1,087,087

1)	The Amended & Restated 2005 Stock Incentive Plan (the “Incentive Plan”) was approved by the stockholders of the Company at our 2010 Annual Meeting of Stockholders.
2)	Does not include the 339,359 voting shares of unvested stock grants outstanding as of December 31, 2012.
3)

The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 1,700,000 shares. The number of securities remaining available for future issuance has been reduced by 612,913 shares, which represents the number of vested shares and the number of unvested shares of service and performance stock awards outstanding at December 31, 2012.

4)

All of the 1,087,087 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

5)	All share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

	Total Shares Purchased (1)(2)	Average Price Paid per Share(2)
October 1 to October 31, 2012	235	$9.45
November 1 to November 30, 2012	3,450	8.66
December 1 to December 31, 2012	—	—
	3,685	$8.72

(1)                     These shares relate to the net settlement by employees related to vested, restricted stock awards.

(2)                     All share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

RESULTS OF OPERATIONS

The following table presents certain key aspects of our performance.

Table 1

	Year Ended December 31,			Change - Favorable (Unfavorable)
	2012	2011	2010	2012 v 2011	2011 v 2010
	(Dollars in thousands, except per share data)
Results of Operations:
Interest income	$69,565	$74,313	$87,937	$(4,748)	$(13,624)
Interest expense	9,154	14,419	23,582	5,265	9,163
Net interest income	60,411	59,894	64,355	517	(4,461)
Provision (credit) for loan losses	(2,000)	5,000	34,400	7,000	29,400
Net interest income after provision for loan losses	62,411	54,894	29,955	7,517	24,939
Noninterest income	13,591	13,945	8,102	(354)	5,843
Noninterest expense	64,114	62,487	75,686	(1,627)	13,199
Income (loss) before income taxes	11,888	6,352	(37,629)	5,536	43,981
Income tax benefit	(3,171)	—	(6,290)	3,171	(6,290)
Net income (loss)	$15,059	$6,352	$(31,339)	$8,707	$37,691

Net income (loss) applicable to common stockholders	$15,059	$(13,454)	$(36,963)	$28,513	$23,509

Common Share Data:
Basic income (loss) per common share(2)	$0.72	$(1.04)	$(3.58)	$1.76	$2.54
Diluted income (loss) per common share(2)	$0.72	$(1.04)	$(3.58)	$1.76	$2.54

Average common shares outstanding(2)	20,786,802	12,988,346	10,334,256	7,798,456	2,654,090
Diluted average common shares outstanding(2)	20,878,251	12,988,346	10,334,256	7,884,905	2,654,090

Average equity to average assets	10.25%	9.37%	9.57%	9.39%	(2.09)%
Return on average equity	8.40%	3.83%	(16.44)%	N/M	N/M
Return on average assets	0.86%	0.36%	(1.57)%	N/M	N/M

N/M=not meaningful

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 v 2011	2011 v 2010
Selected Balance Sheet Ratios:
Total risk based capital to risk weighted assets	16.27%	16.33%	14.99%	(0.37)%	8.94%
Leverage ratio	11.93%	12.12%	6.25%	(1.57)%	93.9%
Loans, net of unearned discount to deposits	79.65%	83.59%	82.37%	(4.71)%	1.48%
Allowance for loan losses to loans, net of unearned discount	2.17%	3.16%	3.91%	(31.33)%	(19.18)%
Allowance for loan losses to nonperforming loans	180.67%	129.30%	60.64%	39.73%	113.23%
Classified assets to allowance and Tier 1 capital(1)	25.16%	36.14%	74.19%	(30.38)%	(51.29)%
Non-performing loans to loans, net of unearned discount	1.20%	2.44%	7.53%	(50.82)%	(67.60)%
Noninterest-bearing deposits to total deposits	38.78%	34.29%	25.60%	13.09%	33.95%
Time deposits to total deposits	13.16%	15.53%	32.39%	(15.26)%	(52.05)%

(1)                            Based on Bank only Tier 1 capital

(2)                            All share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

2012 Compared to 2011

The Company’s net income for 2012 improved by $8.7 million, or 137.1%, to $15.1 million compared to $6.4 million for the year ended December 31, 2011. Earnings per basic and diluted common share improved to $0.72 for the year ended December 31, 2012 as compared to a loss per basic and diluted common share of $1.04 from the prior year. The prior year loss per common share calculation included a non-cash adjustment of approximately $19.8 million, or $1.52 per basic and diluted common share, related to three quarters of paid-in-kind preferred stock dividends and the mandatory accelerated conversion of the Company’s Series A Convertible Preferred Stock into common stock in September 2011. Share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

2011 Compared to 2010

The Company’s net income for 2011 was $6.4 million, compared to a loss of $31.3 million for the same period in 2010. The earnings per share calculation for 2011 included a non-cash adjustment of approximately $19.8 million, or $1.52 loss per basic and diluted common share, related to the regular quarterly paid-in-kind dividends on the Company’s Series A Convertible Preferred Stock of $4.6 million, the special paid-in-kind dividend on the Series A Convertible Preferred Stock of $4.8 million and the accelerated conversion of the Series A Convertible Preferred Stock into common stock of $10.4 million. After giving effect to the preferred stock dividends and mandatory accelerated conversion of preferred stock, the loss per basic and diluted common share was $1.04 for 2011, compared to a loss per basic and diluted common share in 2010 of $3.58. Included in the basic and diluted common share computation for 2010 are $5.6 million in preferred stock dividends paid in the form of additional shares of Series A Convertible Preferred Stock. Share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split. The net income before income taxes was $6.4 million in 2011 compared to a loss of $37.6 million in 2010, an increase in net income before income tax of $44.0 million. The primary causes for the improvement in net income before income tax in 2011 as compared to 2010 were a $29.4 million reduction in provision for loan losses, resulting from reduced levels of nonperforming and classified loans during 2011; a $13.2 million decrease in noninterest expense, primarily attributable to a decrease in expenses related to other real estate owned; an increase in noninterest income of  $5.8 million due to higher net gains on sales of investments, as well as an other-than-temporary impairment (“OTTI”)

loss recognized in 2010. These improvements were partially offset by a $4.5 million decrease in net interest income due mostly to a reduced level of earnings assets in 2011.

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

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 12

	December 31,
	2012	2011
	(Dollars in thousands)

Nonperforming Assets:
Nonaccrual loans, not restructured	$9,033	$15,109
Nonperforming troubled debt restructurings	4,659	11,692
Accruing loans past due 90 days or more	224	6
Total nonperforming loans	$13,916	$26,807
Other real estate owned and foreclosed assets	19,580	29,027
Total nonperforming assets	$33,496	$55,834

Impaired Loans:
Nonperforming loans	$13,916	$26,807
Performing troubled debt restructurings	3,838	—
Allocated allowance for loan losses	(2,654)	(3,490)
Net investment in impaired loans	$15,100	$23,317

Impaired loans with a valuation allowance	$9,948	$10,598
Impaired loans without a valuation allowance	7,806	16,209
Total impaired loans	$17,754	$26,807
Valuation allowance related to impaired loans	$2,654	$3,490
Valuation allowance as a percent of impaired loans	14.9%	13.0%

Nonaccrual loans to loans, net of unearned discount	1.18%	2.44%
Nonperforming assets to total assets	1.78%	3.30%
Allowance for loan losses to nonperforming loans	180.67%	129.30%

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

The following table presents our nonperforming assets (including loans held for sale) at the dates indicated:

Table 13

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Nonaccrual loans, not restructured	$9,033	$15,109	$63,716	$69,446	$60,354
Nonperforming troubled debt restructurings	4,659	11,692	24,788	—	—
Accruing loans past due 90 days or more	224	6	3,317	123	228

Total nonperforming loans (NPLs)	13,916	26,807	91,821	69,569	60,582
Other real estate owned and foreclosed assets	19,580	29,027	22,898	37,192	484

Total nonperforming assets (NPAs)	$33,496	$55,834	$114,719	$106,761	$61,066

Performing troubled debt restructurings	$3,838	$—	$—	$—	$—

Selected ratios:
NPLs to loans, net of unearned discount	1.20%	2.44%	7.53%	4.55%	3.31%
NPAs to total assets	1.78%	3.30%	6.13%	5.02%	2.90%

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

The following table provides the allowance for loan losses allocated to troubled debt restructurings and net charge-offs on troubled debt restructurings for the years ending December 31, 2012 and December 31, 2011.

Table 14

Troubled Debt Restructurings (TDRs):	December 31, 2012	December 31, 2011
	(In thousands)
Performing TDRs	$3,838	$—
Allocated allowance for loan losses on performing TDRs	(12)	—
Net investment in performing TDRs	$3,826	$—

Nonperforming TDRs	$4,659	$11,692
Allocated allowance for loan losses on nonperforming TDRs	(1,539)	(1,466)
Net investment in nonperforming TDRs	$3,120	$10,226

Net charge-offs on TDRs	$2,200	$4,563

The following table provides a rollforward of troubled debt restructurings for the years ending December 31, 2012 and December 31, 2011.

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at December 31, 2010	$—	$24,788	$24,788
Principal repayments / advances	—	(18,509)	(18,509)
Charge-offs, net	—	(4,563)	(4,563)
New modifications	—	9,976	9,976
Balance at December 31, 2011	$—	$11,692	$11,692
Principal repayments / advances	$—	$(9,849)	$(9,849)
Charge-offs, net	—	(2,200)	(2,200)
New modifications	—	8,854	8,854
Transfers	3,838	(3,838)	—
Balance at December 31, 2012	$3,838	$4,659	$8,497

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

Table 16

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

Table 17

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

Table 18

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

The following table shows the maturities of investment securities at December 31, 2012, December 31, 2011, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 19

	At December 31, 2012
			After One Year but		After Five Years but
	Within One Year		within Five Years		within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
State and municipal	$917	5.87%	$13,595	7.08%	$2,268	6.65%	$48,464	7.00%
Mortgage backed securities — agency/residential	—	0.00%	—	0.00%	14,900	1.65%	249,383	2.29%
Mortgage backed securities — private/residential	—	0.00%	—	0.00%	—	0.00%	720	2.83%
Asset backed	—	0.00%	—	0.00%	—	0.00%	20,511	1.92%
Marketable equity	—	0.00%	1,535	2.09%	—	0.00%	—	0.00%
Trust preferred	—	0.00%	—	0.00%	—	0.00%	32,840	3.88%
Corporate	—	0.00%	7,695	2.76%	20,554	4.01%	—	0.00%

Total securities available for sale	$917	5.87%	$22,825	5.29%	$37,722	3.24%	$351,918	3.00%

Securities held to maturity:
State and municipal	$—	0.00%	$1,439	4.26%	$2,657	5.56%	$8,531	3.94%
Mortgage backed securities — agency/residential	—	0.00%	—	0.00%	—	0.00%	18,656	3.43%
Total securities held to maturity	$—	0.00%	$1,439	4.26%	$2,657	5.56%	$27,187	3.59%

	At December 31, 2011
			After One Year but		After Five Years but
	Within One Year		within Five Years		within Ten Years		After Ten Years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in thousands)
Securities available for sale:
State and municipal	$1,919	6.85%	$12,955	6.80%	$2,423	7.29%	$35,593	7.52%
Mortgage backed securities — agency/residential	—	0.00%	—	0.00%	11,174	1.98%	253,856	2.60%
Mortgage backed securities — private/residential	—	0.00%	—	0.00%	—	0.00%	752	2.79%
Marketable equity	—	0.00%	1,519	0.88%	—	0.00%	—	0.00%
Trust preferred	—	0.00%	—	0.00%	—	0.00%	32,961	8.21%

Total securities available for sale	$1,919	6.85%	$14,474	6.18%	$13,597	2.88%	$323,162	3.85%

Securities held to maturity:
Mortgage backed securities — agency/residential	$—	0.00%	$—	0.00%	$—	0.00%	$18,424	3.78%

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

Table 20

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

Table 21

	At December 31,
	2012	2011
	(In thousands)
Due in three months or less	$17,845	$22,806
Due in over three months through six months	19,875	19,575
Due in over six months through twelve months	30,058	35,682
Due in over twelve months	24,846	18,382
Totals	$92,624	$96,445

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated.

Table 22

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

Table 23

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

The following table shows the net interest income increase or decrease over the next twelve months as of December 31, 2012 and 2011:

Table 24

MARKET RISK:

	Annualized Net Interest Income
	December 31, 2012	December 31, 2011
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$9,332	$8,966
200	6,124	5,978
100	3,109	3,299
Static	—	—
(100)	(3,945)	(2,699)
(200)	(4,342)	(2,738)
(300)	N/M	N/M

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

As of December 31, 2012, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission — 1992 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011, included in this Annual Report on Form 10-K/A, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Paul W. Taylor	/s/ Christopher G. Treece
Paul W. Taylor	Christopher G. Treece
President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Secretary

August 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission — 1992 (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission — 1992 (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

August 23, 2013

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$163,217	$109,225
Time deposits with banks	8,000	—

Securities available for sale, at fair value	413,382	353,152
Securities held to maturity (fair value of $32,290 and $19,250 at December 31, 2012 and December 31, 2011)	31,283	18,424
Bank stocks, at cost	14,262	14,565
Total investments	458,927	386,141

Loans, net of unearned discount	1,158,749	1,098,140
Less allowance for loan losses	(25,142)	(34,661)
Net loans	1,133,607	1,063,479

Premises and equipment, net	46,918	53,851
Other real estate owned and foreclosed assets, net	19,580	29,027
Other intangible assets, net	9,348	9,963
Securities sold, not yet settled	5,878	—
Other assets	41,463	37,982
Total assets	$1,886,938	$1,689,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$564,215	$450,451
Interest-bearing demand and NOW	285,679	289,987
Money market	312,724	277,997
Savings	100,704	91,260
Time	191,434	204,091
Total deposits	1,454,756	1,313,786

Repurchase agreements and federal funds purchased	67,040	16,617
Borrowings	110,163	110,177
Subordinated debentures	41,239	41,239
Securities purchased, not yet settled	16,943	20,800
Interest payable and other liabilities	8,597	16,038
Total liabilities	1,698,738	1,518,657

Commitments and contingent liabilities (See Note 15)

Stockholders’ equity:
Common stock (1) (2)	23	23
Additional paid-in capital - common stock (2)	705,366	704,675
Accumulated deficit	(417,957)	(433,016)
Accumulated other comprehensive income	3,165	1,683
Treasury stock, at cost, 2,194,003 and 2,189,103 shares, respectively(2)	(102,397)	(102,354)
Total stockholders’ equity	188,200	171,011
Total liabilities and stockholders’ equity	$1,886,938	$1,689,668

(1)         Common stock—$0.001 par value; 30,000,000 shares authorized; 23,363,524 shares issued and 21,169,521 shares outstanding at December 31, 2012 (includes 339,359 shares of unvested restricted stock); 23,276,428 shares issued and 21,087,324 shares outstanding at December 31, 2011 (includes 309,258 shares of unvested restricted stock).(2)

(2) All share and per share amounts reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$57,326	$59,985
Investment securities:
Taxable	8,746	11,277
Tax-exempt	2,558	2,066
Dividends	631	653
Federal funds sold and other	304	332
Total interest income	69,565	74,313
Interest expense:
Deposits	2,878	6,746
Securities sold under agreement to repurchase and federal funds purchased	67	74
Borrowings	3,327	4,727
Subordinated debentures	2,882	2,872
Total interest expense	9,154	14,419
Net interest income	60,411	59,894
Provision (credit) for loan losses	(2,000)	5,000
Net interest income, after provision for loan losses	62,411	54,894
Noninterest income:
Customer service and other fees	9,909	9,413
Gain on sale of securities	2,527	3,703
Gain on sale of SBA loans	203	—
Other	952	829
Total noninterest income	13,591	13,945
Noninterest expense:
Salaries and employee benefits	26,769	26,059
Occupancy expense	7,253	7,513
Furniture and equipment	3,143	3,508
Amortization of intangible assets	3,138	4,091
Other real estate owned, net	4,370	1,559
Insurance and assessments	3,137	4,053
Professional fees	4,089	3,528
Prepayment penalty on long term debt	—	2,672
Impairment of long-lived assets	2,750	—
Other general and administrative	9,465	9,504
Total noninterest expense	64,114	62,487
Income before income taxes	11,888	6,352
Income tax benefit	(3,171)	—
Net income	$15,059	$6,352

Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in net unrealized gains	$3,048	$6,198
Less: reclassification adjustments for net gains included in net income	(1,566)	(2,295)
Other comprehensive income	1,482	3,903
Total comprehensive income	$16,541	$10,255

Net income (loss) applicable to common stockholders	$15,059	$(13,454)

Earnings (loss) per common share—basic(1):	$0.72	$(1.04)
Earnings (loss) per common share—diluted(1):	0.72	(1.04)

Weighted average common shares outstanding-basic(1)	20,786,806	12,988,346
Weighted average common shares outstanding-diluted(1)	20,878,251	12,988,346

(1) All share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2012 and 2011

	Preferred Shares Outstanding	Preferred Stock	Common Stock shares Outstanding and to be issued(1)	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
			(Dollars in thousands)
Balance, January 1, 2011	66,025	$64,818	10,705,990	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Net income	—	—	—	—	—	—	6,352	—	6,352
Other comprehensive income	—	—	—	—	—	—	—	3,903	3,903
Stock compensation awards, net of forfeitures	—	—	14,022	—	—	—	—	—	—
Earned stock award compensation, net	—	—		593	—	—	—	—	593
Repurchase of common stock	—	—	(13,089)	—	—	(92)	—	—	(92)
Deferred compensation	—	—	—	—	(237)	237	—	—	—
Preferred share dividends	11,828	19,778	—	—	—	—	(19,806)	—	(28)
Conversion of preferred stock	(77,853)	(84,596)	10,380,401	84,596	—	—	—	—	—
Balance, December 31, 2011	—	—	21,087,324	704,698	—	(102,354)	(433,016)	1,683	171,011
Net income	—	—	—	—	—	—	15,059	—	15,059
Other comprehensive income	—	—	—	—	—	—	—	1,482	1,482
Stock compensation awards, net of forfeitures	—	—	87,098	—	—	—	—	—	—
Earned stock award compensation, net	—	—	—	691	—	—	—	—	691
Repurchase of common stock	—	—	(4,901)	—	—	(43)	—	—	(43)
Balance, December 31, 2012	—	$—	21,169,521	$705,389	$—	$(102,397)	$(417,957)	$3,165	$188,200

(1)All share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

All share amounts presented in this section reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

(p) Company-Owned Life Insurance

The Company has life insurance policies on certain key executives and former key executives. At December 31, 2012 and 2011, the carrying value of the company-owned life insurance policies was

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The earnings (loss) per common share has been computed based on the following:

	Year Ended December 31,
	2012	2011
Average common shares outstanding(2)	20,786,802	12,988,346
Effect of dilutive unvested stock grants(1) (2)	91,449	—
Average shares outstanding for calculated diluted earnings per common share(2)	20,878,251	12,988,346

(1) The impact of unvested stock grants of 339,359 at December 31, 2012 had a dilutive impact of 91,449 shares in the diluted earnings per share calculation. The impact of unvested stock grants of 309,258 at December 31, 2011 were antidilutive due to the net loss attributable to common shareholders for the period.

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
2012
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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the gross amounts of core deposit intangible and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		December 31,	December 31,
	Useful life	2012	2011
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(56,046)	(53,012)
Core deposit intangible assets, net		$6,929	$9,963
Customer relationship intangible asset	10 years	$2,524	$—
Customer relationship intangible asset accumulated amortization		(105)	—
Customer relationship intangible asset, net		$2,419	$—

Total other intangible assets, net		$9,348	$9,963

Amortization expense for the years ended December 31, 2012 and 2011 was $3,138,000 and $4,091,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Fiscal year ending:	Total
2013	$2,818
2014	2,349
2015	1,668
2016	645
2017	481
Thereafter	1,387
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

In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10,000,000, 10.6% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of 10.6% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures is distributed to the holders of the TruPs. Distributions payable on the TruPs are recorded as interest expense in the consolidated statements of income. These Debentures are unsecured, rank junior and are subordinate in right of payment to all senior debt of the Company. The TruPs are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the Debentures. The Debentures were called on March 7, 2013 at a price equal to 104.24% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date. Upon redemption, the Company incurred a prepayment penalty of approximately $425,000.

In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5,000,000 10.2% Cumulative Trust Preferred Securities (“TruPs”), which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of 10.2% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor.  Interest paid on the Debentures is distributed to the holders of the TruPs. Terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures were called on February 22, 2013 at a price equal to 104.08% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date. Upon redemption, the Company incurred a prepayment penalty of approximately $204,000.

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

The Incentive Plan authorized grants of stock-based compensation awards of up to 1,700,000 shares of authorized Company voting common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2012 and 2011, there were 339,359 and 309,258 shares of unvested stock granted (net of forfeitures), with 1,087,087 and 1,174,184 shares available for grant under the Incentive Plan, respectively.

Of the 339,359 unvested shares on December 31, 2012, approximately 244,000 shares are expected to vest. At December 31, 2012, there were 146,492 shares of restricted stock outstanding with a performance condition. We expect that 71,673 of the total performance awards of 146,492 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to shares granted to various key employees. The grant dates of these shares range from February 2011 through November 2012. The performance shares are contingent upon the meeting of certain return on asset and income-related performance measures. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, income-related performance measures) is determined when the metric’s actual performance falls within an established range of the performance target. Management expects that the targeted performance goals will be met with respect to certain performance-based shares, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

All share amounts presented in this section reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

A summary of the status of unearned stock awards and the change during the year is presented in the table below:

	Shares(1)	Weighted Average Fair Value on Award Date(1)

Unearned at December 31, 2011	309,258	$15.10
Awarded	169,587	8.40
Forfeited	(82,489)	38.05
Vested	(56,997)	8.05
Unearned at December 31, 2012	339,359	$7.40

(1) Share amounts for all periods presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

A summary of the Company’s awards for the years ended December 31, 2012 and 2011 is presented in the table below:

	Year Ended December 31,
	2012	2011

Number of shares granted(1)	169,587	264,316
Weighted-average grant-date fair value(1)	$8.40	$6.50
Number of shares that vested(1)	56,997	58,401
Fair value of shares vested	$527,302	$411,640
Tax benefit realized	$200,427	$156,464

(1) Share amounts for all periods presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at December 31, 2012
State and municipal	$—	$15,355	$49,889	$65,244
Mortgage-backed securities — agency/residential	—	264,283	—	264,283
Mortgage-backed securities — private/residential	—	720	—	720
Asset-backed securities	—	20,511	—	20,511
Marketable equity	—	1,535	—	1,535
Trust preferred	—	32,840	—	32,840
Corporate	—	28,249	—	28,249
Assets/Liabilities at December 31, 2011
State and municipal	$—	$2,554	$50,336	$52,890
Mortgage-backed securities — agency/residential	—	265,030	—	265,030
Mortgage-backed securities — private/residential	—	752	—	752
Marketable equity	—	1,519	—	1,519
Trust preferred	—	32,961	—	32,961

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77,853,000 (carrying value of $76,646,000), were converted into approximately 10,380,400 shares of the Company’s common stock on a post split basis, including approximately 2,540,600 shares on a post split basis resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15,243,000. The aggregate of the $15,243,000 non-cash adjustment and $4,557,000 in scheduled preferred PIK dividends paid during 2011 was $19,800,000, representing the difference between net income and net income applicable to common shareholders.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22)  Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets

(Parent Company Only)

December 31, 2012 and 2011

	2012	2011
	(In thousands)
ASSETS
Cash	$7,989	$18,031
Investment in subsidiaries	216,907	200,931
Other assets	6,238	1,868
Total assets	$231,134	$220,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Subordinated debentures	$41,239	$41,239
Other liabilities	1,695	8,580
Total liabilities	42,934	49,819
Stockholders’ equity:
Common stock (1)	23	23
Common stock - additional paid-in capital (1)	705,366	704,675
Accumulated deficit	(417,957)	(433,016)
Accumulated other comprehensive income	3,165	1,683
Treasury stock	(102,397)	(102,354)
Total stockholders’ equity	188,200	171,011
Total liabilities and stockholders’ equity	$231,134	$220,830

(1) Reflects the Company’s May 20, 2013 1-for-5 reverse stock split.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flows

(Parent Company Only)

Years ended December 31, 2012 and 2011

	Years ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$15,059	$6,352
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	6	7
Equity based compensation	223	212
Net change in:
Other assets	(4,376)	642
Other liabilities	(6,886)	2,663
Equity in income of consolidated subsidiaries	(14,025)	(10,254)
Net cash used by operating activities	(9,999)	(378)

Cash flow from investing activities:
Investments in subsidiaries	—	—
Net cash used by investing activities	—	—
Cash flows from financing activities:
Repurchase of common stock	(43)	(92)
Dividends paid	—	(28)
Net cash used by financing activities	(43)	(120)
Net change in cash and cash equivalents	(10,042)	(498)
Cash and cash equivalents, beginning of year	18,031	18,529
Cash and cash equivalents, end of year	$7,989	$18,031

(23)    Quarterly Results of Operations (Unaudited)

2012 Quarterly Results of Operations

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Amounts in thousands, except share data)

Interest income	$17,376	$16,791	$17,706	$17,692
Interest expense	2,159	2,280	2,323	2,392
Net interest income	15,217	14,511	15,383	15,300
Provision (credit) for loan losses	(3,500)	—	500	1,000
Net interest income after provision for loan losses	18,717	14,511	14,883	14,300
Noninterest income	3,766	3,815	2,911	3,099
Noninterest expense	17,922	14,194	17,516	14,482
Income before income taxes	4,561	4,132	278	2,917
Income tax expense (benefit)	1,441	1,302	(5,914)	—
Net income	$3,120	$2,830	$6,192	$2,917

Income per common share - basic and diluted(1)	$0.15	$0.14	$0.30	$0.14

(1) Share amounts for all periods presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

property, which was subsequently sold in January 2013. Due to continued improvement in overall credit metrics, the Company recorded a credit provision for loan losses in the fourth quarter 2012 of $3,500,000.

2011 Quarterly Results of Operations

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Amounts in thousands, except share data)

Interest income	$17,804	$18,503	$18,663	$19,343
Interest expense	2,479	3,391	3,916	4,633
Net interest income	15,325	15,112	14,747	14,710
Provision for loan losses	1,000	1,000	1,000	2,000
Net interest income after provision for loan losses	14,325	14,112	13,747	12,710
Noninterest income	2,800	5,529	2,336	3,280
Noninterest expense	14,849	17,488	14,674	15,476
Income before income taxes	2,276	2,153	1,409	514
Income tax expense	—	—	—	—
Net income	$2,276	$2,153	$1,409	$514

Net income (loss) attributable to common stockholders	$2,276	$(14,649)	$(109)	$(972)

Income (loss) per common share - basic and diluted(1)	$0.11	$(1.41)	$(0.01)	$(0.09)

(1) Share amounts for all periods presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

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

(24)             Subsequent Events

During the first quarter 2013, the CenBank Trust I issuance of $10,310,000 with a fixed rate of 10.6% and the CenBank Trust II issuance of $5,155,000 with a fixed rate of 10.2% were redeemed by the Company with an aggregate pre-payment penalty of approximately $629,000.

On May 20, 2013, the Company effected a reverse stock split at a ratio of one-for-five on voting and non-voting shares of its common stock. On May 31, 2013, the Company paid its first cash dividend of $0.025 per common share to stockholders of record as of May 28, 2013. On August 13, 2013, the Company declared a cash dividend of $0.025 per common share to stockholders of record as of August 26, 2013 to be paid on August 30, 2013.

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

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K/A.

Attestation Report of the Independent Registered Public Accounting Firm.  Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2012 and 2011, included in this Annual Report on Form 10-K/A and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders filed with the SEC on April 1, 2013. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K/A under “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders filed with the SEC on April 1, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K/A. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders filed with the SEC on April 1, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders filed with the SEC on April 1, 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2013 Annual Meeting of Stockholders filed with the SEC on April 1, 2013.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The consolidated financial statements of Guaranty Bancorp and its subsidiaries and independent auditors’ reports are included in Part II (Item 8) of this Form 10-K/A.

2. Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K/A:

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

10.6†	Guaranty Bancorp Change in Control Severance Plan, amended and restated as of December 31, 2012 (incorporated by reference from Registrant’s Form 10-K filed on February 14, 2013)

Exhibit Number	Description of Exhibit
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

11.1

Statement re: Computation of Per Share Earnings (See Note 2(t) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A)

21.1	Subsidiaries of the Registrant (incorporated by reference from Registrant’s Form 10-K filed on February 14, 2013)

23.1	Consent of Crowe Horwath LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Section 302 Certifications (filed herewith)

32.1	Section 906 Certifications (filed herewith)

101.INS	XBRL Interactive Data File*

101.SCH	XBRL Interactive Data File*

101.CAL	XBRL Interactive Data File*

101.LAB	XBRL Interactive Data File*

101.PRE	XBRL Interactive Data File*

101.DEF	XBRL Interactive Data File*

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

Date:  August 23, 2013

GUARANTY BANCORP

	By:	/s/ Christopher G. Treece
Name:	Christopher G. Treece
Title:	Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears on our Form 10-K filed February 14, 2013 constitutes and appoints Paul W. Taylor and Christopher G. Treece, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K/A and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.