Form 10-Q
period 2013-09-30
Guaranty Bancorp
filed 2013-10-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, there were 21,390,163 shares of the registrant’s common stock outstanding, consisting of 20,371,163 shares of voting common stock, of which 515,149 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$33,465	$163,217
Time deposits with banks	—	8,000
Securities available for sale, at fair value	422,421	413,382
Securities held to maturity (fair value of $32,267 and $32,290 at September 30, 2013 and December 31, 2012)	33,385	31,283
Bank stocks, at cost	15,451	14,262
Total investments	471,257	458,927

Loans, net of unearned loan fees	1,293,252	1,158,749
Less allowance for loan losses	(20,450)	(25,142)
Net loans	1,272,802	1,133,607

Premises and equipment, net	45,846	46,918
Other real estate owned and foreclosed assets	6,211	19,580
Other intangible assets, net	7,232	9,348
Securities sold, not yet settled	—	5,878
Bank-owned life insurance	31,156	15,564
Other assets	28,222	25,899
Total assets	$1,896,191	$1,886,938

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$525,330	$564,215
Interest-bearing demand and NOW	351,380	285,679
Money market	313,585	312,724
Savings	108,242	100,704
Time	183,978	191,434
Total deposits	1,482,515	1,454,756

Securities sold under agreement to repurchase and federal funds purchased	29,139	67,040
Borrowings	162,701	110,163
Subordinated debentures	25,774	41,239
Securities purchased, not yet settled	—	16,943
Interest payable and other liabilities	7,794	8,597
Total liabilities	1,707,923	1,698,738

Stockholders’ equity:
Common stock (1)(2)	24	23
Additional paid-in capital - common stock	706,435	705,366
Accumulated deficit	(409,060)	(417,957)
Accumulated other comprehensive income (loss)	(6,665)	3,165
Treasury stock, at cost, 2,200,771 and 2,194,003 shares, respectively(2)	(102,466)	(102,397)
Total stockholders’ equity	188,268	188,200
Total liabilities and stockholders’ equity	$1,896,191	$1,886,938

(1)         Common stock—$0.001 par value; 30,000,000 shares authorized; 23,591,183 shares issued and 21,390,412 shares outstanding at September 30, 2013 (includes 515,816 shares of unvested restricted stock); 23,363,524 shares issued and 21,169,521 shares outstanding at December 31, 2012 (includes 339,359 shares of unvested restricted stock).

(2)         Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,487	$14,030	$42,673	$43,023
Investment securities:
Taxable	2,408	1,860	6,995	6,619
Tax-exempt	719	632	2,298	1,867
Dividends	169	164	495	475
Federal funds sold and other	6	105	107	205
Total interest income	17,789	16,791	52,568	52,189
Interest expense:
Deposits	630	697	1,880	2,185
Securities sold under agreement to repurchase and federal funds purchased	10	21	39	45
Borrowings	883	837	2,550	2,491
Subordinated debentures	204	725	920	2,274
Total interest expense	1,727	2,280	5,389	6,995
Net interest income	16,062	14,511	47,179	45,194
Provision for loan losses	142	—	142	1,500
Net interest income, after provision for loan losses	15,920	14,511	47,037	43,694
Noninterest income:
Customer service and other fees	3,038	2,616	8,676	7,269
Gain on sale of securities	20	746	74	1,710
Gain on sale of SBA loans	207	203	630	203
Other	399	250	945	643
Total noninterest income	3,664	3,815	10,325	9,825
Noninterest expense:
Salaries and employee benefits	7,242	6,466	21,896	19,937
Occupancy expense	1,572	1,712	4,782	5,703
Furniture and equipment	709	779	2,215	2,383
Amortization of intangible assets	703	803	2,116	2,326
Other real estate owned, net	(200)	348	(123)	1,161
Insurance and assessments	629	771	1,878	2,460
Professional fees	886	1,062	2,650	2,546
Prepayment penalty on subordinated debentures	—	—	629	—
Impairment of long-lived assets	—	—	—	2,750
Other general and administrative	2,395	2,253	6,964	6,926
Total noninterest expense	13,936	14,194	43,007	46,192
Income before income taxes	5,648	4,132	14,355	7,327
Income tax expense (benefit)	1,797	1,302	4,414	(4,612)
Net income	$3,851	$2,830	$9,941	$11,939

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in net unrealized gains (losses)	$(657)	$2,406	$(9,968)	$2,654
Less: Reclassification adjustments for net losses (gains) included in net income	(12)	(462)	(46)	(1,060)
Unrealized gains (losses) on derivatives:
Change in net unrealized gains (losses)	(87)	—	184	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	1	—	—	—
Other comprehensive income (loss)	(755)	1,944	(9,830)	1,594
Total comprehensive income	$3,096	$4,774	$111	$13,533

Earnings per common share—basic(1):	$0.18	$0.14	$0.48	$0.57
Earnings per common share—diluted(1):	0.18	0.14	0.47	0.57
Dividends declared per common share(1):	0.03	—	0.05	—

Weighted average common shares outstanding-basic(1):	20,873,601	20,787,967	20,861,175	20,783,149
Weighted average common shares outstanding-diluted(1):	20,981,555	20,873,343	20,954,687	20,876,931

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding and to be Issued (1)	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2012	21,087,324	$704,698	$(102,354)	$(433,016)	$1,683	$171,011
Net income	—	—	—	11,939	—	11,939
Other comprehensive income	—	—	—	—	1,594	1,594
Stock compensation awards, net of forfeitures	165,220	—	—	—	—	—
Earned stock award compensation, net	—	540	—	—	—	540
Repurchase of common stock	(1,214)	—	(11)	—	—	(11)
Balance, September 30, 2012	21,251,330	$705,238	$(102,365)	$(421,077)	$3,277	$185,073

Balance, January 1, 2013	21,169,521	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	—	—	—	9,941	—	9,941
Other comprehensive loss	—	—	—	—	(9,830)	(9,830)
Stock compensation awards, net of forfeitures	227,659	—	—	—	—	—
Earned stock award compensation, net	—	1,070	—	—	—	1,070
Repurchase of common stock	(6,768)	—	(69)	—	—	(69)
Dividends paid	—	—	—	(1,044)	—	(1,044)
Balance, September 30, 2013	21,390,412	$706,459	$(102,466)	$(409,060)	$(6,665)	$188,268

(1)                   Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$9,941	$11,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,688	4,541
Provision for loan losses	142	1,500
Impairment of long-lived assets	—	2,750
Stock compensation, net	1,070	540
Gain on sale of securities	(74)	(1,710)
Gain on sale of SBA loans	(630)	(203)
Prepayment penalty on subordinated debentures	629	—
Loss (gain) on sale of other assets	—	(57)
Proceeds from the sale of loans originated with intent to sell	3,614	2,024
Loss (gain), net and valuation adjustments on real estate owned	(461)	1,220
Other	(392)	(503)
Net change in:
Other assets	3,847	(6,155)
Interest payable and other liabilities	(814)	(9,825)
Net cash from operating activities	20,560	6,061
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	64,318	131,773
Purchases	(102,211)	(194,393)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	7,556	3,648
Purchases	(10,735)	(10,460)
Loan originations net of principal collections	(138,769)	(33,460)
Redemption (purchase) of time deposits with banks	8,000	(20,000)
Cash outlays related to acquisitions	—	(1,368)
Proceeds from sale of other assets	—	1,225
Purchase of bank-owned life insurance contracts	(15,000)	—
Proceeds from sales of other real estate owned and foreclosed assets	8,454	7,370
Proceeds from sale of SBA loans transferred to held for sale	3,386	211
Additions to premises and equipment	(500)	(414)
Net cash from investing activities	(175,501)	(115,868)
Cash flows from financing activities:
Net change in deposits	27,759	81,310
Net change in short-term borrowings	52,550	—
Repayment of borrowings	(12)	(11)
Redemption of subordinated debentures	(16,094)	—
Stockholder dividends	(1,044)	—
Net change in repurchase agreements and federal funds purchased	(37,901)	67,117
Repurchase of common stock	(69)	(11)
Net cash from financing activities	25,189	148,405
Net change in cash and cash equivalents	(129,752)	38,598
Cash and cash equivalents, beginning of period	163,217	109,225
Cash and cash equivalents, end of period	$33,465	$147,823

Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	$8,576	$—

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)                  Organization, Operations and Basis of Presentation

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

The Company’s principal business is to serve as a holding company for its bank subsidiary, Guaranty Bank and Trust Company, referred to as the “Bank”.

References to “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis. References to the “Bank” refer to Guaranty Bank and Trust Company, the Company’s wholly owned bank subsidiary.

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including jumbo mortgages), Small Business Administration guaranteed loans (“SBA”) and consumer loans. The Bank and its wholly owned subsidiary, Private Capital Management, LLC (“PCM”) provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. The ability of customers to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

(a)             Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and prevailing practices within the financial services industry. All material intercompany balances and transactions have been eliminated in consolidation. The Company’s financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. Subsequent events have been evaluated through the date of financial statements issuance.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2012.

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets and long-lived assets, stock compensation expense and other real estate owned (“OREO”). Assumptions and factors used in these estimates are evaluated on an annual basis and whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of such evaluation could result in adjustments to our estimates.

(c)                  Time Deposits with Banks

The Company may invest in short term, fully insured time deposits with other banks through the Certificate of Deposit Account Registry Service

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Accounting for loans is performed consistently across all portfolio segments and classes.

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

The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days past due unless the loan is well secured and in process of collection. The time at which a loan enters past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful.

The interest on a nonaccrual loan is accounted for using the cash-basis method, until the loan qualifies for a return to the accrual basis method, and any payments received on a nonaccrual loan are applied first to the principal balance of the loan. A loans is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments are reasonably assured.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount of each item represents our total exposure to loss with respect to the item, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

The Company recognizes a liability in relation to these commitments that is intended to represent the estimated future losses on the commitments. In calculating the amount of this liability, we consider the amount of our off-balance sheet commitments, estimated utilization factors and loan specific risk factors. The Company’s liability for unfunded commitments is calculated quarterly with the balance included under “other liabilities” in the consolidated balance sheet.

(e)                  Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred loan losses and is reported as a reduction of outstanding loan balances.

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include management’s historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance for loan losses at a level that it deems appropriate to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

Loans deemed to be uncollectible are charged off and deducted from the allowance. The Company’s loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan-by-loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on real estate-dependent loans. Charge-offs on smaller balance unsecured homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

The allowance consists of both a specific and a general component. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the facts and circumstances pertinent suggest that such evaluation is necessary. Factors considered by management in determining impairment include the loan’s payment status and the probability of collecting scheduled principal and interest payments when they become due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original underlying loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral-dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with its accounting policy for the allowance for loan losses.

The general component of the allowance covers all other loans not identified as impaired and is determined by calculating losses recognized by portfolio segment over the preceding four years and adjusted to reflect current factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. Risk factors impacting loans in each of these portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The actual loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of “substandard” and “watch” loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors, loan growth dynamics and management’s evaluation of the impact of local and national economic conditions on each of the Company’s loan types.

(f)                        Other Real Estate Owned and Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If the asset’s fair value declines subsequent to the assets’ acquisition, a valuation allowance is recorded through expense. Operating revenues and expenses of these assets and reductions in the fair value of the assets are included in noninterest expense. Gains and losses on their disposition are also included in noninterest expense.

(g)                     Other Intangible Assets

Intangible assets acquired in a business combination are amortized over their estimated useful lives to their estimated residual values and evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary.

Core deposit intangible assets, referred to as CDI assets are recognized at the time of their acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, management considers variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, ranging from seven years to 15 years.

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing such valuations, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible asset is amortized to expense over its useful life, which has been estimated at ten years.

(h)                     Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, and finite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell.

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At September 30, 2013, one of these properties remained held for sale.

(i)                        Derivative Instruments

The Company records all derivatives on its consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

(j)                        Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. At September 30, 2013, the Company has only granted stock awards. The Company recognizes stock compensation cost for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award (as determined by quoted market prices). Stock compensation expense recognized reflects estimated forfeitures and is adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on service periods from one to four years, and stock awards that vest based on certain performance conditions. The maximum contractual term for these performance-based stock awards is December 31, 2015. At September 30, 2013, certain performance-based stock awards were expected to vest prior to the end of their contractual term, while approximately 74,819 shares were not expected to vest prior to the end of their respective contractual terms, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(k)                     Income Taxes

Income tax expense is the total of the current year’s income tax payable or refundable and the increase or decrease in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred tax asset will not be realized. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At September 30, 2013 and December 31, 2012, the Company had a net deferred tax asset of $16,873,000 and $14,990,000, respectively, which includes the net unrealized gain (loss) on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of September 30, 2013 it is “more likely than not” that the net deferred tax asset will be fully realized. There was no valuation allowance as of September 30, 2013.

At September 30, 2013 and December 31, 2012, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2008 except to the extent of the amount of the 2009 carryback claim for a refund filed in 2010 with respect to 2004 through 2006. At September 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2013 and December 31, 2012, the Company did not have any amounts accrued for interest and/or penalties.

(l)                        Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. When there is a loss, generally there is no difference between basic and diluted loss per common shares as any potential additional common shares are typically anti-dilutive as they decrease the loss per common share. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition. Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Average common shares outstanding(1)	20,873,601	20,787,967	20,861,175	20,783,149
Effect of dilutive unvested stock grants (1)(2)	107,954	85,376	93,512	93,782
Average shares outstanding for calculated diluted earnings per common share	20,981,555	20,873,343	20,954,687	20,876,931

(1)Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

(2)The impact of unvested stock grants representing 515,816 shares at September 30, 2013 had a dilutive impact of 107,954 and 93,512 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2013, respectively. The impact of unvested stock grants representing 462,917 shares at September 30, 2012 had a dilutive impact of 85,376 and 93,782 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2012, respectively.

(m)             Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI and into net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. At September 30, 2013, the impact of this update on the Company’s disclosures was not material.

Newly Issued but not yet Effective Accounting Standards:

In July of 2013 the FASB issued an accounting standards update to reduce the diversity in the accounting practice with respect to the presentation of unrecognized tax benefits when net operating loss or credit carryforwards are present.  The provisions of this update require the separate presentation of tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. For public companies, the amendments of the update become effective for fiscal years, and interim periods within those years, beginning subsequent to December 15, 2013.  We expect that the only impact of the update will be for the Company to provide additional disclosure surrounding its recorded net operating loss and credit carryforwards.

(n)                     Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents. Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

(2)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows at the dates presented:

	September 30, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$55,336	$104	$(2,040)	$57,272
Mortgage-backed - agency / residential	267,552	1,783	(6,844)	272,613
Mortgage-backed - private / residential	629	4	—	625
Asset-backed	22,936	—	(1,793)	24,729
Marketable equity	1,535	—	—	1,535
Trust preferred	32,350	302	(2,646)	34,694
Corporate	42,083	322	(241)	42,002
Total securities available for sale	$422,421	$2,515	$(13,564)	$433,470

	December 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Securities available for sale:
State and municipal	$65,244	$519	$(116)	$64,841
Mortgage-backed - agency / residential	264,283	4,342	(411)	260,352
Mortgage-backed - private / residential	720	—	(5)	725
Asset-backed	20,511	147	(7)	20,371
Marketable equity	1,535	—	—	1,535
Trust preferred	32,840	794	(594)	32,640
Corporate	28,249	528	(91)	27,812
Total securities available for sale	$413,382	$6,330	$(1,224)	$408,276

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
State and municipal	$19,249	$1	$(1,441)	$17,809
Mortgage-backed - agency / residential	14,136	393	(71)	14,458
	$33,385	$394	$(1,512)	$32,267

December 31, 2012:
State and municipal	$12,627	$83	$(44)	$12,666
Mortgage-backed - agency / residential	18,656	968	—	19,624
	$31,283	$1,051	$(44)	$32,290

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds	$2,900	$32,364	$10,400	$62,994
Gross gains	20	746	74	1,777
Gross losses	—	—	—	(67)
Net tax expense related to gains (losses) on sale	8	284	28	650

The amortized cost and estimated fair value of available for sale securities by contractual maturity at September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Available for Sale (AFS)
	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Due in one year or less	$600	$605
Due after one year through five years	17,813	18,033
Due after five years through ten years	29,846	29,711
Due after ten years	110,439	104,356
Total AFS, excluding MBS and marketable equity securities	158,698	152,705
Mortgage-backed and marketable equity securities	274,772	269,716
Total securities available for sale	$433,470	$422,421

	Held to Maturity (HTM)
	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
Due after one year through five years	$1,428	$1,430
Due after five years through ten years	3,259	3,182
Due after ten years	14,562	13,197
Total HTM, excluding MBS	19,249	17,809
Mortgage-backed - agency / residential	14,136	14,458
Total securities held to maturity	$33,385	$32,267

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2013 and December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$50,546	$(2,040)	$—	$—	$50,546	$(2,040)
Mortgage-backed - agency / residential	173,301	(6,704)	12,710	(140)	186,011	(6,844)
Mortgage-backed - private / residential	—	—	—	—	—	—
Asset-backed	22,936	(1,793)	—	—	22,936	(1,793)
Trust preferred	14,842	(846)	8,200	(1,800)	23,042	(2,646)
Corporate	18,744	(241)	—	—	18,744	(241)

Held to maturity:
State and municipal	16,379	(1,441)	—	—	16,379	(1,441)
Mortgage-backed - agency / residential	5,518	(71)	—	—	5,518	(71)
Total temporarily impaired	$302,266	$(13,136)	$20,910	$(1,940)	$323,176	$(15,076)

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$5,732	$(116)	$—	$—	$5,732	$(116)
Mortgage-backed - agency / residential	38,419	(353)	6,038	(58)	44,457	(411)
Mortgage-backed - private / residential	—	—	720	(5)	720	(5)
Asset-backed	5,174	(7)	—	—	5,174	(7)
Trust preferred	1,594	(21)	9,427	(573)	11,021	(594)
Corporate	4,944	(91)	—	—	4,944	(91)

Held to maturity:
State and municipal	4,124	(44)	—	—	4,124	(44)
Total temporarily impaired	$59,987	$(632)	$16,185	$(636)	$76,172	$(1,268)

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (1) the length of time for which and the extent to which the security’s fair value has been less than cost, (2) the financial condition and near-term prospects of the security’s issuer, (3) whether the decline in the security’s value was affected by macroeconomic conditions, and (4) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovering its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time.

During the fourth quarter 2010, the Company recognized an OTTI of $3,500,000. During the first quarter 2013, the Company foreclosed on the real estate securing the bond on which the OTTI was recognized. At the time of the transfer, no additional impairment was recognized. There are no accumulated credit losses on any of the Company’s securities as of September 30, 2013.

At September 30, 2013, there were 123 individual securities in an unrealized loss position, including seven individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 116 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates. At September 30, 2013, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed annually in the fourth quarter. The review process considers a review of the securities’ issuers’ most recent financial statements, including the expected sufficiency of the issuers’ cash flows and timeliness of their interest payments. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At September 30, 2013, the Company’s unrated municipal bonds were approximately 8.7% of the carrying value of the Company’s entire municipal bond portfolio.

At September 30, 2013, a hospital revenue bond with a book value of $35,755,000 accounted for 19.0% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a deed of trust from the hospital, carries an interest rate of 4.75% and matures December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of September 30, 2013 was in a loss position.  Management determined that the estimated fair value of this bond as of December 31, 2012 approximated its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2012, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms.

Management concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, there has been no OTTI recognized on the securities in the Company’s investment portfolio during 2013.

(3)                  Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Commercial and residential real estate	$823,442	$737,537
Construction	82,711	72,842
Commercial	280,577	237,199
Agricultural	10,453	9,417
Consumer	60,876	63,095
SBA	32,454	37,207
Other	3,471	3,043
Total gross loans	1,293,984	1,160,340
Unearned loan fees	(732)	(1,591)
Loans, net of unearned loan fees	1,293,252	1,158,749
Less allowance for loan losses	(20,450)	(25,142)
Net loans	$1,272,802	$1,133,607

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$20,218	$29,307	$25,142	$34,661
Provision for loan losses	142	—	142	1,500
Loans charged-off	(110)	(1,067)	(6,629)	(9,500)
Recoveries on loans previously charged-off	200	357	1,795	1,936
Balance, end of period	$20,450	$28,597	$20,450	$28,597

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, and as a result, disclosures broken out by portfolio segment versus class may not be in agreement.

The following table provides detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the table also provides a rollforward by portfolio segment of the allowance for loan losses for the three and nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(5,670)	(27)	(932)	(6,629)
Recoveries	1,647	24	124	1,795
Provision (credit)	1,404	(69)	(1,193)	142
Balance as of September 30, 2013	$16,931	$4	$3,515	$20,450

Balance as of June 30, 2013	$17,095	$136	$2,987	$20,218
Charge-offs	(92)	(12)	(6)	(110)
Recoveries	182	6	12	200
Provision (credit)	(254)	(126)	522	142
Balance as of September 30, 2013	$16,931	$4	$3,515	$20,450

Balances at September 30, 2013:

Allowance for Loan Losses
Individually evaluated	$954	$—	$496	$1,450
Collectively evaluated	15,977	4	3,019	19,000
Total	$16,931	$4	$3,515	$20,450

Loans
Individually evaluated	$19,897	$—	$698	$20,595
Collectively evaluated	1,043,417	4,090	225,150	1,272,657
Total	$1,063,314	$4,090	$225,848	$1,293,252

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(3,666)	(71)	(5,763)	(9,500)
Recoveries	1,795	43	98	1,936
Provision (credit)	(4,535)	(23)	6,058	1,500
Balance as of September 30, 2012	$22,674	$85	$5,838	$28,597

Balance as of June 30, 2012	$23,547	$92	$5,668	$29,307
Charge-offs	(1,020)	(16)	(31)	(1,067)
Recoveries	278	18	61	357
Provision (credit)	(131)	(9)	140	—
Balance as of September 30, 2012	$22,674	$85	$5,838	$28,597

Balances at September 30, 2012:

Allowance for Loan Losses
Individually evaluated	$3,507	$—	$267	$3,774
Collectively evaluated	19,167	85	5,571	24,823
Total	$22,674	$85	$5,838	$28,597

Loans
Individually evaluated	$20,154	$7	$1,567	$21,728
Collectively evaluated	921,039	4,580	171,621	1,097,240
Total	$941,193	$4,587	$173,188	$1,118,968

Balances at December 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,656	$—	$998	$2,654
Collectively evaluated	17,894	76	4,518	22,488
Total	$19,550	$76	$5,516	$25,142

Loans
Individually evaluated	$16,223	$6	$1,525	$17,754
Collectively evaluated	953,429	4,419	183,147	1,140,995
Total	$969,652	$4,425	$184,672	$1,158,749

The following table provides additional detail with respect to impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As nearly all of the Company’s impaired loans at September 30, 2013 and December 31, 2012 were on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an immaterial amount of interest income on matured loans that are 90 days or more past due, but that are in the process of being renewed and thus are still accruing.

September 30, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$4,688	$5,519	$—	$5,728	$19
Construction	10,686	10,938	—	5,375	—
Commercial	121	144	—	289	—
Consumer	463	721	—	420	—
Other	287	645	—	723	—
Total	$16,245	$17,967	$—	$12,535	$19

Impaired loans with a related allowance:
Commercial and residential real estate	$2,502	3,142	441	5,998	53
Construction	—	—	—	2,735	—
Commercial	901	1,089	686	1,287	—
Consumer	240	263	82	534	—
Other	707	802	241	244	—
Total	$4,350	$5,296	$1,450	$10,798	$53

Total impaired loans:
Commercial and residential real estate	$7,190	8,661	441	11,726	72
Construction	10,686	10,938	—	8,110	—
Commercial	1,022	1,233	686	1,576	—
Consumer	703	984	82	954	—
Other	994	1,447	241	967	—
Total impaired loans	$20,595	$23,263	$1,450	$23,333	$72

December 31, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,897	$8,352	$—	$7,983	$188
Construction	—	—	—	104	—
Commercial	204	284	—	3,247	—
Consumer	616	668	—	1,136	—
Other	1,231	1,959	—	839	—
Total	$9,948	$11,263	$—	$13,309	$188

Impaired loans with a related allowance:
Commercial and residential real estate	4,199	5,000	831	7,121	18
Construction	—	—	—	—	—
Commercial	2,801	4,279	1,531	2,218	—
Consumer	716	978	232	545	—
Other	90	185	60	513	—
Total	$7,806	$10,442	$2,654	$10,397	$18

Total impaired loans:
Commercial and residential real estate	12,096	13,352	831	15,104	206
Construction	—	—	—	104	—
Commercial	3,005	4,563	1,531	5,465	—
Consumer	1,332	1,646	232	1,681	—
Other	1,321	2,144	60	1,352	—
Total impaired loans	$17,754	$21,705	$2,654	$23,706	$206

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $998,000 for the nine months ended September 30, 2013 and $1,029,000 for the nine months ended September 30, 2012.

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

September 30, 2013	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$502	$—	$4,690	$5,192	$822,976
Construction	—	—	10,686	10,686	82,664
Commercial	28	—	1,022	1,050	280,418
Consumer	496	—	703	1,199	60,842
Other	—	—	994	994	46,352
Total	$1,026	$—	$18,095	$19,121	$1,293,252

December 31, 2012	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans
	(In thousands)
Commercial and residential real estate	$832	$224	$8,034	$9,090	$736,524
Construction	—	—	—	—	72,742
Commercial	2,671	—	3,005	5,676	236,874
Consumer	140	—	1,332	1,472	63,009
Other	627	—	1,321	1,948	49,600
Total	$4,270	$224	$13,692	$18,186	$1,158,749

The Company categorizes loans into risk categories based on relevant information about the ability of a particular borrower to service its debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral, if any, pledged to secure the loan. Loans so classified have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be non-classified loans.

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

September 30, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands )
Non-classified	$812,540	$72,025	$278,807	$59,019	$43,815	$1,266,206
Substandard	10,902	10,686	1,770	1,857	2,563	27,778
Doubtful	—	—	—	—	—	—
Subtotal	823,442	82,711	280,577	60,876	46,378	1,293,984
Less: Unearned loan fees	(466)	(47)	(159)	(34)	(26)	(732)
Loans, net of unearned loan fees	$822,976	$82,664	$280,418	$60,842	$46,352	$1,293,252

December 31, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$709,281	$72,842	$232,751	$60,517	$46,720	$1,122,111
Substandard	28,256	—	4,448	2,578	2,947	38,229
Doubtful	—	—	—	—	—	—
Subtotal	737,537	72,842	237,199	63,095	49,667	1,160,340
Less: Unearned loan fees	(1,013)	(100)	(325)	(86)	(67)	(1,591)
Loans, net of unearned loan fees	$736,524	$72,742	$236,874	$63,009	$49,600	$1,158,749

The book balance of troubled debt restructurings at September 30, 2013 and December 31, 2012 was $7,059,000 and $8,497,000, respectively. Management has established approximately $985,000 and $1,551,000 in specific reserves with respect to these loans as of September 30, 2013 and December 31, 2012. As of both

September 30, 2013 and December 31, 2012, the Company had no material additional amounts committed on loans classified as troubled debt restructurings.

During the third quarter 2013, management made nine loan modifications with respect to outstanding troubled debt restructurings. The modifications involved the extension of maturity on seven nonaccrual loans and the forgiveness of debt on two nonaccrual loans which resulted in the recognition of charge-offs of approximately $90,000.

During the nine months ended September 30, 2013, management made 12 loan modifications, including the nine modifications discussed above, along with three additional troubled debt restructurings that included a reduction in interest rate, a payment restructure, and the forgiveness of debt.   In aggregate, as a result of these modifications, the Company recognized charge-offs of approximately $266,000.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and September 30, 2012 (in thousands):

Three Months Ended September 30, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and residential real estate	6	$2,239	$2,147
Construction	—	—	—
Commercial	2	299	299
Consumer	1	21	21
Other	—	—	—
Total	9	$2,559	$2,467

Nine Months Ended September 30, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and residential real estate	8	$4,711	$4,445
Construction	—	—	—
Commercial	3	483	483
Consumer	1	21	21
Other	—	—	—
Total	12	$5,215	$4,949

Three Months Ended September 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and residential real estate	2	$928	$928
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	2	$928	$928

Nine Months Ended September 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and residential real estate	8	$6,710	$5,494
Construction	—	—	—
Commercial	1	2,144	1,034
Consumer	—	—	—
Other	—	—	—
Total	9	$8,854	$6,528

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. A single default occurred on troubled debt restructurings during the nine months ended September 30, 2013, and as a result, a $133,000 charge-off was taken on the loan. There were no defaults on troubled debt restructurings during the three months ended September 30, 2013.

(4)               Other Real Estate Owned

Changes in the carrying amount of the Company’s OREO for the nine months ended September 30, 2013 and September 30, 2012 were as follows (in thousands):

Balance, January 1, 2012	$29,027
Additions to OREO	3,095
Dispositions of OREO	(7,370)
Net loss on sale and valuation adjustments	(1,220)
Balance, September 30, 2012	$23,532

Balance, January 1, 2013	$19,580
Additions to OREO	3,200
Dispositions of OREO	(17,030)
Net gain on sale and valuation adjustments	461
Balance, September 30, 2013	$6,211

Expenses related to foreclosed assets include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net (gain)/loss on sale and valuation adjustments	$(161)	$46	$(461)	$1,220
Operating expenses, net of rental (income)	(39)	302	338	(59)
Total expenses related to foreclosed assets	$(200)	$348	$(123)	$1,161

(5)               Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2013, the Company had intangible assets comprised of its core deposit intangible assets and a customer relationship intangible asset.

The following table presents the gross amounts of core deposit intangible assets and a customer relationship intangible asset and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful Life	2013	2012
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(57,973)	(56,046)
Core deposit intangible assets, net		$5,002	$6,929

Customer relationship intangible asset	10 years	2,524	2,524
Customer relationship intangible asset accumulated amortization		(294)	(105)
Customer relationship intangible asset, net		$2,230	$2,419

Total other intangible assets, net		$7,232	$9,348

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Amortization expense	$703	$803	$2,116	$2,326

(6)                  Borrowings

At September 30, 2013, the Company’s outstanding borrowings were $162,701,000 as compared to $110,163,000 at December 31, 2012. These borrowings at September 30, 2013 consisted of $110,151,000 of term notes and $52,550,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2012, outstanding borrowings consisted only of term borrowings with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $355,889,000 at September 30, 2013 and $316,996,000 at December 31, 2012. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $193,188,000 at September 30, 2013 and $206,833,000 at December 31, 2012.

The interest rate on the line of credit varies with the federal funds rate, and was 0.18% at September 30, 2013. The term notes have fixed interest rates that range from 2.52% to 4.43%, with a weighted average rate of 2.97%, and remaining maturities as of September 30, 2013 ranging from one to 52 months.

(7)                     Income Taxes

At September 30, 2013 the Company had net deferred tax assets of $16,873,000 compared to $14,990,000 at December 31, 2012. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which the temporary differences responsible for the deferred tax asset become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment regarding the realizability of deferred tax assets. Based upon the historical levels of taxable income and projections of future taxable income over the periods in which existing deferred tax assets, including net operating loss carryforwards, are expected to become deductible, management determined that the realization of the deferred tax asset was more likely-than-not and as a result, the Company has not recognized a valuation allowance. The Company recorded tax expense for the first nine months of 2013 of $4,414,000. The amount of deferred tax assets considered realizable, however, could be reduced in a subsequent quarter if unexpected losses are realized or if estimates of future taxable income are reduced.

(8)                     Subordinated Debentures and Trust Preferred Securities

At September 30, 2013, the Company’s outstanding subordinated debentures were $25,774,000 compared to $41,239,000 at December 31, 2012. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II. As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

The Company’s remaining subordinated debentures were issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (TruPS”). Generally and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

As of September 30, 2013, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

At September 30, 2013 the Company had accrued, unpaid interest on its subordinated debentures of approximately $204,000 compared to $707,000 at December 31, 2012.  Interest payable on subordinated debentures is included in interest payable and other liabilities, on the consolidated balance sheets. Under the terms of each indenture pursuant to which the respective subordinated debentures were issued, the Company has the ability to defer interest on the debentures for a period of up to 60 months as long as it is in compliance with all covenants of the respective indenture. Such a deferral is not an event of default under each indenture and interest on the debentures continues to accrue during the deferral period. No interest is being deferred at this time.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2013, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. Because the Company has less than $15 billion in total assets and issued all of its TruPS prior to May 19, 2010, the Company’s TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The following table summarizes the terms of each outstanding subordinated debenture issuance at September 30, 2013 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date

CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2014	Variable	LIBOR + 2.65%	2.92%	1/15/2014
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2014	Variable	LIBOR + 3.10%	3.37%	1/7/2014

*       Call date represents the earliest or next date the Company can call the debentures

(9)                    Commitments

The Company enters into credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit:
Variable	$279,729	$268,703
Fixed	42,981	52,176
Total commitments to extend credit	$322,710	$320,879

Standby letters of credit	$12,280	$14,315

At September 30, 2013, the rates on the fixed rate commitments to extend credit ranged from 2.36% to 7.25%.

A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used for loans are used to make such commitments, including obtaining collateral, if necessary, at exercise of the commitment.

A commitment to extend credit under an overdraft protection agreement is a commitment for a possible future extension of credit to an existing deposit customer. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. A majority of letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

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

Level 3 - Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers of financial instruments between levels within the fair value hierarchy are recognized on the date management determines that the underlying circumstances or assumptions have changed.

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where market values of similar securities are not available management utilizes a discounted cash flow model or other model requiring unobservable inputs to estimate fair value (Level 3 inputs). The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

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

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions management considers the fair value of impaired loans to be highly sensitive to changes in market conditions.

OREO is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraised value may be adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of OREO properties and because of the relationship between fair value and general economic conditions management considers the fair value of OREO to be highly sensitive to changes in market conditions.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at September 30, 2013
State and municipal securities	$—	$17,191	$38,145	$55,336
Mortgage-backed securities — agency / residential	—	267,552	—	267,552
Mortgage-backed securities — private / residential	—	629	—	629
Asset-backed securities	—	22,936	—	22,936
Marketable equity securities	—	1,535	—	1,535
Trust preferred securities	—	32,350	—	32,350
Corporate securities	—	42,083	—	42,083
Interest rate swaps - cash flow hedge	—	200	—	200

Assets/Liabilities at December 31, 2012
State and municipal securities	$—	$15,355	$49,889	$65,244
Mortgage-backed securities — agency / residential	—	264,283	—	264,283
Mortgage-backed securities — private / residential	—	720	—	720
Asset-backed securities	—	20,511	—	20,511
Marketable equity securities	—	1,535	—	1,535
Trust preferred securities	—	32,840	—	32,840
Corporate securities	—	28,249	—	28,249

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the nine months ended September 30, 2013. As discussed in footnote (2)” Securities”, the single municipal security for which an OTTI was recognized during the fourth quarter of 2010 was foreclosed upon during the first quarter 2013 and is now included as a Level 3 OREO property.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and September 30, 2012:

	State and Municipal Securities
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Beginning balance	$40,829	$49,889
Total unrealized gains (losses) included in:
Net income (loss)	21	84
Other comprehensive income (loss)	195	(614)
Purchases, sales, issuances and settlements, net	(2,900)	(11,214)
Transfers in and (out) of Level 3	—	—
Balance end of period	$38,145	$38,145

	State and Municipal Securities
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Beginning balance	$50,294	$50,336
Total unrealized gains (losses) included in:
Net income (loss)	—	—
Other comprehensive income (loss)	777	790
Purchases, sales, issuances and settlements, net	(55)	(110)
Transfers in and (out) of Level 3	—	—
Balance end of period	$51,016	$51,016

For the three and nine months ended September 30, 2013 and September 30, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark to market of securities designated as available for sale.  For the three and nine months ended September 30, 2013 and September 30, 2012 the amounts included in net income include gains recognized on the sale or call of level three municipal bonds in addition to the accretion of any discount

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at September 30, 2013 and December 31, 2012:

September 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$37,109	discounted cash flow	discount rate	4%-5%
State and municipal securities	1,036	matrix pricing	discount rate or yield	N/A*
Total	$38,145

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$48,025	discounted cash flow	discount rate	4%-5%
State and municipal securities	814	appraisal	adjustment to comparable sales	29%
State and municipal securities	1,050	matrix pricing	discount rate or yield	N/A*
Total	$49,889

* The Company relies on a third-party pricing service to value non-rated municipal securities. Because of the lack of credit ratings, management considers the relationship between rates on these securities and benchmarks rates to be unobservable. The unobservable adjustments used by the third-party pricing service were not readily available.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following tables present impaired loans measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012. The valuation methodology used to measure the fair value of these loans is described earlier in this Note.

September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Impaired loans:
Commercial and residential real estate	$—	$—	$2,291	$2,291
Commercial	—	—	215	215
Consumer	—	—	391	391
Other	—	—	667	667
Total impaired loans	$—	$—	$3,564	$3,564

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Impaired loans:
Commercial and residential real estate	$—	$—	$7,467	$7,467
Commercial	—	—	1,270	1,270
Consumer	—	—	484	484
Other	—	—	1,152	1,152
Total impaired loans	$—	$—	$10,373	$10,373

Impaired loans, which are generally measured for impairment using the fair value of collateral, had a carrying amount of $20,595,000 at September 30, 2013, after a partial charge-off of $1,226,000. In addition, these loans have a specific valuation allowance of $1,450,000 at September 30, 2013. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the Company’s recorded investment. Of the $20,595,000 impaired loan portfolio at September 30, 2013, $5,014,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $15,581,000 of impaired loans were carried at cost at September 30, 2013, as the fair value of the collateral on these loans exceeded the book value for each individual credit. During the nine months ended September 30, 2013, charge-offs and changes in specific valuation allowances on impaired loans carried at fair value resulted in an additional specific provision for loan losses of $3,631,000.

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

The following tables present quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012.

September 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$2,291	sales comparison	adjustment to comparable sales	5% - 15%
		discounted cash flow	discount rate	1%-2%
Commercial	215	discounted cash flow	discount rate	5% - 6%
Consumer	391	sales comparison	adjustment to comparable sales	10% - 20%
Other	667	sales comparison	adjustment to comparable sales	7% -12%
Total impaired loans	$3,564

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$7,467	income approach	capitalization rate	8% - 10%
		sales comparison	adjustment to comparable sales	8% - 25%
Commercial	1,270	discounted cash flow	discount rate	10%
Consumer	484	sales comparison	adjustment to comparable sales	19% - 26%
Other	1,152	sales comparison	adjustment to comparable sales	5% - 25%
		income approach	capitalization rate	10%
Total impaired loans	$10,373

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
September 30, 2013
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$2,578	$2,578
Land	—	—	3,633	3,633
Total other real estate owned and foreclosed assets	$—	$—	$6,211	$6,211

December 31, 2012
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$15,507	$15,507
Land	—	—	4,073	4,073
Total other real estate owned and foreclosed assets	$—	$—	$19,580	$19,580

OREO had a carrying amount of $6,211,000 at September 30, 2013, which is made up of an outstanding balance of $15,214,000, with a valuation allowance of $9,003,000. OREO write-downs and sales resulted in the valuation allowance decreasing by $95,000 in the third quarter 2013.

OREO had a carrying amount of $19,580,000 at December 31, 2012, which was made up of an outstanding balance of $36,012,000, with a valuation allowance of $16,432,000.

The following table presents quantitative information about Level 3 fair value measurements for OREO measured at fair value on a non-recurring basis as of September 30, 2013.

September 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$2,578	income approach	capitalization rate	8% - 12%
		contract negotiations	buyer’s offer	N/A*
		broker opinion	discount to broker opinion	10% - 20%
Land	3,633	sales comparison	adjustment to comparable sales	18% - 55%
Total other real estate owned and foreclosed assets	$6,211

* The Company evaluates offers made by buyers for OREO based on the economic facts and circumstances impacting each property. Purchase offers are not always based on observable market data and it is not always feasible to disclose an adjustment to these purchase offers to the recorded fair value of these properties.

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$15,507	income approach	capitalization rate	6% - 11%
		contract negotiations	adjustment to appraised value	34%
Land	4,073	sales comparison	adjustment to comparable sales	18% - 55%
Total other real estate owned and foreclosed assets	$19,580

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Fair Value Measurements at September 30, 2013:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,465	$33,465	$—	$—	$33,465
Securities available for sale	422,421	—	384,276	38,145	422,421
Securities held to maturity	33,385	—	32,267	—	32,267
Bank stocks	15,451	n/a	n/a	n/a	n/a
Loans, net	1,272,802	—	—	1,266,207	1,266,207
Accrued interest receivable	5,872	—	5,872	—	5,872
Interest rate swap - cash flow hedge	200	—	200	—	200

Financial liabilities:
Deposits	$1,482,515	$—	$1,481,179	$—	$1,481,179
Federal funds purchased and sold under agreements to repurchase	29,139	—	29,139	—	29,139
Short-term borrowings	52,550	—	52,550	—	52,550
Subordinated debentures	25,774	—	—	18,412	18,412
Long-term borrowings	110,151	—	118,176	—	118,176
Accrued interest payable	592	—	592	—	592

	Fair Value Measurements at December 31, 2012:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$163,217	$163,217	$—	$—	$163,217
Time deposits with banks	8,000	8,000	—	—	8,000
Securities available for sale	413,382	—	363,493	49,889	413,382
Securities held to maturity	31,283	—	32,290	—	32,290
Bank stocks	14,262	n/a	n/a	n/a	n/a
Loans, net	1,133,607	—	—	1,169,920	1,169,920
Accrued interest receivable	4,896	—	4,896	—	4,896

Financial liabilities:
Deposits	$1,454,756	$—	$1,454,452	$—	$1,454,452
Federal funds purchased and sold under agreements to repurchase	67,040	—	67,040	—	67,040
Subordinated debentures	41,239	—	—	33,848	33,848
Long-term borrowings	110,163	—	120,941	—	120,941
Accrued interest payable	1,126	—	1,126	—	1,126

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

The following methods and assumptions are used by the Company in estimating fair value disclosures for financial instruments:

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

(d) Deposits

The fair values of demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2013 and December 31, 2012.

	Balance	Fair Value
	Sheet Location	September 30, 2013	December 31, 2012
(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$200	$—
Liabilities:
Interest rate swaps	Other liabilities	$—	$—

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2013, the Company had one interest rate swap with a notional amount of $25,000,000 that was designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings. The swap is forward-starting and is not effective until June 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three and nine months ended September 30, 2013, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next twelve months, no amounts will be reclassified as an adjustment to interest expense related to interest rate swaps as the related borrowings which correspond to the hedge are anticipated to be entered into during June of 2015.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with another third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The impact of these customer interest rate swaps on the company’s financial statements was not material for any periods covered by this report.

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and nine months ended September 30, 2013 and 2012.

	Income	Three Months Ended		Nine Months Ended
Interest Rate Swaps with	Statement	September 30,		September 30,
Hedge Designation	Location	2013	2012	2013	2012
		(In thousands)
Gain or (loss) recognized in OCI on derivative	Not applicable	$(87)	$—	$184	$—
Gain or (loss) reclassified from accumulated OCI into income (ineffective portion)	Interest expense	(1)	—	—	—

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1,076,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

(12)   Stock-Based Compensation

Under the Company’s Incentive Plan, the Company’s Board of Directors may grant stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in the Incentive Plan. Stock-based compensation awards issuable under the Incentive Plan include the grant of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. The Incentive Plan provides that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

Prior to the vesting of stock awards that are subject to a service vesting condition, each grantee has the rights of a stockholder with respect to voting the shares of stock represented by the award. The grantee is not entitled to dividend rights with respect to the shares of stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the shares of stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance based vesting conditions, no other grants have been made under the Incentive Plan.

The Incentive Plan authorizes grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of September 30, 2013 and December 31, 2012, there were outstanding awards representing 515,816 and 339,359 shares of unvested stock (net of forfeitures), with 859,456 and 1,087,087 shares remaining available for grant under the Incentive Plan, respectively.

Of the 515,816 shares represented by unvested awards at September 30, 2013, approximately 416,000 shares are expected to vest. At September 30, 2013, there were 220,604 shares of restricted stock outstanding that were subject to a performance condition. Management expects that 145,785 of these 220,604 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees. The grant dates of these shares range from February 2011 through February 2013. These performance shares are contingent upon the meeting of certain return on asset and income-related performance measures. The specific number of performance-based shares expected to vest (those that are subject to return on asset and, in some cases, net income performance measures) is determined by actual performance in consideration of the established range of the performance target. Management expects that the targeted performance goals will be met with respect to the performance-based shares awarded in 2012 and 2013 and does not expect to reach the threshold performance criteria for the performance awards granted in 2011, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares (1)	Weighted Average Fair Value on Award Date (1)
Unearned at January 1, 2013	339,359	$7.40
Awarded	236,599	10.15
Forfeited	(8,886)	8.17
Vested	(51,256)	7.91
Unearned at September 30, 2013	515,816	$8.58

(1)         Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

The Company recognized $1,070,000 and $540,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2013 and September 30, 2012, respectively. The total income tax effect recognized on the consolidated balance sheet for share-based compensation arrangements was a $407,000 benefit for the nine months ended September 30, 2013. At September 30, 2013, compensation cost of $2,465,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.6 years. The fair value of awards that vested in the nine months ended September 30, 2013 was approximately $530,000.

(13)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at September 30, 2013	Ratio at December 31, 2012	Minimum Capital Requirement	Minimum Requirement for “Well- Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	14.94%	16.27%	8.00%	N/A
Guaranty Bank and Trust Company	14.40%	15.52%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.69%	15.02%	4.00%	N/A
Guaranty Bank and Trust Company	13.15%	14.26%	4.00%	6.00%

Leverage Ratio
Consolidated	11.50%	11.93%	4.00%	N/A
Guaranty Bank and Trust Company	11.05%	11.35%	4.00%	5.00%

(14)  Total Comprehensive Income

The following tables present the components of other comprehensive income (loss) and total comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$3,851	$2,830	$9,941	$11,939
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investment securities	(1,060)	3,882	(16,081)	4,282
Less: Reclassification adjustments for net losses (gains) included in net income	(20)	(746)	(74)	(1,710)
Change in net unrealized gains (losses) on derivative instruments	(140)	—	297	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	1	—	—	—
Net unrealized holding gains (losses)	(1,219)	3,136	(15,858)	2,572
Income tax benefit (expense)	464	(1,192)	6,028	(978)
Other comprehensive income (loss)	(755)	1,944	(9,830)	1,594
Total comprehensive income (loss)	$3,096	$4,774	$111	$13,533

The tax effect for the amounts reclassified out of accumulated other comprehensive income (loss) are reflected in the income tax expense (benefit) line item on the income statement.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains and losses on securities:
Change in net unrealized gains (losses)	$(1,060)	$403	$(657)	$3,882	$(1,476)	$2,406
Less: Reclassification adjustments for net losses (gains) included in net income	(20)	8	(12)	(746)	284	(462)
Unrealized gains and losses on derivatives:
Change in net unrealized gains (losses)	(140)	53	(87)	—	—	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	1	—	1	—	—	—
Other comprehensive income (loss)	$(1,219)	$464	$(755)	$3,136	$(1,192)	$1,944

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount	Pre-Tax Amount	Tax Effect	Net-of-Tax Amount
	(In thousands)
Unrealized gains and losses on securities:
Change in net unrealized gains (losses)	$(16,081)	$6,113	$(9,968)	$4,282	$(1,628)	$2,654
Less: Reclassification adjustments for net losses (gains) included in net income	(74)	28	(46)	(1,710)	650	(1,060)
Unrealized gains and losses on derivatives:
Change in net unrealized gains (losses)	297	(113)	184	—	—	—
Less: Reclassification adjustments for hedge ineffectiveness included in net income	—	—	—	—	—	—
Other comprehensive income (loss)	$(15,858)	$6,028	$(9,830)	$2,572	$(978)	$1,594

(15)  Legal Contingencies

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

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

•                  The ability to receive regulatory approval for the Bank to declare and pay dividends to the holding company.

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

•                  The costs and effects of changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations, reviews or other inquiries.

•                  Our success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A,  7, 7A and 8 of our 2012 Annual Report on Form 10-K/A. Also, please see the disclosure in the “Forward-Looking Statements and Factors That Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of an investment advisory firm, Private Capital Management LLC (PCM). References to “Company”, “us”, “we”, and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and primarily small and medium-sized businesses, including the owners and employees of those businesses. These banking products and services include accepting time and demand deposits, originating commercial loans (including energy loans), real estate loans (including construction loans), Small Business Administration guaranteed loans, and consumer loans. The Bank and its subsidiary, PCM also provide wealth management services, including private banking, investment management, jumbo mortgage loans and trust services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment management services. Our major operating expenses include interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to building growth organically through our existing branches, we seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to the existing footprint of the current branch network of our Bank, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances we may seek to acquire financial institutions that may be located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the Colorado real estate market. In addition, the fiscal, monetary and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates impact our financial condition, results of operations and cash flows.

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			Favorable			Favorable
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)
	(In thousands, except share data and ratios)
Results of Operations:
Interest income	$17,789	$16,791	$998	$52,568	$52,189	$379
Interest expense	1,727	2,280	553	5,389	6,995	1,606
Net interest income	16,062	14,511	1,551	47,179	45,194	1,985
Provision for loan losses	142	—	(142)	142	1,500	1,358
Net interest income after provision for loan losses	15,920	14,511	1,409	47,037	43,694	3,343
Noninterest income	3,664	3,815	(151)	10,325	9,825	500
Noninterest expense	13,936	14,194	258	43,007	46,192	3,185
Income before income taxes	5,648	4,132	1,516	14,355	7,327	7,028
Income tax expense	1,797	1,302	(495)	4,414	(4,612)	(9,026)
Net income	$3,851	$2,830	$1,021	$9,941	$11,939	$(1,998)

Common Share Data:
Basic earnings per common share (1)	$0.18	$0.14	$0.04	$0.48	$0.57	$(0.09)
Diluted earnings per common share (1)	$0.18	$0.14	$0.04	$0.47	$0.57	$(0.10)
Average common shares outstanding (1)	20,873,601	20,787,967	85,634	20,861,175	20,783,149	78,026
Diluted average common shares outstanding (1)	20,981,555	20,873,343	108,212	20,954,687	20,876,931	77,756

Average equity to average assets	9.98%	10.26%	(2.7)%	10.22%	10.31%	(0.9)%
Return on average equity	8.15%	6.17%	32.1%	7.03%	9.00%	(21.9)%
Return on average assets	0.81%	0.63%	28.6%	0.72%	0.93%	(22.6)%
Dividend payout ratio	13.55%	N/A	13.6%	5.25%	N/A	5.3%

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

	September 30,	September 30,	Percent
	2013	2012	Change
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	14.94%	16.46%	(9.2)%
Leverage ratio	11.50%	12.16%	(5.5)%
Loans, net of unearned loan fees to deposits	87.23%	80.21%	8.8%
Allowance for loan losses to loans, net of unearned loan fees	1.58%	2.56%	(38.3)%
Allowance for loan losses to nonperforming loans	113.01%	131.61%	(14.1)%
Classified assets to allowance and Tier 1 capital (1)	14.99%	32.10%	(53.3)%
Noninterest bearing deposits to total deposits	35.44%	36.91%	(4.0)%
Time deposits to total deposits	12.41%	14.56%	(14.8)%

(1)   Based on Bank only Tier 1 capital

Third quarter 2013 net income increased approximately $1.0 million to $3.9 million as compared to $2.8 million for the same quarter in 2012. The $1.0 million increase in net income was primarily the result of a $1.6 million increase in net interest income, as discussed below under “Net Interest Income and Margin”, combined with a $0.3 million decrease in noninterest expense. These improvements were partially offset by a $0.5 million increase in income tax expense, mostly as a result of the increase in pre-tax income and a $0.2 million decrease in noninterest income, primarily due to a decrease in net gains on sales of securities.

For the nine months ended September 30, 2013, net income was $9.9 million as compared to $11.9 million for the same period in 2012. Net income for the first nine months of 2012 included a $5.7 million reversal of the remaining deferred tax valuation allowance, partially offset by a $2.8 million impairment on bank facilities. In addition, net interest income increased $2.0 million for the first nine months of 2013 as compared to the same period in 2012, described below; the provision for loan losses decreased $1.4 million, mostly due to improved credit quality, and noninterest income increased $0.5 million, primarily as a result of a $1.0 million increase in investment advisory fees generated by PCM, which we acquired in July 2012. Noninterest expense decreased $3.2 million, primarily due to the $2.8 million impairment on bank facilities in 2012, as well as a $1.3 million decline in OREO expenses, a $0.9 million decline in occupancy expense, and a $0.6 million decline in insurance and assessments. These declines in noninterest expense were partially offset by a $2.0 million increase in salaries and employee benefits and a $0.6 million prepayment penalty incurred on the early redemption of our TruPS in 2013. These improvements were partially offset by a $3.3 million increase in income tax expense as the Company began accruing income tax expense subsequent to the reversal of the remaining deferred tax valuation allowance in 2012.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended September 30, 2013 and the prior four quarters:

Table 2

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	(Dollars in thousands)
Net interest income	$16,062	$15,739	$15,378	$15,217	$14,511
Interest rate spread	3.43%	3.41%	3.35%	3.21%	3.15%
Net interest margin	3.63%	3.61%	3.61%	3.48%	3.46%
Net interest margin, fully tax equivalent	3.73%	3.72%	3.72%	3.57%	3.55%

Net interest margin improved by two basis points to 3.63% in the third quarter 2013 compared to 3.61% in the second quarter 2013 and improved by 17 basis points from 3.46% in the third quarter 2012. The improvement in the net interest margin in the third quarter 2013 as compared to the second quarter 2013 was primarily the result of a favorable change in the mix of average earning assets. Similarly, the improvement in the net interest margin in the third quarter 2013 compared to the third quarter in 2012 was primarily the result of a reallocation of earning assets from overnight cash balances to loans and securities as well as a reduced cost of funds attributable to the first quarter 2013 redemption of high-cost trust preferred securities (“TruPS”) and related subordinated debentures combined with a lower cost of deposits.

Net interest income increased by $0.3 million to $16.1 million in the third quarter 2013 as compared to the second quarter 2013 and increased by $1.6 million as compared to the same quarter in 2012. The $0.3 million increase in net interest income in the third quarter 2013 as compared to the second quarter 2013 was mostly due to a $0.3 million increase in interest income, primarily attributable to a $52.5 million increase in average loan balances. The $1.6 million increase in net interest income in the third quarter 2013 as compared to the third quarter 2012 was the result of a $1.0 million increase in interest income and a $0.6 million decline in interest expense. The $1.0 million increase in interest income was attributable to a favorable volume variance of $1.8 million, mostly attributable to increases in average loan and investment balances of $171.3 million and $73.2 million, respectively, partially offset by an unfavorable rate variance of $0.8 million, mostly attributable to a 56 basis point decline in loan yields due to the effects of the competitive interest rate environment. The $0.6 million decline in interest expense was attributable to favorable rate and volume variances of $0.5 million and $0.1 million, respectively, mostly related to the redemption of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013, the payment of previously deferred interest payments on each of our subordinated debentures during the third quarter 2012, and lower deposit costs.

Table 3

	Nine Months Ended
	September 30,	September 30,
	2013	2012
	(Dollars in thousands)
Net interest income	$47,179	$45,194
Interest rate spread	3.40%	3.42%
Net interest margin	3.62%	3.74%
Net interest margin, fully tax equivalent	3.72%	3.84%

For the nine month period ended September 30, 2013, net interest income increased by $2.0 million, or 4.4%, as compared to the same period in 2012. This increase was comprised of a $0.4 million increase in interest income and a $1.6 million decrease in interest expense.

The increase in interest income for the nine months ended September 30, 2013 compared to the same period in 2012 was due to a $5.9 million favorable volume variance, offset by a $5.5 million unfavorable rate variance. The favorable volume variance was the result of a $130.4 million increase in average earning assets, resulting from a $112.4 million increase in average loans and a $102.8 million increase in average investments, partially offset by an $84.8 million decrease in low-yielding overnight cash balances. The unfavorable rate variance was the result of a 29 basis point decline in the yield on average earning assets, mostly attributable to a 52 basis point decline in average yields on loans due to the competitive interest rate environment. The $1.6 million decrease in interest expense was primarily the result of a $1.4 million decline in interest expense on subordinated debentures, mostly related to the redemption of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013 combined with the payment of previously deferred interest payments on each of our subordinated debentures during the third quarter 2012.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields and costs expressed in percentages.

Table 4

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,267,647	$14,487	4.53%	$1,096,395	14,030	5.09%
Investment securities (1)
Taxable	383,270	2,408	2.49%	333,242	1,860	2.22%
Tax-exempt	75,228	719	3.79%	55,344	632	4.55%
Bank Stocks (4)	17,771	169	3.77%	14,467	164	4.51%
Other earning assets	9,830	6	0.24%	170,852	105	0.25%
Total interest-earning assets	1,753,746	17,789	4.02%	1,670,300	16,791	4.00%
Non-earning assets:
Cash and due from banks	24,392			8,517
Other assets	99,943			97,740
Total assets	$1,878,081			$1,776,557

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$351,450	$101	0.11%	$280,116	$101	0.14%
Money market	318,683	244	0.30%	290,976	262	0.36%
Savings	106,578	29	0.11%	97,681	36	0.15%
Time certificates of deposit	185,423	256	0.55%	192,912	298	0.61%
Total interest-bearing deposits	962,134	630	0.26%	861,685	697	0.32%
Borrowings:
Repurchase agreements	28,307	10	0.14%	56,536	21	0.15%
Federal funds purchased (5)	6	—	0%	3	—	0.98%
Subordinated debentures (6)	25,774	204	3.14%	41,934	725	6.88%
Borrowings	155,384	883	2.25%	110,170	837	3.02%
Total interest-bearing liabilities	1,171,605	1,727	0.58%	1,070,328	2,280	0.85%
Noninterest bearing liabilities:
Demand deposits	510,367			515,157
Other liabilities	8,723			8,739
Total liabilities	1,690,695			1,594,224
Stockholders’ Equity	187,386			182,333
Total liabilities and stockholders’ equity	$1,878,081			$1,776,557

Net interest income		$16,062			$14,511
Net interest margin			3.63%			3.46%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.73% and 3.55% for the three months ended September 30, 2013 and 2012, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the third quarter 2013 and 2012 rounded to zero.

(6) September 30, 2012 includes accrued interest, resulting from deferred payments on TruPS that were subsequently redeemed during the first quarter 2013.

Table 4 (Continued)

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,216,089	$42,673	4.69%	$1,103,677	$43,023	5.21%
Investment securities (1)
Taxable	396,453	6,995	2.36%	321,349	6,619	2.75%
Tax-exempt	79,650	2,298	3.86%	53,829	1,867	4.63%
Bank Stocks (4)	16,420	495	4.03%	14,582	475	4.35%
Other earning assets	34,686	107	0.41%	119,437	205	0.23%
Total interest-earning assets	1,743,298	52,568	4.03%	1,612,874	52,189	4.32%
Non-earning assets:
Cash and due from banks	13,369			8,426
Other assets	92,815			96,230
Total assets	$1,849,482			$1,717,530

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$313,569	$261	0.11%	$278,027	$352	0.17%
Money market	321,262	751	0.31%	290,645	806	0.37%
Savings	106,032	106	0.13%	96,474	107	0.15%
Time certificates of deposit	186,949	762	0.54%	192,553	920	0.64%
Total interest-bearing deposits	927,812	1,880	0.27%	857,699	2,185	0.34%
Borrowings:
Repurchase agreements	40,459	39	0.13%	28,977	45	0.21%
Federal funds purchased (5)	11	—	0.87%	3	—	0.93%
Subordinated debentures (6)	29,211	920	4.21%	46,811	2,274	6.49%
Borrowings	141,161	2,550	2.42%	110,174	2,491	3.02%
Total interest-bearing liabilities	1,138,654	5,389	0.63%	1,043,664	6,995	0.90%
Noninterest bearing liabilities:
Demand deposits	513,163			488,863
Other liabilities	8,647			7,866
Total liabilities	1,660,464			1,540,393
Stockholders’ Equity	189,018			177,137
Total liabilities and stockholders’ equity	$1,849,482			$1,717,530

Net interest income		$47,179			$45,194
Net interest margin			3.62%			3.74%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.72% and 3.84% for the nine months ended September 30, 2013 and 2012, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.

(3) Net loan fees of $0.8 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the nine months ended September 30, 2013 and 2012 rounded to zero.

(6) The nine months ended September 30, 2012 includes accrued interest, resulting from deferred payments on TruPS.

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

Table 5

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Net Change	Rate	Volume	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned loan fees	$457	$(992)	$1,449	$(350)	$(4,732)	$4,382
Investment Securities
Taxable	548	250	298	376	(597)	973
Tax-exempt	87	(72)	159	431	(233)	664
Bank Stocks	5	(12)	17	20	(29)	49
Other earning assets	(99)	(1)	(98)	(98)	105	(203)
Total interest income	998	(827)	1,825	379	(5,486)	5,865

Interest expense:
Deposits:
Interest-bearing demand and NOW	—	—	—	(91)	(145)	54
Money market	(18)	(49)	31	(55)	(167)	112
Savings	(7)	(11)	4	(1)	(12)	11
Time certificates of deposit	(42)	(31)	(11)	(158)	(132)	(26)
Repurchase agreements	(11)	(1)	(10)	(6)	(20)	14
Federal funds purchased	—	—	—	—	—	—
Subordinated debentures	(521)	(305)	(216)	(1,354)	(654)	(700)
Borrowings	46	(73)	119	59	(148)	207
Total interest expense	(553)	(470)	(83)	(1,606)	(1,278)	(328)
Net interest income	$1,551	$(357)	$1,908	$1,985	$(4,208)	$6,193

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

In the third quarter 2013, we recorded a provision for loan losses of $0.1 million, compared to no provision in the second quarter 2013 or the third quarter 2012. The provision for loan losses in the third quarter 2013 was primarily the result of loan growth in 2013. We determined that the provision taken in the third quarter 2013 was adequate to maintain our allowance for loan losses at a level which reflected the probable incurred losses inherent in the loan portfolio as of September 30, 2013.

Net recoveries in the third quarter 2013 were $0.1 million, as compared to net charge-offs of $0.7 million for the same quarter in 2012. Net charge-offs for the first nine months of 2013 were $4.8 million as compared to $7.6 million for the same period in 2012. The net charge-offs in the nine-months ended September 30, 2013 were primarily related to a single $4.6 million charge-off recorded in the second quarter 2013 on an out-of-state purchased participation loan. Our exposure to future declines in credit quality related to this type of participation has greatly diminished, as only $10.9 million of pass-rated, out-of-state loan participations remain in our loan portfolio at September 30, 2013, as compared to $32.9 million at December 31, 2012 and $49.0 million at September 30, 2012.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Noninterest income:
Customer service and other fees	$3,038	$3,018	$2,620	$2,640	$2,616
Gain on sale of securities	20	54	—	817	746
Gain on sale of SBA loans	207	287	136	—	203
Other	399	352	194	309	250
Total noninterest income	$3,664	$3,711	$2,950	$3,766	$3,815

Noninterest income of $3.7 million remained consistent in the third quarter 2013 as compared to the second quarter 2013 and decreased $0.2 million as compared to the third quarter in 2012. The $0.2 million decrease in noninterest income for the third quarter 2013 compared to the same quarter in 2012 was mostly due to the $0.7 million decline in gains on sales of securities, partially offset by a $0.4 million increase in customer service charges and a $0.1 million increase in other noninterest income. The $0.4 million increase in customer service charges in the third quarter 2013 compared to the same period in 2012 was mostly attributable to a $0.2 million increase in investment advisory fees from PCM combined with a $0.2 million increase in customer service charges including treasury management fees.

During the third quarter 2013 PCM’s assets under management increased by $19.2 million, or 8.2%, to $252.0 million as of September 30, 2013 as compared to $232.8 million at June 30, 2013. Since the acquisition of PCM in July of 2012, PCM’s assets under management have grown by $87.3 million, or 53.0%, primarily due to new customer relationships as well as growth in existing relationships. In addition, PCM has contributed approximately $1.7 million in investment advisory fee income since its acquisition.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Noninterest income:
Customer service and other fees	$8,676	$7,269
Gain on sale of securities	74	1,710
Gain on sale of SBA loans	630	203
Other	945	643
Total noninterest income	$10,325	$9,825

For the nine month period ended September 30, 2013, noninterest income increased by $0.5 million compared to the same period in 2012. The increase in noninterest income was primarily due to a $1.0 million increase in investment advisory fees generated by PCM, which we acquired in July 2012; a $0.4 million increase in gains on sales of SBA loans, a $0.4 million increase in customer service charges and a $0.3 million increase in bank-owned life insurance (“BOLI”) income due to a $15.0 million purchase of BOLI in the second quarter 2013. These increases were partially offset by a $1.6 million decrease in gain on sale of securities.

Noninterest Expense

The following table presents, for the quarters indicated, the major categories of noninterest expense:

Table 8

	Three Months Ended
	September 30, 2013	June 30, 2012	March 31, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,242	$7,213	7,441	$6,832	$6,466
Occupancy expense	1,572	1,598	1,612	1,550	1,712
Furniture and equipment	709	745	761	760	779
Amortization of intangible assets	703	706	707	812	803
Other real estate owned	(200)	(257)	334	3,209	348
Insurance and assessment	629	641	608	677	771
Professional fees	886	853	911	1,543	1,062
Prepayment penalty on long term debt	—	—	629	—	—
Other general and administrative	2,395	2,380	2,189	2,539	2,253
Total noninterest expense	$13,936	$13,879	15,192	$17,922	$14,194

Noninterest expense remained consistent in the third quarter 2013 as compared to the second quarter 2013 and decreased $0.3 million to $13.9 million in the third quarter 2013 as compared to the third quarter of 2012. The $0.3 million decrease in noninterest expense in the third quarter 2013 compared to the same quarter in 2012 was the result of decreases in most categories of noninterest expense, partially offset by a $0.8 million increase in salary and employee benefits expense due to higher costs associated with self-funded medical insurance, incentives and equity compensation. The expense decreases included a $0.5 million reduction in net OREO expenses related to an increase in net gains on sale of OREO as well as reductions in holding costs due in part to a reduced level of other real estate holdings; a $0.2 million reduction in occupancy and furniture and equipment expense, as a result of the closure of six branches in 2012; and a $0.2 million decline in professional fees.

Table 9

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$21,896	$19,937
Occupancy expense	4,782	5,703
Furniture and equipment	2,215	2,383
Amortization of intangible assets	2,116	2,326
Other real estate owned	(123)	1,161
Insurance and assessment	1,878	2,460
Professional fees	2,650	2,546
Prepayment penalty on long term debt	629	—
Impairment of long-lived assets	—	2,750
Other general and administrative	6,964	6,926
Total noninterest expense	$43,007	$46,192

Noninterest expense for the nine months ended September 30, 2013 decreased by $3.2 million to $43.0 million as compared to $46.2 million in the same period in 2012 primarily due to the $2.8 million impairment on bank facilities in 2012, partially offset by the $0.6 million prepayment penalty on the early redemption of certain TruPS and related subordinated debentures in 2013. In addition, OREO expense decreased $1.3 million, primarily as a result of lower holding costs associated with OREO combined with an increase in net gains on sales of OREO, occupancy and furniture and equipment expenses declined $1.1 million primarily as a result of the branch closures described previously, and insurance and assessments declined $0.6 million, mostly as a result of changes pursuant to the Dodd-Frank Act effective April 1, 2012, as well as an improvement in the Bank’s risk rating during the third quarter 2012. These decreases in noninterest expense were partially offset by a $2.0 million increase in salaries and benefits primarily due to higher incentive and equity compensation expense as well as higher employee benefit expense related to the self-funded medical insurance plan.

Income Taxes

Income tax expense was $4.4 million for the first nine months of 2013 as compared to a $4.6 million tax benefit in the first nine months of 2012. The $9.0 million increase in tax expense and corresponding increase in our effective tax rate were primarily related to the reversal of our remaining deferred tax asset valuation allowance in the second quarter 2012 combined with the subsequent accrual of income tax expense beginning in the third quarter 2012. We began accruing income tax expense in the third quarter 2012, after the reversal of the remaining deferred tax valuation allowance. Our effective income tax rate for the third quarter 2013 was approximately 31.8%. The effective tax rate for the nine months ended September 30, 2013 was 30.7% as compared to a 62.9% benefit for the same period in 2012.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	(In thousands)
Cash and cash equivalents	$33,465	$30,613	$55,891	$163,217	$147,823
Time deposits with banks	—	5,000	5,000	8,000	20,000
Total investments	471,257	484,971	512,188	458,927	436,386
Total loans	1,293,252	1,240,555	1,180,607	1,158,749	1,118,968
Total assets	1,896,191	1,866,128	1,836,840	1,886,938	1,834,978
Earning assets	1,766,123	1,753,654	1,745,385	1,780,447	1,715,200
Deposits	1,482,515	1,449,251	1,442,317	1,454,756	1,395,096

At September 30, 2013, total assets were $1.9 billion, which represented a $9.3 million increase as compared to December 31, 2012 and a $61.2 million increase as compared to September 30, 2012. Although total assets remained relatively consistent with December 31, 2012 balances, there was a significant change in the composition of our balance sheet during the nine months ended September 30, 2013. Total loans, net of unearned loan fees increased $134.5 million, investments increased $12.3 million, and BOLI increased $15.6 million related to the purchase of additional BOLI. These increases were partially offset by a $137.8 million reduction in overnight cash balances and a $13.4 million decrease in OREO balances. The $134.5 million increase in loans, net of unearned loan fees as compared to prior year end was primarily due to increases in both commercial and residential real estate loans as well as commercial loans.

As compared to September 30, 2012, the increase in total assets of $61.2 million was primarily due to an increase in loans, net of unearned loan fees of $174.2 million, an increase in investments of $34.9 million, a decrease in allowance for loan losses of $8.1 million and an increase in BOLI of $15.7 million. These increases were partially offset by declines in cash and time deposits at banks of $134.4 million and OREO of $17.3 million.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	(In thousands)
Commercial and residential real estate	$823,442	$787,210	$760,735	$737,537	$725,498
Construction	82,711	71,833	63,732	72,842	53,172
Commercial	280,577	270,069	246,883	237,199	226,205
Consumer	60,876	63,368	62,828	63,095	63,612
Other	46,378	49,095	47,819	49,667	52,198
Total gross loans	1,293,984	1,241,575	1,181,997	1,160,340	1,120,685
Unearned loan fees	(732)	(1,020)	(1,390)	(1,591)	(1,717)
Loans, net of unearned loan fees	1,293,252	1,240,555	1,180,607	1,158,749	1,118,968
Less allowance for loan losses	(20,450)	(20,218)	(24,060)	(25,142)	(28,597)
Net loans	$1,272,802	$1,220,337	$1,156,547	$1,133,607	$1,090,371

For the quarter ended September 30, 2013, loans net of unearned loan fees grew $52.7 million as compared to the second quarter 2013 and grew $134.5 million, or 15.5% on an annualized basis as compared to December 31, 2012. As compared to the same quarter last year, loans net of unearned loan fees, increased $174.3 million, or 15.6%. The growth in loans was primarily the result of new customer relationships, supplemented by increased utilization of existing lines of credit and declines in loan payoffs. The increase in loans during the third quarter 2013 was primarily due to increases in commercial and residential real estate loans of $36.2 million, mostly as a result of growth in jumbo mortgages of $33.4 million combined with growth in commercial loans of $10.5 million and construction loans of $10.9 million.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital and an increase in its non-owner occupied real estate loan portfolio of 50 percent or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 61% of capital at September 30, 2013 as compared to 57% at December 31, 2012, and 52% at September 30, 2012. For the Bank, total commercial real estate loans represented 292% of capital at September 30, 2013, as compared to 278% at December 31, 2012, and 272% at September 30, 2012. Further, the Bank’s non-owner occupied real estate loan portfolio declined 1.0% during the previous 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At September 30, 2013, we did not have any significant concentrations in any particular industry.

Nonperforming Assets and Other Impaired Loans

Credit risk related to nonperforming assets is inherent in lending activities. To manage this risk, we utilize frequent monitoring procedures and take prompt corrective action when necessary. We employ a risk rating system that identifies the potential risk associated with loans in our loan portfolio. This monitoring and rating system is designed to help management identify current and potential problems so that corrective actions can be taken promptly.

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

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and OREO. For reporting purposes, OREO consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 12

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	(Dollars in thousands)

Nonaccrual loans and leases	$13,536	$16,564	$27,684	$9,033	$9,358
Nonperforming troubled debt restructurings	4,559	2,866	3,798	4,659	11,827
Accruing loans past due 90 days or more	—	84	40	224	543
Total nonperforming loans	$18,095	$19,514	$31,522	$13,916	$21,728

Other real estate owned and foreclosed assets	6,211	6,460	8,606	19,580	23,532
Total nonperforming assets	$24,306	$25,974	$40,128	$33,496	$45,260

Total classified assets	$33,993	$36,590	$52,535	$58,635	$74,514

Nonperforming loans	$18,095	$19,514	$31,522	$13,916	$21,728
Performing troubled debt restructurings	2,500	2,675	1,268	3,838	—
Allocated allowance for loan losses	(1,450)	(1,524)	(6,474)	(2,654)	(3,774)
Net investment in impaired loans	$19,145	$20,665	$26,316	$15,100	$17,954

Loans past due 30-89 days	$1,026	$6,873	$3,686	$4,270	$7,678

Allowance for loan losses	$20,450	$20,218	$24,060	$25,142	$28,597

For the Three Months Ended:

Loans charged-off	$110	$4,996	$1,523	$1,199	$1,067
Recoveries	(200)	(1,154)	(441)	(1,244)	(357)
Net charge-offs	$(90)	$3,842	$1,082	$(45)	$710

Provision for loan losses	$142	$—	$—	$(3,500)	$—

Loan Portfolio Ratios:

Allowance for loan losses to loans, net of unearned loan fees	1.58%	1.63%	2.04%	2.17%	2.56%
Allowance for loan losses to nonaccrual loans	113.01%	104.06%	76.42%	183.63%	134.99%
Allowance for loan losses to nonperforming loans	113.01%	103.61%	76.33%	180.67%	131.61%
Annualized net charge-offs to average loans	(0.03)%	1.27%	0.38%	(0.02)%	0.26%
Nonperforming assets to total assets	1.28%	1.39%	2.18%	1.78%	2.47%
Nonperforming loans to loans, net of unearned loan fees	1.40%	1.57%	2.67%	1.20%	1.94%
Loans 30-89 days past due to loans, net of unearned loan fees	0.08%	0.55%	0.31%	0.37%	0.69%

At September 30, 2013, classified assets as a percentage of capital and allowance for loan losses were 15.0%, a decrease from 25.2% at December 31, 2012 and 32.1% at September 30, 2012. Overall classified assets declined by $24.6 million, or 42.0% in the nine months ended September 30, 2013, and decreased by $40.5 million, or 54.4%, as compared to September 30, 2012.

During the third quarter 2013, nonperforming assets decreased $1.7 million as compared to the prior quarter primarily due to the decrease in nonperforming loans of $1.4 million.

On a year-to-date basis, nonperforming assets decreased by $9.2 million, primarily as a result of the sale of our single largest OREO property for $10.9 million in the first quarter 2013, partially offset by an increase in nonperforming loans of $4.2 million, mostly due to the migration into nonaccrual status during 2013 of a $10.8 million out-of-state loan participation, purchased in 2008. Our exposure to future declines in credit quality related to this type of participation has greatly diminished, as only $10.9 million of pass-rated, out-of-state loan participations remain in our loan portfolio at September 30, 2013, as compared to $32.9 million at December 31, 2012 and $49.0 million at September 30, 2012. As of September 30, 2013 and December 31, 2012, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries in the third quarter 2013 were $0.1 million as compared to $3.8 million in net charge-offs in the second quarter 2013 and $0.7 million in net charge-offs in the third quarter 2012.

We categorize loans into risk categories of “pass”, “watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $9.7 million at September 30, 2013, as compared to $24.3 million at December 31, 2012 and $28.8 million at September 30, 2012.

In addition to adversely classified loans, we have loans that are considered to be “special mention” or “watch” loans. The amount of loans that we considered to be special mention or watch decreased by $34.7 million, or 63.8%, to $19.7 million from $54.4 million at December 31, 2012 and decreased by $49.2 million, or 71.4%, from $68.9 million at September 30, 2012. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of its allowance for loan losses for trends in the volume and severity of adversely classified and “watch” list loans.

OREO was $6.2 million at September 30, 2013 compared to $19.6 million at December 31, 2012 and $23.5 million at September 30, 2012. The decline since December 31, 2012 was primarily due to the sale of our largest OREO property valued at $10.9 million in the first quarter 2013. The balance of other real estate owned at September 30, 2013 was comprised of 17 separate properties, of which $3.6 million was attributable to land and $2.6 million was attributable to commercial real estate, including multi-family units. The balance of OREO at September 30, 2012, was comprised of 28 separate properties, of which $4.3 million was attributable to land and $19.2 million was attributable to commercial real estate.

As of September 30, 2013, we had $7.1 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.0 million. As of December 31, 2012, we had $8.5 million of loans with terms that were modified in troubled debt restructurings, with a total allocated allowance for loan loss of $1.6 million. The troubled debt restructurings are included in impaired loans above. At September 30, 2013 we had an insignificant amount of unfunded commitments to borrowers whose loans were classified as troubled debt restructurings.

Table 13

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$2,500	$2,675	$1,268	$3,838	$—
Allocated allowance for loan losses on performing TDRs	(74)	(89)	(29)	(12)	—
Net investment in performing TDRs	$2,426	$2,586	$1,239	$3,826	$—

Nonperforming TDRs	$4,559	$2,866	$3,798	$4,659	$11,827
Allocated allowance for loan losses on nonperforming TDRs	(911)	(516)	(529)	(1,539)	(1,846)
Net investment in nonperforming TDRs	$3,648	$2,350	$3,269	$3,120	$9,981

The following provides a rollforward of troubled debt restructurings for the nine month periods ended September 30, 2013 and September 30, 2012.

Table 14

	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Troubled Debt Restructuring Rollforward:
Balance at January 1, 2012	$—	$11,692	$11,692
Principal repayments / advances	—	(6,429)	(6,429)
Charge-offs, net	—	(2,290)	(2,290)
New modifications	—	8,854	8,854
Balance at September 30, 2012	$—	$11,827	$11,827

Balance at January 1, 2013	$3,838	$4,659	$8,497
Principal repayments / advances	(294)	(1,744)	(2,038)
Charge-offs, net	(174)	(998)	(1,172)
New modifications	2,573	2,642	5,215
Transfers	(3,443)	—	(3,443)
Balance at September 30, 2013	$2,500	$4,559	$7,059

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

The ratio of allowance for loan losses to total loans was 1.58% at September 30, 2013, as compared to 2.17% at December 31, 2012 and 2.56% at September 30, 2012.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over the past four years adjusted for qualitative factors affecting loan portfolio collectability as described above. We also look at risk ratings of loans and compute a factor for the volume and severity of classified loans using assigned risk ratings under regulatory definitions of “watch”, “special mention”, “substandard”, “doubtful” and “loss”. Loans graded as either doubtful or loss are treated as impaired and are included as part of the specific reserve computed above. Loans segregated by risk rating categories “watch”, “special mention” or “substandard” are evaluated for trends in volume and severity.

The provision for loan losses was $0.1 million for the third quarter 2013. This level of provision was required in order to maintain the allowance for loan losses at a level necessary to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2013. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $1.5 million, or 7.1%, of the $20.5 million allowance for loan losses at September 30, 2013, relates to loans with specific allowance allocations. This compares to a specific allowance of $2.7 million, or 10.6%, of the total allowance for loan losses at December 31, 2012. This decrease was primarily the result of a $0.8 million charge-off of a loan with a specific reserve in that amount at December 31, 2012 during the first quarter 2013.

The general component of the allowance for loan losses as a percent of loans that are not impaired, net of unearned discount, was 1.47% at September 30, 2013, as compared to 1.94% at December 31, 2012 and 2.26% at September 30, 2012. The decrease in the general component of the allowance as a percentage of performing loans was generally due to an improvement in local economic conditions, less remaining risk in our portfolio, declines in “watch” loans, and declines in net charge-offs, partially offset by the pace of loan growth in 2013. Net charge-offs for the previous four quarters as a percentage of average loans was .40% at September 30, 2013, as compared to 0.89% at September 30, 2012.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on its analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 15

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Balance, beginning of period	$25,142	$34,661
Loan charge-offs:
Commercial and residential real estate	5,345	3,379
Construction	325	287
Commercial	777	5,362
Consumer	27	71
Other	155	401
Total loan charge-offs	6,629	9,500

Recoveries:
Commercial and residential real estate	1,087	585
Construction	560	1,210
Commercial	27	74
Consumer	24	43
Other	97	24
Total loan recoveries	1,795	1,936
Net loan charge-offs	4,834	7,564
Provision for loan losses	142	1,500
Balance, end of period	$20,450	$28,597

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at September 30, 2013 and December 31, 2012 was as follows:

Table 16

	September 30,	December 31,	Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$55,336	$65,244	$(9,908)	(15.2)%
Mortgage-backed - agency / residential	267,552	264,283	3,269	1.2%
Mortgage-backed - private / residential	629	720	(91)	(12.6)%
Asset-backed	22,936	20,511	2,425	11.8%
Marketable equity	1,535	1,535	—	—%
Trust preferred	32,350	32,840	(490)	(1.5)%
Corporate	42,083	28,249	13,834	49.0%
Total securities available for sale	$422,421	$413,382	$9,039	2.2%

Securities held to maturity:
State and municipal	19,249	12,627	6,622	52.4%
Mortgage-backed - agency / residential	14,136	18,656	(4,520)	(24.2)%
Total securities held to maturity	$33,385	$31,283	$2,102	6.7%

The carrying value of our available for sale investment securities at September 30, 2013 was $422.4 million, compared to the December 31, 2012 carrying value of $413.4 million. At September 30, 2013, the effective duration of the investment securities portfolio was approximately 6.0 years as compared to 5.9 years at December 31, 2012. Year-to-date 2013 purchase activity in our available for sale investment portfolio reflects purchases of a combination of U.S. government sponsored agency mortgage-backed securities, other asset-backed securities, municipal bonds, TruPS and corporate bonds. The year-to-date 2013 purchase activity in our held to maturity investment portfolio consisted mostly of rated municipal bonds.

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

Fair values for U.S. Treasury securities, securities issued by U.S. government agencies and government-sponsored entities and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Independent bond ratings were also used to compute the fair value of mortgage-backed securities — private/residential.

Two municipal bond issuances were priced using significant unobservable inputs as of September 30, 2013. The first revenue bond has a par value of $35.8 million and repayment is based on cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Primarily as a result of the recent increase in comparable market interest rates, we determined that as of September 30, 2013 this hospital bond reflected an unrealized loss of approximately $0.3 million. The second revenue bond had a book value of $1.6 million and repayment is based on operating income from a senior living facility. The bond had an unrealized gain of less than $0.1 million based on a discounted cash flow valuation utilizing an estimated market interest rate for comparable instruments.

At September 30, 2013, there were 123 individual securities in an unrealized loss position, consisting of seven individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 116 securities in an unrealized loss position and determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. At September 30, 2013, we did not intend to sell and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At September 30, 2013 and December 31, 2012, we held $15.5 million and $14.3 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 16 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 17

	At September 30, 2013		At December 31, 2012
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Noninterest bearing deposits	$525,330	35.44%	$564,215	38.78%
Interest-bearing demand and NOW	351,380	23.70%	285,679	19.64%
Money market	313,585	21.15%	312,724	21.50%
Savings	108,242	7.30%	100,704	6.92%
Time	183,978	12.41%	191,434	13.16%
Total deposits	$1,482,515	100.00%	$1,454,756	100.00%

Total deposits increased $27.8 million at September 30, 2013 as compared to December 31, 2012, and increased by $87.4 million as compared to September 30, 2012. The increase in non-maturing deposits over the last twelve months was mostly due to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percent of total deposits declined to approximately 35.4% at September 30, 2013, as compared to 38.8% at December 31, 2012. The decline in noninterest bearing deposits was primarily due to several of our commercial customers redeploying excess funds into their business operations. Noninterest bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances declined $7.5 million as compared to December 31, 2012 and represented 12.4% of total deposits at September 30, 2013. The majority of the time deposit balance represented deposits of local customers, with only $20.6 million representing brokered deposits, as compared to $16.1 million at both December 31, 2012 and September 30, 2012. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

During the third quarter 2013, securities sold under agreement to repurchase increased $4.2 million from June 30, 2013 and decreased $54.6 million from September 30, 2012 to $29.1 million at September 30, 2013. The decrease from the third quarter 2012 was primarily related to the redeployment of a single depositor’s funds into its operations during the second quarter 2013.

Borrowings and Subordinated Debentures

At September 30, 2013, our FHLB borrowings were $162.7 million as compared to $110.2 million at December 31, 2012. At September 30, 2013, these borrowings consisted of $110.2 million in term notes and $52.5 million in line of credit advances. The total FHLB commitment, including balances outstanding, at September 30, 2013 and December 31, 2012 was $355.9 million and $317.0 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank has additional borrowing capacity of approximately $193.2 million at September 30, 2013, which can be utilized for term or line of credit advances, or a combination of both.

The FHLB term borrowings at September 30, 2013 consisted of five separate fixed-rate term notes at our Bank level, with remaining maturities ranging from one to 52 months and interest rates that range from 2.52% to 4.43%. The weighted-average rate on the term notes was 2.97% at September 30, 2013. Four of the five notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the notes are converted by the FHLB, we have the option to prepay the advance without penalty. The interest rate on the line of credit is variable, and was 0.18% at September 30, 2013.

During the first quarter 2013, we redeemed the CenBank Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Trust II issuance of $5.2 million with a fixed rate of 10.2% with an aggregate pre-payment penalty of approximately $0.6 million.

At September 30, 2013, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.10%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as it is in compliance with all covenants of the agreement. On July 31, 2009, we deferred regularly scheduled interest payments on each series of its junior subordinated debentures. During the third quarter 2012, we paid off all previously deferred interest and resumed payment of regularly scheduled interest payments. At September 30, 2013, the interest payments with respect to our two subordinated debentures were current.

Under the Dodd-Frank Act and the recent joint rule from the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC, certain TruPS will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and had issued all of our TruPS prior to May 19, 2010, our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under these regulations, a bank is considered well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2013, the Bank’s capital ratios were above the regulatory capital threshold of “well-capitalized”.

We have computed our projected regulatory capital ratios on a pro forma basis under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III. At September 30, 2013, the Company and the Bank exceeded the capital requirements set forth in the new rules that become effective in the first quarter 2015 by a minimum of approximately 350 basis points.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 18

	Ratio at September 30, 2013	Ratio at December 31, 2012	Ratio at September 30, 2012	Minimum Capital Requirement	Minimum Requirement for “Well- Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	14.94%	16.27%	16.46%	8.00%	N/A
Guaranty Bank and Trust Company	14.40%	15.52%	15.68%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.69%	15.02%	15.20%	4.00%	N/A
Guaranty Bank and Trust Company	13.15%	14.26%	14.42%	4.00%	6.00%

Leverage Ratio
Consolidated	11.50%	11.93%	12.16%	4.00%	N/A
Guaranty Bank and Trust Company	11.05%	11.35%	11.54%	4.00%	5.00%

Our consolidated total risk-based capital ratio and our Tier 1 risk-based capital ratio declined by approximately one percentage point and our leverage ratio declined by approximately one half of a percentage point due to the early redemption of $15.0 million in TruPS in the first quarter 2013. The redemption of the TruPS was funded by a dividend from the Bank.

In December 2012, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. The Company does not have any current plans to raise additional capital; however, the shelf registration provides us with the ability to raise capital, subject to SEC rules and other limitations, if our Board of Directors decides to do so.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. On May 31, 2013 and August 30, 2013, we paid cash dividends of 2.5 cents per share to stockholders of record as of May 28, 2013 and August 26, 2013, respectively.

Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for the majority of our revenues. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the holding company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the holding company.

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At September 30, 2013, interest payments on our two trust preferred financings were current.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including general business conditions, our financial results, our future business prospects, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant.

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank is a party to credit-related financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of the Bank’s customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as it does for on-balance sheet instruments.

At the dates indicated, the following commitments were outstanding:

Table 19

	September 30, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit:
Variable	$279,729	$268,703
Fixed	42,981	52,176
Total commitments to extend credit	$322,710	$320,879

Standby letters of credit	$12,280	$14,315

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At September 30, 2013, the Company had $33.5 million of cash and cash equivalents. Further, the Bank had $10.6 million of excess pledging related to customer accounts that required at September 30, 2013 and $185.2 million of unencumbered securities that were available for pledging.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At September 30, 2013, the Bank had approximately $193.2 million of availability on its FHLB line, $65.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $9.3 million of availability with the Federal Reserve discount window.

At September 30, 2013, the Bank had $20.6 million of brokered deposits, $16.0 million that will mature in the third quarter 2017 and $4.6 million that will mature in the second quarter 2018. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

The holding company relies primarily on cash flow from the Bank as its source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our Board of Directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. As discussed in the “Capital Resources” section above, various banking laws applicable to the Bank limit the payment of dividends by the Bank to the holding company.

As of September 30, 2013, the holding company had approximately $4.4 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2015.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, derivatives, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2012 Annual Report Form 10-K/A for the fiscal year ended December 31, 2012. There have been no changes to the critical accounting policies listed in the Company’s 2012 Annual Report Form 10-K/A during 2013.

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We have not entered into any market risk sensitive instruments for trading purposes. We manage our interest rate sensitivity by matching the repricing opportunities on our earning assets to those on our funding liabilities. In order to manage the repricing characteristics of our assets and liabilities, we use various strategies designed to ensure that our exposure to interest rate fluctuations is limited in accordance with our guidelines of acceptable levels of risk-taking. Balance sheet hedging strategies, including monitoring the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Net Interest Income Modeling

Our Asset Liability Management Committee, or ALCO, oversees our exposure to and mitigation of interest rate risk and, along with our Board of Directors, reviews our exposure to interest rate risk at least quarterly. The committee is composed of members of our senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates.

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income from hypothetical interest rate changes are not within the limits approved by the Board of Directors, the Board may direct management to adjust the Bank’s mix of assets and liabilities to bring interest rate risk within these limits.

We monitor and evaluate our interest rate risk position on at least a quarterly basis using net interest income simulation analysis under 100, 200 and 300 basis point change scenarios (see below). Each of these analyses measures different interest rate risk factors inherent in the financial statements.

Our primary interest rate risk measurement tool the “Net Interest Income Simulation Analysis”, measures interest rate risk and the effect of hypothetical interest rate changes on net interest income. This analysis incorporates all of our assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, we estimate the impact on net interest income of an immediate change in market rates of 100, 200 and 300 basis point upward or downward over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, our outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by the assumptions on which the simulations rely, we also evaluate the sensitivity of simulation results to changes in underlying assumptions.

The following table shows the projected net interest income increase or decrease over the next twelve months as of September 30, 2013 and 2012:

Table 20

MARKET RISK:

	Annualized Net Interest Income
	September 30, 2013	September 30, 2012
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$2,645	$8,190
200	1,500	5,511
100	501	2,996
Static	—	—
(100)	(1,748)	(3,567)
(200)	(2,292)	(3,696)
(300)	(3,108)	(3,229)

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At September 30, 2013, we are positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates. As rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.  As of September 30, 2013 our asset sensitivity decreased relative to September 30, 2012, primarily due to the decrease in floating rate interest bearing cash balances.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At September 30, 2013, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points at September 30, 2013, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 and 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.   Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013. There has been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

ITEM 1.          Legal Proceedings

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not applicable.

(b)         Not applicable.

(c)    The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the third quarter 2013. These purchases relate to the net settlement by employees related to vested, restricted stock awards. The Company does not have any existing publicly announced repurchase plans or programs.

	Total Shares	Average Price
	Purchased	Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	—	—
September 1 to September 30	207	11.82
	207	$11.82

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Mine Safety Disclosure

Not applicable.

ITEM 5.          Other Information

Not applicable.

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

3.3

Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013).

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

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934. As provided in Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2013	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)