Form 10-K
period 2013-12-31
Guaranty Bancorp
filed 2014-02-19
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s voting common stock as of the close of business on June 30, 2013, was approximately $112.3 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant’s voting and non-voting common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 13, 2014 there were 21,493,398 shares of the registrant’s common stock outstanding, consisting of 19,931,701 shares of voting common stock, of which 542,697 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

GUARANTY BANCORP

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Guaranty Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and headquartered in Colorado. The Company’s principal business is to serve as a holding company for our bank subsidiary, Guaranty Bank and Trust Company referred to as “Guaranty Bank” or “Bank”.

References to the “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

At December 31, 2013, we had total assets of $1.9 billion, net loans of $1.3 billion, deposits of $1.5 billion and stockholders’ equity of $189.4 million, and we operated 27 branches and one investment advisory firm in Colorado through our bank subsidiary, Guaranty Bank.

Guaranty Bancorp was incorporated in 2004 in Delaware under the name Centennial C Corp, and in 2004 and 2005 acquired several banking institutions and other entities, including the Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or the Bank or divested.

In 2008, the Company changed its name from Centennial Bank Holdings, Inc. to its current name, Guaranty Bancorp.   Since January 1, 2008, we have had a single bank subsidiary. The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of an investment advisory firm, Private Capital Management (“PCM”).

In 2012, Guaranty Bank purchased substantially all of the assets of PCM, a Denver-based firm that had been providing investment advisory and financial planning services to wealthy individuals for over ten years.

Business

The Bank provides banking and other financial services including commercial and industrial, real estate, construction, energy, consumer and agricultural loans throughout its targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. The Bank and its subsidiary, PCM, also provide wealth management services, including private banking, investment management and trust services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or borrower. The borrowers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

We concentrate our lending activities in the following principal areas:

Commercial Loans: Our commercial and industrial loan portfolio is comprised of operating loans secured by business assets. The portfolio is not concentrated in any particular industry. We classify loans by borrowers’ intended purpose for the loan rather than based on the underlying collateral. Therefore, we include loans within this portfolio that are collateralized with various assets, including real estate. Repayment of secured commercial and industrial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral securing these loans may be more difficult to monitor, evaluate and sell. Economic conditions can significantly affect such risks.

Commercial and Residential Real Estate Loans: This portfolio is mostly comprised of loans secured by commercial and residential real estate. The commercial real estate portfolio generally consists of owner-occupied, retail and industrial, office and multi-family properties. Commercial real estate and multi-family loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties securing the loans, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if the borrower is unable to obtain or renew leases for the underlying premises, the borrower’s ability to repay the loan may be impaired. Residential real estate is comprised of residential mortgages, primarily jumbo mortgages and home equity lines of credit to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage.

Construction Loans: Our construction loan portfolio is comprised of investor-developed and owner-occupied properties and single-family residential development properties. In addition, this category includes loans for the construction of commercial buildings, which are primarily income-producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to a third party or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Installment Loans to Individuals and Other Consumer Loans: This category includes miscellaneous consumer loans including overdraft protection and lines of credit. Consumer loans may be unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which we can recover on such loans.

Agriculture Loans: Our agriculture land-secured portfolio is comprised primarily of real estate loans to working farms in counties within our geographic footprint. Our agriculture operating loan portfolio is comprised of operating loans to working farms in the same counties. Repayments on agricultural mortgage loans are substantially dependent on the successful operation or management of the farm property collateralizing the loan, which is affected by many factors, including weather and changing market prices, which are outside of the control of the borrower. Payments on agricultural operating loans are dependent on the successful operation or management of the farm property for which the operating loan is generally utilized. Such loans are similarly subject to farming-related risks, including adverse weather conditions and changing market prices.

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

Our Philosophy and Strategy

We have established a philosophy of relationship banking; offering a broad array of personalized financial products with highly responsive and exceptional customer service. We are a community bank that serves Colorado by providing sound financial solutions to customers through experienced, engaged and empowered employees. Our vision statement expands on this by stating that we want to be recognized as a trusted financial partner where customers experience exceptional service, employees are proud to work, stockholders value their investment and our communities prosper.

Our strategy to build a profitable, community-banking franchise along the Colorado Front Range spanning from Castle Rock to Fort Collins has not changed over the past several years. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing. As a locally managed banking institution, we believe we are able to react more quickly to customers’ needs and provide a superior level of customer service compared to larger regional and super-regional banks.

Our Principal Markets

We operate 27 branches and one investment advisory firm, located throughout Colorado’s Front Range, including the Denver metropolitan area. The region includes the counties of Adams, Arapahoe, Boulder, Broomfield, Denver, Douglas, Jefferson, Larimer and Weld. Colorado’s Front Range has a regional economy that is a diverse mix of advanced technology, tourism, manufacturing, service firms, government, education, retail, small business, construction and agriculture.

Business Concentrations

Management does not consider any individual account or single group of related accounts material in relation to our total assets or in relation to the overall business of the Company. Approximately 71% of our loan portfolio held for investment at December 31, 2013 consisted of real estate-related loans, including construction loans, mini-perm loans, commercial owner-occupied real estate loans and jumbo mortgage loans. Geographically, our business activities are primarily focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the commercial and residential real estate markets.

Competition

The banking business in Colorado is highly competitive. The market is characterized by a number of large financial institutions each with a large number of offices and numerous small to moderate-sized community banks and credit unions. In addition, non-bank entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with brokerage firms, investment advisors, money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including online banking services and personal finance software. Additionally, we expect competition to intensify among financial services companies due to the recent acquisition of failed institutions within our market area by other competing, out-of-state financial institutions. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates and the terms that we must offer on our products to remain competitive in the marketplace. In order to compete in our primary service area, we utilize to the fullest extent possible the flexibility that our community bank status permits, including providing an emphasis on specialized services, local promotional activity and personal contacts.

Technological innovation continues to increase competition in financial services markets. For example, technology has made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to those offered as traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (ATMs), debit cards, point-of-sale transactions, automated clearing house transactions (ACH), remote deposit, mobile banking via telephone or wireless devices and in-store branches.

Consolidation in the financial services industry and the resulting economies of scale has placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow out-of-state banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us.

Economic factors, along with legislative and technological changes, continue to impact the competitive environment within the financial services industry. As the Company is an active participant in financial markets, we strive to anticipate and adapt to dynamic competitive conditions, but we cannot provide assurance as to the impact of such changes on our future business, financial condition, results of operations or cash flows nor can we provide assurances as to our ability to continue to anticipate and adapt to changing conditions.

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the “FDIC”), the Colorado Division of Banking (the “CDB”), the Internal Revenue Service, the Consumer Financial Protection Bureau (the “CFPB”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the State of Colorado have created several largely autonomous regulatory agencies that oversee, and have enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for the entities’ respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the stockholders and creditors. The following summarizes some of the materially relevant laws, rules and regulations governing banks and bank holding companies, including the Company and the Bank, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies or the Company or the Bank. The descriptions are qualified in their entirety by reference to the specific statutes, regulations and policies discussed. Any change in applicable laws, regulations or regulatory policies may have a material effect on our businesses, operations and prospects. We are unable to predict the nature or extent of the effects that economic controls or new federal or state legislation may have on our business and earnings in the future.

Regulatory Agencies

Guaranty Bancorp is a legal entity separate and distinct from its bank subsidiary, Guaranty Bank. As a bank holding company, Guaranty Bancorp is regulated under the BHC Act and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. Guaranty Bancorp is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Guaranty Bancorp is listed on The NASDAQ Global Select Market (“Nasdaq”) under the trading symbol “GBNK,” and is subject to the rules of Nasdaq for listed companies.

As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the CDB. As a member of the Federal Reserve System, the Bank is also subject to supervision, periodic examination and regulation by the Federal Reserve Bank of Kansas City, or the Federal Reserve. The deposits of the Bank are insured by the FDIC up to certain established limits.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implemented and continues to implement significant changes to the regulation of the financial services industry, including provisions that, among other things:

•         Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the CFPB, with broad rulemaking, supervisory and enforcement authority with respect to a wide range of consumer protection laws that generally apply to all banks and thrifts. Smaller financial institutions, including the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

•         Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve Board issued final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the Federal Reserve Board issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. Although we are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the holding company or the Bank, as we generally do not engage in the businesses prohibited by the Volcker Rule.

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

Sound banking practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,000,000 for each day the activity continues.

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

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

The Company is also subject to the Change in Bank Control Act of 1978 (the “Control Act”) and related Federal Reserve Board regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held and some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company’s securities, or who proposes to acquire actual control, must provide the Federal Reserve Board with at least 60 days prior written notice of the acquisition. The Federal Reserve Board may disapprove a proposed acquisition if (i) it would result in adverse competitive effects, (ii) the financial condition of the acquiring person might jeopardize the target institution’s financial stability or prejudice the interests of depositors, (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public, or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve Board. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire “control”, as those terms are defined in the BHC Act and Federal Reserve Board regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve Board’s prior approval under the BHC Act to become a bank holding company.

Dividends. Dividends from the Bank are the holding company’s principal source of cash revenues. Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the holding company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

In 2009, the Federal Reserve Board issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve Board stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a bank holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a bank holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve Board further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Additionally, as discussed above, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries with which it can prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies.

Stock Redemptions and Repurchases. It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed above under “Dividends”. The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies that are experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, whether through acquisitions or through organic growth and new activities, generally also must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

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

Transactions with Affiliates. The holding company and the Bank are considered “affiliates” of each other under the Federal Reserve Act, and transactions between such affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the FDIC. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2013 and 2012, see the discussion under the section captioned “Capital” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 —Regulatory Capital Matters in “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

The federal bank regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

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

In response to the economic and financial industry crisis that began in 2008, the Basel Committee on Banking Supervision and their oversight body - the Group of Central Bank Governors and Heads of Supervision (GHOS) — set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III will strengthen existing capital requirements and introduce a global liquidity standard. In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements. Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve Board, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline. In July 2013, the Federal Reserve Board, the FDIC and OCC issued two final interim rules to implement the Basel III capital reforms and the rules will be phased-in beginning in 2014 and 2015, depending on the size of the financial institution. For more on Basel III and its potential effect on us, see item 1A “Risk Factors”. We have computed our projected regulatory capital ratios on a pro forma basis under Basel III. We continue to evaluate the impact of the final interim rules on both Guaranty Bancorp and Guaranty Bank and plan for the implementation of the rules’ provisions in January 2015.

Banking Regulations Applicable to Guaranty Bank

Branching. Colorado state law provides that a Colorado-chartered bank can establish a branch anywhere in Colorado provided that the branch is approved in advance by the CDB. The branch must also be approved by the Federal Reserve. The approval process takes into account a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act also reduced any significant barriers to interstate branching.

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

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, (“the DIF”), of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

In 2010, the Dodd-Frank Act revised certain statues governing the FDIC’s management of the DIF. Among other things, the Dodd-Frank Act (1) raised the minimum fund reserve ratio from 1.15% to 1.35%, (2) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (3) eliminated the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (4) removed the 1.5% cap on the reserve ratio, (5) granted the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (6) changed the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC set the minimum reserve ratio at 2.00%. In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (1) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (2) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (3) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. On February 7, 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, and changing the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The current annualized assessment rate is 6.8 basis points and the rate is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

The enactment of the Emergency Economic Stabilization Act of 2008 then-temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and in July of 2010, the Dodd-Frank Act made the increased coverage amount permanent.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“the CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

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

Concentration in Commercial Real Estate Lending. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2013, the Bank’s CRE 1 Concentration level was 59 percent and the Bank’s CRE 2 Concentration level was 296 percent. Additionally, the Bank’s non-owner occupied real estate portfolio increased by only 5.3% in the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

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

Examinations. The Bank is examined from time to time by its primary federal banking regulator, the Federal Reserve, and the CDB and is charged for the cost of such an examination. Depending on the results of a given examination, the Federal Reserve and the CDB may revalue the Bank’s assets and require that the Bank establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

Financial Privacy. In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions over the last decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

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

In addition, in 2010 the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than they would be charged were they not to encourage risky behavior. In February 2011, the federal financial regulators issued joint proposed regulations to implement the Dodd-Frank Act requirement that the federal financial regulators prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risks. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Changing Regulatory Structure and Future Legislation and Regulation

From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the regulatory system governing financial institutions. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

Monetary Policy and Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, can have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. The Federal Reserve Board’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the Bank’s business and earnings cannot be predicted.

Employees

At December 31, 2013, we employed 374 employees, including 349 full-time employees and 25 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call our “Code of Business Conduct and Ethics”, is available on our corporate website, www.gbnk.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Corporate Risk Committee and Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is available on our corporate website.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that management believes affect our business and an investment in our common stock. You should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial also may become important factors that affect us and our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, our financial condition, results of operations or cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business

Our loan portfolio exposes us to credit risk.

There are inherent risks associated with our lending activities and we seek to mitigate these risks by adhering to conservative underwriting practices.  Although we believe that our underwriting practices are appropriate for the various kinds of loans we make, we may nevertheless incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Although conditions have begun to improve, difficult economic conditions over the past several years and the resulting effects on the real estate market have caused many lending institutions, including us, to experience a substantial decline in the performance of their loans. This decline has been widespread and has encompassed a wide variety of loans. Likewise, the value of collateral supporting many of these loans declined over the past several years and, despite recent signs of market improvement, there can be no assurance that these values will continue to improve. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

We make both secured and unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, other types of collateral securing commercial loans are more difficult to monitor, their values are harder to ascertain, their values may depreciate more rapidly and they may not be as readily saleable if repossessed. Further, commercial loans secured by collateral other than real estate are generally serviced from the operations of the business, which may not be successful, while commercial real estate loans generally will be serviced from the income on the properties securing the loans. If the Bank’s commercial loan portfolio increases, the corresponding risks and potential for losses from these loans will also increase.

We are subject to interest rate risk, and fluctuations in interest rates may adversely affect our financial condition and results of operations.

The majority of our assets are monetary in nature. As a result, our earnings and cash flows are largely dependent upon our net interest income which is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the policies and actions of the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this report for further discussion related to our management of interest rate risk.

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

Negative developments in the financial services industry during 2008-2011 resulted in uncertainty in the financial markets in general and an economic recession. As a consequence of the recession, businesses across a wide range of industries faced numerous challenges, including decreases in consumer spending, consumer confidence and credit market liquidity. While conditions have gradually improved, many of these circumstances continue to represent challenges and continue to create a degree of economic uncertainty.

As a result of these financial and economic crises, many lending institutions, including us, experienced in recent years declines in the performance of their loans. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and may decline further. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Negative economic developments, including another recession, may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Although economic conditions in Colorado and in the U.S. in general have recently shown signs of improvement, there can be no assurances that the economic environment will continue to improve in the near or loan term. Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 59% of capital at December 31, 2013 as compared to 57% of capital at December 31, 2012. Further, the Bank’s total reported commercial real estate loans to total capital is 296% at December 31, 2013, as compared to 278% of capital at December 31, 2012. These ratios are below the regulatory commercial real estate concentration guideline levels of 100% for land and construction loans and 300% for all investor real estate loans. Additionally, the Bank’s non-owner occupied real estate portfolio increased by only 5.3% in the preceding 36 months. As a result, we have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

Although our concentrations currently fall below the regulatory guidelines, there is no assurance that in the future we will continue to exceed the levels set forth in these guidelines and may be required to take additional steps to mitigate our potential concentration risk or be required to raise additional capital in order to further reduce our risk. In addition, if we are considered to have a concentration in commercial real estate lending under the foregoing standards in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs as well as potential regulatory enforcement action.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown

In 2013, the FDIC, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.

We continue to hold and acquire other real estate owned (“OREO”) properties, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for a number of our loans as part of our business. The balance as of December 31, 2013 was comprised of 12 separate properties with an aggregate carrying value of $4.5 million, of which $2.9 million is land and $1.6 million is commercial real estate, including multi-family units. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

Our provision for loan losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings and results of operations.

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans and that the collateral securing the payment of a particular loan may be insufficient to fully compensate for the outstanding balance of the loan and the costs to dispose of the underlying collateral. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within our existing portfolio of loans. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The level of the allowance reflects management’s ongoing evaluation of specific credit risks, loan loss experience, loan portfolio quality, economic conditions, loan industry concentrations, and other potential but unidentifiable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, future trends, and general economic conditions, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Likewise, increases in nonperforming loans have a significant impact on our allowance for loan losses. If the real estate values decline, we could experience increased delinquencies and credit losses, particularly with respect to commercial real estate loans. Likewise, if management’s assumptions prove to be incorrect or if we experience significant loan losses in future periods, our current level of allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material change to the allowance could cause net income and possibly capital to decrease.

In addition, federal and state regulators periodically review our allowance for loan losses and may require management to increase its provision for loan losses or recognize further charge-offs, based on judgments different than those of the Bank’s management. An increase in our allowance for loan losses or charge-offs as required by these regulatory agencies could have a material adverse effect on the Bank’s operating results and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities or loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely primarily on commercial and retail deposits and to a lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank (“FHLB”) and other secured and unsecured borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized”, we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be restricted.

Our deposit insurance premiums could increase in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at certain financial institutions, including the Bank and charges insured financial institutions a premium to maintain the DIF at a certain level. Economic conditions in recent years have increased bank failures, in which case the FDIC ensures payments of deposits up to insured limits from the DIF.

In 2011, the FDIC implemented new rules required by the Dodd-Frank Act with respect to the FDIC assessments. In particular, the definition of an institution’s deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively. At December 31, 2013, the Bank’s total assessment rate was approximately seven basis points. Although the Bank’s FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

In addition, the FDIC may terminate an institution’s deposit insurance if it determines that the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In the case of a Colorado-chartered bank, the termination of deposit insurance would result in the revocation of its charter.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In addition, we may elect to raise additional capital to support our business or to finance acquisitions.

Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of investors, the Bank’s depositors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, its liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

The market for some of the investment securities held in our portfolio has been volatile over the past several years. Volatile market conditions may quickly and detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks associated with their ownership. There can be no assurance that declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The lack of soundness of other financial institutions could adversely affect us

Our ability to engage in routine funding transactions could be adversely affected by the actions and lack of commercial soundness of other financial institutions. The businesses of many financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition or results of operations.

Our tax position could change periodically, which could adversely affect our income tax position. In addition, our net operating loss carryforwards and built-in losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

The Company may experience negative or unforeseen tax events. At December 31, 2013, the Company had a net deferred tax asset of $16,681,000, which includes the net unrealized gain on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. As a result, the Company had no valuation allowance as of December 31, 2013. Any change in deferred tax assets and liabilities could have a material adverse impact on the Company’s results of operations and financial condition.

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

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation, supervision and examination. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the CDB, the FDIC, the Federal Reserve Board, other state or federal regulators, the U.S. Congress or the Colorado legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, compliance with these regulations and laws may increase our costs and limit our ability to pursue business opportunities.

The regulation to which we are subject and supervision limits the activities in which we may permissibly engage along with our lending practices, capital structure, investment practices, dividend policy and growth. The purpose of regulation and supervision is primarily to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than our stockholders.

The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers under banking regulations, as well as under various consumer protection and civil rights laws. Regulators may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Proposed and final regulations could restrict our ability to originate loans.

The CFPB has issued a rule designed to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•            excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•            interest-only payments;

•            negative-amortization; and

•            terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages and similar rules could limit our ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit our growth or profitability.

We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, correspondents or other third parties.

We rely heavily upon information supplied to us by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, we may fund a loan that we would not have otherwise funded or we may fund a loan on terms that we would not have otherwise extended. Whether a misrepresentation is made by the applicant or by another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentation are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer.

Our profitability depends significantly on economic conditions in the Colorado Front Range.

Our success depends significantly on the general economic conditions in the counties in which we conduct business and where our loans are concentrated. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Front Range of Colorado, which includes the Denver metropolitan area. The local economic conditions in our market area have a significant impact on our loans, the ability of our borrowers to repay those loans and the value of the collateral securing these loans. Accordingly, if the population or income growth along the Colorado Front Range is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of our expansion, growth and profitability. If our market area experiences a downturn or a recession for a prolonged period of time, we could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

In view of the concentration of our operations and the collateral securing our loan portfolio in Colorado’s Front Range, we may be particularly susceptible to the effects not only of national-level events such as recession and war but also more local calamities such as natural disasters and fluctuations in the local economy. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A downturn in our real estate markets along the Colorado Front Range could hurt our business.

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2013, approximately 71% of the book value of our loan portfolio consisted of real estate loans, substantially all of which are secured by properties located in Colorado. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As a result of decreased collateral values, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans and a corresponding material adverse effect on our business, results of operations and financial condition. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could also adversely affect our business, results of operation and financial condition.

The small to medium-sized businesses to which we lend may have fewer financial resources to weather a downturn in the economy, which could materially harm our operating results.

We serve the banking and financial services needs of small and medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive industry and market area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger than us and may have more financial resources available to them. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, investment advisers, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Additionally, we expect competition to intensify among financial services companies due to the recent acquisition of failed institutions in our market area by competing, out-of-state financial institutions. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. The process of eliminating banks as intermediaries, or “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints than we do and may have lower cost structures than ours. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

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

We rely on dividends from the Bank to pay our expenses and fund our dividends.

Because we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues and to fund our expenses. Our ability to pay dividends to our stockholders therefore depends in large part upon our receipt of dividends or other capital distributions from the Bank.

Various federal and state regulations limit the Bank’s payment of dividends, management fees and other distributions to the Company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve and the CDB prior to payment of a dividend to the Company.

Further, we may from time to time enter into financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the Bank from declaring or paying dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” for more information on these restrictions.

We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of and customer relationships developed by our management and personnel. In particular, our success is highly dependent upon the capabilities of our senior executive management. We believe that our management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business. To mitigate the potential impact of a loss of key personnel, the Company has a management succession plan to ensure that it has a process in place to replace the lost personnel.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to a variety of operational risks, the manifestation of any one of which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders and the risk of unauthorized transactions or operational errors by employees, including clerical or record-keeping errors or errors resulting from faulty or disabled computer or telecommunications systems.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these risks could diminish our ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which in turn could materially and adversely affect our business, financial condition and results of operations.

Our operations rely on external vendors.

We rely on external vendors to provide certain products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service agreements. The failure of external vendors to perform in accordance with the contractual terms of a service agreement because of changes in a vendor’s organization structure, financial condition, support for existing products and services or strategic focus or for any other reason could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Additionally, we outsource our data processing to an external vendor. If this vendor encounters difficulties or if we have difficulty in communicating with the vendor, it will significantly affect our ability to adequately process and account for customer transactions, which would in turn significantly affect our ability to conduct our business operations. Furthermore, a breach of the vendor’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals and merchant data collection points provide another source of potential loss, again through no fault of our own. Liability arising from such a security breach or fraud attack could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse effect on our results of operations, financial condition and cash flows.

We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Moreover, any such failures, interruptions or security breaches of our information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We continually encounter technological change.

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

We are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether or not customer claims and legal action related to our performance of our fiduciary responsibilities are founded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to identify and acquire other financial institutions and successfully integrate our acquired businesses, our business and earnings may be negatively affected.

The market for acquisitions remains highly competitive, and we may be unable to find acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost.

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our inability to find suitable acquisition candidates and failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose on and take title to properties securing certain loans and could be subject to environmental liabilities with respect to these properties. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation costs and clean-up costs incurred by these parties in connection with the environmental contamination, or we may be required to investigate or clean up the hazardous or toxic substances. The costs associated with investigation or remediation activities could be substantial. Further, the discovery or presence of hazardous or toxic substances may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Risks Related to Our Common Stock

An investment in our common stock is not an insured deposit.

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

Concentrated ownership of our stock may discourage a change in control and have an adverse effect on the share price of our voting common stock and also can influence stockholder decisions.

As of February 13, 2014, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 59.1% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

The trading volume in our voting common stock is less than that of other larger financial services companies.

Although our voting common stock is listed for trading on the Nasdaq, its trading volume is generally less than that of other, larger financial services companies, and investors are not assured that a liquid market will exist at any given time for our voting common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace at any given time of willing buyers and sellers of our voting common stock. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our voting common stock, significant sales of our voting common stock, or the expectation of these sales, could cause our stock price to fall.

The holders of our junior subordinated debentures have rights that are senior to those of our stockholders.

We currently have outstanding an aggregate of $25.8 million in junior subordinated debentures in connection with trust preferred securities issuances by our statutory trust subsidiaries. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. Additionally, the Company has the right to defer periodic distributions on the junior subordinated debentures (and the related trust preferred securities) for up to 60 months, during which time the Company would be prohibited from paying dividends on its common stock. The Company’s ability to pay the future distributions depends upon the earnings of the Bank and the dividends from the Bank to the Company, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, we had a total of 27 branch office properties, 20 of which we owned and seven of which we leased. In addition we have a single leased office, housing our investment advisory firm. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp’s and Guaranty Bank’s principal office is located at 1331 Seventeenth Street, Suite 345, Denver, Colorado 80202.

We consider our properties to be suitable and adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process, including appeals, arising from transactions conducted in the ordinary course of business. Management believes, after consultations with legal counsel that it is not probable that the outcome of current legal actions will result in a liability that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our voting common stock is traded on the Nasdaq under the symbol “GBNK”. In addition to our voting common stock, we have 1,019,000 shares of non-voting common stock issued and outstanding on a post-split basis. There is no established public trading market for our non-voting common stock. The table below sets forth the high and low sales prices per share of our voting common stock as reported by Nasdaq for each quarter in the preceding two fiscal years.

	Sales Prices (1)
	High	Low	Close
Year/Quarter:
2013
Fourth quarter	$15.58	$12.69	$14.05
Third quarter	13.79	11.13	13.69
Second quarter	12.10	10.00	11.35
First quarter	10.95	9.55	10.50
2012
Fourth quarter	$10.40	$7.70	$9.75
Third quarter	11.85	9.15	10.10
Second quarter	11.15	8.40	10.45
First quarter	10.25	7.00	9.95

(1) Share prices have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

On February 13, 2014, the closing price of our voting common stock on Nasdaq was $13.63 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 200 record holders of our voting common stock and one record holder of our non-voting common stock.

Dividends

Our Board of Directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future is at the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant. During 2013 the Company paid stockholder dividends aggregating to seven and one-half cents per share. These dividends were paid at the level of two and one-half cents per share, per quarter, in May, August and November 2013. On February 4, 2014 the Company’s Board of Directors declared a quarterly stock dividend of 5 cents per share, payable on February 25, 2014 to stockholders of record on February 18, 2014. Prior to May 2013 the Company had never paid dividends to its common stockholders.

Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from the Bank for a substantial portion of our revenues. For further information on dividend restrictions affecting the Company and the Bank, refer to the discussion in the sub-sections titled “Bank Holding Company Regulations Applicable to Guaranty Bancorp-Dividends” and “Banking Regulations Applicable to Guaranty Bank-Dividends” in Item 1, Business-Supervision and Regulation, and under Note 2(v) included in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data”.

Under the terms of our trust preferred securities, including our related subordinated debentures, issued on June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the trust preferred securities (for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2013:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	Amended & Restated 2005 Stock Incentive Plan (1)	—	(2)(5)	—	931,384	(3)(4)(5)
Equity compensation plans not approved by security holders	None	—		—	—
		—		—	931,384

(1) The Amended & Restated 2005 Stock Incentive Plan (the “Incentive Plan”) was approved by the stockholders of the Company at our 2010 Annual Meeting of Stockholders.

(2) Does not include the 386,525 voting shares of unvested stock grants outstanding as of December 31, 2013.

(3) The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 1,700,000 shares. The number of shares remaining available for future issuance has been reduced by 768,616 shares, which represents the number of vested shares and the number of unvested shares of time-based and performance stock awards outstanding at December 31, 2013.

(4) All of the 931,384 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

(5) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

Repurchases of Common Stock

See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company’s receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. During 2013, there was no publicly announced plan to repurchase stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our voting common stock during the fourth quarter of 2013.

	Total Shares	Average Price
	Purchased (1) (2)	Paid per Share
October 1 to October 31, 2013	249	$13.97
November 1 to November 30, 2013	3,697	14.07
December 1 to December 31, 2013	10,740	14.05
	14,686	$14.05

(1)       These shares relate to the net settlement by employees related to vested, restricted stock awards. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

(2)       Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

Performance Graph

Our voting common stock trades on the Nasdaq under the symbol “GBNK”. The following graph shows a comparison from December 31, 2008 through December 31, 2013 of the cumulative total return for the Company’s voting common stock, the Nasdaq Stock Market (U.S.) Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for GBNK voting common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Bank Stocks Index assumes reinvestment of dividends. The total return on the Company’s voting common stock and on each of the comparison indices is determined based on the total return on investment under the assumption that a $100 investment was made on December 31, 2008.

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
GBNK	$100	$66	$71	$74	$98	$141
NASDAQ (U.S.) Index	100	145	172	170	200	280
NASDAQ Bank Stocks Index	100	99	110	82	110	151

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial and statistical information for each of the years in the five-year period ended December 31, 2013. This data should be read in conjunction with our audited consolidated financial statements and related “Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data.”

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share data and ratios)
Consolidated Statement of Income (Loss) Data:
Interest income	$70,638	$69,565	$74,313	$87,937	$97,155
Interest expense	7,068	9,154	14,419	23,582	34,382
Net interest income	63,570	60,411	59,894	64,355	62,773
Provision (credit) for loan losses	296	(2,000)	5,000	34,400	51,115
Net interest income after provision for loan losses	63,274	62,411	54,894	29,955	11,658
Noninterest income	13,799	13,591	13,945	8,102	10,379
Noninterest expense	56,688	64,114	62,487	75,686	70,405
Income (loss) before income taxes	20,385	11,888	6,352	(37,629)	(48,368)
Income tax expense (benefit)	6,356	(3,171)	—	(6,290)	(19,161)
Net income (loss)	$14,029	$15,059	$6,352	$(31,339)	$(29,207)

Preferred stock dividends	—	—	(19,806)	(5,624)	(1,389)
Net income (loss) applicable to common stockholders	$14,029	$15,059	$(13,454)	$(36,963)	$(30,596)

Common Share Data:
Basic earnings per common share (1)	$0.67	$0.72	$(1.04)	$(3.58)	$(2.98)
Diluted earnings per common share (1)	$0.67	$0.72	$(1.04)	$(3.58)	$(2.98)
Dividends declared per common share	$0.08	$—	$—	$—	$—
Book value per common share (1)	$8.89	$8.89	$8.11	$8.91	$12.60
Weighted average common shares outstanding-basic (1)	20,867,064	20,786,806	12,988,346	10,334,256	10,275,672
Weighted average common shares outstanding-diluted (1)	20,951,237	20,878,251	12,988,346	10,334,256	10,275,672
Common shares outstanding at end of period (1)	21,303,707	21,169,521	21,087,324	10,705,990	10,590,541

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share data and ratios)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,077	$163,217	$109,225	$141,465	$234,483
Time deposits with banks	—	8,000	—	—	—
Total investments	442,300	458,923	386,141	418,668	248,236
Net loans (including loans held for sale)	1,299,419	1,133,607	1,063,479	1,171,711	1,477,479
Total assets	1,911,032	1,886,938	1,689,668	1,870,052	2,127,580
Deposits	1,528,457	1,454,756	1,313,786	1,462,351	1,693,290
Debt	180,058	218,442	168,033	234,591	228,593
Stockholders’ equity	189,394	188,200	171,011	160,283	192,638

Selected Other Balance Sheet Data:
Average assets	1,863,578	1,749,115	1,768,932	1,992,022	2,054,285
Average earning assets	1,755,693	1,644,898	1,658,683	1,854,030	1,926,117
Average stockholders’ equity	189,534	179,300	165,801	190,626	178,411

Selected Financial Ratios:
Return on average assets (a)	0.75%	0.86%	0.36%	(1.57)%	(1.42)%
Return on average equity (b)	7.40%	8.40%	3.83%	(16.44)%	(16.37)%
Net interest margin (c)	3.62%	3.67%	3.61%	3.47%	3.26%
Efficiency ratio (tax equivalent) (d)	66.79%	77.05%	77.75%	92.84%	87.67%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	1.04%	1.78%	3.30%	6.13%	5.02%
Nonperforming loans to loans, net of unearned loan fees	1.17%	1.20%	2.44%	7.53%	4.55%
Allowance for loan losses to total loans, net of unearned loan fees, held for investment	1.59%	2.17%	3.16%	3.91%	3.42%
Allowance for loan losses to nonperforming loans, held for investment	135.73%	180.67%	129.30%	60.64%	87.08%
Net charge-offs to average loans, held for investment	0.36%	0.68%	1.57%	2.86%	2.62%

(a)         Return on average assets is determined by dividing net income (loss) by average assets.

(b)         Return on average stockholders’ equity is determined by dividing net income (loss) by average stockholders’ equity.

(c)          Net interest margin is determined by dividing net interest income by average interest-earning assets.

(d)         Efficiency ratio is determined by dividing total noninterest expense less intangible amortization expense, by an amount equal to net interest income plus noninterest income, plus incremental tax benefit from tax exempt bonds and bank-owned life insurance.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “could”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements and the lack of such an identifying word does not necessarily indicate the absence of a forward-looking statement.

Forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control, that may cause actual results to differ materially from those discussed in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

•                  Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint rule by the Federal Reserve Board, the OCC, and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

•                  Increases in the level of nonperforming assets and charge-offs and the deterioration of other credit quality measures, and their impact on the adequacy of the Bank’s allowance for loan losses and provision for loan losses.

•                  Changes in sources and uses of funds, such as loans, deposits and borrowings, including the ability of the Bank to retain and grow core deposits, to purchase brokered deposits and to maintain unsecured federal funds lines and secured lines of credit with correspondent banks.

•                  The effects of inflation and interest rate, securities market and monetary supply fluctuations.

•                  Political instability, acts of war or terrorism and natural disasters.

•                  Our ability to develop and promote customer acceptance of new products and services in a timely manner and customers’ perceived overall value of these products and services by customers.

•                  Changes in consumer spending, borrowings and savings habits.

•                  Competition for loans and deposits and failure to attract or retain loans and deposits.

•                  Changes in the financial performance or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and the terms of other credit agreements.

•                  Our ability to receive regulatory approval for the Bank to declare and pay dividends to the holding company.

•                  Our ability to acquire, operate and maintain cost effective and efficient systems.

•                  The timing, impact and other uncertainties of any future acquisitions, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations and the ability to enter new markets successfully and capitalize on growth opportunities.

•                  Our ability to successfully implement changes in accounting policies and practices, adopted by regulatory agencies, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•                  The loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

•                  The costs and other effects resulting from changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, increases in FDIC insurance premiums, the commencement of legal proceedings or regulatory or other governmental inquiries, and our ability to successfully undergo regulatory examinations, reviews and other inquiries.

•                  Other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the SEC.

Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of an investment advisory firm, Private Capital Management LLC (“PCM”).

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services include accepting time and demand deposits and originating real estate loans (including construction loans), commercial loans (including energy loans), SBA guaranteed loans and consumer loans.  The Bank and PCM also provide wealth management services, including private banking, investment management, jumbo mortgage loans and trust services.  We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment advisory services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Application of Critical Accounting Policies and Accounting Estimates

Our accounting policies are integral to understanding our reported financial results. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies that we believe are critical or involve significant management judgment.

Allowance for Loan Losses

Our loan portfolio represents the largest category of assets on our balance sheet. We estimate probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio and is increased by the provision for loan losses charged to expense and reduced by credit provisions and loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, we adjust the allowance for loan losses accordingly.

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when the present value of expected cash flows or value of underlying collateral does not support the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates by portfolio segment to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, management continually assesses the risk profile of our loan portfolio and adjusts it when appropriate. Despite the fact that we have these preventative procedures in place, there still exists the possibility that our assessment could prove to be incorrect and thus require an immediate adjustment to the allowance for loan losses.

We estimate the appropriate level of loan loss allowance by conducting a detailed review of the three portfolio segments which comprise our loan portfolio. Loans in the same portfolio segment would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The risk profile of certain segments of the loan portfolio may be improving, while the risk profile of others may be deteriorating. As a result, an increase in the appropriate level of the allowance for one segment may offset a decrease for another. Adjustments to the allowance represent the aggregate impact from the analysis of each of our portfolio segments.

Other Real Estate Owned and Foreclosed Assets

Other real estate owned (“OREO”) or other foreclosed assets acquired through loan foreclosure or loan settlement agreement are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment, if any, at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the OREO or foreclosed asset could differ from the original estimate. If it is determined that the fair value declines subsequent to foreclosure, the valuation allowance is adjusted through a charge to noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of OREO and foreclosed assets are netted and recognized in noninterest expense.

Investment in Securities

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

This discussion has highlighted those accounting policies that we consider to be critical to our financial reporting process. However, all the accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 2 contained in “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data”, to gain a better understanding of how our financial performance is measured and reported.

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for the periods indicated:

Table 1

				Change
	Year Ended December 31,			Favorable (Unfavorable)
	2013	2012	2011	2013 v 2012	2012 v 2011
	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$70,638	$69,565	$74,313	$1,073	$(4,748)
Interest expense	7,068	9,154	14,419	2,086	5,265
Net interest income	63,570	60,411	59,894	3,159	517
Provision for loan losses	296	(2,000)	5,000	(2,296)	7,000
Net interest income after provision for loan losses	63,274	62,411	54,894	863	7,517
Noninterest income	13,799	13,591	13,945	208	(354)
Noninterest expense	56,688	64,114	62,487	7,426	(1,627)
Income before income taxes	20,385	11,888	6,352	8,497	5,536
Income tax expense (benefit)	6,356	(3,171)	—	9,527	3,171
Net income	$14,029	$15,059	$6,352	$(1,030)	$8,707
Net income (loss) applicable to common stockholders	$14,029	$15,059	$(13,454)	$(1,030)	$28,513

Common Share Data:
Basic earnings per common share (1)	$0.67	$0.72	$(1.04)	$(0.05)	$1.76
Diluted earnings per common share (1)	$0.67	$0.72	$(1.04)	$(0.05)	$1.76
Average common shares outstanding (1)	20,867,064	20,786,806	12,988,346	80,258	7,798,460
Diluted average common shares outstanding (1)	20,951,237	20,878,251	12,988,346	72,986	7,889,905

Average equity to average assets	10.17%	10.25%	9.37%	(0.8)%	9.4%
Return on average equity	7.40%	8.40%	3.83%	(11.9)%	N/M
Return on average assets	0.75%	0.86%	0.36%	(12.8)%	N/M
Dividend payout ratio	11.16%	—%	—%	N/M	N/M

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

N/M=not meaningful

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 v 2012	2012 v 2011
Selected Balance Sheet Ratios:
Total risk-based capital to risk-weighted assets	14.96%	16.27%	16.33%	(8.1)%	(0.4)%
Leverage ratio	11.49%	11.93%	12.12%	(3.7)%	(1.6)%
Loans(1), net of unearned loan fees to deposits	86.36%	79.65%	83.59%	8.4%	(4.7)%
Allowance for loan losses to loans(1), net of unearned loan	1.59%	2.17%	3.16%	(26.7)%	(31.3)%
Allowance for loan losses to nonperforming loans	135.73%	180.67%	129.30%	(24.9)%	39.7%
Classified assets to allowance and Tier 1 capital (2)	12.74%	25.16%	36.14%	(49.4)%	(30.4)%
Noninterest bearing deposits to total deposits	36.92%	38.78%	34.29%	(4.8)%	13.1%
Time deposits to total deposits	11.78%	13.16%	15.53%	(10.5)%	(15.3)%

(1)  Loans held for investment

(2)  Based on Bank only Tier 1 capital

2013 Compared to 2012

The Company’s net income for 2013 declined by $1.0 million to $14.0 million compared to $15.1 million for the year ended December 31, 2012. Earnings per basic and diluted common share declined to $0.67 for the year ended December 31, 2013 as compared to $0.72 for the year ended December 31, 2012. Share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

The decrease in net income in 2013, as compared to 2012, was primarily due to a $9.5 million increase in income tax expense, due to the absence of a provision for income taxes in the first half of 2012 and the related valuation allowance reversal effective June 30, 2012; a $2.3 million increase in the provision for loan losses; and a $2.5 million decrease in gains recognized from the sale of securities. These fluctuations were mostly offset by a $3.2 million increase in net interest income, which reflects improvements in both interest income and interest expense as discussed below; a $1.2 million increase in investment management and trust fees, attributable to growth in investment management and trust fees; a $0.5 million increase in gains on the sale of SBA loans, due to an increased volume of loan sales; a $0.4 million increase in earnings on bank-owned life insurance (“BOLI”) contracts, attributable to the first quarter 2013 purchase of $15.0 million in BOLI; a $0.8 million increase in customer service fees; a $5.5 million reduction in OREO related expenses, primarily resulting from an increase in net gains recognized upon the disposition of OREO; and a $2.8 million reduction in branch-related impairment charges, due to the closure of two owned branch facilities in 2012.

The Company had a deferred tax asset valuation allowance of $6.6 million at December 31, 2011. In June 2012 the remaining valuation allowance of $5.7 million was reversed based on the Company’s determination that it was more likely than not that the entire deferred tax asset would be realized. The Company resumed the accrual of income tax in the third quarter 2012 at an effective tax rate of 31.5%, and during 2013 the Company recorded income tax at an effective rate of 31.2%

The Company’s total risk-based capital ratio decreased 131 basis points to 14.96% at December 31, 2013 as compared to 16.27% at December 31, 2012 primarily due to the early redemption of $15.0 million in Trust Preferred Securities (“TruPS”) in the first quarter 2013 and an increase in risk-weighted assets mostly attributable to loan growth during 2013.

Credit quality measures continued to improve in 2013, as evidenced by the 49.4% reduction in the classified asset ratio from 25.2% at December 31, 2012 to 12.7% at December 31, 2013.

2012 Compared to 2011

The Company’s net income in 2012 improved by $8.7 million, or 137.1%, to $15.1 million compared to $6.4 million for the year ended December 31, 2011. Earnings per basic and diluted common share improved to $0.72 for the year ended December 31, 2012 as compared to a loss per basic and diluted common share of $1.04 from 2011.  The 2011 loss per common share calculation included a non-cash adjustment of approximately $19.8 million, or $1.52 per basic and diluted common share, related to three quarters of paid-in-kind preferred stock dividends and the mandatory accelerated conversion of the Company’s Series A Convertible Preferred Stock into common stock in September 2011. Share and per share amounts presented reflect the Company’s May 20, 2013 1-for-5 reverse stock split.

The increase in net income in 2012, as compared to 2011, was primarily due to a decline in provision for loan losses of $7.0 million, attributable to continued improvements in credit quality in 2012; the reversal of the deferred tax asset valuation allowance discussed above; and the reduction in interest expense of $5.3 million, mostly due to reductions in deposit rates and the early payoff of several Federal Home Loan Bank (“FHLB”) borrowings in September 2011. These improvements were partially offset by a reduction in interest income of $4.7 million, due to declines in average earning assets yields; an increase in noninterest expense of $1.6 million; and a decrease in noninterest income of $0.4 million. The increase in noninterest expense was due to the net increase in OREO expense of $2.8 million, mostly due to a write-down of $3.0 million on a single property that was sold in January 2013, and the impairment related to the closure of two branches of $2.8 million, offset by a decrease in intangible amortization of $1.0 million and the FHLB prepayment penalty of $2.7 million recorded in 2011.

The Company’s total risk-based capital ratio decreased six basis points to 16.27% at December 31, 2012 as compared to 16.33% at December 31, 2011 primarily due to an increase in total risk-weighted assets of $111.2 million, in conjunction with an increase in total risk-based capital of $17.3 million.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest income	$63,570	$60,411	59,894
Interest rate spread	3.40%	3.37%	3.25%
Net interest margin	3.62%	3.67%	3.61%
Net interest margin, fully tax equivalent	3.72%	3.77%	3.68%

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases while nonaccrued interest thereon, is excluded from the computation of yield earned.

Table 3

	Year Ended December 31,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,237,697	$57,435	4.64%	$1,110,267	$57,326	5.16%
Investment securities (1)
Taxable	391,627	9,432	2.41%	333,977	8,746	2.62%
Tax-exempt	77,703	2,990	3.85%	56,680	2,558	4.51%
Bank Stocks (4)	16,252	664	4.09%	14,583	631	4.33%
Other earning assets	32,414	117	0.36%	129,391	304	0.23%
Total interest-earning assets	1,755,693	70,638	4.02%	1,644,898	69,565	4.23%
Non-earning assets:
Cash and due from banks	13,453			8,373
Other assets	94,432			95,844
Total assets	$1,863,578			$1,749,115

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$319,421	$359	0.11%	$280,153	$453	0.16%
Money market	321,641	977	0.30%	295,613	1,061	0.36%
Savings	107,273	137	0.13%	97,263	145	0.15%
Time certificates of deposit	185,912	1,017	0.55%	194,230	1,219	0.63%
Total interest-bearing deposits	934,247	2,490	0.27%	867,259	2,878	0.33%
Borrowings:
Repurchase agreements	36,357	49	0.13%	41,953	67	0.16%
Federal funds purchased (5)	37	—	0.78%	2	—	0.97%
Subordinated debentures (6)	28,344	1,122	3.96%	45,506	2,882	6.33%
Borrowings	144,692	3,407	2.35%	110,172	3,327	3.02%
Total interest-bearing liabilities	1,143,677	7,068	0.62%	1,064,892	9,154	0.86%
Noninterest bearing liabilities:
Demand deposits	521,876			496,940
Other liabilities	8,491			7,983
Total liabilities	1,674,044			1,569,815
Stockholders’ Equity	189,534			179,300
Total liabilities and stockholders’ equity	$1,863,578			$1,749,115

Net interest income		$63,570			$60,411
Net interest margin			3.62%			3.67%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.72% and 3.77% for the years ended December 31, 2013 and 2012, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2) The loan average balances and yields include nonaccrual loans.

(3) Net loan fees of $1.2 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.

(5) The interest expense related to federal funds purchased for the years ended December 31, 2013 and 2012 rounded to zero.

(6) The year ended December 31, 2012 includes accrued interest, resulting from deferred payments on TruPS.

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

Table 4

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned loan fees	$109	$(6,471)	$6,580
Investment Securities
Taxable	686	(597)	1,283
Tax-exempt	432	(285)	717
Bank Stocks	33	(31)	64
Other earning assets	(187)	102	(289)
Total interest income	1,073	(7,282)	8,355

Interest expense:
Deposits:
Interest-bearing demand and NOW	(94)	(174)	80
Money market	(84)	(197)	113
Savings	(8)	(23)	15
Time certificates of deposit	(202)	(151)	(51)
Repurchase agreements	(18)	(10)	(8)
Federal funds purchased	—	—	—
Subordinated debentures	(1,760)	(877)	(883)
Borrowings	80	(189)	269
Total interest expense	(2,086)	(1,621)	(465)
Net interest income	$3,159	$(5,661)	$8,820

2013 Compared to 2012

For the year ended December 31, 2013, the Company’s net interest income increased by $3.2 million to $63.6 million as compared to $60.4 million for the year ended December 31, 2012. This increase in net interest income during 2013 was attributable to an $8.8 million favorable volume variance partially offset by a $5.7 million unfavorable rate variance.

The favorable volume variance of $8.8 million in 2013 as compared to 2012 was primarily the result of an $8.4 million favorable volume variance related to average earning assets, in addition to a $0.5 million favorable volume variance on interest bearing liabilities. The favorable volume variance in interest earning assets was mostly attributable to a $127.4 million increase in average loan balances in addition to an $80.3 million increase in average investments. The favorable volume variance in interest bearing liabilities was primarily comprised of a $0.9 million favorable volume variance in subordinated debentures, attributable to the March 2013 redemption of $15.0 million in high-cost TruPS and the related subordinated debentures, partially offset by unfavorable volume variances in deposits and borrowings.

The $5.7 million unfavorable rate variance in 2013 as compared to 2012 was the result of an unfavorable rate variance of $7.3 million related to our earning assets, partially offset by a favorable rate variance of $1.6 million related to our interest bearing liabilities. The unfavorable rate variance in earning assets was primarily due to a 52 basis point decline in average loan yields and a 26 basis point decline in average investment yields. The decline in loan yields was primarily due to lower rates on new and renewing loans, which had a more pronounced impact due to the 14% loan growth recognized during 2013, and reflects the extremely competitive interest rate environment.

The average yield on investment securities declined due to the acceleration of prepayments on mortgage-backed securities and early calls on TruPS in addition to a reduction in market interest rates, exacerbated by the $80.3 million increase in average investment balances during the year. The unfavorable rate variance in average earning assets, was partially offset by a 24 basis point decline in our cost of funds during the year, from 0.86% in 2012 to 0.62% in 2013. This decline was mostly due to the March 2013 early redemption of high-cost TruPS and the related subordinated debentures in addition to a four basis point decline in the average cost of our deposits.

As further described under “Borrowings — Subordinated Debentures and Trust Preferred Securities” during March of 2013 we redeemed the CenBank Statutory Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Statutory Trust II issuance of $5.2 million with a fixed rate of 10.2% and paid an aggregate pre-payment penalty of $629,000.

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets interest expense from average interest-bearing liabilities and the resultant yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases while nonaccrued interest thereon, is excluded from the computation of yield earned.

Table 5

	Year Ended December 31,
	2012			2011
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,110,267	$57,326	5.16%	$1,123,619	$59,985	5.34%
Investment securities (1)
Taxable	333,977	8,746	2.62%	334,377	11,277	3.37%
Tax-exempt	56,680	2,558	4.51%	43,972	2,066	4.70%
Bank Stocks (4)	14,583	631	4.33%	16,107	653	4.06%
Other earning assets	129,391	304	0.23%	140,608	332	0.24%
Total interest-earning assets	1,644,898	69,565	4.23%	1,658,683	74,313	4.48%
Non-earning assets:
Cash and due from banks	8,373			13,990
Other assets	95,844			96,259
Total assets	$1,749,115			$1,768,932

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$280,153	$453	0.16%	$188,897	$301	0.16%
Money market	295,613	1,061	0.36%	359,849	1,717	0.48%
Savings	97,263	145	0.15%	86,467	162	0.19%
Time certificates of deposit	194,230	1,219	0.63%	318,514	4,566	1.43%
Total interest-bearing deposits	867,259	2,878	0.33%	953,727	6,746	0.71%
Borrowings:
Repurchase agreements	41,953	67	0.16%	18,525	74	0.40%
Federal funds purchased (5)	2	—	0.97%	12	—	1.12%
Subordinated debentures (6)	45,506	2,882	6.33%	47,066	2,872	6.10%
Borrowings	110,172	3,327	3.02%	149,490	4,727	3.16%
Total interest-bearing liabilities	1,064,892	9,154	0.86%	1,168,820	14,419	1.23%
Noninterest bearing liabilities:
Demand deposits	496,940			425,763
Other liabilities	7,983			8,548
Total liabilities	1,569,815			1,603,131
Stockholders’ Equity	179,300			165,801
Total liabilities and stockholders’ equity	$1,749,115			$1,768,932

Net interest income		$60,411			$59,894
Net interest margin			3.67%			3.61%

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

(5) The interest expense related to federal funds purchased for the years ended December 31, 2012 and 2011 rounded to zero.

(6) Includes accrued interest, resulting from deferred payments on TruPS.

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

Table 6

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Net Change	Rate	Volume
	(In thousands)
Interest income:
Gross Loans, net of unearned loan fees	$(2,659)	$(1,952)	$(707)
Investment Securities
Taxable	(2,531)	(2,518)	(13)
Tax-exempt	492	(78)	570
Bank Stocks	(22)	54	(76)
Other earning assets	(28)	(2)	(26)
Total interest income	(4,748)	(4,496)	(252)

Interest expense:
Deposits:
Interest-bearing demand and NOW	152	5	147
Money market	(656)	(381)	(275)
Savings	(17)	(44)	27
Time certificates of deposit	(3,347)	(1,976)	(1,371)
Repurchase agreements	(7)	6	(13)
Federal funds purchased	—	—	—
Subordinated debentures	10	80	(70)
Borrowings	(1,400)	(204)	(1,196)
Total interest expense	(5,265)	(2,514)	(2,751)
Net interest income	$517	$(1,982)	$2,499

2012 Compared to 2011

For the year ended December 31, 2012, the Company’s net interest income increased by $0.5 million to $60.4 million as compared to $59.9 million for the year ended December 31, 2011. The increase in net interest income during 2012 was attributable to a $2.5 million favorable volume variance partially offset by a $2.0 million unfavorable rate variance.

The favorable volume variance of $2.5 million in 2012 as compared to 2011 was the result of a $2.8 million favorable volume variance related to interest-bearing liabilities, partially offset by a $0.3 million unfavorable volume variance related to average earning assets. The favorable volume variance in interest bearing liabilities was mostly due to an $86.5 million decline in average interest bearing deposits, primarily higher-cost time certificates of deposits and money markets and a $39.9 million decline in average borrowings mostly due to the prepayment of $51.0 million in Federal Home Loan Bank (“FHLB”) advances in September 2011. The unfavorable volume variance in average earning assets was primarily due to a shift in our average earning assets from higher-yielding loan balances to lower-yielding investments during 2012. As compared to 2011, average loans declined $13.4 million with an average yield of 5.16% while average investments increased $10.8 million with an average yield of 2.95%. The level of average overnight funding in 2012 was approximately $129.4 million with an average yield of 0.23% as compared to $140.6 million with an average yield of 0.24% during 2011.

The $2.0 million unfavorable rate variance in 2012 as compared to 2011 was the result of an unfavorable rate variance of $4.5 million related to our average earning assets, partially offset by a favorable rate variance of $2.5 million related to our average interest bearing liabilities. The unfavorable rate variance in average earning assets was primarily due to a 64 basis point decline in average investment securities yields and an 18 basis point decline in average loan yields. The average yield on investment securities declined due to the acceleration of prepayments on mortgage-backed securities and early calls on trust preferred securities. The decline in loan yield was primarily due to lower rates on new and renewing loans as a result of the competitive rate environment. Cash flows from payments on these higher yielding investments were reinvested in lower-yielding investments, resulting in a decline in average yields during 2012. Similarly, the decline in average loan yields was primarily the result of payoffs of higher-yielding loans, replaced by new lower-yielding loans due to competitive market pressure on rates. The unfavorable rate variance in average earning assets, was partially offset by a 37 basis point decline in our cost of funds during the year, from 1.23% in 2011 to 0.86% in 2012. This decline was mostly due to an 80 basis point decline in the cost of our certificates of deposit, a 12 basis point decline in the cost of our money market deposits and a 14 basis point decline in the cost of our borrowings. The cost of our certificates of deposit declined as higher-cost time deposits matured and were partially replaced with time deposits with lower rates. The cost of our money markets declined as we reduced our rates throughout the year as market conditions allowed. The decline in the cost of borrowings was due to the prepayment of $51.0 million in FHLB term advances with a weighted average rate of 3.50% in September 2011.

Provision for Loan Losses

The provision for loan losses is a charge against earnings and represents management’s estimate of the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our allowance methodology and reflects our judgments about the adequacy of the allowance for loan losses. In determining the amount of the provision, we consider certain quantitative and qualitative factors, including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectability and impairment. The estimated amount of expected loss in our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral values, as a percentage of the outstanding loan balance, reduce our exposure to loan loss provision.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Financial Condition — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Financial Condition—Nonperforming Assets and Other Impaired Loans” below.

2013 Compared to 2012

The provision for loan losses increased by $2.3 million from a $2.0 million credit provision in 2012 to a provision for loan losses of $0.3 million in 2013.

The $0.3 million provision recognized in 2013 was comprised of a $2.3 million provision on loans specifically provided for offset by a $2.0 million decrease in the general component of our allowance for loan losses as of December 31, 2013 compared to December 31, 2012. The decrease in the general component of the allowance for loan losses during 2013 was primarily attributable to the overall improvement in credit quality throughout 2013, partially offset by the growth in loans. During 2013, net charge-offs were $4.4 million, as compared to $7.5 million during 2012 and $17.4 million during 2011. The Company determined that the net provision for loan losses recorded during 2013 was necessary to maintain our allowance for loan losses at an adequate level for the probable incurred losses inherent in the loan portfolio as of December 31, 2013. As a percentage of loans, our allowance decreased to 1.59% at December 31, 2013, as compared to 2.17% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans decreased to 135.73% at December 31, 2013 from 180.67% at December 31, 2012, primarily as a result of the migration of a $10.3 million out-of-state loan participation into non-accrual status during 2013. The increase in the allowance as a percentage of total loans during 2013 as compared to the prior year was the result of continued improvement in credit quality offset by loan growth of 14.0% during the year.

2012 Compared to 2011

The provision for loan losses decreased by $7.0 million from $5.0 million for the year ended December 31, 2011 to a credit provision of $2.0 million in 2012.

The $2.0 million credit provision for loan losses in 2012 was related to a decrease in the general component of the allowance for loan losses in the amount of $8.7 million, net of approximately $6.7 million of the provision for loan losses related to impaired loans and related charge-offs. The decrease in the general component of the allowance for loan losses during 2012 was primarily attributable to the overall decrease in classified and watch list loans throughout 2012, a reduction in overall charge-offs during 2012, and an improvement in the economic concerns component of the qualitative factors used by management in determining the adequacy of the allowance for loan loss.

Noninterest Income

The following table presents the major categories of noninterest income for 2013 and the preceding two years:

Table 7

	Year Ended December 31,			Change - Increase / (Decrease)
	2013	2012	2011	2013 v 2012	2012 v 2011
	(In thousands)
Noninterest income:
Customer service and other fees	$8,916	$8,158	$8,210	$758	$(52)
Investment management and trust	2,904	1,751	1,203	1,153	548
Increase in cash surrender value of life insurance	1,018	576	609	442	(33)
Gain (loss) on sale of securities	(11)	2,527	3,703	(2,538)	(1,176)
Gain on sale of SBA loans	725	203	—	522	203
Other	247	376	220	(129)	156
Total noninterest income	$13,799	$13,591	$13,945	$208	$(354)

2013 Compared to 2012

Noninterest income increased by $0.2 million in 2013 compared to 2012. The increase in noninterest income during 2013 was primarily the result of a $1.2 million or 65.8% increase in investment management and trust income, a $0.8 million increase in customer service charge income, a $0.5 million increase in gains on sale of SBA loans, and a $0.4 million increase in BOLI income as compared to the prior year. These increases were mostly offset by a $2.5 million decrease in gains recognized on the sale of securities. The increase in investment management and trust income was primarily attributable to the growth in assets under management (“AUM”) to $463.0 million at December 31, 2013 compared to $342.7 million at December 31, 2012, in addition to reflecting an entire year’s worth of income generated by PCM which we acquired in July 2012. Since acquisition, PCM’s assets under management have grown by $107.5 million, or 65.2%, primarily due to new customer relationships as well as growth in existing relationships. PCM has contributed approximately $2.2 million in investment management income since acquisition. The total AUM at December 31, 2013 was comprised of $272.4 million of AUM attributable to PCM and $190.6 million attributable to our trust department. The increase in customer service charge and other fee income was primarily attributable to service fee increases, including commercial analysis fees, implemented during the second quarter of 2013. The increase in gains on sale of SBA loans reflects management’s continued focus to grow income in this area, while the growth in BOLI income reflects the purchase of $15.0 million in additional insurance contracts during the second quarter 2013.

2012 Compared to 2011

Noninterest income decreased by $0.4 million in 2012 compared to 2011, primarily due to a $1.2 million decrease in net gains on sales of investments in 2012, partially offset by an increase in customer service and other fees of $0.5 million, gains on the sale of SBA loans of $0.2 million and an increase in other income of $0.1 million. The increase in customer service and other fees was primarily related to investment management fee income generated by PCM.

Noninterest Expense

The following table presents the major categories of noninterest expense for 2013 and the preceding two years:

Table 8

	Year Ended December 31,			Change - Increase / (Decrease)
	2013	2012	2011	2013 v 2012	2012 v 2011
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$29,581	$26,769	$26,059	$2,812	$710
Occupancy expense	6,289	7,253	7,513	(964)	(260)
Furniture and equipment	2,943	3,143	3,508	(200)	(365)
Amortization of intangible assets	2,818	3,138	4,091	(320)	(953)
Other real estate owned	(1,160)	4,370	1,559	(5,530)	2,811
Insurance and assessment	2,519	3,137	4,053	(618)	(916)
Professional fees	3,618	4,089	3,528	(471)	561
Prepayment penalty on long-term debt	629	—	2,672	629	(2,672)
Impairment of long-lived assets	—	2,750	—	(2,750)	2,750
Other general and administrative	9,451	9,465	9,504	(14)	(39)
Total noninterest expense	$56,688	$64,114	$62,487	$(7,426)	$1,627

2013 Compared to 2012

Noninterest expense decreased by $7.4 million to $56.7 million for the year ended December 31, 2013 as compared to $64.1 million for the year ended December 31, 2012. The largest declines in noninterest expense as compared to the prior year were attributable to a $5.5 million decrease in OREO expenses, mostly due to an increase in net gains on disposition of properties combined with a decline in write-downs on OREO and the $2.8 million impairment of long-lived assets recorded in 2012. Other decreases in noninterest expense included a $1.2 million decrease in occupancy, furniture and equipment expenses, mostly attributable to the closure of six branches in 2012; a $0.6 million decrease in insurance and assessment expense, primarily related to lower FDIC insurance premiums mostly as a result of changes pursuant to the Dodd-Frank Act effective April 1, 2012, as well as an improvement in the Bank’s risk rating during the third quarter 2012; a $0.5 million decrease in professional fees expense, mostly related to a decline in legal costs, and a $0.3 million decline in the amortization of intangible assets compared to 2012. These decreases were partially offset by a $2.8 million increase in salaries and employee benefits primarily due to higher incentive and equity compensation expense as well as higher employee benefit expense related to the Company’s self-funded medical insurance plan as compared to 2012.

The $5.5 million decrease in OREO expense during 2013 was driven by a $3.0 million write-down of our single largest property in December 2012, which was subsequently sold in January 2013 in addition to gains recognized on the sale of several properties in 2013.

The impairment of long-lived assets of $2.8 million was related to the closure of two bank owned branch facilities during 2012, no impairments were taken on the other four branch closures during 2012. Furniture and equipment expense and occupancy expense declined in 2013 primarily as a result of the closure of six branches during 2012 and a single branch closure during 2013.

Salaries and employee benefit expenses increased $2.8 million as compared to prior year primarily due to a $1.6 million increase in incentive compensation, including equity compensation expense. The increase in incentive compensation was primarily attributable to improvement in the Company’s performance measures under our cash incentive compensation plans in additional the grant of additional restricted stock awards in the first quarter 2013. Additionally, base salaries increased by $0.6 million and employee benefit expense increased by $0.6 million.  Average full-time equivalent employees (“FTE”) remained relatively stable at 363 for the year ended December 31, 2013 as compared to 362 for the same period last year; however, FTEs primarily focused on commercial banking have increased, while FTEs focused on retail banking have declined.

Professional fees decreased $0.5 million during 2013, primarily due to reduced legal expenses related to various workout related matters as overall asset quality continued to improve.

Amortization expense decreased in 2013 by $0.3 million as a result of accelerated amortization methods.

Amortization expense is projected to decrease by $0.5 million in 2014 as compared to 2013 as presented in Note 8, Other Intangible Assets, to “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”.

2012 Compared to 2011

Noninterest expense increased by $1.6 million to $64.1 million for the year ended December 31, 2012 as compared to $62.5 million for the year ended December 31, 2011. The increase in noninterest expense consisted of an increase in OREO expense of $2.8 million, an impairment charge on long-lived assets of $2.8 million, an increase in salary and benefit expense of $0.7 million and an increase in professional fees of $0.6 million. These increases were partially offset by the FHLB prepayment penalty of $2.7 million during 2011, as discussed below, a decrease in amortization of intangible assets of $1.0 million, a decrease in insurance and assessments of $0.9 million, a decrease in furniture and equipment of $0.4 million and a decrease in occupancy expense of $0.3 million.

The increase in OREO expense of $2.8 million during 2012 was driven by a $3.0 million write-down of our single largest property, which was sold in January 2013.

The impairment on long-lived assets of $2.8 million was related to the closure of two bank owned branch facilities during 2012. Furniture and equipment expense and occupancy expense declined in 2012 primarily as a result of the closure of six branches during the year.

Employee benefit expenses increased $0.7 million in 2012 compared to 2011, primarily due to increases in base salaries.

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

Income Taxes

2013 Compared to 2012

During the year ended December 31, 2013 income tax expense of $6.4 million was recognized compared to a $3.2 million net tax benefit recognized in the year ending December 31, 2012. The primary reason for the increase in tax expense was the $5.7 million reversal of the Company’s deferred tax asset valuation allowance recorded as of June 30, 2012. At the date the valuation allowance was reversed, management determined that the realization of the Company’s net deferred tax asset was more likely than not as a result of its projections of future income and the presence of existing tax planning strategies. Management also concluded that the realization of its deferred tax assets was more likely than not as of December 31, 2013 and December 31, 2012.

The effective tax rate in 2013 was 31.2% compared to a negative 26.7% in 2012. In 2013, the primary differences between the statutory rate of approximately 38.0% and the effective tax rate were tax-exempt income and state taxes. For further information regarding differences between the expected tax rate and the actual tax rate, see Note 12, Income Taxes under Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements”.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. During 2012, we reversed our deferred tax asset valuation allowance of $6.6 million based on our determination that was more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, we resumed recording income tax expense. This analysis is updated quarterly and adjusted as necessary.

2012 Compared to 2011

The effective tax rate in 2012 was a negative 26.7% as compared to 0.0% in 2011. In 2012, the primary differences between the statutory tax rate of approximately 38.0% and the actual tax rate were the full reversal of the deferred tax asset valuation allowance, state taxes and tax-exempt income. In 2011, the primary differences between the statutory tax rate and the effective benefit rate were the reduction in the deferred tax asset valuation allowance, state taxes, tax-exempt income and non-deductible expenses incurred in relation to the preferred stock conversion.

At December 31, 2011, we had a deferred tax asset valuation allowance of $6.6 million.

Financial Condition

At December 31, 2013, the Company had total assets of $1.9 billion, compared to $1.9 billion at December 31, 2012, representing a year-over-year increase of $24.1 million. As compared to December 31, 2012, total assets reflects an increase in net loans (including loans held for sale) of $161.7 million, or 14.0%, an increase of $16.0 million in securities sold or called, not yet settled, and a $15.8 million increase in BOLI. These increases were partially offset by a $135.1 million decrease in cash and overnight funding, a $16.6 million decrease in investments and a $15.1 million decrease in OREO.

The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2013	2012	2011
	(In thousands)
Cash and cash equivalents	$28,077	$163,217	$109,225
Time deposits with banks	—	8,000	—
Total investments	442,300	458,927	386,141
Total loans	1,320,424	1,158,749	1,098,140
Total assets	1,911,032	1,886,938	1,689,668
Earning assets	1,763,608	1,780,447	1,584,746
Deposits	1,528,457	1,454,756	1,313,786

Loans

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 10

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Commercial and residential real estate	$856,224	64%	$737,537	64%	$712,368	65%	$678,556	56%	$760,224	50%
Construction	87,940	7%	72,842	6%	44,087	4%	57,351	5%	105,612	7%
Commercial	271,843	21%	237,199	20%	223,479	20%	350,725	29%	521,016	34%
Consumer	60,932	5%	63,095	6%	67,538	6%	78,871	7%	91,027	6%
Other	43,821	3%	49,667	4%	52,495	5%	40,903	3%	44,290	3%
Total gross loans	1,320,760	100%	1,160,340	100%	1,099,967	100%	1,206,406	100%	1,522,169	100%
Less: Allowance for loan losses	(21,005)		(25,142)		(34,661)		(47,069)		(51,991)
Unearned loan fees	(843)		(1,591)		(1,827)		(1,826)		(2,561)
Net loans, held for investment	$1,298,912		$1,133,607		$1,063,479		$1,157,511		$1,467,617

For the year ended December 31, 2013, loans, held for investment, net of unearned loan fees increased by $161.2 million. The 2013 net loan growth was primarily comprised of a $118.7 million increase in commercial and residential real estate loans, including a $77.1 million increase in jumbo mortgage loans and a $34.6 million increase in commercial loans. The growth in loans was primarily the result of new customer relationships, utilization of existing lines of credit and declines in loan payoffs.

At December 31, 2013, the overall loan portfolio included 32.1% owner-occupied properties, including commercial and residential real estate; 17.8% retail and industrial properties; 9.1% office properties, 9.5% other commercial real estate properties; and 4.5% multi-family properties. We continue have capacity to extend additional credit on commercial real estate loans and closely monitor the regulatory concentration ratios to ensure we remain in compliance with the regulatory guidance discussed below.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 59% of capital at December 31, 2013 as compared to 57% of capital at December 31, 2012. Further, the Bank’s total reported commercial real estate loans to total capital is 296% at December 31, 2013, as compared to 278% of capital at December 31, 2012. These ratios are below the regulatory commercial real estate concentration guideline levels of 100% for land and construction loans and 300% for all investor real estate loans. Additionally, the Bank’s non-owner occupied real estate portfolio increased by only 5.3% in the preceding 36 months. As a result, we have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

As mentioned above, our commercial loans grew $34.6 million during 2013, or 14.6%. We continue to focus on growing this area of our business.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At December 31, 2013, we did not have any significant concentrations in any particular industry.

Loan maturities

The following table shows the amounts of loans held for investment outstanding at December 31, 2013, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Borrowers have the right to prepay their loans with or without penalty, based on their specific loan agreement provisions. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes unearned loan fees and loans held for sale.

Table 11

	Maturity				Rate Structure for Loans with Maturities over One Year
		One
	One Year or Less	through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(In thousands)
Commercial and residential real estate	$103,200	$451,423	$301,601	$856,224	$547,325	$205699
Construction	57,128	24,003	6,809	87,940	4,439	26,373
Commercial	104,265	78,467	89,111	271,843	96,342	71,236
Consumer	4,522	18,632	37,778	60,932	10,923	45,487
Other	7,012	8,492	28,317	43,821	7,731	29,078
Total gross loans	$276,127	$581,017	$463,616	$1,320,760	$666,760	$377,873

Nonperforming Assets and Other Impaired Loans

Credit risk related to nonperforming assets is inherent in lending activities. To manage this risk, we utilize routine monitoring procedures and take prompt corrective action when necessary. We employ a risk rating system that identifies the potential risk associated with loans in our loan portfolio. This monitoring and rating system is designed to help management identify current and potential problems so that corrective actions can be taken promptly.

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments when due according to the contractual terms of the underlying loan agreement. Impaired loans consist of our nonaccrual loans, loans that are 90 days or more past due, and other loans for which we determine that noncompliance with contractual terms of the loan agreement is probable. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 12

	December 31,
	2013	2012
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans, not restructured	$12,371	$9,033
Nonperforming troubled debt restructurings	3,105	4,659
Accruing loans past due 90 days or more	—	224
Total nonperforming loans	$15,476	$13,916
Other real estate owned and foreclosed assets	4,493	19,580
Total nonperforming assets	$19,969	$33,496

Impaired Loans:
Nonperforming loans	$15,476	$13,916
Performing troubled debt restructurings	6,227	3,838
Allocated allowance for loan losses	(565)	(2,654)
Net investment in impaired loans	$21,138	$15,100

Impaired loans with a valuation allowance	$4,363	$9,948
Impaired loans without a valuation allowance	17,340	7,806
Total impaired loans	$21,703	$17,754
Valuation allowance related to impaired loans	$565	$2,654
Valuation allowance as a percent of impaired loans	2.6%	14.9%

Nonaccrual loans to loans(1), net of unearned loan fees	1.17%	1.18%
Nonperforming assets to total assets	1.04%	1.78%
Allowance for loan losses to nonperforming loans	135.73%	180.67%

(1)Loans held for investment

At December 31, 2013, nonperforming assets had decreased $13.5 million, or 40.4%, to $20.0 million from $33.5 million at December 31, 2012. The decline in nonperforming assets during 2013 was primarily the result of the sale of OREO properties, including a single property valued at $10.9 million as of December 31, 2012, sold in the first quarter of 2013. Nonperforming loans at December 31, 2013 included a single out-of-state participation with a balance of $10.3 million.

At December 31, 2013, nonperforming loans included approximately $11.3 million in residential construction, land and land development loans (including the out-of-state participation discussed above) and $1.9 million in commercial real estate loans. At December 31, 2012, nonperforming loans included approximately $2.5 million in residential construction, land and land development loans and $6.3 million in commercial real estate loans.

Our loss exposure on nonperforming loans is mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is computed based upon the related collateral value of the loans if the loan is collateral-dependent or based on the present value of expected cash flows if the loan does not qualify as collateral-dependent. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical collateral dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the client and the client’s business. Management reviews all real estate loan relationships in excess of $500,000 annually, or more frequently where risk categories or property conditions suggest a potentially significant decline in the property’s value. If management determines that such a decline exists, we obtain an updated appraisal. Similarly, upon the renewal, extension or refinancing of a real estate loan, we obtain an appraisal when management determines that there has been a significant decline in value. Appraisals are required in compliance with bank policy and applicable regulations. Generally speaking, appraisals are required for all new commercial real estate loans or loans secured by residential property in excess of $250,000; new business loans secured by real estate in excess of $1,000,000; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000. In an appraisal is not required, an internal evaluation is completed.

At December 31, 2013, an immaterial amount of additional funds was committed to be advanced in connection with impaired loans.

Additionally, at December 31, 2013, the book value of loans modified in troubled debt restructurings was $9.3 million compared to $8.5 million for 2012, $11.7 million for 2011, $23.6 million for 2010, and an immaterial amount at December 31, 2009.

OREO was $4.5 million at December 31, 2013, compared to $19.6 million at December 31, 2012. The balance at December 31, 2013 was comprised of 12 separate properties of which $2.9 million was land and $1.6 million was commercial real estate. The balance at December 31, 2012 was comprised of 25 separate properties of which $4.1 million was land and $15.5 million was commercial real estate including multi-family units.

The following table presents our nonperforming assets (including classified loans held for sale) at the dates indicated:

Table 13

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans, not restructured	$12,371	$9,033	$15,109	$63,716	$69,446
Nonperforming troubled debt restructurings	3,105	4,659	11,692	24,788	—
Accruing loans past due 90 days or more	—	224	6	3,317	123
Total nonperforming loans (NPLs)	15,476	13,916	26,807	91,821	69,569
Other real estate owned and foreclosed assets	4,493	19,580	29,027	22,898	37,192
Total nonperforming assets (NPAs)	$19,969	$33,496	$55,834	$114,719	$106,761

Performing troubled debt restructurings	$6,227	$3,838	$—	$—	$—

Selected ratios:
NPLs to loans, held for investment, net of unearned loan fees	1.17%	1.20%	2.44%	7.53%	4.55%
NPAs to total assets	1.04%	1.78%	3.30%	6.13%	5.02%

As further described below under “Allowance for Loan Losses” we categorize loans into risk categories based on relevant information obtained regarding the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the FDIC and the Board of Governors of the Federal Reserve System. Each internal risk classification is judgmental, but based on objective and subjective factors/criteria. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

At December 31, 2013, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, had declined to $5.7 million as compared to $24.3 million at December 31, 2012; $25.9 million at December 31, 2011; $51.2 million at December 31, 2010; and $101.0 million at December 31, 2009.

The following table provides the allowance for loan losses allocated to troubled debt restructurings at the dates indicated:

Table 14

	December 31,
	2013	2012
	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$6,227	$3,838
Allocated allowance for loan losses on performing TDRs	(64)	(12)
Net investment in performing TDRs	$6,163	$3,826

Nonperforming TDRs	$3,105	$4,659
Allocated allowance for loan losses on nonperforming TDRs	(271)	(1,539)
Net investment in nonperforming TDRs	$2,834	$3,120

The following table provides a rollforward of troubled debt restructurings for the years ended December 31, 2013 and December 31, 2012:

Table 15

	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Troubled Debt Restructuring Rollforward:
Balance at January 1, 2012	$—	$11,692	$11,692
Principal repayments / advances	—	(9,849)	(9,849)
Charge-offs, net	—	(2,200)	(2,200)
New modifications	—	8,854	8,854
Transfers	3,838	(3,838)	—
Balance at December 31, 2012	$3,838	$4,659	$8,497
Principal repayments / advances	(457)	(1,783)	(2,240)
Charge-offs, net	(174)	(1,343)	(1,517)
New modifications	6,463	1,572	8,035
Transfers	(3,443)	—	(3,443)
Balance at December 31, 2013	$6,227	$3,105	$9,332

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

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the recorded allowance balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle, adjusted for qualitative factors affecting loan portfolio collectability as described above. We also look at risk ratings of loans and compute a qualitative adjustment based on our credit quality in consideration of credit quality during the historical loss period. We also consider other qualitative factors that may warrant adjustment of the computed historical loss rate, including, loan growth, loan concentrations, economic considerations and organizational factors.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance, beginning of period	$25,142	$34,661	$47,069	$51,991	$44,988
Loan charge-offs:
Commercial and residential real estate	5,455	3,504	12,407	20,048	6,945
Construction	325	1,283	5,421	16,398	32,153
Commercial	960	5,432	908	1,983	4,213
Consumer	35	79	119	194	281
Other	498	401	730	2,154	2,415
Total loan charge-offs	7,273	10,699	19,585	40,777	46,007

Recoveries:
Commercial and residential real estate	1,558	838	1,257	378	763
Construction	734	2,184	517	469	563
Commercial	30	83	244	316	455
Consumer	33	51	52	84	100
Other	485	24	107	208	14
Total loan recoveries	2,840	3,180	2,177	1,455	1,895
Net loan charge-offs	4,433	7,519	17,408	39,322	44,112
Provision for loan losses	296	(2,000)	5,000	34,400	55,115
Balance, end of period	$21,005	$25,142	$34,661	$47,069	$55,991

Loans held for investment	$1,319,917	$1,158,749	$1,098,140	$1,204,580	$1,519,608
Average loans, held for investment	1,237,696	1,110,267	1,109,886	1,376,560	1,682,580
Nonperforming loans, held for investment	15,476	13,916	26,807	77,621	59,707

Selected ratios:
Net charge-offs to average loans, held for investment	0.36%	0.68%	1.57%	2.86%	2.62%
Provision for the allowance for loan losses to average loans, held for investment	0.02%	(0.18)%	0.45%	2.50%	3.04%
Allowance for loan losses to loans, held for investment	1.59%	2.17%	3.16%	3.91%	3.42%
Allowance for loan losses to nonperforming loans, held for investment	135.73%	180.67%	129.30%	60.64%	87.08%

At December 31, 2013, the allowance for loan losses was $21.0 million, or 1.59% of total loans held for investment. This compares to an allowance for loan loss of $25.1 million, or 2.17% of total loans held for investment, at December 31, 2012.

The decrease in the allowance for loan losses was primarily due to a reduction in classified and watch list loans, reductions in net charge-offs related to loans, reductions in specific reserves, and an improvement in local economic conditions. Net charge-offs related to loans were $4.4 million in 2013, as compared to $7.5 million in 2012, a decrease of $3.1 million. Charge-offs are taken on loans when management determines that after review of all possible sources of repayment, including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

The elevated level of the allowance and provision during 2009 and 2010 was due to the higher level of loan charge-offs during these years and requirement to maintain adequate levels of allowance due to increasing classified loans, concentrations, and historical losses.

Net charge-offs have an impact on the historical loss component of our allowance for loan losses computation. We utilize a rolling history of net charge-offs, incurred during the current credit cycle, to calculate our historical loss rate which is adjusted as necessary by management in consideration of various qualitative factors.

Approximately $0.6 million, or 2.7%, of the $21.0 million allowance for loan losses at December 31, 2013, relates to specific reserve allocations. This compares to a specific reserve of $2.7 million, or 10.6%, of the total allowance for loan losses at December 31, 2012. In addition to the $0.6 million specific reserve against impaired loans, the balance of impaired loans at December 31, 2013 and 2012 reflects a reduction of approximately $1.5 million and $4.8 million, respectively, related to previous partial charge-offs.

The general component of the allowance as a percent of overall loans, net of unearned loan fees, was 1.55% at December 31, 2013 as compared to 1.94% at December 31, 2012. The general component of the allowance as a percent of loans that were not impaired was 1.57% at December 31, 2013 as compared to 1.97% at December 31, 2012. The decrease in the general component as a percent of loans, net of unearned loan fees, was due primarily to the impact of a reduced level of charge-offs on our general component calculation, in addition to qualitative adjustments made for improvements in credit quality and economic conditions, partially offset by an adjustment taken for loan growth.

The following table allocates the allowance for loan losses based on our judgment of inherent losses to the listed classes of loans which correspond closely to how we classify loans for internal management reporting purposes. This differs from the portfolio segment breakout of the allowance for loan losses as illustrated in Note 5, Loans, under Item 8. “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements.”

Table 17

	At December 31,
	2013		2012		2011		2010		2009
	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total
	(Dollars in thousands)
Commercial and residential real estate	$10,214	48.6%	$12,586	50.1%	$25,450	73.4%	$31,099	66.1%	$28,035	54.0%
Construction	3,382	16.1%	2,760	11.0%	2,609	7.5%	6,924	14.7%	13,253	25.5%
Commercial	3,757	17.9%	5,612	22.3%	5,308	15.3%	7,090	15.1%	10,000	19.2%
Consumer	2,532	12.1%	2,839	11.3%	351	1.0%	284	0.6%	388	0.7%
Other	1,120	5.3%	1,345	5.3%	943	2.8%	1,672	3.5%	315	0.6%
Total	$21,005	100.0%	$25,142	100.0%	$34,661	100.0%	$47,069	100.0%	$51,991	100.0%

During 2013 and 2012, the majority of the allowance for loan losses remained allocable to real estate loans. This allocation was attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

Securities

We manage our investment portfolio principally to provide liquidity, to balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 18

	December 31,
	2013	2012	2011
	(In thousands)
Securities available for sale:
State and municipal	$41,085	$65,244	$52,890
Mortgage-backed - agency / residential	254,103	264,283	265,030
Mortgage-backed - private / residential	561	720	752
Asset-backed	22,503	20,511	—
Marketable equity	1,535	1,535	1,519
Trust preferred	26,096	32,840	32,961
Corporate	39,074	28,249	—
Total securities available for sale	$384,957	$413,382	$353,152

Securities held to maturity:
State and municipal	28,015	12,627	—
Mortgage-backed - agency / residential	13,723	18,656	18,424
Total securities held to maturity	$41,738	$31,283	$18,424

Bank stocks, at cost	$15,605	$14,262	$14,565

Securities available for sale are carried at fair value, while securities held to maturity and bank stocks are carried at historical cost.

The carrying value of our available for sale investment securities at December 31, 2013 was $385.0 million, compared to the December 31, 2012 carrying value of $413.4 million. At December 31, 2013, the effective duration of the investment securities portfolio was approximately 6.0 years as compared to 5.9 years at December 31, 2012. 2013 purchase activity in our available for sale investment portfolio reflected purchases of a combination of U.S. government sponsored agency mortgage-backed securities, other asset-backed securities, municipal bonds, TruPS and corporate bonds. The 2013 purchase activity in our held to maturity investment portfolio consisted mostly of rated municipal bonds.

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

Fair values for U.S. Treasury securities, securities issued by U.S. government agencies and government-sponsored agencies and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Independent bond ratings were also used to compute the fair value of mortgage-backed securities — private/residential.

Four municipal bond issuances were priced using significant unobservable inputs as of December 31, 2013, the largest of which is a revenue bond that had a fair value of $23.6 million as of December 31, 2013. This revenue bond has a book value of $24.1 million and repayment is based on cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks.

Primarily as a result of the recent increase in comparable market interest rates, we determined that as of December 31, 2013 this hospital bond reflected an unrealized loss of approximately $0.5 million.

At December 31, 2013, there were 134 individual securities in an unrealized loss position, consisting of 22 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 112 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates. At December 31, 2013, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At December 31, 2013 and December 31, 2012, we held $15.6 million and $14.3 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 18 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

The following table shows the maturities of investment securities at December 31, 2013, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 19

	At December 31, 2013
			After One		After Five
	Within		but Within		but Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
	(Dollars in thousands)
Securities available for sale:
State and municipal	$150	6.35%	$1,482	7.12%	$2,472	4.39%	$36,981	6.17%
Mortgage-backed - agency / residential	—	0.00%	—	0.00%	43,168	2.05%	210,935	2.29%
Mortgage-backed - private / residential	—	0.00%	—	0.00%	—	0.00%	561	2.77%
Asset-backed	—	0.00%	—	0.00%	—	0.00%	22,503	1.99%
Marketable equity	1,535	2.88%	—	0.00%	—	0.00%	—	0.00%
Trust preferred	—	0.00%	—	0.00%	—	0.00%	26,096	3.96%
Corporate	—	0.00%	17,129	2.65%	21,945	3.65%	—	0.00%
Total securities available for sale	$1,685	3.18%	$18,611	3.01%	$67,585	2.66%	$297,076	2.90%

Securities held to maturity:
State and municipal	$—	0.00%	$1,425	4.26%	$4,169	4.79%	$22,421	4.30%
Mortgage-backed - agency / residential	—	0.00%	—	0.00%	—	0.00%	13,723	3.51%
Total securities held to maturity	$—	0.00%	$1,425	4.26%	$4,169	4.79%	$36,144	3.97%

(1) Yield is computed on a fully-tax equivalent basis for municipal bands based on a marginal tax rate of 38.01%

At December 31, 2013 and 2012, we held $15.6 million and $14.3 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule.

Deposits

Total deposits were $1.5 billion at December 31, 2013 as compared to $1.5 billion at December 31, 2012.

Total noninterest-bearing deposits increased from $564.2 million at December 31, 2012 to $564.3 million at December 31, 2013. At December 31, 2013, noninterest-bearing deposits constituted 36.9% of total deposits compared to 38.8% of total deposits at December 31, 2012, a decrease of 1.9%. Noninterest-bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment. Our interest-bearing, non-maturing deposits, including NOW, money market and savings accounts, increased by $84.9 million, to $784.0 million at December 31, 2013 as compared to $699.1 million at December 31, 2012. Time deposits as a percentage of total deposits were 11.8% at December 31, 2013 as compared to 13.2% at December 31, 2012. The overall cost of time deposits decreased from 0.63% in 2012 to 0.55% in 2013.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 20

	For the Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest-bearing:
Noninterest-bearing deposits	$521,876	0.00%	$496,940	0.00%	$425,763	0.00%
Interest-bearing:
Interest-bearing demand and NOW	319,421	0.11%	280,153	0.16%	188,897	0.16%
Money market	321,641	0.30%	295,613	0.36%	359,849	0.48%
Savings	107,273	0.13%	97,263	0.15%	86,467	0.19%
Time	185,912	0.55%	194,230	0.63%	318,514	1.43%
Total interest-bearing deposits	934,247	0.27%	867,259	0.33%	953,727	0.71%
Total deposits	$1,456,123	0.17%	$1,364,199	0.21%	$1,379,490	0.49%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more, excluding brokered deposits, at the dates indicated:

Table 21

	At December 31,
	2013	2012
	(In thousands)
Due in three months or less	$16,700	$17,845
Due in three months through six months	18,171	19,875
Due in over six months through twelve months	30,886	30,058
Due in over twelve months	17,827	24,846
Total	$83,584	$92,624

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated:

Table 22

	At December 31,
	2013		2012		2011
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest bearing deposits	$521,876	35.84%	$496,940	36.43%	$425,763	30.86%
Interest-bearing demand and NOW	319,421	21.93%	280,153	20.53%	188,897	13.69%
Money market	321,641	22.09%	295,613	21.67%	359,849	26.09%
Savings	107,273	7.37%	97,263	7.13%	86,467	6.27%
Time	185,912	12.77%	194,230	14.24%	318,514	23.09%
Total deposits	$1,456,123	100.00%	$1,364,199	100.00%	$1,379,490	100.00%

Overall, average time deposits decreased by $8.3 million, or 4.3%, to $185.9 million for 2013 compared to $194.2 million for 2012. The actual balance of time deposits decreased by $11.3 million during 2013 to $180.1 million at December 31, 2013 compared to $191.4 million at December 31, 2012.

The December 31, 2013 time deposit balance includes approximately $20.6 million of brokered deposits. This balance is comprised of long-term brokered certificates of deposit maturing in 2017 and 2018 with the original purchases made in 2012 and 2013 to secure a limited amount of long-term funding at then-current rates. At December 31, 2012, time deposits included approximately $16.1 million of brokered deposits, with maturities in 2017. Brokered deposits comprised 1.3% of total deposits at December 31, 2012 compared to 1.1% at December 31, 2012.

At December 31, 2013, our average noninterest-bearing deposits increased $24.9 million, or 5.0% to $521.9 million, from $496.9 million as of December 31, 2012. Our noninterest-bearing deposits provide a key source of funding and contribute to our ability to maintain a low average cost of deposits, which, declined from 0.21% in 2012 to 0.17% in 2013.

Borrowings

Subordinated Debentures and Trust Preferred Securities

In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10,000,000, 10.6% TruPS, which were guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of 10.6% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures was distributed to the holders of the TruPS. Distributions payable on the TruPS were recorded as interest expense in the consolidated statements of income. These Debentures were unsecured, ranked junior and were subordinate in right of payment to all senior debt of the Company. The TruPS were subject to mandatory redemption upon repayment of the Debentures. The Company had the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period could extend beyond the redemption or maturity date of the Debentures. The Debentures had a contractual maturity of September 7, 2030 and were callable on each semi-annual payment date. The Company called the Debentures on March 7, 2013 at a price equal to 104.24% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date, which also resulted in the redemption of the related TruPS. Upon redemption, the Company recognized a prepayment penalty of approximately $425,000.

In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5,000,000 10.2% Cumulative TruPS, which were guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of 10.2% junior subordinated debentures issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures was distributed to the holders of the TruPS. Terms and conditions of these Debentures were substantially similar to those as described under the CenBank Statutory Trust I. The Debentures had a contractual maturity of February 22, 2031 and were callable on each semi-annual payment date. The Company called the Debentures on February 22, 2013 at a price equal to 104.08% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date, which also resulted in the redemption of the related TruPS. Upon redemption, the Company recognized a prepayment penalty of approximately $204,000.

During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II, primarily with the intention of reducing interest expense on these instruments in future periods.

In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15.0 million, LIBOR plus 2.65% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15.5 million in principal amount of floating rate Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034 and are callable on each quarterly payment date.

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10.0 million, LIBOR plus 3.10% Cumulative TruPS which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of junior subordinated debentures issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and condition of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on July 7, 2033 and are callable on each quarterly interest payment date.

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. On July 1, 2009, we deferred regularly scheduled interest payment on each series of our junior subordinated debentures. During the third quarter 2012, we paid off all previously deferred interest and resumed payment of regularly scheduled interest payments. At December 31, 2013, we were current with respect to interest payment on the remaining two series of subordinated debentures.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity on the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier 1 capital an amount of TruPS equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2013, the full $25.0 million of the trusts’ securities qualified as Tier 1 capital.

Under the Dodd-Frank Act and the recent joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

Other Borrowings

At December 31, 2013, our outstanding borrowings were $130.0 million as compared to $110.2 million at December 31, 2012.

The borrowings at December 31, 2013 consisted of $110.0 million of four separate fixed-rate term notes with the Federal Home Loan Bank (“FHLB”) at our Bank level, with remaining maturities ranging from 47 to 49 months and $20.0 million in FHLB line of credit advances. Each term advance with the FHLB is payable at its maturity date, with a prepayment penalty if paid prior to maturity.

The four FHLB term notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the FHLB converts the notes, we have the option to prepay the note without penalty. As of December 31, 2013, the FHLB had not elected to convert any of the four term notes. As of December 31, 2013, the estimated prepayment penalty on these four notes was approximately $8.2 million in aggregate. We will continue to monitor and evaluate options to prepay these term notes prior to conversion or maturity.

Under an advance, pledge and security agreement with the FHLB, the Bank has additional borrowing capacity of $209.7 million at December 31, 2013, which can be utilized with term or line of credit advances or a combination of both.

The total FHLB commitment, including balances outstanding, for borrowings at the FHLB for the term notes and the line of credit at December 31, 2013 and December 31, 2012 was $339.7 million and $317.0 million, respectively. The increase in the total commitment was primarily due to the additional collateral pledged to the FHLB during 2013.

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

The following table provides the capital ratios of the Company and Bank as of the dates indicated, along with the applicable regulatory capital requirements:

Table 23

	Ratio at December 31, 2013	Ratio at December 31, 2012	Minimum Capital Requirement	Minimum Requirement for “Well- Capitalized” Institution
Total Risk-Based Capital Ratio
Consolidated	14.96%	16.27%	8.00%	N/A
Guaranty Bank and Trust Company	14.37%	15.52%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.71%	15.02%	4.00%	N/A
Guaranty Bank and Trust Company	13.12%	14.26%	4.00%	6.00%

Leverage Ratio
Consolidated	11.49%	11.93%	4.00%	N/A
Guaranty Bank and Trust Company	11.00%	11.35%	4.00%	5.00%

Our consolidated total risk-based capital ratio and our Tier 1 risk-based capital ratio declined by approximately 130 basis points and our leverage ratio declined by approximately 40 basis points due to the early redemption of $15.0 million in TruPS in the first quarter 2013, funded with a dividend from the Bank to the Holding Company.

We have computed our projected regulatory capital ratios on a pro forma basis under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III. At December 31, 2013, the Company and the Bank exceeded the capital requirements set forth in the new rules that become effective in the first quarter 2015 by a minimum of approximately 300 basis points.

In December 2012, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. We do not have any current plans to raise additional capital; however, in connection with the fact that we were required to amend our Annual Report on form 10-K for the year ended December 31, 2012, and the report was thus considered not “timely” filed, we will not be eligible to utilize the registration statement until April 1, 2014 at the earliest.

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At December 31, 2013, the Company had $28.1 million of cash and cash equivalents. Further, the Bank had $20.1 million of excess pledging related to customer accounts that required collateral at December 31, 2013 and $177.1 million of unencumbered securities that were available for pledging.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2013, the Bank had approximately $209.7 million of availability on its FHLB line, $65.0 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $9.0 million of availability with the Federal Reserve discount window.

At December 31, 2013, the Bank had $20.6 million of brokered deposits, $16.0 million that will mature in the third quarter 2017 and $4.6 million that will mature in the second quarter 2018. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

The holding company relies primarily on cash flow from the Bank as its source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our Board of Directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. As discussed in the “Capital Resources” section above, various banking laws applicable to the Bank limit the payment of dividends by the Bank to the holding company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the Company. Under the terms of our TruPS financings, we may defer payment of interest on the subordinated debentures and related TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement.

As of December 31, 2013, the holding company had approximately $5.5 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. On May 31, 2013, August 30, 2013 and November 29, 2013, we paid cash dividends of 2.5 cents per share to stockholders of record as of May 28, 2013, August 26, 2013 and November 22, 2013, respectively. On February 4, 2014 the Company’s Board of Directors declared a quarterly stock dividend of 5 cents per share, payable on February 25, 2014 to stockholders of record on February 18, 2014.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At December 31, 2013, interest payments on our two trust preferred financings were current.

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

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2013:

Table 24

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
	(In thousands)
Contractual Obligations
Subordinated debentures	$25,774	$—	$—	$—	$25,774
Federal home loan bank obligations	130,000	20,000	40,000	70,000	—
Operating lease obligations	6,628	2,334	3,031	500	763
Total contractual obligations	$162,402	$22,334	$43,031	$70,500	$26,537

Off Balance Sheet Commitments
Commitments to extend credit:
Variable	$290,564	$166,523	$57,926	$27,095	$39,020
Fixed	30,343	6,941	9,318	7,071	7,013
Total commitments to extend credit	320,907	173,464	67,244	34,166	46,033

Standby letters of credit	10,217	8,050	2,167	—	—
Total off balance sheet commitments	$331,124	$181,514	$69,411	$34,166	$46,033

Recently Issued Accounting Pronouncements

See Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8. “Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their anticipated impact, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We have not entered into any market risk sensitive instruments for trading purposes. We manage our interest rate sensitivity by matching the repricing opportunities on our earning assets to those on our funding liabilities. In order to manage the repricing characteristics of our assets and liabilities, we use various strategies designed to ensure that our exposure to interest rate fluctuations is limited in accordance with our guidelines of acceptable levels of risk-taking. Balance sheet hedging strategies, including monitoring the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate repricing between our portfolio of assets and their funding sources.

Credit Risk-Related Contingent Features

The Company enters into interest rate swap contracts with certain commercial banking customers to facilitate the customer’s respective risk management strategies and for the purpose of securing long-term borrowing rates. Customer interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Thus, these existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

The Company enters into interest rate swap contracts to mitigate interest rate risk attributed to its current mix of assets and liabilities. These interest rate swaps are accounted for as cash flow hedges and are marked to market through Other Comprehensive Income (“OCI”). The fluctuations in market value related to these interest rate swaps generally moves in an opposite direction of fluctuations in market value related to our available-for-sale investment portfolio allowing us to mitigate the impact of market value fluctuations on OCI.

Management evaluates the Company’s credit risk associated with its interest rate swaps by evaluating the maximum potential credit exposure prior to the execution of the interest rate swap. This maximum potential credit exposure is evaluated by executive management in relation to the Company’s Derivatives and Hedging Policy. On a quarterly basis, the actual credit risk for all swaps is reported to the Company’s asset-liability management committee and compared to the maximum exposure approved in the Company’s Derivatives and Hedging Policy.

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

As of December 31, 2013, the fair value of derivatives in a net asset position, which excludes any adjustment for nonperformance risk related to these agreements, was $0.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted $1.1 million in collateral as of December 31, 2013 in relation to these thresholds. If the Company had breached any of these provisions at December 31, 2013, it would have been required to settle its obligations under the agreements at the termination value.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to evaluate fluctuations in net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income from hypothetical interest rate changes are not within the limits approved by the Board of Directors, the Board may direct management to adjust the Bank’s mix of assets and liabilities to bring interest rate risk within these limits.

We monitor and evaluate our interest rate risk position on at least a quarterly basis using net interest income simulation analysis under 100, 200 and 300 basis point change scenarios (see below). Each of these analyses measures different interest rate risk factors inherent in the financial statements.

Our primary interest rate risk measurement tool the “Net Interest Income Simulation Analysis”, measures interest rate risk and the effect of hypothetical interest rate changes on net interest income. This analysis incorporates all of our assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, we estimate the impact on net interest income of an immediate change in market rates of 100, 200 and 300 basis points upward or downward, over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, our outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by the assumptions on which the simulations rely, we also evaluate the sensitivity of simulation results to changes in underlying assumptions.

The following table shows the projected net interest income increase or decrease over the next 12 months as of December 31, 2013 and 2012:

Table 25

MARKET RISK:

	Annualized Net Interest Income
	December 31, 2013	December 31, 2012
Rates in Basis Points	Amount of Change	Amount of Change
	(In thousands)
300	$2,815	$9,332
200	1,682	6,124
100	718	3,109
Static	—	—
(100)	(1,920)	(3,945)
(200)	(2,536)	(4,342)
(300)	N/M	N/M

N/M  = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At December 31, 2013, we are positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of December 31, 2013 our asset sensitivity had decreased relative to December 31, 2012, primarily due to the decrease in floating rate interest bearing cash balances.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At December 31, 2013, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At December 31, 2013, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 to 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

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

As of December 31, 2013, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission — 1992 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012, included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Paul W. Taylor	/s/ Christopher G. Treece
Paul W. Taylor	Christopher G. Treece
President, Chief Executive Officer	Executive Vice President, Chief
and Director	Financial Officer and Secretary

February 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 19, 2014

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$28,077	$163,217
Time deposits with banks	—	8,000

Securities available for sale, at fair value	384,957	413,382
Securities held to maturity (fair value of $40,217 and $32,290 at December 31, 2013 and December 31, 2012)	41,738	31,283
Bank stocks, at cost	15,605	14,262
Total investments	442,300	458,927

Loans held for sale	507	—

Loans, held for investment, net of unearned loan fees	1,319,917	1,158,749
Less allowance for loan losses	(21,005)	(25,142)
Net loans, held for investment	1,298,912	1,133,607

Premises and equipment, net	48,080	46,918
Other real estate owned and foreclosed assets	4,493	19,580
Other intangible assets, net	6,530	9,348
Securities sold or called, not yet settled	21,917	5,878
Bank-owned life insurance	31,410	15,564
Other assets	28,806	25,899
Total assets	$1,911,032	$1,886,938

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$564,326	$564,215
Interest-bearing demand and NOW	346,449	285,679
Money market	326,008	312,724
Savings	111,568	100,704
Time	180,106	191,434
Total deposits	1,528,457	1,454,756

Securities sold under agreement to repurchase and federal funds purchased	24,284	67,040
Federal Home Loan Bank term notes	110,000	110,163
Federal Home Loan Bank line of credit borrowing	20,000	—
Subordinated debentures	25,774	41,239
Securities purchased, not yet settled	3,839	16,943
Interest payable and other liabilities	9,284	8,597
Total liabilities	1,721,638	1,698,738

Stockholders’ equity:
Common stock (1)(2)	24	23
Additional paid-in capital - common stock	706,490	705,366
Accumulated deficit	(405,494)	(417,957)
Accumulated other comprehensive income (loss)	(8,954)	3,165
Treasury stock, at cost, 2,215,457 and 2,194,003 shares, respectively(2)	(102,672)	(102,397)
Total stockholders’ equity	189,394	188,200
Total liabilities and stockholders’ equity	$1,911,032	$1,886,938

(1)         Common stock—$0.001 par value; 30,000,000 shares authorized; 23,519,164 shares issued and 21,303,707 shares outstanding at December 31, 2013 (includes 386,525 shares of unvested restricted stock); 23,363,524 shares issued and 21,169,521 shares outstanding at December 31, 2012 (includes 339,359 shares of unvested restricted stock).

(2)         Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$57,435	$57,326	$59,985
Investment securities:
Taxable	9,432	8,746	11,277
Tax-exempt	2,990	2,558	2,066
Dividends	664	631	653
Federal funds sold and other	117	304	332
Total interest income	70,638	69,565	74,313
Interest expense:
Deposits	2,490	2,878	6,746
Securities sold under agreement to repurchase and federal funds purchased	49	67	74
Borrowings	3,407	3,327	4,727
Subordinated debentures	1,122	2,882	2,872
Total interest expense	7,068	9,154	14,419
Net interest income	63,570	60,411	59,894
Provision (credit) for loan losses	296	(2,000)	5,000
Net interest income, after provision for loan losses	63,274	62,411	54,894
Noninterest income:
Customer service and other fees	8,916	8,158	8,210
Investment management and trust	2,904	1,751	1,203
Increase in cash surrender value of life insurance	1,018	576	609
Gain (loss) on sale of securities	(11)	2,527	3,703
Gain on sale of SBA loans	725	203	—
Other	247	376	220
Total noninterest income	13,799	13,591	13,945
Noninterest expense:
Salaries and employee benefits	29,581	26,769	26,059
Occupancy expense	6,289	7,253	7,513
Furniture and equipment	2,943	3,143	3,508
Amortization of intangible assets	2,818	3,138	4,091
Other real estate owned, net	(1,160)	4,370	1,559
Insurance and assessments	2,519	3,137	4,053
Professional fees	3,618	4,089	3,528
Prepayment penalty on long-term debt	629	—	2,672
Impairment of long-lived assets	—	2,750	—
Other general and administrative	9,451	9,465	9,504
Total noninterest expense	56,688	64,114	62,487
Income before income taxes	20,385	11,888	6,352
Income tax expense (benefit)	6,356	(3,171)	—
Net income	$14,029	$15,059	$6,352

Net income (loss) applicable to common stockholders	$14,029	$15,059	$(13,454)

Earnings per common share—basic(1):	$0.67	$0.72	$(1.04)
Earnings per common share—diluted(1):	0.67	0.72	(1.04)
Dividends declared per common share(1):	0.08	—	—

Weighted average common shares outstanding-basic(1):	20,867,064	20,786,806	12,988,346
Weighted average common shares outstanding-diluted(1):	20,951,237	20,878,251	12,988,346

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Net income	$14,029	$15,059	$6,352
Other comprehensive income (loss) related to unrealized gains and losses on securities available for sale:
Changes in net unrealized gains (losses) during the period	(20,123)	4,918	9,999
Income tax effect related to changes in unrealized (gains) losses arising during the period	7,649	(1,870)	(3,801)
Reclassification adjustment for net losses (gains) included in net income during the period	11	(2,527)	(3,703)
Income tax effect related to the reclassification adjustment	(4)	961	1,408

Other comprehensive income (loss) related to unrealized gains and losses on derivatives:
Changes in net unrealized gains (losses) during the period	562	—	—
Income tax effect related to changes in unrealized (gains) losses arising during the period	(214)	—	—
Reclassification adjustment for hedge ineffectiveness included in net income during the period	—	—	—
Income tax effect related to the reclassification adjustment	—	—	—

Other comprehensive income (loss)	(12,119)	1,482	3,903
Total comprehensive income	$1,910	$16,541	$10,255

See “Notes to Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Shares Outstanding	Preferred Stock	Common Stock Shares Outstanding and to be Issued (1)	Common Stock and Additional Paid-in Capital	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals
	(In thousands, except share data)
Balance, January 1, 2011	66,025	$64,818	10,705,990	$619,509	$237	$(102,499)	$(419,562)	$(2,220)	$160,283
Net income	—	—	—	—	—	—	6,352	—	6,352
Other comprehensive income	—	—	—	—	—	—	—	3,903	3,903
Stock compensation awards, net of forfeitures	—	—	14,022	—	—	—	—	—	—
Stock based compensation, net	—	—	—	593	—	—	—	—	593
Repurchase of common stock	—	—	(13,089)	—	—	(92)	—	—	(92)
Deferred compensation	—	—	—	—	(237)	237	—	—	—
Preferred share dividends	11,828	19,778	—	—	—	—	(19,806)	—	(28)
Conversion of preferred Stock	(77,853)	(84,596)	10,380,401	84,596	—	—	—	—	—
Balance, December 31, 2011	—	—	21,087,324	704,698	—	(102,354)	(433,016)	1,683	171,011

Net income	—	—	—	—	—	—	15,059	—	15,059
Other comprehensive income	—	—	—	—	—	—	—	1,482	1,482
Stock compensation awards, net of forfeitures	—	—	87,098	—	—	—	—	—	—
Stock based compensation, net	—	—	—	691	—	—	—	—	691
Repurchase of common stock	—	—	(4,901)	—	—	(43)	—	—	(43)
Balance, December 31, 2012	—	—	21,169,521	705,389	—	(102,397)	(417,957)	3,165	188,200

Net income	—	—	—	—	—	—	14,029	—	14,029
Other comprehensive loss	—	—	—	—	—	—	—	(12,119)	(12,119)
Stock compensation awards, net of forfeitures	—	—	155,640	—	—	—	—	—	—
Stock based compensation, net	—	—	—	1,125	—	—	—	—	1,125
Repurchase of common stock	—	—	(21,454)	—	—	(275)	—	—	(275)
Dividends paid	—	—	—	—	—	—	(1,566)	—	(1,566)
Balance, December 31, 2013	—	$—	21,303,707	$706,514	$—	$(102,672)	$(405,494)	$(8,954)	$189,394

(1)    Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$14,029	$15,059	$6,352
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	4,915	5,909	7,091
Provision for loan losses	296	(2,000)	5,000
Impairment of long-lived assets	—	2,750	—
Stock compensation, net	1,125	691	593
Loss (gain) on sale of securities	11	(2,527)	(3,703)
Gain on sale of SBA loans	(725)	(203)	—
Prepayment penalty on debt	629	—	2,672
Loss (gain), net and write-downs of other assets	100	(177)	—
Proceeds from the sale of SBA loans originated with intent to sell	4,604	2,024	—
Loss (gain), net and valuation adjustments on real estate owned	(1,215)	4,103	786
Other	59	(655)	(963)
Net change in:
Other assets	4,665	(3,833)	4,577
Interest payable and other liabilities	1,136	(8,620)	2,942
Net cash from operating activities	29,629	12,521	25,347
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	77,481	198,286	294,722
Purchases	(104,217)	(263,005)	(226,904)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	8,818	5,650	5,844
Purchases	(16,646)	(18,122)	(9,346)
Loan originations net of principal collections	(166,553)	(73,861)	72,591
Redemption (purchase) of time deposits with banks	8,000	(8,000)	—
Cash outlays related to acquisition	(452)	(1,368)	—
Proceeds from sale of other assets	—	1,943	—
Purchase of bank-owned life insurance contracts	(15,000)	—	—
Proceeds from sales of other real estate owned and foreclosed assets	10,926	9,234	21,483
Proceeds from sale of classified loans transferred to held for sale	—	—	2,512
Proceeds from sale of SBA loans transferred to held for sale	3,386	211	—
Additions to premises and equipment	(3,359)	(833)	(574)
Net cash from investing activities	(197,616)	(149,865)	160,328
Cash flows from financing activities:
Net change in deposits	73,701	140,970	(148,565)
Repayment of Federal Home Loan Bank term notes	(163)	(14)	(55,734)
Net change in other borrowings	20,000	—	—
Redemption of subordinated debentures	(16,094)	—	—
Cash dividends on common stock	(1,566)	—	—
Net change in repurchase agreements and federal funds purchased	(42,756)	50,423	(13,496)
Repurchase of common stock	(275)	(43)	(92)
Cash dividends on preferred stock	—	—	(28)
Net cash from financing activities	32,847	191,336	(217,915)
Net change in cash and cash equivalents	(135,140)	53,992	(32,240)
Cash and cash equivalents, beginning of year	163,217	109,225	141,465
Cash and cash equivalents, end of year	$28,077	$163,217	$109,225
Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$7,594	$15,800	$16,772
Income taxes paid (refunded)	711	160	(2,749)
Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	8,576	—	6,480
Loans transferred to other real estate owned and foreclosed assets	2,386	3,890	34,609
Securities transferred to other real estate owned and foreclosed assets	814	—	—
Loans transferred to loans held for sale	3,560	2,021	2,512
Premises and equipment transferred to other assets	—	2,222	—
Preferred stock dividends	—	—	19,778
Conversion of preferred stock into common stock	—	—	84,596
Securities sold or called, not yet settled	21,917	5,878	—
Securities purchased, not yet settled	3,839	16,943	20,800

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

References to the “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

(2)               Summary of Significant Accounting Policies

(a)               Nature of Operations and Principles of Consolidation

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including jumbo mortgages), Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank and its wholly owned subsidiary, Private Capital Management, LLC (“PCM”) provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. The ability of customers to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation.

(b)                 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses and other real estate owned (“OREO”). Assumptions and factors used in these estimates are evaluated on an annual basis and whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of such an evaluation could result in adjustments to the Company’s estimates, which may be material.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(d)                 Time Deposits with Banks

The Company may invest in short term, fully insured time deposits with other banks through the Certificate of Deposit Account Registry Service.

(e)                      Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized according to the effective yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The investments in bank stocks are reviewed by management quarterly for potential OTTI. This quarterly review considers the credit quality of the institution, the institution’s ability to repurchase shares and the Company’s carrying value in the shares relative to the share’s book value. Based on each of these reviews, management concluded that there was no impairment during 2013, 2012 and 2011.

(f)                    Loans and Loan Commitments

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

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. A class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

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

The interest on a nonaccrual loan is accounted for using the cash-basis method, until the loan qualifies for a return to the accrual-basis method, and any payments received on a nonaccrual loan are applied first to the principal balance of the loan. A loan is returned to accrual status after the delinquent borrower’s financial

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments is reasonably assured.

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount of each item represents the Company’s total exposure to loss with respect to the item before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(g)                 Allowance for Loan Losses and Allowance for Unfunded Commitments

The allowance for loan losses or “the allowance” is a valuation allowance for probable incurred loan losses and is reported as a reduction of outstanding loan balances.

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance at a level that it deems appropriate to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

Loans deemed to be uncollectible are charged-off and deducted from the allowance. The Company’s loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan-by-loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on collateral-dependent loans. Charge-offs on smaller balance unsecured homogenous type loans such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

The allowance consists of both specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the pertinent facts and circumstances suggest that such evaluation is necessary. Factors considered by management in determining impairment include the loan’s payment status and the probability of collecting scheduled principal and interest payments when they become due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original underlying loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s original contractual rate or at the fair value of collateral, less estimated selling costs, if repayment is expected solely from collateral. Troubled debt restructurings (“TDRs”) are separately identified for impairment disclosures. If a TDR is considered to be a collateral-dependent loan, the loan is reported at the fair value of the collateral, less estimated selling costs. Likewise, if a TDR is not collateral-dependent, impairment is measured by the present value of estimated future cash flows using the loan’s effective rate at inception. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with its accounting policy for the allowance.

The general component of the allowance covers all other loans not specifically identified as impaired and is determined by calculating losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed and qualitative adjustment factors, which will adjust the historical loss rate, are estimated.  These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. The historical loss experience is adjusted for management’s estimate of the impact of these factors based on the risks present for each portfolio segment.

The Company recognizes a liability in relation to unfunded commitments that is intended to represent the estimated future losses on the commitments. In calculating the amount of this liability, management considers the amount of the Company’s off-balance sheet commitments, estimated utilization factors and loan specific risk factors. The Company’s liability for unfunded commitments is calculated quarterly and the liability is included under “other liabilities” in the consolidated balance sheet.

(h)                     Loans Held for Sale

The Company routinely sells SBA guaranteed loans and particular loans may be considered “held for sale” as of the Company’s balance sheet date. Historically the Company has also designated select classified or nonaccrual loans as held-for-sale as part of its strategy to dispose of these non-earning assets. Once the decision is made to sell a loan, the loan is designated as held for sale and carried at the lower of cost or fair value, with any required write-down being taken at the time of the reclassification.

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

(j)                        Other Real Estate Owned and Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If such an asset’s fair value declines subsequent to the asset’s acquisition, a valuation allowance is recorded through expense. Operating revenues and expenses of these assets and reductions in the fair value of the assets are included in noninterest expense. Gains and losses on their disposition are also included in noninterest expense.

(k)                     Premises and Equipment

Land is carried at cost. Buildings, equipment and software are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the useful life of the asset. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term. Buildings and leasehold improvements carry an estimated useful life of five to forty years and equipment and software carry an estimated useful life of one to 15 years. Repairs and maintenance are charged to noninterest expense as incurred.

(l)                        Bank Stocks

The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank also owns Federal Reserve Bank (FRB) stock and Banker’s Bank of the West (BBW) stock. FHLB, FRB and BBW stock is carried at cost, classified as a restricted security, and periodically reviewed for impairment based on the likelihood of ultimate recovery of par value. Both cash and stock dividends are reported as income.

(m)                  Other Intangible Assets

Intangible assets acquired in a business combination are amortized over their estimated useful lives to their estimated residual values and evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary.

Core deposit intangible assets (“CDI assets”) are recognized at the time of their acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations,

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

management considers variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, ranging from seven years to 15 years.

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing such valuations, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible asset is amortized to expense over its useful life, which has been estimated at ten years. Our customer relationship intangible asset was recognized as a result of the acquisition of PCM on July 31, 2012.

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment charge of $2,750,000 related to two bank buildings that were later transferred to assets held for sale. At December 31, 2013 and December 31, 2012, one of these properties remained held for sale and is included in “other assets” in the consolidated balance sheet.

(o)                     Derivative Instruments

The Company records all derivatives on its consolidated balance sheets at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the derivatives likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). To date, the Company has entered into cash flow hedges and stand-alone derivative agreements but has not entered into any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any portion of the cash flow hedge not deemed highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of the hedged items.

(p)                     Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2013, the Company had only granted stock awards. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense recognized considers estimated forfeitures and is adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to four years, and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2015. At December 31, 2013, certain performance stock awards were expected to vest prior to their expiration, while 70,572 shares were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(q)                     Bank-Owned Life Insurance

The Bank has life insurance policies on certain key executives and former key executives. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

(r)                  Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred tax asset will not be realized. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At December 31, 2013 and December 31, 2012, the Company had a net deferred tax asset of $16,681,000 and $14,990,000, which includes the net unrealized gain (loss) on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of December 31, 2013 it was “more likely than not” that the net deferred tax asset would be fully realized. There was no valuation allowance as of December 31, 2013 or December 31, 2012.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2009 except to the extent of the amount of the 2009 carryback claim for a refund filed in 2010 with respect to 2004 through 2006.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense and did not have any accrued interest and/or penalties at December 31, 2013 or 2012. The Company received an immaterial amount of interest income on tax refunds in 2013 and 2012.

(s)                       Segments of an Enterprise and Related Information

The Company operates as a single segment. The operating information used by the Company’s Chief Executive Officer for purposes of assessing performance and making operating decisions about the Company is the consolidated financial data presented in this report. For the years ended 2013 and 2012, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

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

	Year Ended December 31,
	2013	2012	2011

Average common shares outstanding (1)	20,867,064	20,786,806	12,988,346
Effect of dilutive unvested stock grants (1)(2)	84,173	91,445	—
Average shares outstanding for calculated diluted earnings per common share	20,951,237	20,878,251	12,988,346

(1)Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

(2)The impact of unvested stock grants representing 386,525 shares at December 31, 2013 had a dilutive impact of 84,173 shares in the diluted earnings per share calculation. The impact of unvested stock grants representing 339,359 shares at December 31, 2012 had a dilutive impact of 91,449 shares in the diluted earnings per share calculation. The impact of unvested stock grants representing 309,258 shares at December 31, 2011 were anti-dilutive due to the net loss attributable to common stockholders for the period.

(u)                     Restrictions on Cash

A portion of the cash on deposit with the Federal Reserve Bank of Kansas City (the “Federal Reserve”) was required to meet regulatory reserve requirements. At December 31, 2013 and 2012, there was no reserve requirement.

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

On February 4, 2014 the Company’s Board of Directors declared a quarterly stock dividend of 5 cents per share, payable on February 25, 2014 to stockholders of record on February 18, 2014.

(w)                   Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18 “Fair Value Measurements and Fair Value of Financial Instruments”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(x)                     Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies are more fully disclosed in Note 15 “Legal Contingencies”.

(y)                      Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI and into net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. At December 31, 2013, the impact of this update on the Company’s disclosures was not material.

Newly Issued but not yet Effective Accounting Standards:

In July of 2013, the FASB issued an accounting standards update to reduce the diversity in the accounting practice with respect to the presentation of unrecognized tax benefits when net operating loss or credit carryforwards are present. The provisions of this update require the separate presentation of tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. For public companies, the amendments of the update become effective for fiscal years, and interim periods within those years, beginning subsequent to December 15, 2013. Management expects that the only impact of the update will be for the Company to provide additional disclosure surrounding its recorded net operating loss and credit carryforwards.

In January 2014, the FASB issued an accounting standards update intended to reduce diversity in practice with respect to the derecognition of residential real estate loans and recognition of real estate assets upon repossession of the real estate by the creditor. The amendments in the update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The provisions of the update also require interim and annual disclosure of the amount of foreclosed residential real estate included in the creditor’s financial statements and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. For public companies, the amendments in the update become effective for interim and annual periods beginning on or after December 15, 2014. Management does not expect that the provisions of this accounting standards update will have a material impact on the Company’s accounting for the repossession of residential real estate.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)                  Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss)(“AOCI”) were as follows at the dates presented:

	December 31, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
	(In thousands)
Securities available for sale:
State and municipal	$41,085	$59	$(2,395)	$43,421
Mortgage-backed - agency / residential	254,103	1,289	(10,114)	262,928
Mortgage-backed - private / residential	561	—	—	561
Asset-backed	22,503	—	(1,902)	24,405
Marketable equity	1,535	—	—	1,535
Trust preferred	26,096	88	(2,330)	28,338
Corporate	39,074	510	(211)	38,775
Total securities available for sale	$384,957	$1,946	$(16,952)	$399,963

	December 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
	(In thousands)
Securities available for sale:
State and municipal	$65,244	$519	$(116)	$64,841
Mortgage-backed - agency / residential	264,283	4,342	(411)	260,352
Mortgage-backed - private / residential	720	—	(5)	725
Asset-backed	20,511	147	(7)	20,371
Marketable equity	1,535	—	—	1,535
Trust preferred	32,840	794	(594)	32,640
Corporate	28,249	528	(91)	27,812
Total securities available for sale	$413,382	$6,330	$(1,224)	$408,276

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2013:
State and municipal	$28,015	$—	$(1,664)	$26,351
Mortgage-backed - agency / residential	13,723	343	(200)	13,866
	$41,738	$343	$(1,864)	$40,217

December 31, 2012:
State and municipal	$12,627	$83	$(44)	$12,666
Mortgage-backed - agency / residential	18,656	968	—	19,624
	$31,283	$1,051	$(44)	$32,290

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Proceeds	$35,347	$94,787	$215,999
Gross gains	197	2,761	4,195
Gross losses	(208)	(234)	(492)
Net tax expense related to gains (losses) on sale	(4)	961	1,408

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at December 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale (AFS)
2013	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Due in one year or less	$145	$150
Due after one year through five years	18,352	18,611
Due after five years through ten years	24,453	24,418
Due after ten years	67,584	63,076
Total AFS, excluding mortgage-backed (MBS), asset-backed and marketable equity securities	110,534	106,255
Mortgage-backed, asset-backed and marketable equity securities	289,429	278,702
Total securities available for sale	$399,963	$384,957

	Held to Maturity (HTM)
	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
Due after one year through five years	$1,425	$1,410
Due after five years through ten years	4,169	3,984
Due after ten years	22,421	20,957
Total HTM, excluding MBS	28,015	26,351
Mortgage-backed - agency / residential	13,723	13,866
Total securities held to maturity	$41,738	$40,217

Securities with carrying values of $250,535,000 and $224,845,000 were pledged at December 31, 2013 and 2012, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. At December 31, 2013, approximately $177,077,000 of securities were available for pledging. At December 31, 2012, approximately $191,274,000 of securities were available for pledging.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$35,012	$(1,946)	$3,517	$(449)	$38,529	$(2,395)
Mortgage-backed - agency / residential	186,193	(9,943)	9,668	(171)	195,861	(10,114)
Asset-backed	17,953	(1,526)	4,549	(376)	22,502	(1,902)
Trust preferred	13,215	(227)	7,897	(2,103)	21,112	(2,330)
Corporate	15,484	(211)	—	—	15,484	(211)

Held to maturity:
State and municipal	20,012	(1,296)	2,510	(368)	22,522	(1,664)
Mortgage-backed - agency / residential	6,621	(200)	—	—	6,621	(200)
Total temporarily impaired	$294,490	$(15,349)	$28,141	$(3,467)	$322,631	$(18,816)

In determining whether or not there is an OTTI for a security, management considers many factors, including: (1) the length of time for which and the extent to which the security’s fair value has been less than cost, (2) the financial condition and near-term prospects of the security’s issuer, (3) whether the decline in the security’s value was affected by macroeconomic conditions, and (4) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time.

During the fourth quarter 2010, the Company recognized an OTTI of $3,500,000. During the first quarter 2013, the Company foreclosed on the real estate securing the bond on which the OTTI was recognized. At the time of the transfer, no additional impairment was recognized. There were no accumulated credit losses on any of the Company’s securities as of December 31, 2013.

At December 31, 2013, there were 134 individual securities in an unrealized loss position, including 22 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 112 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. The unrealized loss of greater than 12 months present in our trust preferred securities at December 31, 2013 was primarily attributable to two individual securities. At the date of purchase these securities yielded a fixed rate of 6.44%, however subsequently the two securities converted to variable rate based on 3 month LIBOR+ 57 basis points, with a floor of 4.00%. Management maintains that the unrealized loss on these securities at December 31, 2013 reflects the fact that LIBOR would need to increase by in excess of 320 basis points before these securities would bear a true variable rate and this was the reason for the unrealized loss on these securities at December 31, 2013. At December 31, 2013 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At December 31, 2013, the Company’s unrated municipal bonds comprised approximately 6.3% of the carrying value of the Company’s entire municipal bond portfolio. Management concluded that the unrealized loss positions on securities are a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay. Accordingly, there has been no OTTI recognized on the securities in the Company’s investment portfolio during 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2013, a hospital revenue bond with a book value of $24,115,000 accounted for 12.7% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a deed of trust from the hospital, carries an interest rate of 4.75% and matures December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of December 31, 2013 reflected an unrealized loss of $478,000. Management determined that the estimated fair value of this bond as of December 31, 2012 approximated its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2013, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms. During the fourth quarter 2013 the issuer redeemed $10,810,000 in advance of the contractual repayment schedule.

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2012, aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Description of securities:
Available for sale:
State and municipal	$5,732	$(116)	$—	$—	$5,732	$(116)
Mortgage-backed - agency / residential	38,419	(353)	6,038	(58)	44,457	(411)
Mortgage-backed - private / residential	—	—	720	(5)	720	(5)
Asset-backed	5,174	(7)	—	—	5,174	(7)
Trust preferred	1,594	(21)	9,427	(573)	11,021	(594)
Corporate	4,944	(91)	—	—	4,944	(91)

Held to maturity:
State and municipal	4,124	(44)	—	—	4,124	(44)
Total temporarily impaired	$59,987	$(632)	$16,185	$(636)	$76,172	$(1,268)

At December 31, 2012, there were 38 individual securities in an unrealized loss position. Of those 38 securities, five securities had been in a continuous unrealized loss position for 12 months or longer. Management evaluated these securities in addition to the remaining 33 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates since the securities were acquired. At December 31, 2012, the Company did not intend to sell any of the 38 securities in an unrealized loss position and did not consider it likely that it would be required to sell any of the securities in question prior to recovery in their fair value. The 38 securities in an unrealized loss position did not include the single security for which the $3,500,000 OTTI was taken, as that particular security had previously been marked down to its estimated fair value and transferred into OREO during 2013.

(4)     Bank Stocks

The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investments in these instruments at December 31, 2013 and December 31, 2012 were as follows:

	2013	2012
	(In thousands)
Federal Reserve Bank of Kansas City	$6,123	$6,400
Federal Home Loan Bank of Topeka	8,724	7,104
Other bank stocks securities	758	758
Totals	$15,605	$14,262

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)                  Loans

A summary of loans held for investment by loan type is included in the following table:

	December 31,
	2013	2012
	(In thousands)
Commercial and residential real estate	$856,224	$737,537
Construction	87,940	72,842
Commercial	271,843	237,199
Agricultural	10,772	9,417
Consumer	60,932	63,095
SBA	31,010	37,207
Other	2,039	3,043
Total gross loans	1,320,760	1,160,340
Unearned loan fees	(843)	(1,591)
Loans, held for investment, net of unearned loan fees	1,319,917	1,158,749
Less allowance for loan losses	(21,005)	(25,142)
Net loans, held for investment	$1,298,912	$1,133,607

Activity in the allowance for loan losses for the periods indicated is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of period	$25,142	$34,661	$47,069
Provision (credit) for loan losses	296	(2,000)	5,000
Loans charged-off	(7,273)	(10,699)	(19,585)
Recoveries on loans previously charged-off	2,840	3,180	2,177
Balance, end of period	$21,005	$25,142	$34,661

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of December 31, 2013 and December 31, 2012. In addition, the table also provides a rollforward by portfolio segment of the allowance for loan losses for the years ended December 31, 2013, December 31, 2012 and December 31, 2011. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2011	$39,474	$252	$7,343	$47,069
Charge-offs	(17,828)	(119)	(1,638)	(19,585)
Recoveries	1,774	52	351	2,177
Provision (credit)	5,660	(49)	(611)	5,000
Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661

Balance as of December 31, 2011	$29,080	$136	$5,445	$34,661
Charge-offs	(4,787)	(79)	(5,833)	(10,699)
Recoveries	3,022	51	107	3,180
Provision (credit)	(7,765)	(32)	5,797	(2,000)
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142

Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(5,780)	(35)	(1,458)	(7,273)
Recoveries	2,292	33	515	2,840
Provision (credit)	2,413	(22)	(2,095)	296
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005

Balances at December 31, 2013:

Allowance for Loan Losses
Individually evaluated	$352	$1	$212	$565
Collectively evaluated	18,123	51	2,266	20,440
Total	$18,475	$52	$2,478	$21,005

Loans
Individually evaluated	$21,045	$27	$631	$21,703
Collectively evaluated	1,075,051	3,929	219,234	1,298,214
Total	$1,096,096	$3,956	$219,865	$1,319,917

Balances at December 31, 2012:

Allowance for Loan Losses
Individually evaluated	$1,656	$—	$998	$2,654
Collectively evaluated	17,894	76	4,518	22,488
Total	$19,550	$76	$5,516	$25,142

Loans
Individually evaluated	$16,223	$6	$1,525	$17,754
Collectively evaluated	953,429	4,419	183,147	1,140,995
Total	$969,652	$4,425	$184,672	$1,158,749

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide additional detail with respect to impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized may exclude an immaterial amount of interest income on matured loans that are 90 days or more past due, but that are in the process of being renewed and thus are still accruing.

December 31, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$6,184	$6,759	$—	$7,274	$244
Construction	10,283	10,738	—	7,945	—
Commercial	294	294	—	362	15
Consumer	378	379	—	515	11
Other	202	472	—	774	—
Total	$17,341	$18,642	$—	$16,870	$270

Impaired loans with a related allowance:
Commercial and residential real estate	$2,714	$3,699	$182	$6,677	$73
Construction	—	—	—	2,735	—
Commercial	666	1,236	220	1,453	9
Consumer	816	862	93	738	7
Other	166	359	70	286	—
Total	$4,362	$6,156	$565	$11,889	$89

Total impaired loans:
Commercial and residential real estate	$8,898	$10,458	$182	$13,951	$317
Construction	10,283	10,738	—	10,680	—
Commercial	960	1,530	220	1,815	24
Consumer	1,194	1,241	93	1,253	18
Other	368	831	70	1,060	—
Total impaired loans	$21,703	$24,798	$565	$28,759	$359

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,897	$8,352	$—	$7,983	$188
Construction	—	—	—	104	—
Commercial	204	284	—	3,247	—
Consumer	616	668	—	1,136	—
Other	1,231	1,959	—	839	—
Total	$9,948	$11,263	$—	$13,309	$188

Impaired loans with a related allowance:
Commercial and residential real estate	$4,199	$5,000	$831	$7,121	$18
Construction	—	—	—	—	—
Commercial	2,801	4,279	1,531	2,218	—
Consumer	716	978	232	545	—
Other	90	185	60	513	—
Total	$7,806	$10,442	$2,654	$10,397	$18

Total impaired loans:
Commercial and residential real estate	$12,096	$13,352	$831	$15,104	$206
Construction	—	—	—	104	—
Commercial	3,005	4,563	1,531	5,465	—
Consumer	1,332	1,646	232	1,681	—
Other	1,321	2,144	60	1,352	—
Total impaired loans	$17,754	$21,705	$2,654	$23,706	$206

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2013	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential real estate	$590	$—	$3,277	$3,867	$855,677
Construction	277	—	10,283	10,560	87,884
Commercial	616	—	624	1,240	271,670
Consumer	146	—	924	1,070	60,893
Other	494	—	368	862	43,793
Total	$2,123	$—	$15,476	$17,599	$1,319,917

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential real estate	$832	$224	$8,034	$9,090	$736,524
Construction	—	—	—	—	72,742
Commercial	2,671	—	3,005	5,676	236,874
Consumer	140	—	1,332	1,472	63,009
Other	627	—	1,321	1,948	49,600
Total	$4,270	$224	$13,692	$18,186	$1,158,749

If nonaccrual loans outstanding during 2013, 2012 and 2011 had been current in accordance with their original terms, $1,058,000, $1,009,000 and $1,532,000 would have been recorded in incremental gross interest income during 2013, 2012 and 2011, respectively. The income recognized on nonaccrual loans prior to impairment during the years ended December 31, 2013, 2012 and 2011 was $249,000, $288,000 and $365,000 respectively.

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

December 31, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$847,231	$77,657	$270,511	$58,868	$41,771	$1,296,038
Substandard	8,993	10,283	1,332	2,064	2,050	24,722
Doubtful	—	—	—	—	—	—
Subtotal	856,224	87,940	271,843	60,932	43,821	1,320,760
Less: Unearned loan fees	(547)	(56)	(173)	(39)	(28)	(843)
Loans, held for investment, net of unearned loan fees	$855,677	$87,884	$271,670	$60,893	$43,793	$1,319,917

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$709,281	$72,842	$232,751	$60,517	$46,720	$1,122,111
Substandard	28,256	—	4,448	2,578	2,947	38,229
Doubtful	—	—	—	—	—	—
Subtotal	737,537	72,842	237,199	63,095	49,667	1,160,340
Less: Unearned loan fees	(1,013)	(100)	(325)	(86)	(67)	(1,591)
Loans, held for investment, net of unearned loan fees	$736,524	$72,742	$236,874	$63,009	$49,600	$1,158,749

The book balance of TDRs at December 31, 2013 and December 31, 2012 was $9,332,000 and $8,497,000, respectively. Management established approximately $335,000 and $1,551,000 in specific reserves with respect to these loans as of December 31, 2013 and December 31, 2012. As of both December 31, 2013 and December 31, 2012, the Company had no material additional amounts committed on loans classified as troubled debt restructurings.

During the year ended December 31, 2013, the terms of 36 loans were modified in troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: the renewal of a loan with a stated interest rate below market; an extension of maturity; a restructure of payment terms; or a permanent reduction in the recorded investment in the loan. In aggregate, as a result of these modifications, the Company recognized charge-offs of approximately $266,000.

During the year ended December 31, 2012, the terms of nine loans were modified in troubled debt restructurings. The TDRs included one or a combination of the following: a reduction of the stated interest rate of the loan; the renewal of a loan with a stated interest rate below market; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan. In aggregate, as a result of these modifications, the Company recognized charge-offs of approximately $2,326,000.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years indicated:

Year Ended December 31, 2013:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(In thousands)
Commercial and residential real estate	22	$6,689	$6,423
Construction	—	—	—
Commercial	8	1,055	1,055
Consumer	6	291	291
Other	—	—	—
Total	36	$8,035	$7,769

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Year Ended December 31, 2012:

Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Commercial and residential real estate	8	$6,710	$5,494
Construction	—	—	—
Commercial	1	2,144	1,034
Consumer	—	—	—
Other	—	—	—
Total	9	$8,854	$6,528

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. Two loans designated as TDRs defaulted during the year ended December 31, 2013, and as a result, a $133,000 charge-off was taken on one of these two loans. No specific reserve was established with respect to either loan as of December 31, 2013.

A single default of a loan designated as a TDR occurred during the year ended December 31, 2012. The Company charged-off approximately $1,095,000 on this loan during the year and established a specific reserve of approximately $773,000 on this loan at December 31, 2012.

(6)               Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2013	2012
	(In thousands)
Land	$11,782	$11,782
Buildings	42,764	39,970
Leasehold improvements	5,005	5,473
Equipment and Software	14,852	14,814
Leasehold interest in land	684	684
Subtotal	$75,087	$72,723
Accumulated depreciation and amortization	(27,007)	(25,805)
Total premises and equipment	$48,080	$46,918

Depreciation expense for the years ended December 31, 2013, 2012 and 2011was approximately $2,097,000, $2,770,000 and $3,000,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

During 2013, management closed a single leased branch facility. During 2012, management closed six branch facilities, of which three were owned and three were leased. An impairment of $2,750,000 was recorded in 2012 with respect to two of the bank-owned branch facilities. No impairment was recognized on the third bank-owned branch facility. The assets were transferred to other assets at their estimated fair market value, less estimated selling costs. Two of these facilities were sold during 2012.

Operating Leases: Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2013 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2014	$2,334
2015	2,247
2016	784
2017	323
2018	177
Thereafter	763
$6,628

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Certain leases contain options to extend the lease terms for five to twenty-one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $2,825,000, $3,102,000 and $3,332,000, respectively.

(7)               Other Real Estate Owned

Changes in the carrying amount of the Company’s OREO for the years ended December 31, 2013 and 2012 were as follows (in thousands):

Balance, January 1, 2011	$22,898
Additions to OREO	34,878
Dispositions of OREO	(27,963)
Net loss on sale and valuation adjustments	(786)
Balance as of December 31, 2011	$29,027
Additions to OREO	3,890
Dispositions of OREO	(9,234)
Net loss on sale and valuation adjustments	(4,103)
Balance as of December 31, 2012	$19,580
Additions to OREO	3,200
Dispositions of OREO	(19,502)
Net gain on sale and valuation adjustments	1,215
Balance as of December 31, 2013	$4,493

Expenses related to OREO for the periods indicated include:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net (gain)/loss on sale and valuation adjustments	$(1,215)	$4,103	$786
Operating expenses, net of rental income	55	267	773
Total expenses related to foreclosed assets	$(1,160)	$4,370	$1,559

(8)               Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2013, the Company had intangible assets comprised of its core deposit intangible assets and a customer relationship intangible asset. The amortization expense related to the core deposit intangible asset represents the estimated decline in the value of the underlying customer deposits acquired through past acquisitions. As a result of the Bank’s July 2012 acquisition of substantially all of the assets and liabilities of PCM, a Denver-based investment advisory firm providing investment management and financial planning services to high net worth individuals and institutions, a customer relationship intangible asset was recognized. The acquisition was consummated to enhance the Bank’s existing wealth management practice. The amortization expense related to the customer relationship intangible asset represents the estimated decline in value of the customer relationships acquired with PCM in 2012.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the gross amounts of core deposit intangible assets and a customer relationship intangible asset and the related accumulated amortization at the dates indicated:

		December 31,
	Useful Life	2013	2012
		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(58,611)	(56,046)
Core deposit intangible assets, net		$4,364	$6,929

Customer relationship intangible asset	10 years	2,524	2,524
Customer relationship intangible asset accumulated		(358)	(105)
Customer relationship intangible asset, net		$2,166	$2,419

Total other intangible assets, net		$6,530	$9,348

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2,818,000, $3,138,000 and $4,091,000 respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Total
Fiscal year ending:
2014	$2,349
2015	1,668
2016	645
2017	481
2018	405
Thereafter	982
$6,530

(9)               Deposits

The aggregate amount of time deposits in denominations of $100,000 or more (excluding brokered deposits) at December 31, 2013 and 2012 was $83,584,000 and $92,624,000, respectively.

At December 31, 2013 and 2012, the Bank had $20,628,000 and $16,056,000, respectively, in brokered time deposits. No reciprocal time deposits were outstanding as of December 31, 2013 or December 31, 2012.

At December 31, 2013 the scheduled maturities of interest-bearing time deposits are as follows (amounts in thousands):

2014	$124,778
2015	16,016
2016	4,437
2017	20,964
2018	13,911
$180,106

(10)        Securities Sold Under Agreements to Repurchase

The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2013	2012
	(Dollars in thousands)
Ending Balance	$24,284	$67,040
Weighted-average interest rate at year-end	0.16%	0.13%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which had carrying values of $30,494,000 and $79,199,000 at December 31, 2013 and 2012, respectively.

Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Average daily balance during the year	$36,357	$41,953	$18,525
Average interest rate during the year	0.13%	0.16%	0.40%
Maximum month-end balance during the year	$62,021	$89,959	$22,068

(11)           Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
December 31, 2013
Short-term borrowings:
FHLB line of credit	$20,000	0.19%	overnight	$339,727
Total short-term borrowings	$20,000

Long-term borrowings:
FHLB term notes (fixed rate)	110,000	Range: 2.52% - 3.17%	2017 - 2018	See below
Total borrowings	$130,000

December 31, 2012
Short-term borrowings:
FHLB line of credit	$—		n/a	$316,996
Total short-term borrowings	$—

Long-term borrowings:
FHLB term notes (fixed rate)	110,163	Range: 2.52% - 4.43%	2013 - 2018	See below
Total borrowings	$110,163

At December 31, 2013, the Company’s outstanding borrowings were $130,000,000 as compared to $110,163,000 at December 31, 2012. These borrowings at December 31, 2013 consisted of $110,000,000 of term notes and $20,000,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2012, outstanding borrowings consisted only of term borrowings with the FHLB.

Each term note from the FHLB is payable at its maturity date, with a prepayment penalty if paid prior to maturity. The weighted-average rate on the FHLB term notes is 2.97% at December 31, 2013. At December 31, 2013, $110,000,000 of the FHLB fixed rate term notes were convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the notes are converted by the FHLB, the Bank has the option to prepay the note without penalty. If the notes are not converted by the FHLB, the note becomes convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. The interest rate on the line of credit varies with the federal funds rate, and was 0.19% at December 31, 2013. The term notes have fixed interest rates that range from 2.52% to 3.17%, with a weighted average rate of 2.97%, and remaining maturities as of December 31, 2013 ranging from 47 to 49 months.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2013, the scheduled maturities of borrowings are as follows (in thousands):

2014	$20,000
2015	—
2016	—
2017	40,000
2018	70,000
Total borrowings	$130,000

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $339,727,000 at December 31, 2013 and $316,996,000 at December 31, 2012. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $209,727,000 at December 31, 2013 and $206,833,000 at December 31, 2012.

Information concerning borrowings on the FHLB line of credit is summarized below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Average daily balance during the year	$34,570	$—	$—
Average interest rate during the year	0.19%	—%	—%
Maximum month-end balance during the year	$92,568	$—	$—

(12)              Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current tax expense:
Federal	$318	$458	$—
State	297	224	—
Total current tax expense	615	682	—
Deferred tax expense
Federal	5,274	2,620	1,664
State	467	130	233
Total deferred tax expense	5,741	2,750	1,897

Deferred tax valuation allowance	—	(6,603)	(1,897)
Total tax expense (benefit)	$6,356	$(3,171)	$—

Income tax expense attributable to the income from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income from operations as a result of the following:

	Year Ended December 31,
	2013	2012	2011
Tax expense at statutory federal rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.5%	2.2%	(2.0)%
Tax exempt income	(6.5)%	(8.8)%	(13.5)%
Change in valuation allowance	0.0%	(55.5)%	(29.9)%
Preferred stock conversion costs	0.0%	0.0%	5.2%
Other	0.2%	0.4%	5.2%
	31.2%	(26.7)%	0.0%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Current taxes payable at December 31, 2013 totaled approximately $61,000 compared to current taxes payable at December 31, 2012 of $518,600. The Company’s net deferred tax asset is included in other assets at December 31, 2013 and December 31, 2012.

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 are as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,984	$9,556
Other real estate owned	1,973	3,468
Other assets and accruals	1,735	1,973
Other-than-temporary-impairment	—	1,330
Unrealized loss on securities	5,704	—
Net operating loss, AMT and other tax attribute carryforwards	6,969	8,939
Intangible assets	634	706
Stock compensation and other	330	219
Total deferred tax assets:	25,329	26,191

Deferred tax liabilities:
Premises and equipment	4,268	4,300
Core deposit intangibles	1,659	2,634
Unrealized gain on securities	—	1,941
FHLB stock, prepaid assets, equity investments and other liabilities	2,721	2,326
Total deferred tax liabilities	8,648	11,201
Deferred tax asset, net	$16,681	$14,990

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that are a component of net operating losses. Equity will be increased by approximately $214,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Based on projections of future taxable income in periods in which existing deferred tax assets are expected to become deductible, in addition to the support provided by available tax planning strategies, management determined that the realization of the Company’s net deferred tax asset was more likely than not and as a result the Company did not record a valuation allowance on its net deferred tax asset as of December 31, 2013 or December 31, 2012.

At December 31, 2013, the Company had a federal net operating loss carryforward of approximately $11,479,000 expiring in 2030 and 2031, and a state net operating loss carryforward of approximately $73,471,000, which expires at various dates from 2029 through 2031. Deferred tax assets are recognized for net operating losses, subject to a valuation allowance, to the extent that the benefit is more likely than not to be realized.

As of December 31, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)              Subordinated Debentures and Trust Preferred Securities

At December 31, 2013, the Company’s outstanding subordinated debentures were $25,774,000 with a weighted average cost of funds of 3.07% compared to $41,239,000 and a weighted average cost of funds of 5.91% at December 31, 2012. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II, primarily with the intention of reducing interest expense on these instruments in future periods. As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

The Company’s remaining subordinated debentures were issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (TruPS”). Generally, and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

In September 2000, a predecessor to the Company formed CenBank Statutory Trust I and the trust completed an offering of $10,000,000, 10.6% Cumulative TruPS, which were guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of 10.6% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures was distributed to the holders of the TruPS. Distributions payable on the TruPS were recorded as interest expense in the consolidated statements of income. These Debentures were unsecured, ranked junior and were subordinate in right of payment to all senior debt of the Company. The TruPS were subject to mandatory redemption upon repayment of the Debentures. The Company had the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period could extend beyond the redemption or maturity date of the Debentures. The Debentures had a contractual maturity of September 7, 2030 and were callable on each semi-annual payment date. The Company called the Debentures on March 7, 2013 at a price equal to 104.24% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date, which also resulted in the redemption of the related TruPS. Upon redemption, the Company recognized a prepayment penalty of approximately $425,000.

In February 2001, a predecessor to the Company formed CenBank Statutory Trust II and the trust completed an offering of $5,000,000, 10.2% Cumulative TruPS, which were guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of 10.2% Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest paid on the Debentures was distributed to the holders of the TruPS. Terms and conditions of these Debentures were substantially similar to those as described under the CenBank Statutory Trust I. The Debentures had a contractual maturity of February 22, 2031 and were callable on each semi-annual payment date. The Company called the Debentures on February 22, 2013 at a price equal to 104.08% of the outstanding aggregate principal amount plus all accrued and unpaid interest to the redemption date, which also resulted in the redemption of the related TruPS. Upon redemption, the Company recognized a prepayment penalty of approximately $204,000.

In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15,000,000, LIBOR plus 2.65% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of floating rate Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The Debentures mature on April 15, 2034 and are callable on each quarterly payment date.

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10,000,000, LIBOR plus 3.10% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

purchase $10,310,000 in principal amount of Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and conditions of these Debentures are substantially similar to those as described under the CenBank Statutory Trust I. The debentures mature on July 7, 2033 and are callable on each quarterly interest payment date.

As of December 31, 2013, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

Under the terms of each indenture pursuant to which the respective subordinated debentures were issued, the Company has the ability to defer interest on the debentures for a period of up to 60 months as long as it is in compliance with all covenants of the respective indenture. Such a deferral is not an event of default under each indenture and interest on the debentures continues to accrue during the deferral period. On July 1, 2009, the Company notified the trustees that it would defer interest on the four subordinated debentures it held at that time. With the written approval from the Federal Reserve Bank of Kansas City, the Company paid all deferred interest and resumed the payment of regular interest, during the third quarter 2012. No interest is being deferred as of December 31, 2013.

At December 31, 2013, the Company had accrued, unpaid interest on its subordinated debentures of approximately $202,000 compared to $707,000 at December 31, 2012. Interest payable on subordinated debentures is included in interest payable and other liabilities, on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2013, the full $25,000,000 of the TruPS qualified as Tier 1 capital. As of December 31, 2012, the full $40,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Act and the recent joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The following table summarizes the terms of each outstanding subordinated debenture issuance at December 31, 2013 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date **

CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2014	Variable	LIBOR + 2.65%	2.89%	4/15/2014
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2014	Variable	LIBOR + 3.10%	3.34%	4/7/2014

*   Call date represents the earliest or next date the Company can call the debentures.

** On January 7, 2014, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.34%. On January 15, 2014, the rate on the CenBank Trust III subordinated debentures reset to 2.89%.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)              Commitments

The Bank enters into credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31 of the year indicated the following financial instruments were outstanding whose contract amounts represented credit risk:

	2013	2012
	(In thousands)
Commitments to extend credit:
Variable	$290,564	$268,703
Fixed	30,343	52,176
Total commitments to extend credit	$320,907	$320,879

Standby letters of credit	$10,217	$14,315

At December 31, 2013, the rates on the fixed rate commitments to extend credit ranged from 2.33% to 7.25%.

A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used in making loans are used to make such commitments, including obtaining collateral, if necessary, at exercise of the commitment.

A commitment to extend credit under an overdraft protection agreement is a commitment for a possible future extension of credit to an existing deposit customer. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. A majority of letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting these commitments if deemed necessary.

(15)  Legal Contingencies

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process, including appeals, arising from transactions conducted in the ordinary course of business. Management believes, after consultations with legal counsel that it is not probable that the outcome of current legal actions will result in a liability that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

(16)   Employee Benefit Plans

Substantially all employees are eligible to participate in the Company’s 401(k) plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the plan. For years ended December 31, 2013, 2012 and 2011, matching contributions to the 401(k) plan were $433,000, $429,000 and $296,000, respectively.

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

Prior to the vesting of stock awards that are subject to a service vesting condition, each grantee has the rights of a stockholder with respect to voting the shares of stock represented by the award. The grantee is not entitled to dividend rights with respect to the shares of stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the shares of stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance-based vesting conditions, no other grants have been made under the Incentive Plan.

The Incentive Plan authorizes grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of December 31, 2013 and December 31, 2012, there were outstanding awards representing 386,525 and 339,359 shares of unvested stock (net of forfeitures), with 931,384 and 1,087,087 shares remaining available for grant under the Incentive Plan, respectively.

Of the 386,525 shares represented by unvested awards at December 31, 2013, approximately 296,000 shares are expected to vest. At December 31, 2013, there were 147,185 shares of restricted stock outstanding that were subject to a performance condition. Management expects that 76,613 of these 147,185 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through November 2013. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2012 and 2013 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. Management expects that the targeted performance goals will be met with respect to the performance-based shares awarded in 2013 and does not expect to reach the threshold performance criteria for the performance awards granted in 2012, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares (1)	Weighted Average Fair Value on Award Date (1)
Unearned at January 1, 2013	339,359	$7.40
Awarded	239,399	10.19
Forfeited	(83,705)	6.71
Vested	(108,528)	7.67
Unearned at December 31, 2013	386,525	$9.18

(1)         Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

The Company recognized $1,125,000, $691,000 and $593,000 in stock-based compensation expense for services rendered for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized for share-based compensation arrangements was $428,000, $238,000 and $59,000 for the years ending December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, compensation cost of $1,917,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.4 years. The fair value of awards that vested in 2013 was approximately $1,325,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)        Related-Party Transactions

Deposits from related parties held by the Company at December 31, 2013 and 2012 amounted to $832,000 and $938,000, respectively. At December 31, 2013 and 2012, the Company had no loans to related parties.

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

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where market values of similar securities are not available management utilizes a discounted cash flow model with market-adjusted discount rates, or other unobservable inputs to estimate fair value. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3 (Level 3 inputs). The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

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

Upon being designated impaired, impaired loans are evaluated to determine whether or not they are collateral-dependent. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions, management considers the fair value of impaired loans to be highly sensitive to changes in market conditions.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

OREO is valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell. The appraised value may be adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of OREO properties, and because of the relationship between fair value and general economic conditions, management considers the fair value of OREO to be highly sensitive to changes in market conditions.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at December 31, 2013
State and municipal securities	$—	$16,918	$24,167	$41,085
Mortgage-backed securities — agency / residential	—	254,103	—	254,103
Mortgage-backed securities — private / residential	—	561	—	561
Asset-backed securities	—	22,503	—	22,503
Marketable equity securities	—	1,535	—	1,535
Trust preferred securities	—	26,096	—	26,096
Corporate securities	—	39,074	—	39,074
Interest rate swaps - cash flow hedge	—	465	—	465

Assets/Liabilities at December 31, 2012
State and municipal securities	$—	$15,355	$49,889	$65,244
Mortgage-backed securities — agency / residential	—	264,283	—	264,283
Mortgage-backed securities — private / residential	—	720	—	720
Asset-backed securities	—	20,511	—	20,511
Marketable equity securities	—	1,535	—	1,535
Trust preferred securities	—	32,840	—	32,840
Corporate securities	—	28,249	—	28,249

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2013 or 2012. As discussed in footnote (3) “Securities”, the single municipal security for which an OTTI was recognized during the fourth quarter of 2010 was foreclosed upon during the first quarter 2013 and is now included as a Level 3 OREO property.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

State and Municipal Securities

(In thousands)
Beginning balance December 31, 2012	$49,889
Total unrealized gains (losses) included in:
Net income (loss)	94
Other comprehensive income (loss)	(862)
Sales, calls and prepayments	(24,140)
Transfer to OREO	(814)
Transfers in and (out) of Level 3	—
Balance December 31, 2013	$24,167

For the year ended December 31, 2013, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale. For the years ended December 31, 2013 and December 31, 2012 the amounts included in net income include gains recognized on the sale or call of Level 3 municipal bonds in addition to the accretion of any discount.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

State and Municipal Securities

(In thousands)
Beginning balance	$50,336
Total unrealized gains (losses) included in:
Other comprehensive income (loss)	1,171
Sales, calls and prepayments	(1,618)
Transfers in and (out) of Level 3	—
Balance December 31, 2012	$49,889

For the year ended December 31, 2012, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at December 31, 2013 and December 31, 2012:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$23,636	discounted cash flow	discount rate	5.10%
State and municipal securities	531	matrix pricing	discount rate or yield	N/A*
Total	$24,167

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$48,025	discounted cash flow	discount rate	4%-5%
State and municipal securities	814	appraisal	adjustment to comparable sales	29%
State and municipal securities	1,050	matrix pricing	discount rate or yield	N/A*
Total	$49,889

* The Company relies on a third party pricing service to value unrated municipal securities. Because of the lack of credit ratings, management considers the relationship between rates on these securities and benchmarks rates to be unobservable. The unobservable adjustments used by the third party pricing service were not readily available.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following tables present impaired loans measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012. The valuation methodology used to measure the fair value of these loans is described earlier in this Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
December 31, 2013
Impaired loans:
Commercial and residential real estate	$—	$—	$115	$115
Other	—	—	231	231
Total impaired loans	$—	$—	$346	$346

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
December 31, 2012
Impaired loans:
Commercial and residential real estate	$—	$—	$7,467	$7,467
Commercial	—	—	1,270	1,270
Consumer	—	—	484	484
Other	—	—	1,152	1,152
Total impaired loans	$—	$—	$10,373	$10,373

Impaired loans, which are measured for impairment using either the fair value of collateral or the present value of expected future cash flows, had a carrying amount of $21,703,000 at December 31, 2013, after a partial charge-off of $1,507,000. In addition, these loans had a specific valuation allowance of $565,000 at December 31, 2013. These specific reserves generally represent the deficiency between the net realizable value of the underlying collateral and the Company’s recorded investment. Of the $21,703,000 impaired loan portfolio at December 31, 2013, $425,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $21,278,000 of impaired loans were not carried at fair value at December 31, 2013, because these loans did not require a specific reserve calculated based on the fair value of collateral or have amounts previously charged-off.  During 2013, charge-offs and changes in specific valuation allowances on impaired loans resulted in an additional specific provision for loan losses of $1,859,000.

Impaired loans had a carrying amount of $17,754,000 at December 31, 2012, after a partial charge-off of $3,951,000. In addition, these loans had a specific valuation allowance of $2,654,000 at December 31, 2012. Of the $17,754,000 impaired loan portfolio at December 31, 2012, $13,027,000 were carried at fair value as a result of the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

aforementioned charge-offs and specific valuation allowances. The remaining $4,727,000 of impaired loans were carried at cost at December 31, 2012.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following tables present quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$115	sales comparison	adjustment to comparable sales	6%-8%
Other	231	sales comparison	adjustment to comparable sales	6%-8%
Total impaired loans	$346

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential real estate	$7,467	income approach	capitalization rate	8% - 10%
		sales comparison	adjustment to comparable sales	8% - 25%
Commercial	1,270	discounted cash flow	discount rate	10%
Consumer	484	sales comparison	adjustment to comparable sales	19% - 26%
Other	1,152	sales comparison	adjustment to comparable sales	5% - 25%
		income approach	capitalization rate	10%
Total impaired loans	$10,373

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
December 31, 2013
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$1,636	$1,636
Land	—	—	2,857	2,857
Total other real estate owned and foreclosed assets	$—	$—	$4,493	$4,493

December 31, 2012
Other real estate owned and foreclosed assets:
Commercial real estate	$—	$—	$15,507	$15,507
Land	—	—	4,073	4,073
Total other real estate owned and foreclosed assets	$—	$—	$19,580	$19,580

OREO had a carrying amount of $4,493,000 at December 31, 2013, which was made up of an outstanding balance of $5,515,000, with a valuation allowance of $1,022,000. OREO write-downs and sales in 2013 resulted in the valuation allowance decreasing by $15,410,000 during 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

OREO had a carrying amount of $19,580,000 at December 31, 2012, which was made up of an outstanding balance of $36,012,000, with a valuation allowance of $16,432,000. OREO write-downs and sales in 2012 resulted in the valuation allowance increasing by $3,382,000 during 2012.

The following table presents quantitative information about Level 3 fair value measurements for OREO measured at fair value on a nonrecurring basis as of the dates indicated:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$1,636	broker opinion	discount to broker opinion	10% - 20%
Land	2,857	sales comparison	adjustment to comparable sales	10% - 55%
		broker opinion	discount to broker opinion	10% - 20%
Total other real estate owned and foreclosed assets	$4,493

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and foreclosed assets:
Commercial real estate	$15,507	income approach	capitalization rate	6% - 11%
		contract negotiations	adjustment to appraised value	34%
Land	4,073	sales comparison	adjustment to comparable sales	18% - 55%
Total other real estate owned and foreclosed assets	$19,580

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	Fair Value Measurements at December 31, 2013:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,077	$28,077	$—	$—	$28,077
Securities available for sale	384,957	—	360,790	24,167	384,957
Securities held to maturity	41,738	—	36,463	3,754	40,217
Bank stocks	15,605	n/a	n/a	n/a	n/a
Loans held for sale	507	558	—	—	558
Loans held for investment, net	1,298,912	—	—	1,291,439	1,291,439
Accrued interest receivable	5,156	—	5,156	—	5,156
Interest rate swap - cash flow hedge	465	—	465	—	465

Financial liabilities:
Deposits	$1,528,457	$—	$1,527,034	$—	$1,527,034
Federal funds purchased and sold under agreements to repurchase	24,284	—	24,284	—	24,284
Short-term borrowings	20,000	—	20,000	—	20,000
Subordinated debentures	25,774	—	—	18,351	18,351
Long-term borrowings	110,000	—	117,316	—	117,316
Accrued interest payable	600	—	600	—	600

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Fair Value Measurements at December 31, 2012:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$163,217	$163,217	$—	$—	$163,217
Time deposits with banks	8,000	8,000	—	—	8,000
Securities available for sale	413,382	—	363,493	49,889	413,382
Securities held to maturity	31,283	—	32,290	—	32,290
Bank stocks	14,262	n/a	n/a	n/a	n/a
Loans held for investment, net	1,133,607	—	—	1,169,920	1,169,920
Accrued interest receivable	4,896	—	4,896	—	4,896

Financial liabilities:
Deposits	$1,454,756	$—	$1,454,452	$—	$1,454,452
Federal funds purchased and sold under agreements to repurchase	67,040	—	67,040	—	67,040
Subordinated debentures	41,239	—	—	33,848	33,848
Long-term borrowings	110,163	—	120,941	—	120,941
Accrued interest payable	1,126	—	1,126	—	1,126

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

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers’ Bank of the West stock. These three stocks comprise the majority of the balance of the Company’s bank stocks.

(c) Loans Held for Investment

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

at the lower of cost or fair value as described above in this note. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value determined by the sales price agreed upon in negotiations with the purchaser (Level 1).

(e) Deposits

The fair values of demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

(j) Interest Rate Swaps, net

The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

(k) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

(19)   Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company utilizes derivative financial instruments to assist in the management of interest rate risk, primarily helping to secure long-term borrowing rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment or receipt of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of the Company’s known or expected cash payments or receipts principally related to certain variable-rate borrowings. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2013 and December 31, 2012:

	Balance
	Sheet	Fair Value December 31,
	Location	2013	2012
		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$465	$—
Liabilities:
Interest rate swaps	Other liabilities	$—	$—

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2013, the Company had one interest rate swap with a notional amount of $25,000,000 that was designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings. The swap is forward-starting and is not effective until June 2015.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During 2013, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, no amounts will be reclassified as an adjustment to interest expense related to interest rate swaps as the related borrowings which correspond to the hedge are anticipated to be entered into during June of 2015.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the years ended December 31, 2013 and 2012:

	Income
Interest Rate Swaps with	Statement	December 31,
Hedge Designation	Location	2013	2012
		(In thousands)
Gain or (loss) recognized in OCI on derivative	Not applicable	$348	$—
Gain or (loss) reclassified from accumulated OCI into income (ineffective portion)	Interest expense	—	—

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1,065,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios for 2013 and 2012 are presented in the table below:

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in thousands
As of December 31, 2013:
Total Risk-Based Capital Ratio
Consolidated	$238,390	14.96%	$127,453	8.00%	N/A	N/A
Guaranty Bank and Trust Company	228,141	14.37%	126,967	8.00%	$158,708	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	218,461	13.71%	63,727	4.00%	N/A	N/A
Guaranty Bank and Trust Company	208,287	13.12%	63,483	4.00%	95,225	6.00%
Leverage Ratio
Consolidated	218,461	11.49%	76,025	4.00%	N/A	N/A
Guaranty Bank and Trust Company	208,287	11.00%	75,767	4.00%	94,708	5.00%
As of December 31, 2012:
Total Risk-Based Capital Ratio
Consolidated	$237,576	16.27%	$116,796	8.00%	N/A	N/A
Guaranty Bank and Trust Company	226,260	15.52%	116,651	8.00%	$145,813	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	219,240	15.02%	58,398	4.00%	N/A	N/A
Guaranty Bank and Trust Company	207,947	14.26%	58,325	4.00%	87,488	6.00%
Leverage Ratio
Consolidated	219,240	11.93%	73,497	4.00%	N/A	N/A
Guaranty Bank and Trust Company	207,947	11.35%	73,265	4.00%	91,581	5.00%

(21)  Preferred Stock

On August 11, 2009, the Company issued 59,053 shares of 9% non-cumulative Series A Convertible Preferred Stock, with a liquidation preference of $1,000 per share, which resulted in additional capital of $57,846,000, net of expenses.

On July 27, 2011, the Company and the principal holders of the Company’s Series A Convertible Preferred Stock entered into a Transaction Agreement, which was subsequently amended and restated on August 9, 2011, whereby the parties agreed, subject to stockholder and regulatory approval, to effectuate an accelerated mandatory conversion of the outstanding Series A Convertible Preferred Stock at a conversion price of $1.50 per share. As part of the agreement and transaction, the Company agreed to issue a special paid-in-kind (PIK) dividend in the aggregate amount of approximately 7,300 shares of Series A Convertible Preferred Stock to all holders of the Series A Convertible Preferred Stock, with any fractional shares to be paid in cash. On September 29, 2011, the transaction, among other items, was approved by the Company’s stockholders at a special meeting. On September 30, 2011, the Company completed the accelerated conversion, including the payment of the special PIK dividend, whereby all the outstanding shares of Series A Convertible Preferred Stock, with a liquidation value of $77,853,000 (carrying value of $76,646,000), were converted into approximately 10,380,400 shares of the Company’s common stock on a post-split basis, including approximately 2,540,600 shares on a post-split basis resulting from the combination of the special PIK dividend and adjustment to the conversion ratio pursuant to the Transaction Agreement. As a result of the special PIK dividend and the adjustment to the conversion ratio, the Company incurred a one-time, non-cash adjustment of approximately $15,243,000. The aggregate of the $15,243,000 non-cash adjustment and $4,557,000 in scheduled preferred PIK dividends paid during 2011 was $19,800,000, representing the difference between net income and net income applicable to common stockholders.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)  Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets

(Parent Company Only)

December 31, 2013 and 2012

	2013	2012
	(In thousands)
Assets
Cash	$5,533	$7,989
Investments in subsidiaries	204,221	216,907
Other assets	6,783	6,238
Total assets	$216,537	$231,134

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$25,774	$41,239
Other liabilities	1,369	1,695
Total liabilities	27,143	42,934
Stockholders’ equity:
Common stock (1)	24	23
Common stock - additional paid-in capital (1)	706,490	705,366
Accumulated deficit	(405,494)	(417,957)
Accumulated other comprehensive income (loss)	(8,954)	3,165
Treasury stock	(102,672)	(102,397)
Total stockholders’ equity	189,394	188,200
Total liabilities and stockholders’ equity	$216,537	$231,134

(1) Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

Statements of Operations

(Parent Company Only)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Income:
Management fee - subsidiary bank	$3,933	$3,703	$4,579
Dividends from subsidiary bank	17,086	—	—
Other	55	79	122
Total income	21,074	3,782	4,701
Expenses:
Interest expense	1,122	2,882	2,872
Salaries and benefits	2,402	2,018	2,414
Professional services	1,824	1,810	2,343
Other	1,486	784	974
Total expenses	6,834	7,494	8,603
Loss before federal income taxes and equity in undistributed net income of subsidiaries	14,240	(3,712)	(3,902)
Income tax benefit	(1,073)	(4,746)	—
Income (loss) before equity in undistributed net income of subsidiaries	15,313	1,034	(3,902)
Equity in undistributed income of subsidiaries	(1,284)	14,025	10,254
Net income	$14,029	$15,059	$6,352

Net income (loss) attributable to common stockholders	$14,029	$15,059	$(13,454)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flow

(Parent Company Only)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$14,029	$15,059	$6,352
Reconciliation of net income to net cash from operating activities:
Equity based compensation	407	223	212
Net change in:
Other assets	(544)	(4,370)	649
Other liabilities	(326)	(6,886)	2,663
Equity in undistributed income of consolidated subsidiaries	1,284	(14,025)	(10,254)
Prepayment penalty on subordinated debentures	629
Net cash used by operating activities	15,479	(9,999)	(378)
Cash flows from investing activities:
Net cash used by investing activities	—	—	—
Cash flows from financing activities:
Repurchase of common stock	(275)	(43)	(92)
Redemption of subordinated debentures	(16,094)
Dividends paid	(1,566)	—	(28)
Net cash used by financing activities	(17,935)	(43)	(120)
Net change in cash and cash equivalents	(2,456)	(10,042)	(498)
Cash and cash equivalents, beginning of year	7,989	18,031	18,529
Cash and cash equivalents, end of year	$5,533	$7,989	$18,031

(23)    Quarterly Results of Operations (Unaudited)

2013 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	(In thousands, except share data)

Interest income	$18,070	$17,789	$17,449	$17,330
Interest expense	1,679	1,727	1,710	1,952
Net interest income	16,391	16,062	15,739	15,378
Provision for loan losses	154	142	—	—
Net interest income after provision for loan losses	16,237	15,920	15,739	15,378
Noninterest income	3,474	3,664	3,711	2,950
Noninterest expense	13,681	13,936	13,879	15,192
Income before income taxes	6,030	5,648	5,571	3,136
Income tax expense	1,942	1,797	1,753	864
Net income	$4,088	$3,851	$3,818	$2,272

Basic earnings per common share (1)	$0.20	$0.18	$0.18	$0.11
Diluted earnings per common share (1)	$0.19	$0.18	$0.18	$0.11

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the first quarter 2013, the Company redeemed $15,465,000 of outstanding subordinated debentures and recognized an aggregate prepayment penalty of $629,000.  Noninterest income increased during 2013 as a result of increases in investment management and trust fees, increased earnings on BOLI contracts and increases in customer service and other fees.

2012 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
	(In thousands, except share data)

Interest income	$17,376	$16,791	$17,706	$17,692
Interest expense	2,159	2,280	2,323	2,392
Net interest income	15,217	14,511	15,383	15,300
Provision for loan losses	(3,500)	—	500	1,000
Net interest income after provision for loan losses	18,717	14,511	14,883	14,300
Noninterest income	3,766	3,815	2,911	3,099
Noninterest expense	17,922	14,194	17,516	14,482
Income before income taxes	4,561	4,132	278	2,917
Income tax expense (benefit)	1,441	1,302	(5,914)	—
Net income	$3,120	$2,830	$6,192	$2,917

Earnings per common share - basic and diluted (1)	$0.15	$0.14	$0.30	$0.14

(1) Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

During the second quarter 2012, the Company reversed its remaining deferred tax valuation allowance of $5,747,000 based on the Company’s determination that it was more likely than not that the entire deferred tax asset would be realized. Subsequent to the reversal of the deferred tax asset valuation allowance, the Company resumed recording income tax expense. Also in the second quarter 2012, the Company recorded an impairment charge of $2,750,000 on two branch facilities that were subsequently closed in October 2012. During the fourth quarter 2012, the Company recorded a $3,000,000 write-down on its single largest OREO property, which was subsequently sold in January 2013. Due to continued improvement in overall credit metrics, the Company recorded a credit provision for loan losses in the fourth quarter 2012 of $3,500,000.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm. Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.3

Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on February 13, 2009)

4.2

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

4.7	First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to

Exhibit Number	Description of Exhibit
Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.8

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

10.2

Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 12, 2009)

10.3

Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed on February 12, 2010)

10.4

Amendment No. 3 to Investment Agreement, dated as of September 30, 2011, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2011)

10.5†

Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.6†	Guaranty Bancorp Change in Control Severance Plan, amended and restated as of December 31, 2012 (incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 14, 2013)

10.7†

Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Registrant’s Notice of 2010 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 29, 2010)

10.8†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.9†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.10†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)

10.11†	Form of Executive Cash Incentive Plan (incorporated herein by reference from Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on February 10, 2012)

10.12†	Retention letter, dated February 28, 2011, between Daniel M. Quinn and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s 8-K filed February 28, 2011)

10.13†	Retention letter, dated February 28, 2011, between Paul W. Taylor and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s 8-K filed February 28, 2011)

11.1

Statement re: Computation of Per Share Earnings (See Note 2(t) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Crowe Horwath LLP (filed herewith)

Exhibit Number	Description of Exhibit
24.1	Power of Attorney (included on signature page)

31.1	Section 302 Certifications (filed herewith)

32.1	Section 906 Certifications (filed herewith)

101.INS	XBRL Interactive Data File*

101.SCH	XBRL Interactive Data File*

101.CAL	XBRL Interactive Data File*

101.LAB	XBRL Interactive Data File*

101.PRE	XBRL Interactive Data File*

101.DEF	XBRL Interactive Data File*

† Indicates a management contract or compensatory plan or arrangement

* This exhibit shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 (the “Securities Act”) and Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of those sections, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b) Exhibits

The exhibits listed in Item 15(a)(3) are incorporated by reference or attached hereto.

(c) Excluded Financial Statements

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 19, 2014

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

Signature	Title	Date

/s/ Edward B. Cordes	Chairman of the Board and Director	February 19, 2014
Edward B. Cordes

/s/ Paul W. Taylor	President and Chief Executive Officer	February 19, 2014
Paul W. Taylor	(Principal Executive Officer) and Director

/s/ Christopher G. Treece	Executive Vice President, Chief Financial	February 19, 2014
Christopher G. Treece	Officer and Secretary (Principal Financial and Accounting Officer)

/s/ John M. Eggemeyer	Director	February 19, 2014
John M. Eggemeyer

/s/ Keith R. Finger	Director	February 19, 2014
Keith R. Finger

/s/ Stephen D. Joyce	Director	February 19, 2014
Stephen D. Joyce

/s/ Gail H. Klapper	Director	February 19, 2014
Gail H. Klapper

/s/ Stephen G. McConahey	Director	February 19, 2014
Stephen G. McConahey

/s/ W. Kirk Wycoff	Director	February 19, 2014
W. Kirk Wycoff

/s/ Albert C. Yates	Director	February 19, 2014
Albert C. Yates