Form 10-Q
period 2014-03-31
Guaranty Bancorp
filed 2014-04-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  xNo ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ¨  Accelerated Filer   x

Non-accelerated Filer  ¨  (Do not check if smaller reporting company) Smaller Reporting Company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ¨ No x

As of April 28, 2014, there were 21,696,107 shares of the registrant’s common stock outstanding, consisting of 20,677,107 shares of voting common stock, of which 745,406 shares were in the form of unvested stock awards, and  1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$35,311	$28,077

Securities available for sale, at fair value	399,679	384,957
Securities held to maturity (fair value of $53,458 and $40,217 at
March 31, 2014 and December 31, 2013)	54,021	41,738
Bank stocks, at cost	17,147	15,605
Total investments	470,847	442,300

Loans held for sale	-	507

Loans, held for investment, net of unearned loan fees	1,362,312	1,319,917
Less allowance for loan losses	(21,550)	(21,005)
Net loans, held for investment	1,340,762	1,298,912

Premises and equipment, net	47,538	48,080
Other real estate owned and foreclosed assets	4,419	4,493
Other intangible assets, net	5,939	6,530
Securities sold or called, not yet settled	-	21,917
Bank-owned life insurance	31,652	31,410
Other assets	24,924	28,806
Total assets	$1,961,392	$1,911,032

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$573,653	$564,326
Interest-bearing demand and NOW	327,395	346,449
Money market	332,869	326,008
Savings	119,416	111,568
Time	179,677	180,106
Total deposits	1,533,010	1,528,457

Securities sold under agreement to repurchase and federal funds purchased	27,045	24,284
Federal Home Loan Bank term notes	110,000	110,000
Federal Home Loan Bank line of credit borrowing	63,017	20,000
Subordinated debentures	25,774	25,774
Securities purchased, not yet settled	-	3,839
Interest payable and other liabilities	7,517	9,284
Total liabilities	1,766,363	1,721,638

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	706,949	706,490
Accumulated deficit	(402,998)	(405,494)
Accumulated other comprehensive income (loss)	(6,111)	(8,954)
Treasury stock, at cost, 2,227,818 and 2,215,457 shares, respectively	(102,835)	(102,672)
Total stockholders’ equity	195,029	189,394
Total liabilities and stockholders’ equity	$1,961,392	$1,911,032
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 23,923,925 shares issued and 21,696,107 shares outstanding at March 31, 2014 (includes 745,406 shares of unvested restricted stock); 23,519,164 shares issued and 21,303,707 shares outstanding at December 31, 2013 (includes 386,525 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2014	2013

	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$14,734	$14,082
Investment securities:
Taxable	2,332	2,265
Tax-exempt	645	793
Dividends	169	156
Federal funds sold and other	1	34
Total interest income	17,881	17,330
Interest expense:
Deposits	580	635
Securities sold under agreement to repurchase and
federal funds purchased	8	18
Borrowings	836	818
Subordinated debentures	198	481
Total interest expense	1,622	1,952
Net interest income	16,259	15,378
Provision (credit) for loan losses	(6)	-
Net interest income, after provision for loan losses	16,265	15,378
Noninterest income:
Customer service and other fees	2,167	1,983
Investment management and trust	908	637
Increase in cash surrender value of life insurance	293	137
Gain on sale of securities	25	-
Gain on sale of SBA loans	137	136
Other	120	57
Total noninterest income	3,650	2,950
Noninterest expense:
Salaries and employee benefits	8,078	7,441
Occupancy expense	1,548	1,612
Furniture and equipment	695	761
Amortization of intangible assets	591	707
Other real estate owned, net	56	334
Insurance and assessments	580	608
Professional fees	892	911
Prepayment penalty on long term debt	-	629
Other general and administrative	2,190	2,189
Total noninterest expense	14,630	15,192
Income before income taxes	5,285	3,136
Income tax expense	1,743	864
Net income	$3,542	$2,272

Earnings per common share–basic(1):	$0.17	$0.11
Earnings per common share–diluted(1):	0.17	0.11
Dividends declared per common share(1):	0.05	-

Weighted average common shares outstanding-basic(1):	20,936,295	20,844,384
Weighted average common shares outstanding-diluted(1):	21,028,722	20,917,693
____________________
(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013

	(In thousands)

Net income	$3,542	$2,272
Other comprehensive income (loss) related to
unrealized gains and losses on securities available for sale:
Changes in net unrealized gains (losses) during the period	4,893	(1,941)
Income tax effect related to changes in unrealized
(gains) losses arising during the period	(1,860)	737
Reclassification adjustment for net losses (gains) included
in net income during the period	(25)	-
Income tax effect related to the reclassification adjustment	10	-

Other comprehensive income (loss) related to
unrealized gains and losses on derivatives:
Changes in net unrealized gains (losses) during the period	(282)	-
Income tax effect related to changes in unrealized
(gains) losses arising during the period	107	-
Reclassification adjustment for hedge ineffectiveness
included in net income during the period	-	-
Income tax effect related to the reclassification adjustment	-	-

Other comprehensive income (loss)	2,843	(1,204)
Total comprehensive income	$6,385	$1,068

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding and to be Issued (1)	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2013	21,169,521	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	-	-	-	2,272	-	2,272
Other comprehensive loss	-	-	-	-	(1,204)	(1,204)
Stock compensation awards,
net of forfeitures	219,658	-	-	-	-	-
Stock based compensation, net	-	337	-	-	-	337
Repurchase of common stock	(6,312)	-	(63)	-	-	(63)
Balance, March 31, 2013	21,382,867	$705,726	$(102,460)	$(415,685)	$1,961	$189,542

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	3,542	-	3,542
Other comprehensive income	-	-	-	-	2,843	2,843
Stock compensation awards,
net of forfeitures	404,761	-	-	-	-	-
Stock based compensation, net	-	459	-	-	-	459
Repurchase of common stock	(12,361)	-	(163)	-	-	(163)
Dividends paid	-	-	-	(1,046)	-	(1,046)
Balance, March 31, 2014	21,696,107	$706,973	$(102,835)	$(402,998)	$(6,111)	$195,029

(1) Share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income	$3,542	$2,272
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	1,172	1,232
Provision (credit) for loan losses	(6)	-
Stock compensation, net	459	337
Gain on sale of securities	(25)	-
Gain on sale of SBA loans	(137)	(136)
Prepayment penalty on debt	-	629
Origination of SBA loans with intent to sell	(1,683)	(975)
Proceeds from the sale of SBA loans originated with intent to sell	1,872	-
Loss (gain), net and valuation adjustments on real estate owned	(8)	119
Other	569	(43)
Net change in:
Other assets	1,095	(795)
Interest payable and other liabilities	(1,775)	(430)
Net cash from operating activities	5,075	2,210
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	37,615	24,557
Purchases	(26,133)	(92,640)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	686	1,690
Purchases	(18,318)	(1,107)
Loan originations net of principal collections	(40,856)	(16,601)
Redemption of time deposits with banks	-	3,000
Proceeds from sales of other real estate owned and foreclosed assets	82	5,100
Proceeds from sale of SBA loans transferred to held for sale	-	1,516
Additions to premises and equipment	(39)	(244)
Net cash from investing activities	(46,963)	(74,729)
Cash flows from financing activities:
Net change in deposits	4,553	(12,439)
Net change in other borrowings	43,017	-
Repayment of borrowings	-	(4)
Redemption of subordinated debentures	-	(16,094)
Cash dividends on common stock	(1,046)	-
Net change in repurchase agreements and federal funds purchased	2,761	(6,207)
Repurchase of common stock	(163)	(63)
Net cash from financing activities	49,122	(34,807)
Net change in cash and cash equivalents	7,234	(107,326)
Cash and cash equivalents, beginning of period	28,077	163,217
Cash and cash equivalents, end of period	$35,311	$55,891

Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	$-	$8,576

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Organization, Operations and Basis of Presentation

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

(a)Basis of Presentation

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013.

(b)Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses and other real estate owned (“OREO”). Assumptions and factors used in these estimates are evaluated on an annual basis and whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of such an evaluation could result in material adjustments to the Company’s estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(c)Loans and Loan Commitments

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

Interest income is accrued on the unpaid principal balance of the Company’s loans. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments.

The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days past due unless the loan is well secured and in process of collection. The time at which a loan enters past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cash-basis method until the loan qualifies for a return to the accrual basis method, and any payments received on a nonaccrual loan are applied first to the principal balance of the loan. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments are reasonably assured.

Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount of each item represents our total exposure to loss with respect to the item, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(d)Allowance for Loan Losses and Allowance for Unfunded Commitments

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

The allowance consists of both specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the pertinent facts and circumstances suggest that such an evaluation is necessary. Factors considered by management in determining impairment include the loan’s payment status and the probability of collecting scheduled principal and interest payments when they become due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original underlying loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s original contractual rate or at the fair value of collateral, less estimated selling costs, if repayment is expected solely from collateral.

The general component of the allowance covers all other loans not specifically identified as impaired and is determined by calculating losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed and qualitative adjustment factors, which adjust the historical loss rate, are estimated. These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. The historical loss experience is adjusted for management’s estimate of the impact of these factors based on the risks present for each portfolio segment.

The Company recognizes a liability in relation to unfunded commitments that is intended to represent the estimated future losses on the commitments. In calculating the amount of this liability, management considers the amount of the Company’s off-balance sheet commitments, estimated utilization factors and loan specific risk factors. The Company’s liability for unfunded commitments is calculated quarterly and is included under “other liabilities” in the consolidated balance sheet.

(e)Other Real Estate Owned and Foreclosed Assets

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

(f)Other Intangible Assets

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing such valuations, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

intangible asset is amortized to expense over its useful life, which has been estimated at ten years and was initially recognized as a result of the acquisition of PCM on July 31, 2012.

(g)  Impairment of Long-Lived Assets

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At March 31, 2014, one of these properties remained held for sale and is included in “other assets” in the consolidated balance sheet.

(h) Derivative Instruments

The Company records all derivatives on its consolidated balance sheets at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the derivative’s likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). To date, the Company has entered into cash flow hedges and stand-alone derivative agreements but has not entered into any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any portion of the cash flow hedge not deemed highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the derivative contract. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of the hedged items.

(i)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. As of March 31, 2014, the Company had only granted stock awards. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense recognized considers estimated forfeitures and is adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018. At March 31, 2014, certain performance stock awards were expected to vest prior to their expiration, while 70,571 shares were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)    Stock Repurchase Plan

On April 3, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its voting common stock, par value $0.001 per share. Repurchases under the program may commence immediately and continue through April 2, 2015.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At March 31, 2014 and December 31, 2013, the Company had a net deferred tax asset of $13,364,000 and $16,681,000, respectively, which includes the deferred tax asset associated with the unrealized loss on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of March 31, 2014 it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of March 31, 2014 or December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2010 except to the extent of the amount of the 2010 carryback claim for a refund filed in 2011 with respect to 2008. At March 31, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to materially change in the next 12 months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2014 and December 31, 2013, the Company did not have any amounts accrued for interest or penalties.

(l)Earnings per Common Share

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2014	2013

Average common shares outstanding (1)	20,936,295	20,844,384
Effect of dilutive unvested stock grants (1)(2)	92,427	73,309
Average shares outstanding for calculated diluted
earnings per common share	21,028,722	20,917,693
_____________

(1)Share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

(2)The impact of unvested stock grants representing 745,406 shares at March 31, 2014 had a dilutive impact of 92,427 shares in the diluted earnings per share calculation for the three months ended March 31, 2014. The impact of unvested stock grants representing 527,684 shares at March 31, 2013 had a dilutive impact of 73,309 shares in the diluted earnings per share calculation for the three months ended March 31, 2013.

(m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In July of 2013 the FASB issued an accounting standards update to reduce the diversity in the accounting practice with respect to the presentation of unrecognized tax benefits when net operating loss or credit carryforwards are present. The provisions of this update require the separate presentation of unrecognized tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. For the Company, the amendments of the update became effective for fiscal years, and interim periods within those years, beginning subsequent to December 15, 2013. At March 31, 2014, the impact of this update on the Company’s disclosures was not material.

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”)  were as follows at the dates presented:

	March 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$42,146	$48	$(1,302)	$43,400
Mortgage-backed - agency / residential	249,437	1,383	(7,527)	255,581
Mortgage-backed - private / residential	534	4	-	530
Asset-backed	22,446	-	(1,625)	24,071
Marketable equity	1,535	-	-	1,535
Trust preferred	18,520	-	(1,480)	20,000
Corporate	65,061	740	(379)	64,700
Total securities available for sale	$399,679	$2,175	$(12,313)	$409,817

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$41,085	$59	$(2,395)	$43,421
Mortgage-backed - agency / residential	254,103	1,289	(10,114)	262,928
Mortgage-backed - private / residential	561	-	-	561
Asset-backed	22,503	-	(1,902)	24,405
Marketable equity	1,535	-	-	1,535
Trust preferred	26,096	88	(2,330)	28,338
Corporate	39,074	510	(211)	38,775
Total securities available for sale	$384,957	$1,946	$(16,952)	$399,963

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
March 31, 2014:
State and municipal	$34,608	$284	$(1,042)	$35,366
Mortgage-backed - agency / residential	18,850	381	(186)	18,655
	$53,458	$665	$(1,228)	$54,021

December 31, 2013:
State and municipal	$26,351	$-	$(1,664)	$28,015
Mortgage-backed - agency / residential	13,866	343	(200)	13,723
	$40,217	$343	$(1,864)	$41,738

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2014	2013

	(In thousands)
Proceeds	$8,367	$-
Gross gains	42	-
Gross losses	(17)	-
Net tax expense related to gains
(losses) on sale	10	-

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at March 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale (AFS)
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$149	$145
Due after one year through five years	25,493	25,201
Due after five years through ten years	43,546	43,527
Due after ten years	56,539	59,227
Total AFS, excluding mortgage-backed (MBS),
asset-backed and marketable equity securities	125,727	128,100
Mortgage-backed, asset-backed and marketable
equity securities	273,952	281,717
Total securities available for sale	$399,679	$409,817

	Held to Maturity (HTM)
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due after one year through five years	$3,024	$3,058
Due after five years through ten years	7,811	7,906
Due after ten years	23,773	24,402
Total HTM, excluding MBS	34,608	35,366
Mortgage-backed - agency / residential	18,850	18,655
Total securities held to maturity	$53,458	$54,021

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$4,702	$(257)	$10,785	$(1,045)	$15,487	$(1,302)
Mortgage-backed - agency /
residential	142,742	(5,376)	47,807	(2,151)	190,549	(7,527)
Asset-backed	-	-	22,446	(1,625)	22,446	(1,625)
Trust preferred	-	-	8,520	(1,480)	8,520	(1,480)
Corporate	29,964	(379)	-	-	29,964	(379)

Held to maturity:
State and municipal	11,868	(534)	6,280	(508)	18,148	(1,042)
Mortgage-backed - agency /
residential	10,617	(186)	-	-	10,617	(186)
Total temporarily impaired	$199,893	$(6,732)	$95,838	$(6,809)	$295,731	$(13,541)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$35,012	$(1,946)	$3,517	$(449)	$38,529	$(2,395)
Mortgage-backed - agency /
residential	186,193	(9,943)	9,668	(171)	195,861	(10,114)
Asset-backed	17,953	(1,526)	4,549	(376)	22,502	(1,902)
Trust preferred	13,215	(227)	7,897	(2,103)	21,112	(2,330)
Corporate	15,484	(211)	-	-	15,484	(211)

Held to maturity:
State and municipal	20,012	(1,296)	2,510	(368)	22,522	(1,664)
Mortgage-backed - agency /
residential	6,621	(200)	-	-	6,621	(200)
Total temporarily impaired	$294,490	$(15,349)	$28,141	$(3,467)	$322,631	$(18,816)

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

The Company did not recognize any OTTI during the quarter ended March 31, 2014 or March 31, 2013. There are no accumulated credit losses on any of the Company’s securities as of March 31, 2014.

At March 31, 2014, there were 130 individual securities in an unrealized loss position, including 43 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 87 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates. Likewise, management determined that the increase in securities in an unrealized loss position in excess of 12 months between December 31, 2013 and March 31, 2014 was primarily attributable to the timing of interest rate fluctuations. At March 31, 2014, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At March 31, 2014, the Company’s unrated municipal bonds comprised approximately 5.6% of the carrying value of the Company’s entire municipal bond portfolio.

At March 31, 2014, a hospital revenue bond with a book value of $24,115,000 accounted for 12.4% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a deed of trust from the hospital, carries an interest rate of 4.75% and matures December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of March 31, 2014 approximated its par value. Management determined that the estimated fair value of this bond as of December 31, 2013 reflected an unrealized loss of $478,000. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2013, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms. During the fourth quarter 2013 the issuer redeemed $10,810,000 in advance of the contractual repayment schedule.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31,	December 31,
	2014	2013

	(In thousands)
Commercial and residential real estate	$904,124	$866,507
Construction	67,862	77,657
Commercial	288,865	271,843
Agricultural	10,917	10,772
Consumer	60,010	60,932
SBA	30,839	31,010
Other	570	2,039
Total gross loans	1,363,187	1,320,760
Unearned loan fees	(875)	(843)
Loans, held for investment, net of unearned loan fees	1,362,312	1,319,917
Less allowance for loan losses	(21,550)	(21,005)
Net loans, held for investment	$1,340,762	$1,298,912

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2014	2013

	(In thousands)
Balance, beginning of period	$21,005	$25,142
Provision (credit) for loan losses	(6)	-
Loans charged-off	(407)	(1,523)
Recoveries on loans previously
charged-off	958	441
Balance, end of period	$21,550	$24,060

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets: portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three months ended March 31, 2014 and March 31, 2013. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(8)	(11)	(388)	(407)
Recoveries	890	5	63	958
Provision (credit)	(615)	4	605	(6)
Balance as of March 31, 2014	$18,742	$50	$2,758	$21,550

Balances at March 31, 2014:

Allowance for Loan Losses
Individually evaluated	$98	$1	$5	$104
Collectively evaluated	18,644	49	2,753	21,446
Total	$18,742	$50	$2,758	$21,550

Loans
Individually evaluated	$20,158	$27	$177	$20,362
Collectively evaluated	1,085,032	3,569	253,349	1,341,950
Total	$1,105,190	$3,596	$253,526	$1,362,312

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(742)	(8)	(773)	(1,523)
Recoveries	372	25	44	441
Provision (credit)	483	115	(598)	-
Balance as of March 31, 2013	$19,663	$208	$4,189	$24,060

Balances at December 31, 2013:

Allowance for Loan Losses
Individually evaluated	$352	$1	$212	$565
Collectively evaluated	18,123	51	2,266	20,440
Total	$18,475	$52	$2,478	$21,005

Loans
Individually evaluated	$21,045	$27	$631	$21,703
Collectively evaluated	1,075,051	3,929	219,234	1,298,214
Total	$1,096,096	$3,956	$219,865	$1,319,917

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

March 31, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$16,068	$17,216	$-	$16,268	$57
Construction	-	-	-	-	-
Commercial	160	160	-	227	3
Consumer	166	168	-	272	3
Other	191	472	-	197	-
Total	$16,585	$18,016	$-	$16,964	$63

Impaired loans with a related allowance:
Commercial and residential real estate	$2,758	$3,778	$69	$2,736	$13
Construction	-	-	-	-	-
Commercial	205	774	6	436	2
Consumer	728	783	27	772	2
Other	86	173	2	126	-
Total	$3,777	$5,508	$104	$4,070	$17

Total impaired loans:
Commercial and residential real estate	$18,826	$20,994	$69	$19,004	$70
Construction	-	-	-	-	-
Commercial	365	934	6	663	5
Consumer	894	951	27	1,044	5
Other	277	645	2	323	-
Total impaired loans	$20,362	$23,524	$104	$21,034	$80

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$16,467	$17,497	$-	$12,516	$244
Construction	-	-	-	2,703	-
Commercial	294	294	-	362	15
Consumer	378	379	-	515	11
Other	202	472	-	774	-
Total	$17,341	$18,642	$-	$16,870	$270

Impaired loans with a related allowance:
Commercial and residential real estate	$2,714	$3,699	$182	$6,677	$73
Construction	-	-	-	2,735	-
Commercial	666	1,236	220	1,453	9
Consumer	816	862	93	738	7
Other	166	359	70	286	-
Total	$4,362	$6,156	$565	$11,889	$89

Total impaired loans:
Commercial and residential real estate	$19,181	$21,196	$182	$19,193	$317
Construction	-	-	-	5,438	-
Commercial	960	1,530	220	1,815	24
Consumer	1,194	1,241	93	1,253	18
Other	368	831	70	1,060	-
Total impaired loans	$21,703	$24,798	$565	$28,759	$359

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $199,000 for the three months ended March 31, 2014 and $273,000 for the three months ended March 31, 2013.

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

March 31, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$176	$-	$13,624	$13,800	$903,551
Construction	-	-	-	-	67,812
Commercial	39	-	112	151	288,679
Consumer	55	-	592	647	59,971
Other	162	-	277	439	42,299
Total	$432	$-	$14,605	$15,037	$1,362,312

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$590	$-	$13,560	$14,150	$865,960
Construction	277	-	-	277	77,601
Commercial	616	-	624	1,240	271,670
Consumer	146	-	924	1,070	60,893
Other	494	-	368	862	43,793
Total	$2,123	$-	$15,476	$17,599	$1,319,917

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

March 31, 2014	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$885,526	$67,862	$288,267	$58,388	$40,387	$1,340,430
Substandard	18,598	-	598	1,622	1,939	22,757
Doubtful	-	-	-	-	-	-
Subtotal	904,124	67,862	288,865	60,010	42,326	1,363,187
Less: Unearned loan fees	(573)	(50)	(186)	(39)	(27)	(875)
Loans, held for investment, net
of unearned loan fees	$903,551	$67,812	$288,679	$59,971	$42,299	$1,362,312

December 31, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$847,231	$77,657	$270,511	$58,868	$41,771	$1,296,038
Substandard	19,276	-	1,332	2,064	2,050	24,722
Doubtful	-	-	-	-	-	-
Subtotal	866,507	77,657	271,843	60,932	43,821	1,320,760
Less: Unearned loan fees	(547)	(56)	(173)	(39)	(28)	(843)
Loans, held for investment, net
of unearned loan fees	$865,960	$77,601	$271,670	$60,893	$43,793	$1,319,917

The book balance of troubled debt restructurings (“TDRs”) at March 31, 2014 and December 31, 2013 was

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

$8,530,000 and $9,332,000, respectively. Management has established approximately $74,000 and $335,000 in specific reserves with respect to these loans as of March 31, 2014 and December 31, 2013. As of both March 31, 2014 and December 31, 2013, the Company had no material additional amounts committed on loans classified as TDRs.

During the first quarter 2014, management made six loan modifications with respect to outstanding TDRs. The modifications involved the extension of maturity on six substandard graded loans.

The following tables present loans by class modified as TDRs that occurred during the three months ended March 31, 2014 and March 31, 2013 (in thousands):

Three Months Ended March 31, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	4	$211	$211
Construction	-	-	-
Commercial	-	-	-
Consumer	1	35	35
Other	1	86	86
Total	6	$332	$332

Three Months Ended March 31, 2013:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(In thousands)
Commercial and residential
real estate	1	$1,050	$876
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-
Other	-	-	-
Total	1	$1,050	$876

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the three months ended March 31, 2014. A single default occurred on a TDR during the three months ended March 31, 2013,  a specific reserve of $121,000 was set aside for this loan as of March 31, 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(4)Other Real Estate Owned

Changes in the carrying amount of the Company’s OREO for the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands):

Balance, January 1, 2013	$19,580
Additions to OREO	2,821
Dispositions of OREO	(13,676)
Net gain/(loss) on sale and valuation adjustments	(119)
Balance as of March 31, 2013	$8,606

Balance, January 1, 2014	$4,493
Additions to OREO	-
Dispositions of OREO	(82)
Net gain on sale and valuation adjustments	8
Balance as of March 31, 2014	$4,419

Expenses related to foreclosed assets include:

	Three Months Ended March 31,
	2014	2013

	(In thousands)
Net (gain)/loss on sale and valuation
adjustments	$(8)	$119
Operating expenses, net of rental income	64	215
Total expenses related to foreclosed assets	$56	$334

(5)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2014, the Company had intangible assets comprised of its core deposit intangible assets and a  customer relationship intangible asset.

The following table presents the gross amounts of core deposit intangible assets and a  customer relationship intangible asset and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful Life	2014	2013

		(In thousands)
Core deposit intangible assets	7 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(59,139)	(58,611)
Core deposit intangible assets, net		$3,836	$4,364

Customer relationship intangible asset	10 years	2,524	2,524
Customer relationship intangible asset accumulated amortization		(421)	(358)
Customer relationship intangible asset, net		$2,103	$2,166

Total other intangible assets, net		$5,939	$6,530

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2014	2013

	(In thousands)

Amortization expense	$591	$707

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(6)Borrowings

At March 31, 2014, the Company’s outstanding borrowings were $173,017,000 as compared to $130,000,000 at December 31, 2013. These borrowings at March 31, 2014 consisted of $110,000,000 of term notes and $63,017,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2013, outstanding borrowings consisted of $110,000,000 of term notes and $20,000,000 of advances on our line of credit, both with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $392,722,000 at March 31, 2014 and $339,727,000 at December 31, 2013. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $219,705,000 at March 31, 2014 and $209,727,000 at December 31, 2013.

The interest rate on the line of credit varies with the federal funds rate, and was 0.21% at March 31, 2014. The term notes have fixed interest rates that range from 2.52% to 3.17%, with a weighted average rate of 2.97%, and remaining maturities as of March 31, 2014 ranging from 44 to 46 months.

(7) Subordinated Debentures and Trust Preferred Securities

At both March 31, 2014 and December 31, 2013, the balance of the Company’s outstanding subordinated debentures was $25,774,000 with a weighted average cost of funds of 3.07%. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II. As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

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

As of March 31, 2014, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

At March 31, 2014 the Company had accrued, unpaid interest on its subordinated debentures of approximately $198,000 compared to $202,000 at December 31, 2013. Interest payable on subordinated debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2014, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Act and a recent joint rule from the Federal Reserve Board, the Office of the Comptroller of Currency, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

assets and issued all of our TruPS prior to May 19, 2010, we expect that our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The following table summarizes the terms of each outstanding subordinated debenture issuance at March 31, 2014 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2014	Variable	LIBOR + 2.65%	2.89%	7/15/2014
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2014	Variable	LIBOR + 3.10%	3.34%	7/7/2014

*  Call date represents the earliest or next date the Company can call the debentures

** On April 7, 2014, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.33%.  On April 15, 2014, the rate on the CenBank Trust III subordinated debentures reset to 2.88%.

(8)Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2014	December 31, 2013

	(In thousands)
Commitments to extend credit:
Variable	$328,290	$290,564
Fixed	29,199	30,343
Total commitments to extend credit	$357,489	$320,907

Standby letters of credit	$10,000	$10,217

At March 31, 2014, the rates on the fixed rate commitments to extend credit ranged from 2.40% to 7.25%.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(9)Fair Value Measurements and Fair Value of Financial Instruments

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the instrument’s fair value measurement. Transfers of financial instruments between levels within the fair value hierarchy are recognized on the date management determines that the underlying circumstances or assumptions have changed.

The fair values of securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the financial industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where market values of similar securities are not available management utilizes a discounted cash flow model with market-adjusted discount rates or other unobservable inputs to estimate fair value. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3 (Level 3 inputs). The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

Currently, the Company uses interest rate swaps to manage interest rate risk. The fair value of each interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2 inputs). The Company considers the value of the swap to be highly sensitive to fluctuations in interest rates.

Upon being designated impaired, impaired loans are evaluated to determine whether or not they are collateral-dependent. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions, management considers the fair value of impaired loans to be highly sensitive to changes in market conditions.

OREO is valued at the time the related loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less estimated selling costs. The appraised value may be adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least an annual basis for additional impairment and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of OREO properties and because of the relationship between fair value and general economic conditions management considers the fair value of OREO to be highly sensitive to changes in market conditions.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/Liabilities at March 31, 2014
State and municipal securities	$-	$17,500	$24,646	$42,146
Mortgage-backed securities – agency /
residential	-	249,437	-	249,437
Mortgage-backed securities – private /
residential	-	534	-	534
Asset-backed securities	-	22,446	-	22,446
Marketable equity securities	-	1,535	-	1,535
Trust preferred securities	-	18,520	-	18,520
Corporate securities	-	65,061	-	65,061
Interest rate swaps - cash flow hedge	-	183	-	183

Assets/Liabilities at December 31, 2013
State and municipal securities	$-	$16,918	$24,167	$41,085
Mortgage-backed securities – agency /
residential	-	254,103	-	254,103
Mortgage-backed securities – private /
residential	-	561	-	561
Asset-backed securities	-	22,503	-	22,503
Marketable equity securities	-	1,535	-	1,535
Trust preferred securities	-	26,096	-	26,096
Corporate securities	-	39,074	-	39,074
Interest rate swaps - cash flow hedge	-	465	-	465

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the three months ended March 31, 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and March 31, 2013:

State and Municipal Securities
Three Months Ended March 31, 2014

(In thousands)
Beginning balance	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	-
Other comprehensive income (loss)	479
Sales, calls and prepayments	-
Transfer to OREO	-
Transfers in and (out) of Level 3	-
Balance end of period	$24,646

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

State and Municipal Securities
Three Months Ended March 31, 2013

(In thousands)
Beginning balance	$49,889
Total unrealized gains (losses) included in:
Net income (loss)	-
Other comprehensive income (loss)	(22)
Transfer to OREO	(814)
Transfers in and (out) of Level 3	-
Balance end of period	$49,053

For the three months ended March 31, 2014 and March 31, 2013, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at March 31, 2014 and December 31, 2013:

March 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$24,115	discounted cash flow	discount rate	4.75%
State and municipal securities	531	matrix pricing	discount rate or yield	N/A*
Total	$24,646

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$23,636	discounted cash flow	discount rate	5.10%
State and municipal securities	531	matrix pricing	discount rate or yield	N/A*
Total	$24,167

* The Company relies on a third-party pricing service to value non-rated municipal securities. Because of the lack of credit ratings, management considers the relationship between rates on these securities and benchmarks rates to be unobservable. The unobservable adjustments used by the third-party pricing service were not readily available.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following tables present impaired loans measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013. The valuation methodology used to measure the fair value of these loans is described earlier in this Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
March 31, 2014
Impaired loans:
Other	$-	$-	$191	$191
Total impaired loans	$-	$-	$191	$191

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
December 31, 2013
Impaired loans:
Commercial and residential real estate	$-	$-	$115	$115
Other	-	-	231	231
Total impaired loans	$-	$-	$346	$346

Impaired loans, which are measured for impairment using either the fair value of collateral or the present value of expected future cash flows, had a carrying amount of $20,362,000 at March 31, 2014, after a partial charge-off of $1,541,000. In addition, these loans have a specific valuation allowance of $104,000 at March 31, 2014. Of the $20,362,000 impaired loan portfolio at March 31, 2014,  $191,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $20,171,000 of impaired loans were not carried at fair value at March 31, 2014,  because these loans did not require a specific reserve calculated based on the fair value of collateral or have amounts previously charged-off. During the three months ended March 31, 2014,  the single charge-off of a loan impaired as of December 31, 2013 accounted for the majority of the reduction in the specific valuation allowance on impaired loans during the first quarter 2014.

Impaired loans had a carrying amount of $21,703,000 at December 31, 2013, after a partial charge-off of $1,507,000. In addition, these loans had a specific valuation allowance of $565,000 at December 31, 2013.  Of the $21,703,000 impaired loan portfolio at December 31, 2013,  $425,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $21,278,000 of impaired loans were not carried at fair value at December 31, 2013,  because these loans did not require a specific reserve calculated based on the fair value of collateral or have amounts previously charged-off.

Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following tables present quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013.

March 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Other	$191	sales comparison	adjustment to comparable sales	6%-8%
Total impaired loans	$191

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential	$115	sales comparison	adjustment to comparable sales	6%-8%
real estate
Other	231	sales comparison	adjustment to comparable sales	6%-8%
Total impaired loans	$346

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
March 31, 2014
Other real estate owned and foreclosed assets:
Commercial real estate	$-	$-	$-	$-
Land	-	-	-	-
Total other real estate owned and foreclosed assets	$-	$-	$-	$-

December 31, 2013
Other real estate owned and foreclosed assets:
Commercial real estate	$-	$-	$1,636	$1,636
Land	-	-	2,857	2,857
Total other real estate owned and foreclosed assets	$-	$-	$4,493	$4,493

OREO had a carrying amount of $4,419,000 at March 31, 2014, which is made up of an outstanding balance of $5,441,000, with a valuation allowance of $1,022,000. OREO write-downs and sales had no impact on the OREO valuation during the first quarter 2014.  Because there were no additions to our OREO properties nor any valuation adjustments on these properties during the first quarter 2014 none of our OREO properties were carried at fair value as of March 31, 2014.

OREO had a carrying amount of $4,493,000 at December 31, 2013, which was made up of an outstanding balance of $5,515,000, with a valuation allowance of $1,022,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for OREO measured at fair value on a non-recurring basis as of December 31, 2013:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and
foreclosed assets:
Commercial real estate	$1,636	broker opinion	discount to broker opinion	10% - 20%
Land	2,857	sales comparison	adjustment to comparable sales	10% - 55%
		broker opinion	discount to broker opinion	10% - 20%
Total other real estate owned
and foreclosed assets	$4,493

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$35,311	$35,311	$-	$-	$35,311
Securities available for sale	399,679	-	375,033	24,646	399,679
Securities held to maturity	54,021	-	49,268	4,190	53,458
Bank stocks	17,147	n/a	n/a	n/a	n/a
Loans held for investment, net	1,340,762	-	-	1,334,280	1,334,280
Accrued interest receivable	6,032	-	6,032	-	6,032
Interest rate swap - cash flow hedge	183	-	183	-	183

Financial liabilities:
Deposits	$1,533,010	$-	$1,531,625	$-	$1,531,625
Federal funds purchased and sold under
agreements to repurchase	27,045	-	27,045	-	27,045
Short-term borrowings	63,017	-	63,017	-	63,017
Subordinated debentures	25,774	-	-	18,345	18,345
Long-term borrowings	110,000	-	116,778	-	116,778
Accrued interest payable	606	-	606	-	606

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

		Fair Value Measurements at December 31, 2013:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,077	$28,077	$-	$-	$28,077
Securities available for sale	384,957	-	360,790	24,167	384,957
Securities held to maturity	41,738	-	36,463	3,754	40,217
Bank stocks	15,605	n/a	n/a	n/a	n/a
Loans held for sale	507	558	-	-	558
Loans held for investment, net	1,298,912	-	-	1,291,439	1,291,439
Accrued interest receivable	5,156	-	5,156	-	5,156
Interest rate swap - cash flow hedge	465	-	465	-	465

Financial liabilities:
Deposits	$1,528,457	$-	$1,527,034	$-	$1,527,034
Federal funds purchased and sold under
agreements to repurchase	24,284	-	24,284	-	24,284
Short-term borrowings	20,000	-	20,000	-	20,000
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	110,000	-	117,316	-	117,316
Accrued interest payable	600	-	600	-	600

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

(d) Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value determined by the sales price agreed upon in negotiation with the purchaser (Level 1).

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(10) Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

	Balance	Fair Value
	Sheet	March 31,	December 31,
	Location	2014	2013

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$183	$465
Liabilities:
Interest rate swaps	Other liabilities	$-	$-

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2014, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings.  The swaps are forward-starting with the first $25,000,000 swap becoming effective in June 2015 and the second swap becoming effective in March 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three months ended March 31, 2014, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, no amounts will be reclassified as an adjustment to interest expense related to interest rate swaps as the related borrowings which correspond to the hedge are anticipated to commence in June of 2015.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three months ended March 31, 2014 and March 31, 2013:

	Income	Three Months Ended
Interest Rate Swaps with	Statement	March 31,
Hedge Designation	Location	2014	2013

		(In thousands)
Gain or (loss) recognized in OCI on
derivative	Not applicable	$175	$-
Gain or (loss) reclassified from
accumulated OCI into income
(ineffective portion)	Interest expense	-	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1,083,000 against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

(11) Stock-Based Compensation

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

The Incentive Plan authorizes grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of March 31, 2014 and December 31, 2013, there were outstanding awards representing 745,406 and 386,525 shares of unvested stock (net of forfeitures), with 526,624 and 931,384 shares remaining available for grant under the Incentive Plan, respectively.

Of the 745,406 shares represented by unvested awards at March 31, 2014, approximately 674,835 shares are expected to vest. At March 31, 2014, there were 326,560 shares of restricted stock outstanding that were subject to a performance condition. Management expects that 255,989 of these 326,560 shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through March 2014. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2012, 2013 and 2014 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. Management expects that the targeted performance goals will be met with respect to the performance-based shares awarded in 2013 and

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2014 and does not expect to reach the threshold performance criteria for the performance awards granted in 2012, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2014	386,525	$9.18
Awarded	404,761	13.37
Forfeited	-	-
Vested	(45,880)	8.03
Unearned at March 31, 2014	745,406	$11.53

The Company recognized $459,000 and $337,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2014 and March 31, 2013, respectively. The total income tax benefit recognized for share-based compensation arrangements was $174,000 and $128,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. At March 31, 2014, compensation cost of $6,395,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.6 years. The fair value of awards that vested in the three months ended March 31, 2014 was approximately $604,000.

(12)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at March 31, 2014	Ratio at December 31, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	14.75%	14.96%	8.00%	N/A
Guaranty Bank and Trust Company	14.24%	14.37%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.50%	13.71%	4.00%	N/A
Guaranty Bank and Trust Company	12.99%	13.12%	4.00%	6.00%

Leverage Ratio
Consolidated	11.65%	11.49%	4.00%	N/A
Guaranty Bank and Trust Company	11.22%	11.00%	4.00%	5.00%

(

(13)  Legal Contingencies

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
•

Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint rule by the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

•

Changes in the level of nonperforming assets and charge-offs and the deterioration of other credit quality measures, and their impact on the adequacy of the Bank’s allowance for loan losses and provision for loan losses.

•

Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Bank to retain and grow core deposits, to purchase brokered deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks.

•	The effects of inflation and interest rate, securities market and monetary supply fluctuations.
•	Political instability, acts of war or terrorism and natural disasters.
•	Our ability to develop and promote customer acceptance of new products and services in a timely manner and customers’ perceived overall value of these products and services.
•	Changes in consumer spending, borrowings and savings habits.
•	Competition for loans and deposits and failure to attract or retain loans and deposits.
•	Changes in the financial performance or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and terms of other credit agreements.
•	Our ability to receive regulatory approval for the Bank to declare and pay dividends to the holding company.
•	Our ability to acquire, operate and maintain cost-effective and efficient systems.

•

The timing, impact and other uncertainties of any future acquisition, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations and the ability to enter new markets successfully and capitalize on growth opportunities.

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

•	Other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date on which such statements are made. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 7, 7A and 8 of our 2013 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors That Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of an investment management firm, Private Capital Management LLC (PCM). References to “Company”, “us”, “we”, and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide financial services throughout our targeted Colorado markets to consumers and small and medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services include accepting time and demand deposits and originating commercial real estate loans (including construction loans), commercial loans (including energy loans), SBA guaranteed loans and consumer loans. The Bank and PCM also provide wealth management services, including private banking, investment management, jumbo mortgage loans and trust services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to growing organically through our existing branches, we seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to the existing footprint of the current branch network of our Bank, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances we may seek to acquire financial institutions that may be located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change
			Favorable
	2014	2013	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$17,881	$17,330	$551
Interest expense	1,622	1,952	330
Net interest income	16,259	15,378	881
Provision for loan losses	(6)	-	6
Net interest income after
provision for loan losses	16,265	15,378	887
Noninterest income	3,650	2,950	700
Noninterest expense	14,630	15,192	562
Income before income taxes	5,285	3,136	2,149
Income tax expense	1,743	864	(879)
Net income	$3,542	$2,272	$1,270

Common Share Data:
Basic earnings per common share (1)	$0.17	$0.11	$0.06
Diluted earnings per common share (1)	$0.17	$0.11	$0.06
Average common shares outstanding (1)	20,936,295	20,844,384	91,911
Diluted average common shares outstanding (1)	21,028,722	20,917,693	111,029

Average equity to average assets	10.14%	10.36%	(2.1)%
Return on average equity	7.43%	4.88%	52.3%
Return on average assets	0.75%	0.51%	47.1%
Dividend payout ratio	29.54%	N/A	29.5%

(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

	March 31,	March 31,	Percent
	2014	2013	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	14.75%	15.20%	(3.0)%
Leverage ratio	11.65%	11.41%	2.1%
Loans(1), net of unearned loan fees
to deposits	88.87%	81.85%	8.6%
Allowance for loan losses to
loans(1), net of unearned loan fees	1.58%	2.04%	(22.5)%
Allowance for loan losses to
nonperforming loans	147.55%	76.33%	93.3%
Classified assets to allowance
and Tier 1 capital (2)	11.59%	23.78%	(51.3)%
Noninterest bearing deposits to
total deposits	37.42%	36.05%	3.8%
Time deposits to total deposits	11.72%	13.09%	(10.5)%

(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

First quarter 2014 net income increased approximately $1.3 million to $3.5 million as compared to $2.3 million for the same quarter in 2013. The $1.3 million increase in net income was primarily the result of a $0.6 million increase in interest income, attributable to growth in average loan balances, combined with a $0.3 million decrease in interest expense mostly due to the first quarter 2013 redemption of certain high-cost trust preferred securities (“TruPS”) and related subordinated debentures. Additionally, noninterest income increased $0.7 million as a result of a $0.3 million increase in investment management and trust fees, a $0.2 million increase in deposit service fee income and a $0.2 million increase in bank-owned life insurance income (“BOLI”). Noninterest expense decreased $0.6 million primarily due to the prepayment penalty on the redemption of certain TruPS and related subordinated debentures during the first quarter 2013. As a result of the increase in taxable income, income tax expense increased $0.9 million as compared to the first quarter 2013.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended March 31, 2014 and the prior four quarters:

Table 2

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(Dollars in thousands)
Net interest income	$16,259	$16,391	$16,062	$15,739	$15,378
Interest rate spread	3.49%	3.45%	3.43%	3.41%	3.35%
Net interest margin	3.69%	3.65%	3.63%	3.61%	3.61%
Net interest margin, fully tax
equivalent	3.78%	3.75%	3.73%	3.72%	3.72%

Net interest margin improved by four basis points to 3.69% in the first quarter 2014 compared to 3.65% in the fourth quarter 2013 and improved by eight basis points from 3.61% in the first quarter 2013. The improvement in the net interest margin in the first quarter 2014 as compared to the fourth quarter 2013 was primarily the result of a favorable change in the mix of average earning assets, mostly due to growth in loans. The improvement in the net interest margin in the first quarter 2014 compared to the first quarter in 2013 was the result of a 15 basis point decline in the cost of average interest-bearing liabilities, primarily due to the first quarter 2013 redemption of high-cost TruPS and related subordinated debentures.

Net interest income decreased by $0.1 million to $16.3 million in the first quarter 2014 as compared to the fourth quarter 2013 and increased by $0.9 million as compared to the same quarter in 2013. The $0.1 million decrease in net interest income in the first quarter 2014 as compared to the fourth quarter 2013 was primarily the result of two fewer days in the first quarter 2014, mostly offset by a $29.3 million increase in average loan balances. The $0.9 million increase in net interest income in the first quarter 2014 as compared to the first quarter 2013 was the result of a $0.6 million increase in interest income combined with a $0.3 million decline in interest expense. The $0.6 million increase in interest income was attributable to a favorable volume variance of $1.4 million, mostly attributable to a $166.8 million increase in average loan balances, partially offset by an unfavorable rate variance of $0.8 million, mostly attributable to a 41 basis point decline in loan yields due to the effects of the competitive interest rate environment. The $0.3 million decline in interest expense was attributable to favorable rate and volume variances  mostly related to the redemption of certain high-cost TruPS and related subordinated debentures during the first quarter 2013 combined with a five basis point decline in interest bearing deposit costs.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant annualized yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases while nonaccrued interest thereon is excluded from the computation of yield earned.

Table 3

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,331,154	$14,734	4.49%	$1,164,382	$14,082	4.90%
Investment securities (1)
Taxable	365,422	2,332	2.59%	403,108	2,265	2.28%
Tax-exempt	73,172	645	3.57%	81,125	793	3.96%
Bank Stocks (4)	15,848	169	4.32%	14,292	156	4.43%
Other earning assets	2,182	1	0.19%	65,478	34	0.21%
Total interest-earning assets	1,787,778	17,881	4.06%	1,728,385	17,330	4.07%
Non-earning assets:
Cash and due from banks	24,415			8,026
Other assets	95,586			84,716
Total assets	$1,907,779			$1,821,127

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$332,905	$83	0.10%	$276,280	$78	0.11%
Money market	331,316	212	0.26%	325,170	258	0.32%
Savings	116,026	31	0.11%	105,032	39	0.15%
Time certificates of deposit	180,195	254	0.57%	190,173	260	0.55%
Total interest-bearing deposits	960,442	580	0.24%	896,655	635	0.29%
Borrowings:
Repurchase agreements	21,852	8	0.15%	61,682	18	0.12%
Federal funds purchased (5)	3	-	0.81%	-	-	-%
Subordinated debentures	25,774	198	3.12%	36,199	481	5.39%
Borrowings	148,553	836	2.28%	110,306	818	3.01%
Total interest-bearing liabilities	1,156,624	1,622	0.57%	1,104,842	1,952	0.72%
Noninterest bearing liabilities:
Demand deposits	548,272			518,612
Other liabilities	9,434			8,972
Total liabilities	1,714,330			1,632,426
Stockholders' Equity	193,449			188,701
Total liabilities and stockholders' equity	$1,907,779			$1,821,127

Net interest income		$16,259			$15,378
Net interest margin			3.69%			3.61%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.78% and 3.72% for the three months ended March 31, 2014 and March 31, 2013, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.2 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for first quarter 2014 rounded to zero.

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

Table 4

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of unearned
loan fees	$652	$(946)	$1,598
Investment Securities
Taxable	67	215	(148)
Tax-exempt	(148)	(74)	(74)
Bank Stocks	13	(3)	16
Other earning assets	(33)	(4)	(29)
Total interest income	551	(812)	1,363

Interest expense:
Deposits:
Interest-bearing demand
and NOW	5	(7)	12
Money market	(46)	(51)	5
Savings	(8)	(13)	5
Time certificates of deposit	(6)	9	(15)
Repurchase agreements	(10)	7	(17)
Federal funds purchased	-	-	-
Subordinated debentures	(283)	(168)	(115)
Borrowings	18	(41)	59
Total interest expense	(330)	(264)	(66)
Net interest income	$881	$(548)	$1,429

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

In the first quarter 2014, we recorded an immaterial credit provision for loan losses, compared to $0.2 million in the fourth quarter 2013 and no provision in the first quarter 2013. The credit provision recorded in the first quarter 2014 was primarily the result of $0.6 million in net recoveries received during the quarter, mostly offset by growth in loan balances.

Net recoveries in the first quarter 2014 were $0.6 million, as compared to net charge-offs of $1.1 million for the same quarter in 2013. The net recoveries in the first quarter 2014 were primarily related to a $0.8 recovery on a partially charged-off loan, partially offset by charge-offs on two loans previously included in the specific reserve component of the allowance for loans losses.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands)
Noninterest income:
Customer service and other fees	$2,167	$2,313	$2,302	$2,318	$1,983
Investment management and trust	908	831	736	700	637
Increase in cash surrender value of
life insurance	293	304	305	272	137
Gain (loss) on sale of securities	25	(85)	20	54	-
Gain on sale of SBA loans	137	95	207	287	136
Other	120	16	94	80	57
Total noninterest income	$3,650	$3,474	$3,664	$3,711	$2,950

Noninterest income increased by $0.2 million to $3.7 million in the first quarter 2014 as compared to the fourth quarter 2013 and increased $0.7 million as compared to the first quarter 2013. The $0.2 million increase in noninterest income in the first quarter 2014 compared to the fourth quarter 2013 was mostly due to $0.1 million increases in both investment management and trust income and other noninterest income. As compared to the first quarter 2013, noninterest income increased $0.7 million primarily due to a $0.3 million increase in investment management and trust income, a $0.2 million increase in customer deposit service fee income, including treasury management fees, and a $0.2 million increase in BOLI income.

During the first quarter 2014, assets under management increased by $32.4 million, or 28.4% annualized, to $495.3 million as compared to December 31, 2013. As compared to March 31, 2013, assets under management increased by $108.6 million, or 28.1% during the 12 months ended March 31, 2014. The growth in assets under management was primarily related to our investment management subsidiary, Private Capital Management (“PCM”), resulting from new customer relationships as well as growth in existing relationships.

Noninterest Expense

The following table presents, the major categories of noninterest expense for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,078	$7,685	$7,242	7,213	$7,441
Occupancy expense	1,548	1,507	1,572	1,598	1,612
Furniture and equipment	695	728	709	745	761
Amortization of intangible assets	591	702	703	706	707
Other real estate owned	56	(1,037)	(200)	(257)	334
Insurance and assessment	580	641	629	641	608
Professional fees	892	968	886	853	911
Prepayment penalty on long term debt	-	-	-	-	629
Other general and administrative	2,190	2,487	2,395	2,380	2,189
Total noninterest expense	$14,630	$13,681	$13,936	13,879	$15,192

Noninterest expense was $14.6 million for the first quarter 2014 as compared to $13.7 million for the fourth quarter 2013 and $15.2 million for the first quarter 2013.

First quarter 2014 noninterest expense reflected a $0.9 million increase as compared to the fourth quarter 2013, primarily due to $1.0 million in net gains on disposition of other real estate owned (“OREO”) in the fourth quarter 2013. Excluding OREO expenses, all other categories of noninterest expense reflected a net decline of $0.1 million as compared to the fourth quarter 2013, driven by decreases in collection expenses as well as advertising and business development expenses. Partially offsetting these reductions in noninterest expense was a $0.4 million increase in salaries and employee benefits as compared to the fourth quarter 2013, primarily due to increased payroll taxes as a result of the timing of the payroll cycle.

Noninterest expense decreased by $0.6 million in the first quarter 2014 as compared to the first quarter 2013 primarily due to the $0.6 million prepayment penalty incurred during the first quarter 2013 related to the redemption of certain TruPS and related subordinated debentures. Additionally, OREO expenses declined $0.3 million as compared to the first quarter 2013 due to reductions in net operating costs for various properties. Other declines in noninterest expense include $0.1 million decreases in each of the following categories: occupancy expense, furniture and equipment expense, and amortization of intangible assets. The combined reduction of $0.1 million in occupancy and furniture and equipment expense was mostly due to the closure of a branch facility in the third quarter 2013. Partially offsetting these decreases in noninterest expense was a $0.6 million increase in salaries and employee benefits expense primarily due to increases in salaries, self-funded medical insurance and equity compensation expense.

Income Taxes

Income tax expense was $1.7 million for the first three months of 2014 as compared to $0.9 million for the first three months of 2013, primarily as a result of the increase in income before tax as well as an increase in our effective tax rate. Our effective income tax rate for the first quarter 2014 was approximately 33.0% as compared to 27.6% for the same period in 2013. The increase in the effective tax rate was mostly due to an increase in taxable income as a percentage of taxable and tax exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(In thousands)
Cash and cash equivalents	$35,311	$28,077	$33,465	$30,613	$55,891
Time deposits with banks	-	-	-	5,000	5,000
Total investments	470,847	442,300	471,257	484,971	512,188
Total loans	1,362,312	1,320,424	1,293,252	1,240,555	1,180,607
Total assets	1,961,392	1,911,032	1,896,191	1,866,128	1,836,840
Earning assets	1,836,049	1,763,608	1,766,123	1,753,654	1,745,385
Deposits	1,533,010	1,528,457	1,482,515	1,449,251	1,442,317

At March 31, 2014, total assets were $2.0 billion, reflecting a $50.4 million increase as compared to December 31, 2013 and a $124.6 million increase as compared to March 31, 2013. The increase in total assets during the first quarter 2014 includes a $41.9 million increase in loans and a $28.5 million increase in investments, partially offset by a decline of $21.9 million in securities sold or called, not yet settled.

As compared to March 31, 2013, the increase in total assets of $124.6 million was primarily due to a $181.7 million increase in loans, net of unearned loan fees, partially offset by a $41.3 million decrease in investments and a $20.6 million decrease in cash.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 8

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(In thousands)
Commercial and residential real estate	$904,124	$866,507	$834,128	$787,210	$760,735
Construction	67,862	77,657	72,025	71,833	63,732
Commercial	288,865	271,843	280,577	270,069	246,883
Consumer	60,010	60,932	60,876	63,368	62,828
Other	42,326	43,821	46,378	49,095	47,819
Total gross loans	1,363,187	1,320,760	1,293,984	1,241,575	1,181,997
Unearned loan fees	(875)	(843)	(732)	(1,020)	(1,390)
Loans, held for investment, net of
unearned loan fees	1,362,312	1,319,917	1,293,252	1,240,555	1,180,607
Less allowance for loan losses	(21,550)	(21,005)	(20,450)	(20,218)	(24,060)
Net loans, held for investment	$1,340,762	$1,298,912	$1,272,802	$1,220,337	$1,156,547

For the quarter ended March 31, 2014, loans net of unearned fees grew $41.9 million, 12.9% on an annualized basis as compared to the fourth quarter 2013 and grew $181.7 million, or 15.4% as compared to March 31, 2013. The increase in loans during the first quarter included a $37.6 million increase in commercial and residential real estate loans and a $17.0 million increase in commercial loans. Commercial and residential real estate loan growth during the first quarter 2014 was driven by loans to finance the acquisition and development of single and multi-tenant commercial properties as well as a $7.3 million increase in jumbo mortgage loans. The commercial loan growth during the first quarter 2014 consisted mostly of loans to businesses and business owners ranging from $1.0 million to $5.0 million.

As compared to March 31, 2013, loans net of unearned fees increased by $181.7 million, or 15.4%. The net loan growth  was primarily comprised of a $143.4 million increase in commercial and residential real estate loans, including a $69.2 million increase in jumbo mortgage loans and a $42.0 million increase in commercial loans. The growth in loans was primarily the result of new customer relationships, utilization of existing lines of credit and declines in loan payoffs. The  utilization rate on commercial lines of credit was 40.7% at March 31, 2014 as compared to 39.5% at December 31, 2013 and 39.8% at March 31, 2013.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital and an increase in its non-owner occupied real estate loan portfolio of 50 percent or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 43% of capital at March 31, 2014 as compared to 55% at December 31, 2013, and 56% at March 31, 2013. For the Bank, total commercial real estate loans represented 293% of capital at March 31, 2014, as compared to 296% at December 31, 2013, and 297% at March 31, 2013. Further, the Bank’s non-owner occupied real estate loan portfolio increased 32.0% during the previous 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At March 31, 2014, we did not have any significant concentrations in any particular industry.

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

Table 9

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	(Dollars in thousands)

Nonaccrual loans and leases	$11,832	$12,371	$13,536	$16,564	$27,684
Nonperforming troubled debt
restructurings	2,773	3,105	4,559	2,866	3,798
Accruing loans past due 90 days or more	-	-	-	84	40
Total nonperforming loans	$14,605	$15,476	$18,095	$19,514	$31,522

Other real estate owned and foreclosed
assets	4,419	4,493	6,211	6,460	8,606
Total nonperforming assets	$19,024	$19,969	$24,306	$25,974	$40,128

Total classified assets	$27,176	$29,215	$33,993	$36,590	$52,535

Nonperforming loans	$14,605	$15,476	$18,095	$19,514	$31,522
Performing troubled debt restructurings	5,757	6,227	2,500	2,675	1,268
Allocated allowance for loan losses	(104)	(565)	(1,450)	(1,524)	(6,474)
Net carrying amount of impaired loans	$20,258	$21,138	$19,145	$20,665	$26,316

Loans past due 30-89 days	$432	$2,123	$1,026	$6,873	$3,686

Allowance for loan losses	$21,550	$21,005	$20,450	$20,218	$24,060

For the Three Months Ended:

Loans charged-off	$407	$644	$110	$4,996	$1,523
Recoveries	(958)	(1,045)	(200)	(1,154)	(441)
Net charge-offs	$(551)	$(401)	$(90)	$3,842	$1,082

Provision (credit) for loan losses	$(6)	$154	$142	$-	$-

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of unearned loan fees (1)	1.58%	1.59%	1.58%	1.63%	2.04%
Allowance for loan losses to nonaccrual
loans	147.55%	135.73%	113.01%	104.06%	76.42%
Allowance for loan losses to
nonperforming loans	147.55%	135.73%	113.01%	103.61%	76.33%
Annualized net charge-offs to average
loans	(0.17)%	(0.12)%	(0.03)%	1.27%	0.38%
Nonperforming assets to total assets	0.97%	1.04%	1.28%	1.39%	2.18%
Nonperforming loans to loans, net
of unearned loan fees (1)	1.07%	1.17%	1.40%	1.57%	2.67%
Loans 30-89 days past due to loans, net
of unearned loan fees (1)	0.03%	0.16%	0.08%	0.55%	0.31%

(1)Loans, net of unearned loan fees, exclude loans held for sale.

At March 31, 2014, classified assets as a percentage of capital and allowance for loan losses were 11.6%, a decrease from 12.7% at December 31, 2013 and 23.8% at March 31, 2013. The continued reductions in the ratio were the result of a decline in classified assets of $25.4 million since March 31, 2013.

During the first quarter 2014, nonperforming assets decreased $0.9 million as compared to the fourth quarter 2013 and decreased $21.1 million as compared to March 31, 2013. The decline in nonperforming assets subsequent to the first quarter 2013 reflects the disposition of a $10.7 million out-of-state loan participation during the second quarter 2013. Our exposure to future declines in credit quality related to this type of participation has greatly diminished, as only $10.9 million of pass-rated, out-of-state loan participations remain in our loan portfolio at March 31, 2014. As of March 31, 2014, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries in the first quarter 2014 were $0.6 million as compared to $0.4 million in net recoveries in the fourth quarter 2013 and $1.1 million in net charge-offs in the first quarter 2013.

We categorize loans into risk categories of “pass”, “watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $8.2 million at March 31, 2014, as compared to $9.2 million at December 31, 2013 and $12.4 million at March 31, 2013.

In addition to adversely classified loans, we have loans that are considered to be “special mention” or “watch” loans. The amount of loans that we considered to be special mention or watch decreased by $0.4 million to $17.9 million at March 31, 2014 from $18.3 million at December 31, 2013 and decreased by $12.7 million from $30.6 million at March 31, 2013. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of our allowance for loan losses for trends in the volume and severity of adversely classified and “watch” list loans.

OREO was $4.4 million at March 31, 2014 compared to $4.5 million at December 31, 2013 and $8.6 million at March 31, 2013. The balance of other real estate owned at March 31, 2014 was comprised of 11 separate properties, of which $2.9 million was attributable to land and $1.5 million was attributable to commercial real estate, including multi-family units. The balance of OREO at March 31, 2013,  was comprised of 24 separate properties, of which $5.4 million was land and $3.2 million was commercial real estate, including multi-family units.

As of March 31, 2014 we had $8.5 million of loans with terms that were modified in troubled debt restructurings (“TDRs”), with a total allocated allowance for loan loss of $0.1 million. As of December 31, 2013, we had $9.3 million of loans with terms that were modified in TDRs, with a total allocated allowance for loan loss of $0.3 million. The TDRs are included in impaired loans above. At March 31, 2014 there were no material additional amounts of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 10

	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$5,757	$6,227	$2,500	$2,675	$1,268
Allocated allowance for loan losses
on performing TDRs	(37)	(64)	(74)	(89)	(29)
Net investment in performing TDRs	$5,720	$6,163	$2,426	$2,586	$1,239

Nonperforming TDRs	$2,773	$3,105	$4,559	$2,866	$3,798
Allocated allowance for loan losses
on nonperforming TDRs	(37)	(271)	(911)	(516)	(529)
Net investment in nonperforming TDRs	$2,736	$2,834	$3,648	$2,350	$3,269

The following provides a rollforward of TDRs for the three month periods ended March 31, 2014 and March 31, 2013:

Table 11

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2013	$3,838	$4,659	$8,497
Principal repayments / advances	(3)	(88)	(91)
Charge-offs, net	-	(947)	(947)
New modifications	-	1,050	1,050
Transfers	(2,567)	(876)	(3,443)
Balance at March 31, 2013	$1,268	$3,798	$5,066

Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(575)	(217)	(792)
Charge-offs, net	-	(342)	(342)
New modifications	136	196	332
Transfers	(31)	31	-
Balance at March 31, 2014	$5,757	$2,773	$8,530

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

The ratio of allowance for loan losses to total loans was 1.58% at March 31, 2014, as compared to 1.59% at December 31, 2013  and 2.04% at March 31, 2013.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses on all other loans.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the recorded allowance balance at each quarter end and any difference is recorded as an adjustment to income through the provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle, adjusted for qualitative factors affecting loan portfolio collectability as described above. We also look at risk ratings of loans and compute a qualitative adjustment based on our credit quality in consideration of credit quality during the historical loss period.  We also consider other qualitative factors that may warrant adjustment of the computed historical rate, including, loan growth, loan concentrations, economic considerations and organizational factors.

During the first quarter 2014 we recorded an immaterial credit provision for loans losses compared to a $0.2 million provision for the fourth quarter 2013 and no provision in the first quarter 2013. The level of provision was required in order to maintain the allowance for loan losses at a level necessary to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2014. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.1 million of the $21.6 million allowance for loan losses at March 31, 2014 relates to loans with specific allowance allocations. This compares to a specific allowance of $0.6 million of the allowance for loan losses of $21.0 million at December 31, 2013. This decrease was primarily the result of a $0.2 million charge-off of a loan with a specific reserve in the same amount at December 31, 2013 during the first quarter 2014.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.57% at March 31, 2014, as compared to 1.55% at December 31, 2013 and 1.49% at March 31, 2013.  The increase in the general component of the allowance as a percentage of loans was generally due to the loan growth recognized during 2013 and in the first quarter 2014, partially offset by a  declining historical charge-off rate.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 12

	Three Months Ended March 31,
	2014	2013

	(In thousands)
Balance, beginning of period	$21,005	$25,142
Loan charge-offs:
Commercial and residential
real estate	8	520
Construction	-	222
Commercial	343	773
Consumer	11	8
Other	45	-
Total loan charge-offs	407	1,523

Recoveries:
Commercial and residential
real estate	883	365
Construction	7	7
Commercial	41	19
Consumer	5	25
Other	22	25
Total loan recoveries	958	441
Net loan charge-offs	(551)	1,082
Provision (credit) for loan losses	(6)	-
Balance, end of period	$21,550	$24,060

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 13

	March 31,	December 31,	Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$42,146	$41,085	$1,061	2.6%
Mortgage-backed - agency / residential	249,437	254,103	(4,666)	(1.8)%
Mortgage-backed - private / residential	534	561	(27)	(4.8)%
Asset-backed	22,446	22,503	(57)	(0.3)%
Marketable equity	1,535	1,535	-	-%
Trust preferred	18,520	26,096	(7,576)	(29.0)%
Corporate	65,061	39,074	25,987	66.5%
Total securities available for sale	$399,679	$384,957	$14,722	3.8%

Securities held to maturity:
State and municipal	35,366	28,015	7,351	26.2%
Mortgage-backed - agency / residential	18,655	13,723	4,932	35.9%
Total securities held to maturity	$54,021	$41,738	$12,283	29.4%

The carrying value of our available for sale investment securities at March 31, 2014 was $399.7 million, compared to the December 31, 2013 carrying value of $385.0 million. At March 31, 2014, the effective duration of the investment securities portfolio was approximately 6.1 years as compared to 6.0 years at December 31, 2013.

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

Fair values for U.S. Treasury securities, securities issued by U.S. government agencies and government-sponsored entities and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Independent bond ratings were also used to compute the fair value of mortgage-backed securities.

Four municipal bond issuances were priced using significant unobservable inputs as of March 31, 2014. The largest of these is a revenue bond with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of March 31, 2014 was approximately equal to its par value.

At March 31, 2014, there were 130 individual securities in an unrealized loss position, consisting of 43 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 87 securities in an unrealized loss position and determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. Likewise, management determined that the increase in securities in an unrealized loss position in excess of 12 months between December 31, 2013 and March 31, 2014 was primarily attributable to the timing of interest rate fluctuations. At March 31, 2014, we did not intend to sell and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At March 31, 2014 and December 31, 2013, we held $17.1 million and $15.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 13 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 14

	At March 31, 2014		At December 31, 2013
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest bearing deposits	$573,653	37.42%	$564,326	36.92%
Interest-bearing demand and NOW	327,395	21.36%	346,449	22.67%
Money market	332,869	21.71%	326,008	21.33%
Savings	119,416	7.79%	111,568	7.30%
Time	179,677	11.72%	180,106	11.78%
Total deposits	$1,533,010	100.00%	$1,528,457	100.00%

Total deposits increased $4.6 million at March 31, 2014 as compared to December 31, 2013, and increased by $90.7 million as compared to March 31, 2013. The increase in non-maturing deposits over the last 12 months was mostly due to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percentage of total deposits increased to approximately 37.4% at March 31, 2014, as compared to 36.9% at December 31, 2013. Noninterest bearing deposits help reduce overall deposit funding costs, however, due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances declined $0.4 million during the first quarter 2014 as compared to December 31, 2013 and comprised 11.7% of total deposits at March 31, 2014. The majority of the time deposit balance represented deposits of local customers, with only $20.4 million representing brokered deposits, as compared to $20.6 million at December 31, 2013 and $16.0 million at March 31, 2013. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

During the first quarter 2014, securities sold under agreement to repurchase increased by $2.8 million from December 31, 2013 and decreased by $33.8 million from March 31, 2013. The decrease from the first quarter 2013 was primarily related to the redeployment of a single depositor’s funds into its operations during the second quarter 2013.

Borrowings and Subordinated Debentures

At March 31, 2014, our FHLB borrowings were $173.0 million as compared to $130.0 million at December 31, 2013. At March 31 2014, these borrowings consisted of $110.0 million in term notes and $63.0 million in line of credit advances. At December 31, 2013, our FHLB borrowings consisted of $110.0 million in term notes and $20.0 million in line of credit advances. The total FHLB commitment, including balances outstanding, at March 31, 2014 and December 31, 2013 was $392.7 million and $339.7 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank has additional borrowing capacity of approximately $219.7 million at March 31, 2014, which can be utilized for term or line of credit advances, or a combination of both.

The FHLB term borrowings at March 31, 2014 consisted of four separate fixed-rate term notes at the Bank, with remaining maturities ranging from 44 to 46 months and interest rates that range from 2.52% to 3.17%. The weighted-average rate on the term notes was 2.97% at March 31, 2014.  The four notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the notes are converted by the FHLB, we have the option to prepay the advance without penalty. The interest rate on the line of credit is variable, and was 0.21% at March 31, 2014.

During the first quarter 2013, we redeemed the CenBank Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Trust II issuance of $5.2 million with a fixed rate of 10.2% with an aggregate pre-payment penalty of approximately $0.6 million.

At March 31, 2014, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.07%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At March 31, 2014, the interest payments with respect to our two subordinated debentures were current.

Under the Dodd-Frank Act and the recent joint rule from the Federal Reserve Board, the OCC and the FDIC, certain TruPS will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under these regulations, a bank is considered well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2014, each of the Bank’s capital ratios were above the regulatory capital threshold of “well-capitalized”.

We have computed our projected regulatory capital ratios on a pro forma basis under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III. At March 31, 2014, the Company and the Bank exceeded the capital requirements set forth in the new rules that become effective in the first quarter 2015 by a minimum of approximately 320 basis points.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 15

	Ratio at March 31, 2014	Ratio at December 31, 2013	Ratio at March 31, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	14.75%	14.96%	15.20%	8.00%	N/A
Guaranty Bank and Trust Company	14.24%	14.37%	14.55%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.50%	13.71%	13.95%	4.00%	N/A
Guaranty Bank and Trust Company	12.99%	13.12%	13.30%	4.00%	6.00%

Leverage Ratio
Consolidated	11.65%	11.49%	11.41%	4.00%	N/A
Guaranty Bank and Trust Company	11.22%	11.00%	10.88%	4.00%	5.00%

Our consolidated total risk-based capital ratio and our Tier 1 risk-based capital ratio each declined by 21 basis  points during the first quarter compared to December 31, 2013, primarily due to loan growth. Over the same period our consolidated leverage ratio increased by 16 basis points, as the increase in average assets was less than the comparative increase in Tier 1 risk-based capital. The decreases in consolidated total risk-based capital and Tier 1 risk-based capital ratios as of March 31, 2014 compared to March 31, 2013 were also primarily the result of loan growth over the past 12 months whereas the increase in our leverage ratio over the same time period reflects that our Tier 1 capital has grown faster than our average assets.

In December 2012, we filed a universal shelf registration statement on Form S−3 with the SEC to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. We do not have any current plans to raise additional capital; however, in connection with the fact that we were required to amend our Annual Report on form 10-K for the year ended December 31, 2012, thus rendering the not “timely” filed, we are not currently eligible to utilize the registration statement.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. On May 31, 2013, August 30, 2013 and November 29, 2013, we paid cash dividends of 2.5 cents per share to stockholders of record as of May 28, 2013, August 26, 2013 and November 22, 2013, respectively. On February 4, 2014 our Board of Directors declared a quarterly cash dividend of 5 cents per share, payable on February 25, 2014 to stockholders of record on February 18, 2014.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At March 31, 2014, there is no event of default and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 16

	March 31, 2014	December 31, 2013

	(In thousands)
Commitments to extend credit:
Variable	$328,290	$290,564
Fixed	29,199	30,343
Total commitments to extend credit	$357,489	$320,907

Standby letters of credit	$10,000	$10,217

Liquidity

The Bank relies on deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At March 31, 2014, the Company had $35.3  million of cash and cash equivalents. Additionally,  we had  $228.9 million in unencumbered securities available for pledging as of March 31, 2014.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At March 31, 2014, the Bank had approximately $219.7 million of availability on its FHLB line, $50.8 million of availability on its unsecured federal funds lines with correspondent banks, and $8.7 million of availability with the Federal Reserve discount window.

At March 31, 2014, the Bank had $20.4 million of brokered deposits, of which $15.8 million will mature in the third quarter 2017 and $4.6 million will mature in the second quarter 2018. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of March 31, 2014, the holding company had approximately $3.3 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments, including those related to the impairment of investment securities,  the allowance for loan losses, and OREO. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Company’s 2013 Annual Report Form 10-K for the fiscal year ended December 31, 2013. There have been no changes to the critical accounting policies listed in the Company’s 2013 Annual Report Form 10-K during 2014.

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

Our primary interest rate risk measurement tool, the “Net Interest Income Simulation Analysis”, measures interest rate risk and the effect of hypothetical interest rate changes on net interest income. This analysis incorporates all of our assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. We establish these assumptions based on anticipated changes in balances, pricing, prepayments and sensitivity of our assets and liabilities. Through these simulations, we estimate the impact on net interest income over a one-year period from immediate upward and downward changes in market rates of 100, 200 and 300 basis points. Assumptions are made to project rates for new loans and deposits based on historical analysis, our outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by the assumptions on which the simulations rely, we also evaluate the sensitivity of simulation results to changes in underlying assumptions.

The following table shows the projected net interest income increase or decrease over the 12 months following March 31, 2014 and March 31, 2013:

Table 17

Market Risk:

	Annualized Net Interest Income
	March 31, 2014	March 31, 2013
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$927	$6,399
200	522	4,087
100	180	1,941
Static	-	-
(100)	(1,470)	(3,141)
(200)	(1,790)	(3,861)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At March 31, 2014, we were positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates. As rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. Our asset sensitivity at March 31, 2014 decreased relative to our asset sensitivity at March 31, 2013, primarily due to the decrease in floating rate interest bearing cash balances combined with an increase in floating rate borrowings and interest bearing deposits.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At March 31, 2014, it was not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. As a result of this limitation on our ability to reduce deposit rates, the loss of gross interest income in would likely exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 and 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process, including appeals, arising from transactions conducted in the ordinary course of business. Management believes that, after consultations with legal counsel it is not probable that the outcome of current legal actions will result in a liability that would have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such a legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the first quarter 2014.

	Total Shares	Average Price
	Purchased (1)	Paid per Share
January 1 to January 31	-	$-
February 1 to February 28	12,361	13.17
March 1 to March 31	-	-
	12,361	$13.17

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

5
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

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008).

10.14†*	Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Paul W. Taylor.

10.15†*	Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Michael B. Hobbs.

10.16†*	Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Cathy P. Goss.

10.17†*	Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Christopher G. Treece.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**

† Management contract.

* Filed with this Quarterly Report on Form 10-Q.

**  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pril

Dated: April 30, 2014	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)