Form 10-Q
period 2014-06-30
Guaranty Bancorp
filed 2014-07-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51556

GUARANTY BANCORP

(Exact name of registrant as specified in its charter)

DELAWARE	41-2150446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1331 Seventeenth St., Suite 200 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ◻  Accelerated Filer   ☒

Non-accelerated Filer  ◻  (Do not check if smaller reporting company) Smaller Reporting Company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☒

As of July 30, 2014, there were 21,707,454 shares of the registrant’s common stock outstanding, consisting of 20,688,454 shares of voting common stock, of which 742,199 shares were in the form of unvested stock awards, and  1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$44,124	$28,077

Securities available for sale, at fair value	355,477	384,957
Securities held to maturity (fair value of $93,919 and $40,217 at
June 30, 2014 and December 31, 2013)	92,447	41,738
Bank stocks, at cost	17,793	15,605
Total investments	465,717	442,300

Loans held for sale	255	507

Loans, held for investment, net of unearned loan fees	1,437,834	1,319,917
Less allowance for loan losses	(22,155)	(21,005)
Net loans, held for investment	1,415,679	1,298,912

Premises and equipment, net	46,929	48,080
Other real estate owned and foreclosed assets	4,373	4,493
Other intangible assets, net	5,348	6,530
Securities sold or called, not yet settled	-	21,917
Bank-owned life insurance	31,894	31,410
Other assets	24,571	28,806
Total assets	$2,038,890	$1,911,032

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$577,062	$564,326
Interest-bearing demand and NOW	326,900	346,449
Money market	341,962	326,008
Savings	119,996	111,568
Time	186,756	180,106
Total deposits	1,552,676	1,528,457

Securities sold under agreement to repurchase and federal funds purchased	21,744	24,284
Federal Home Loan Bank term notes	110,000	110,000
Federal Home Loan Bank line of credit borrowing	120,650	20,000
Subordinated debentures	25,774	25,774
Securities purchased, not yet settled	-	3,839
Interest payable and other liabilities	6,746	9,284
Total liabilities	1,837,590	1,721,638

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	707,595	706,490
Accumulated deficit	(399,962)	(405,494)
Accumulated other comprehensive loss	(3,522)	(8,954)
Treasury stock, at cost, 2,227,818 and 2,215,457 shares, respectively	(102,835)	(102,672)
Total stockholders’ equity	201,300	189,394
Total liabilities and stockholders’ equity	$2,038,890	$1,911,032
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 23,935,427 shares issued and 21,707,609 shares outstanding at June 30, 2014 (includes 742,616 shares of unvested restricted stock); 23,519,164 shares issued and 21,303,707 shares outstanding at December 31, 2013 (includes 386,525 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$15,438	$14,104	$30,172	$28,186
Investment securities:
Taxable	2,376	2,322	4,708	4,587
Tax-exempt	671	786	1,316	1,579
Dividends	239	170	408	326
Federal funds sold and other	2	67	3	101
Total interest income	18,726	17,449	36,607	34,779
Interest expense:
Deposits	570	615	1,150	1,250
Securities sold under agreement to repurchase and
federal funds purchased	10	11	18	29
Borrowings	882	849	1,718	1,667
Subordinated debentures	199	235	397	716
Total interest expense	1,661	1,710	3,283	3,662
Net interest income	17,065	15,739	33,324	31,117
Provision for loan losses	24	-	18	-
Net interest income, after provision for loan losses	17,041	15,739	33,306	31,117
Noninterest income:
Deposit service and other fees	2,352	2,318	4,418	4,301
Investment management and trust	962	700	1,870	1,337
Increase in cash surrender value of life insurance	293	272	586	409
Gain on sale of securities	-	54	25	54
Gain on sale of SBA loans	28	287	165	423
Other	160	80	381	137
Total noninterest income	3,795	3,711	7,445	6,661
Noninterest expense:
Salaries and employee benefits	8,096	7,213	16,174	14,654
Occupancy expense	1,633	1,598	3,181	3,210
Furniture and equipment	673	745	1,368	1,506
Amortization of intangible assets	591	706	1,182	1,413
Other real estate owned, net	22	(257)	78	77
Insurance and assessments	605	641	1,185	1,249
Professional fees	811	853	1,703	1,764
Prepayment penalty on long term debt	-	-	-	629
Impairment of long-lived assets	110	-	110	-
Other general and administrative	2,332	2,380	4,522	4,569
Total noninterest expense	14,873	13,879	29,503	29,071
Income before income taxes	5,963	5,571	11,248	8,707
Income tax expense	1,879	1,753	3,622	2,617
Net income	$4,084	$3,818	$7,626	$6,090

Earnings per common share–basic:	$0.19	$0.18	$0.36	$0.29
Earnings per common share–diluted:	0.19	0.18	0.36	0.29
Dividends declared per common share:	0.05	0.03	0.10	0.03

Weighted average common shares outstanding-basic:	20,959,337	20,860,228	20,947,880	20,854,858
Weighted average common shares outstanding-diluted:	21,059,884	20,941,486	21,054,280	20,934,521

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands)

Net income	$4,084	$3,818	$7,626	$6,090
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	5,026	(13,080)	9,919	(15,021)
Income tax effect	(1,910)	4,972	(3,770)	5,709
Change in unamortized loss on available for sale securities reclassified
into held to maturity securities during the period	36	-	36	-
Income tax effect	(14)	-	(14)	-
Reclassification adjustment for net losses (gains) included
in net income during the period	-	(54)	(25)	(54)
Income tax effect	-	21	10	21

Change in net unrealized gains (losses) on derivatives during the period	(886)	438	(1,168)	438
Income tax effect	337	(167)	444	(167)
Reclassification adjustment for hedge ineffectiveness
included in net income during the period	-	(1)	-	(1)
Income tax effect	-	-	-	-

Other comprehensive income (loss)	2,589	(7,871)	5,432	(9,075)
Total comprehensive income (loss)	$6,673	$(4,053)	$13,058	$(2,985)

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock Shares Outstanding and to be Issued	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2013	21,169,521	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	-	-	-	6,090	-	6,090
Other comprehensive loss	-	-	-	-	(9,075)	(9,075)
Stock compensation awards,
net of forfeitures	229,525	-	-	-	-	-
Stock based compensation, net	-	697	-	-	-	697
Repurchase of common stock	(6,561)	-	(66)	-	-	(66)
Dividends paid	-	-	-	(522)	-	(522)
Balance, June 30, 2013	21,392,485	$706,086	$(102,463)	$(412,389)	$(5,910)	$185,324

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	7,626	-	7,626
Other comprehensive income	-	-	-	-	5,432	5,432
Stock compensation awards,
net of forfeitures	416,263	-	-	-	-	-
Stock based compensation, net	-	1,105	-	-	-	1,105
Repurchase of common stock	(12,361)	-	(163)	-	-	(163)
Dividends paid	-	-	-	(2,094)	-	(2,094)
Balance, June 30, 2014	21,707,609	$707,619	$(102,835)	$(399,962)	$(3,522)	$201,300

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income	$7,626	$6,090
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	2,469	2,461
Provision for loan losses	18	-
Impairment of long-lived assets	110	-
Stock compensation, net	1,105	697
Gain on sale of securities	(25)	(54)
Gain on sale of SBA loans	(165)	(423)
Prepayment penalty on debt	-	629
Loss on the sale of other assets	3	-
Origination of SBA loans with intent to sell	(2,098)	(2,734)
Proceeds from the sale of SBA loans originated with intent to sell	2,185	2,992
Loss (gain), net and valuation adjustments on real estate owned	38	(300)
Other	955	(260)
Net change in:
Other assets	(1,427)	(1,686)
Interest payable and other liabilities	(2,546)	(626)
Net cash from operating activities	8,248	6,786
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	47,012	48,631
Purchases	(26,132)	(90,048)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	5,835	3,592
Purchases	(23,090)	(10,735)
Loan originations net of principal collections	(115,841)	(81,395)
Redemption of time deposits with banks	-	3,000
Purchase of bank-owned life insurance contracts	-	(15,000)
Proceeds from sales of other real estate owned and foreclosed assets	82	7,774
Proceeds from sale of SBA loans transferred to held for sale	-	1,779
Additions to premises and equipment	(139)	(395)
Net cash from investing activities	(112,273)	(132,797)
Cash flows from financing activities:
Net change in deposits	24,219	(5,505)
Net change in borrowings on Federal Home Loan Bank line of credit	100,650	57,748
Repayment of Federal Home Loan Bank term notes	-	(8)
Redemption of subordinated debentures	-	(16,094)
Cash dividends on common stock	(2,094)	(522)
Net change in repurchase agreements and federal funds purchased	(2,540)	(42,146)
Repurchase of common stock	(163)	(66)
Net cash from financing activities	120,072	(6,593)
Net change in cash and cash equivalents	16,047	(132,604)
Cash and cash equivalents, beginning of period	28,077	163,217
Cash and cash equivalents, end of period	$44,124	$30,613

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$39,365	$-
Financing of the sale of other real estate owned	-	8,576

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including jumbo mortgages), Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank and its wholly owned subsidiaries, Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), acquired on July 16, 2014, provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. The ability of customers to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Core deposit intangible assets (“CDI assets”) are recognized at the time of their acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, management considers variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, ranging from 10 years to 15 years.

Our customer relationship intangible asset was recognized at the time of its acquisition based upon management’s estimate of their fair value. In preparing its valuation, management considered variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible asset is amortized to expense over its estimated useful life, which has been estimated to be ten years. As of June 30, 2014 the Company had recognized a single customer relationship intangible asset as a result of the acquisition of PCM on July 31, 2012.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At June 30, 2014, one of these properties remained held for sale and is included in “other assets” in the consolidated balance sheet. Market conditions during the second quarter 2014 indicated that the net realizable fair value of this property had declined and as a result the Company recognized an impairment of $110,000 as of June 30, 2014 related to this property.

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

(i)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. As of June 30, 2014, the Company had only granted stock awards. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense recognized considers estimated forfeitures and is adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is

December 31, 2018. At June 30, 2014, certain performance stock awards were expected to vest prior to their expiration, while 70,271 shares were not expected to vest prior to their expiration, based on current projections

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)    Stock Repurchase Plan

On April 3, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its voting common stock, par value $0.001 per share. Repurchases under the program were authorized to commence immediately and continue through April 2, 2015. As of the date of this filing, no stock has been repurchased under the current plan.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At June 30, 2014 and December 31, 2013, the Company had a net deferred tax asset of $11,710,000 and $16,681,000, respectively, which includes the deferred tax asset associated with the unrealized loss on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of June 30, 2014 it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of June 30, 2014 or December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2010 except to the extent of the amount of the 2010 carryback claim for a refund filed in 2011 with respect to 2008. At June 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to materially change in the next 12 months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2014 and December 31, 2013, the Company did not have any amounts accrued for interest or penalties.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Average common shares outstanding	20,959,337	20,860,228	20,947,880	20,854,858
Effect of dilutive unvested stock grants (1)	100,547	81,258	106,400	79,663
Average shares outstanding for calculated diluted
earnings per common share	21,059,884	20,941,486	21,054,280	20,934,521
_____________

(1)The impact of unvested stock grants representing 742,616 shares at June 30, 2014 had a dilutive impact of 100,547 and 106,400 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2014, respectively. The impact of unvested stock grants representing 520,682 shares at June 30, 2013 had a dilutive impact of 81,258 and 79,663 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2013, respectively.

(m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In July of 2013 the FASB issued an accounting standards update to reduce the diversity in the accounting practice with respect to the presentation of unrecognized tax benefits when net operating loss or credit carryforwards are present. The provisions of this update require the separate presentation of unrecognized tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. For the Company, the amendments of the update became effective for fiscal years, and interim periods within those years, beginning subsequent to December 15, 2013. At June 30, 2014, the impact of this update on the Company’s disclosures was not material.

Recently Issued but not yet Effective Accounting Standards:

In July 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if 1) The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) The entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3)The entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	June 30, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$42,222	$43	$(816)	$42,995
Mortgage-backed - agency / residential	219,229	2,138	(3,844)	220,935
Mortgage-backed - private / residential	472	13	-	459
Asset-backed	9,086	-	(440)	9,526
Trust preferred	18,900	200	(1,300)	20,000
Corporate	65,568	1,265	(106)	64,409
Total securities available for sale	$355,477	$3,659	$(6,506)	$358,324

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$41,085	$59	$(2,395)	$43,421
Mortgage-backed - agency / residential	254,103	1,289	(10,114)	262,928
Mortgage-backed - private / residential	561	-	-	561
Asset-backed	22,503	-	(1,902)	24,405
Marketable equity	1,535	-	-	1,535
Trust preferred	26,096	88	(2,330)	28,338
Corporate	39,074	510	(211)	38,775
Total securities available for sale	$384,957	$1,946	$(16,952)	$399,963

During the second quarter of 2014, the Company reclassified, at fair value, approximately $39,365,000 in available for sale mortgage-backed and asset-backed securities to the held to maturity category.  The related unrealized after-tax losses of approximately $1,404,000 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
June 30, 2014:
State and municipal	$35,355	$548	$(512)	$35,319
Mortgage-backed - agency / residential	45,178	1,404	(11)	43,785
Asset-backed	13,386	43	-	13,343
	$93,919	$1,995	$(523)	$92,447

December 31, 2013:
State and municipal	$26,351	$-	$(1,664)	$28,015
Mortgage-backed - agency / residential	13,866	343	(200)	13,723
	$40,217	$343	$(1,864)	$41,738

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands)
Proceeds	$-	$7,500	$8,367	$7,500
Gross gains	-	54	42	54
Gross losses	-	-	(17)	-
Net tax expense related to gains
on sale	-	21	10	21

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at June 30, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale (AFS)
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$147	$145
Due after one year through five years	26,393	25,927
Due after five years through ten years	43,095	42,433
Due after ten years	57,055	58,899
Total AFS, excluding mortgage-backed (MBS),
asset-backed and marketable equity securities	126,690	127,404
Mortgage-backed, asset-backed and marketable
equity securities	228,787	230,920
Total securities available for sale	$355,477	$358,324

	Held to Maturity (HTM)
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due after one year through five years	$3,043	$3,050
Due after five years through ten years	8,344	8,293
Due after ten years	23,968	23,976
Total HTM, excluding MBS and asset-backed	35,355	35,319
Mortgage-backed and asset-backed	58,564	57,128
Total securities held to maturity	$93,919	$92,447

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$-	$-	$14,447	$(816)	$14,447	$(816)
Mortgage-backed - agency /
residential	24,037	(233)	107,380	(3,611)	131,417	(3,844)
Asset-backed	-	-	9,086	(440)	9,086	(440)
Trust preferred	-	-	8,700	(1,300)	8,700	(1,300)
Corporate	7,625	(81)	2,005	(25)	9,630	(106)

Held to maturity:
State and municipal	1,921	(7)	15,657	(505)	17,578	(512)
Mortgage-backed - agency /
residential	-	-	3,694	(11)	3,694	(11)
Total temporarily impaired	$33,583	$(321)	$160,969	$(6,708)	$194,552	$(7,029)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$35,012	$(1,946)	$3,517	$(449)	$38,529	$(2,395)
Mortgage-backed - agency /
residential	186,193	(9,943)	9,668	(171)	195,861	(10,114)
Asset-backed	17,953	(1,526)	4,549	(376)	22,502	(1,902)
Trust preferred	13,215	(227)	7,897	(2,103)	21,112	(2,330)
Corporate	15,484	(211)	-	-	15,484	(211)

Held to maturity:
State and municipal	20,012	(1,296)	2,510	(368)	22,522	(1,664)
Mortgage-backed - agency /
residential	6,621	(200)	-	-	6,621	(200)
Total temporarily impaired	$294,490	$(15,349)	$28,141	$(3,467)	$322,631	$(18,816)

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

The Company did not recognize any OTTI during the quarter ended June 30, 2014 or June 30, 2013. There are no accumulated credit losses on any of the Company’s securities as of June 30, 2014 or December 31, 2013.

At June 30, 2014, there were 97 individual securities in an unrealized loss position, including 89 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining eight securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates.  Management determined that the increase in the number of securities in an unrealized loss position in excess of 12

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

months from 22 securities at December 31, 2013 to the 89 securities at June 30, 2014 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position declined from 134 individual securities at December 31, 2013 to 97 securities at June 30, 2014. At June 30, 2014, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At June 30, 2014 and December 31, 2013, the Company’s unrated municipal bonds comprised approximately 5.8% and 6.3%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At June 30, 2014, a hospital revenue bond with a book value of $24,115,000 accounted for 12.0% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a deed of trust from the hospital, carries an interest rate of 4.75% and matures December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of June 30, 2014 approximated its par value. Management determined that the estimated fair value of this bond as of December 31, 2013 reflected an unrealized loss of $478,000. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2013, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms. During the fourth quarter 2013 the issuer redeemed $10,810,000 in advance of the contractual repayment schedule.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30,	December 31,
	2014	2013

	(In thousands)
Commercial and residential real estate	$949,148	$866,507
Construction	78,394	77,657
Commercial	307,629	271,843
Agricultural	11,246	10,772
Consumer	59,610	60,932
SBA	31,748	31,010
Other	871	2,039
Total gross loans	1,438,646	1,320,760
Unearned loan fees	(812)	(843)
Loans, held for investment, net of unearned loan fees	1,437,834	1,319,917
Less allowance for loan losses	(22,155)	(21,005)
Net loans, held for investment	$1,415,679	$1,298,912

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands)
Balance, beginning of period	$21,550	$24,060	$21,005	$25,142
Provision (credit) for loan losses	24	-	18	-
Loans charged-off	(63)	(4,996)	(470)	(6,519)
Recoveries on loans previously
charged-off	644	1,154	1,602	1,595
Balance, end of period	$22,155	$20,218	$22,155	$20,218

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three and six months ended June 30, 2014 and June 30, 2013. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(9)	(15)	(446)	(470)
Recoveries	1,468	18	116	1,602
Provision (credit)	(743)	(7)	768	18
Balance as of June 30, 2014	$19,191	$48	$2,916	$22,155

Balance as of March 31, 2014	$18,742	$50	$2,758	$21,550
Charge-offs	(1)	(4)	(58)	(63)
Recoveries	578	13	53	644
Provision (credit)	(128)	(11)	163	24
Balance as of June 30, 2014	$19,191	$48	$2,916	$22,155

Balances at June 30, 2014:

Allowance for Loan Losses
Individually evaluated	$118	$1	$5	$124
Collectively evaluated	19,073	47	2,911	22,031
Total	$19,191	$48	$2,916	$22,155

Loans
Individually evaluated	$21,745	$26	$431	$22,202
Collectively evaluated	1,139,489	3,467	272,676	1,415,632
Total	$1,161,234	$3,493	$273,107	$1,437,834

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(5,578)	(15)	(926)	(6,519)
Recoveries	1,465	18	112	1,595
Provision (credit)	1,658	57	(1,715)	-
Balance as of June 30, 2013	$17,095	$136	$2,987	$20,218

Balance as of March 31, 2013	$19,663	$208	$4,189	$24,060
Charge-offs	(4,836)	(7)	(153)	(4,996)
Recoveries	1,093	(7)	68	1,154
Provision (credit)	1,175	(58)	(1,117)	-
Balance as of June 30, 2013	$17,095	$136	$2,987	$20,218

Balances at December 31, 2013:

Allowance for Loan Losses
Individually evaluated	$352	$1	$212	$565
Collectively evaluated	18,123	51	2,266	20,440
Total	$18,475	$52	$2,478	$21,005

Loans
Individually evaluated	$21,045	$27	$631	$21,703
Collectively evaluated	1,075,051	3,929	219,234	1,298,214
Total	$1,096,096	$3,956	$219,865	$1,319,917

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

June 30, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$18,404	$20,077	$-	$16,980	$180
Construction	-	-	-	-	-
Commercial	458	458	-	304	15
Consumer	162	163	-	235	5
Other	317	605	-	237	-
Total	$19,341	$21,303	$-	$17,756	$200

Impaired loans with a related allowance:
Commercial and residential real estate	$1,855	$2,310	$64	$2,442	$25
Construction	-	-	-	-	-
Commercial	158	477	6	343	4
Consumer	762	827	49	769	4
Other	86	173	5	113	-
Total	$2,861	$3,787	$124	$3,667	$33

Total impaired loans:
Commercial and residential real estate	$20,259	$22,387	$64	$19,422	$205
Construction	-	-	-	-	-
Commercial	616	935	6	647	19
Consumer	924	990	49	1,004	9
Other	403	778	5	350	-
Total impaired loans	$22,202	$25,090	$124	$21,423	$233

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$16,467	$17,497	$-	$12,516	$244
Construction	-	-	-	2,703	-
Commercial	294	294	-	362	15
Consumer	378	379	-	515	11
Other	202	472	-	774	-
Total	$17,341	$18,642	$-	$16,870	$270

Impaired loans with a related allowance:
Commercial and residential real estate	$2,714	$3,699	$182	$6,677	$73
Construction	-	-	-	2,735	-
Commercial	666	1,236	220	1,453	9
Consumer	816	862	93	738	7
Other	166	359	70	286	-
Total	$4,362	$6,156	$565	$11,889	$89

Total impaired loans:
Commercial and residential real estate	$19,181	$21,196	$182	$19,193	$317
Construction	-	-	-	5,438	-
Commercial	960	1,530	220	1,815	24
Consumer	1,194	1,241	93	1,253	18
Other	368	831	70	1,060	-
Total impaired loans	$21,703	$24,798	$565	$28,759	$359

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $387,000 for the six months ended June 30, 2014 and $682,000 for the six months ended June 30, 2013.

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

June 30, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$-	$-	$12,801	$12,801	$948,613
Construction	-	-	-	-	78,350
Commercial	794	-	73	867	307,455
Consumer	330	-	607	937	59,576
Other	112	-	403	515	43,840
Total	$1,236	$-	$13,884	$15,120	$1,437,834

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$590	$-	$13,560	$14,150	$865,960
Construction	277	-	-	277	77,601
Commercial	616	-	624	1,240	271,670
Consumer	146	-	924	1,070	60,893
Other	494	-	368	862	43,793
Total	$2,123	$-	$15,476	$17,599	$1,319,917

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

June 30, 2014	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$923,565	$78,394	$306,076	$58,017	$41,957	$1,408,009
Substandard	25,583	-	1,553	1,593	1,908	30,637
Doubtful	-	-	-	-	-	-
Subtotal	949,148	78,394	307,629	59,610	43,865	1,438,646
Less: Unearned loan fees	(535)	(44)	(174)	(34)	(25)	(812)
Loans, held for investment, net
of unearned loan fees	$948,613	$78,350	$307,455	$59,576	$43,840	$1,437,834

December 31, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$847,231	$77,657	$270,511	$58,868	$41,771	$1,296,038
Substandard	19,276	-	1,332	2,064	2,050	24,722
Doubtful	-	-	-	-	-	-
Subtotal	866,507	77,657	271,843	60,932	43,821	1,320,760
Less: Unearned loan fees	(547)	(56)	(173)	(39)	(28)	(843)
Loans, held for investment, net
of unearned loan fees	$865,960	$77,601	$271,670	$60,893	$43,793	$1,319,917

The balance of substandard graded loans increased from $24,722,000 at December 31, 2013 to $30,637,000 as of June 30, 2014. The $5,915,000 increase in substandard graded loans during the first six months of 2014 was

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

primarily the result of the downgrade of a single substandard credit with a book balance of $8,734,000 as a result of the deterioration in cash flow on the commercial shopping center securing the subject loan.

The book balance of troubled debt restructurings (“TDRs”) at June 30, 2014 and December 31, 2013 was $20,701,000 and $9,332,000, respectively. The primary cause of the increase in troubled debt restructurings as of June 30, 2014 compared to December 31, 2013 was the restructuring of the Company’s largest nonaccrual loan of $10,085,000 during the second quarter 2014. Management has established approximately $70,000 and  $335,000 in specific reserves with respect to these loans as of June 30, 2014 and December 31, 2013. As of both June 30, 2014 and December 31, 2013, the Company had no material additional amounts committed on loans classified as TDRs. Of the $13,150,000 in new TDR’s added in the first six months of 2014, $10,281,000 were designated as nonaccrual loans as of December 31,2013, the largest of which being the $10,085,000 loan outlined above.

During the second quarter 2014, management made five loan modifications with respect to outstanding TDRs. The modifications involved the restructuring of payment amounts on three loans and the extension of maturity on two substandard-graded loans.

During the six months ended June 30, 2014, management made 11 loan modifications with respect to outstanding TDRs.  Out of the 11 modifications, three involved the restructuring of payment amounts whereas the remaining eight restructurings were classified as TDRs because the subject loans were substandard graded loans.

The following tables present loans by class modified as TDRs that occurred during the three and six months ended June 30, 2014 and June 30, 2013:

Three Months Ended June 30, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	3	$12,456	$12,456
Construction	-	-	-
Commercial	1	340	340
Consumer	1	22	22
Other	-	-	-
Total	5	$12,818	$12,818

Six Months Ended June 30, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	7	$12,667	$12,667
Construction	-	-	-
Commercial	1	340	340
Consumer	2	57	57
Other	1	86	86
Total	11	$13,150	$13,150

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended June 30, 2013:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	1	$1,422	$1,422
Construction	-	-	-
Commercial	1	184	184
Consumer	-	-	-
Other	-	-	-
Total	2	$1,606	$1,606

Six Months Ended June 30, 2013:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	2	$2,472	$2,298
Construction	-	-	-
Commercial	1	184	184
Consumer	-	-	-
Other	-	-	-
Total	3	$2,656	$2,482

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the six months ended June 30, 2014.  A single default occurred on a TDR during the six months ended June 30, 2013 and a specific reserve of $133,000 was set aside for this loan as of June 30, 2013.

(4)Other Real Estate Owned

Changes in the carrying amount of the Company’s OREO for the six months ended June 30, 2014 and June 30, 2013 were as follows (in thousands):

Balance, January 1, 2013	$19,580
Additions to OREO	2,930
Dispositions of OREO	(16,350)
Net gain on sale and valuation adjustments	300
Balance as of June 30, 2013	$6,460

Balance, January 1, 2014	$4,493
Additions to OREO	-
Dispositions of OREO	(82)
Net gain on sale and valuation adjustments	(38)
Balance as of June 30, 2014	$4,373

Expenses related to foreclosed assets include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands)
Net (gain)/loss on sale and valuation
adjustments	$46	$(419)	$38	$(300)
Operating expenses, net of rental income	(24)	162	40	377
Total expenses related to foreclosed assets	$22	$(257)	$78	$77

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(5)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2014, the Company had intangible assets comprised of its core deposit intangible assets and a customer relationship intangible asset.

The following table presents the gross amounts of core deposit intangible assets and a customer relationship intangible asset and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful Life	2014	2013

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(59,667)	(58,611)
Core deposit intangible assets, net		$3,308	$4,364

Customer relationship intangible asset	10 years	2,524	2,524
Customer relationship intangible asset accumulated amortization		(484)	(358)
Customer relationship intangible asset, net		$2,040	$2,166

Total other intangible assets, net		$5,348	$6,530

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands)

Amortization expense	$591	$706	$1,182	$1,413

(6)Borrowings

At June 30, 2014, the Company’s outstanding borrowings were $230,650,000 as compared to $130,000,000 at December 31, 2013. Borrowings at June 30, 2014 consisted of $110,000,000 of term notes and $120,650,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2013, outstanding borrowings consisted of $110,000,000 of term notes and $20,000,000 of advances on our line of credit, both with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $450,592,000 at June 30, 2014 and $339,727,000 at December 31, 2013. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $219,942,000 at June 30, 2014 and $209,727,000 at December 31, 2013.

The interest rate on the line of credit varies with the federal funds rate, and was 0.24% at June 30, 2014. The term notes have fixed interest rates that range from 2.52% to 3.17%, with a weighted average rate of 2.97%, and remaining maturities as of June 30, 2014 ranging from 41 to 43 months.

(7) Subordinated Debentures and Trust Preferred Securities

At both June 30, 2014 and December 31, 2013, the balance of the Company’s outstanding subordinated debentures was $25,774,000. As of June 30, 2014 the Company's subordinated debentures bore a weighted average cost of funds of 3.06%. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II. As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

The Company’s remaining subordinated debentures were issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (TruPS”). Generally, and with certain

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2014, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

At June 30, 2014 the Company had accrued, unpaid interest on its subordinated debentures of approximately $199,000 compared to $202,000 at December 31, 2013. Interest payable on subordinated debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2014, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at June 30, 2014 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2014	Variable	LIBOR + 2.65%	2.88%	7/15/2014
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2014	Variable	LIBOR + 3.10%	3.33%	7/7/2014

*  Call date represents the earliest or next date the Company can call the debentures

** On July 7, 2014, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.33%. On July 15, 2014, the rate on the CenBank Trust III subordinated debentures reset to 2.88%.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2014	December 31, 2013

	(In thousands)
Commitments to extend credit:
Variable	$350,811	$290,564
Fixed	47,214	30,343
Total commitments to extend credit	$398,025	$320,907

Standby letters of credit	$11,100	$10,217

At June 30, 2014, the rates on the fixed rate commitments to extend credit ranged from 2.35% to 7.25%.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Assets held for sale are valued at the time the determination is made to designate the asset as held for sale.  The value is based primarily on third party appraisals, less estimated selling costs. The appraised value may be adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Assets held for sale are regularly reviewed for additional impairment in order that these assets may be marketed at market value and thereby maintained in the held for sale designation.  Assets held for sale may also be written down to fair value in anticipation of sale, based on a letter-of-intent or purchase-contract.  Since these adjustments in value are based upon the perceived value of the assets in question by an independent third-party, such adjustments generally result in Level 2 classification. Because of the high degree of judgment required in estimating the fair value of assets held for sale and because of the relationship between fair value and general economic conditions management considers the fair value of these assets to be highly sensitive to changes in market conditions.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at June 30, 2014
State and municipal securities	$-	$17,766	$24,456	$42,222
Mortgage-backed securities – agency /
residential	-	219,229	-	219,229
Mortgage-backed securities – private /
residential	-	472	-	472
Asset-backed securities	-	9,086	-	9,086
Marketable equity securities	-	-	-	-
Trust preferred securities	-	18,900	-	18,900
Corporate securities	-	65,568	-	65,568
Interest rate swaps - cash flow hedge	-	(703)	-	(703)

Assets/(Liabilities) at December 31, 2013
State and municipal securities	$-	$16,918	$24,167	$41,085
Mortgage-backed securities – agency /
residential	-	254,103	-	254,103
Mortgage-backed securities – private /
residential	-	561	-	561
Asset-backed securities	-	22,503	-	22,503
Marketable equity securities	-	1,535	-	1,535
Trust preferred securities	-	26,096	-	26,096
Corporate securities	-	39,074	-	39,074
Interest rate swaps - cash flow hedge	-	465	-	465

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the six months ended June 30, 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and June 30, 2013:

	State and Municipal Securities
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

	(In thousands)
Beginning balance	$24,646	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	1	1
Other comprehensive income (loss)	(1)	478
Sales, calls and prepayments	(190)	(190)
Transfer to OREO	-	-
Transfers in and (out) of Level 3	-	-
Balance end of period	$24,456	$24,456

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	State and Municipal Securities
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

	(In thousands)
Beginning balance	$49,053	$49,889
Total unrealized gains (losses) included in:
Net income (loss)	-	-
Other comprehensive income (loss)	(724)	(746)
Transfer to OREO	(7,500)	(8,314)
Transfers in and (out) of Level 3	-	-
Balance end of period	$40,829	$40,829

For the three and six months ended June 30, 2014 and June 30, 2013, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at June 30, 2014 and December 31, 2013:

June 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$24,115	discounted cash flow	discount rate	4.75%
State and municipal securities	341	matrix pricing	discount rate or yield	N/A*
Total	$24,456

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$23,636	discounted cash flow	discount rate	5.10%
State and municipal securities	531	matrix pricing	discount rate or yield	N/A*
Total	$24,167

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following tables present impaired loans measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013. The valuation methodology used to measure the fair value of these loans is described earlier in this Note.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
June 30, 2014
Impaired loans:
Other	$-	$-	$185	$185
Total impaired loans	$-	$-	$185	$185

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
December 31, 2013
Impaired loans:
Commercial and residential real estate	$-	$-	$115	$115
Other	-	-	231	231
Total impaired loans	$-	$-	$346	$346

Impaired loans, which are measured for impairment using either the fair value of collateral or the present value of expected future cash flows, had a carrying amount of $22,202,000 at June 30, 2014, after partial charge-offs of $731,000. In addition, these loans have a specific valuation allowance of $124,000 at June 30, 2014. Of the $22,202,000 impaired loan portfolio at June 30, 2014, $185,000 were carried at fair value as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $22,017,000 of impaired loans were not carried at fair value at June 30, 2014,  because these loans did not require a specific reserve calculated based on the fair value of collateral or have amounts previously charged-off. During the six months ended June 30, 2014,  the single charge-off of a loan impaired as of December 31, 2013 accounted for the majority of the reduction in the specific valuation allowance on impaired loans during the first six months of 2014.

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

The following tables present quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013.

June 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Other	$185	sales comparison	adjustment to comparable sales	6%-8%
Total impaired loans	$185

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Impaired loans:
Commercial and residential	$115	sales comparison	adjustment to comparable sales	6%-8%
real estate
Other	231	sales comparison	adjustment to comparable sales	6%-8%
Total impaired loans	$346

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
June 30, 2014
Other real estate owned, foreclosed assets
and assets held for sale:
Commercial real estate	$-	$1,522	$-	$1,522
Land	-	-	238	238
Total other real estate owned and foreclosed assets	$-	$1,522	$238	$1,760

December 31, 2013
Other real estate owned and foreclosed assets:
Commercial real estate	$-	$-	$1,636	$1,636
Land	-	-	2,857	2,857
Total other real estate owned and foreclosed assets	$-	$-	$4,493	$4,493

OREO had a carrying amount of $4,373,000 at June 30, 2014, which is made up of an outstanding balance of $5,441,000, with a valuation allowance of $1,068,000. Write-downs accounted for a $46,000 increase in the OREO valuation allowance during the first six months of 2014. As a result of the $46,000 write-down during the second quarter 2014 a single property worth an estimated $238,000 was carried at fair value as of June 30, 2014.

OREO had a carrying amount of $4,493,000 at December 31, 2013, which was made up of an outstanding balance of $5,515,000, with a valuation allowance of $1,022,000.

At June 30, 2014 the Bank maintained a former branch in assets held for sale (included in other assets on the consolidated balance sheet). Because of an impairment recognized on the property during the second quarter 2014 the property was carried at fair value as of June 30, 2014. The impairment was recognized as a result of a letter-of-intent received on the property.

The following table presents quantitative information about Level 3 fair value measurements for OREO measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and
foreclosed assets:
Land	$238	purchase contract	adjustment to purchase contract	5%
Total other real estate owned
and foreclosed assets	$238

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and
foreclosed assets:
Commercial real estate	$1,636	broker opinion	discount to broker opinion	10% - 20%
Land	2,857	sales comparison	adjustment to comparable sales	10% - 55%
		broker opinion	discount to broker opinion	10% - 20%
Total other real estate owned
and foreclosed assets	$4,493

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,124	$44,124	$-	$-	$44,124
Securities available for sale	355,477	-	331,021	24,456	355,477
Securities held to maturity	92,447	-	89,686	4,233	93,919
Bank stocks	17,793	n/a	n/a	n/a	n/a
Loans held for sale	255	281	-	-	281
Loans held for investment, net	1,415,679	-	-	1,412,992	1,412,992
Accrued interest receivable	5,600	-	5,600	-	5,600

Financial liabilities:
Deposits	$1,552,676	$-	$1,551,380	$-	$1,551,380
Federal funds purchased and sold under
agreements to repurchase	21,744	-	21,744	-	21,744
Short-term borrowings	120,650	-	120,650	-	120,650
Subordinated debentures	25,774	-	-	18,320	18,320
Long-term borrowings	110,000	-	116,484	-	116,484
Accrued interest payable	602	-	602	-	602
Interest rate swap - cash flow hedge	703	-	703	-	703

		Fair Value Measurements at December 31, 2013:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,077	$28,077	$-	$-	$28,077
Securities available for sale	384,957	-	360,790	24,167	384,957
Securities held to maturity	41,738	-	36,463	3,754	40,217
Bank stocks	15,605	n/a	n/a	n/a	n/a
Loans held for sale	507	558	-	-	558
Loans held for investment, net	1,298,912	-	-	1,291,439	1,291,439
Accrued interest receivable	5,156	-	5,156	-	5,156
Interest rate swap - cash flow hedge	465	-	465	-	465

Financial liabilities:
Deposits	$1,528,457	$-	$1,527,034	$-	$1,527,034
Federal funds purchased and sold under
agreements to repurchase	24,284	-	24,284	-	24,284
Short-term borrowings	20,000	-	20,000	-	20,000
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	110,000	-	117,316	-	117,316
Accrued interest payable	600	-	600	-	600

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

(10) Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company utilizes derivative financial instruments to assist in the management of interest rate risk, primarily helping to secure long term borrowing rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment or receipt of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to certain variable-rate borrowings. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

	Balance	Fair Value
	Sheet	June 30,	December 31,
	Location	2014	2013

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$465
Liabilities:
Interest rate swaps	Other liabilities	$703	$-

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2014, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings.  The swaps are forward-starting with the first $25,000,000 swap becoming effective in June 2015 and the second swap becoming effective in March 2016.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three and six months ended June 30, 2014, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, an immaterial amount will be reclassified as an adjustment to interest expense related to interest rate swaps as the related borrowings which correspond to the hedge are anticipated to commence in June of 2015.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and six months ended June 30, 2014 and June 30, 2013:

	Income	Three Months Ended		Six Months Ended
Interest Rate Swaps with	Statement	June 30,		June 30,
Hedge Designation	Location	2014	2013	2014	2013

		(In thousands)
Gain or (loss) recognized in OCI on
derivative	Not applicable	$(549)	$272	$(724)	$272
Gain or (loss) reclassified from
accumulated OCI into income
(ineffective portion)	Interest Expense	-	-	-	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1,102,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance based vesting conditions, no other grants have been made under the Incentive Plan.

The Incentive Plan authorizes grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of June 30, 2014 and December 31, 2013, there were outstanding awards representing 742,616 and 386,525 shares of unvested stock (net of forfeitures), with 515,128 and 931,384 shares remaining available for grant under the Incentive Plan, respectively.

Of the 742,616 shares represented by unvested awards at June 30, 2014,  approximately 672,345 shares are expected to vest. At June 30, 2014, there were 326,110 shares of restricted stock outstanding that were subject to a performance condition. Management expects that 255,839 of these 326,110 shares will vest and that the remaining shares will expire unvested. The shares subject to a performance condition that are expected to vest relate to awards granted to various key employees from February 2013 through May 2014. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2012, 2013 and 2014 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. Management expects that the targeted performance goals will be met with respect to the performance-based shares awarded in 2013 and 2014 and does not expect to reach the threshold performance criteria for the performance awards granted in 2012, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the six months ended June 30, 2014 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2014	386,525	$9.18
Awarded	418,704	13.34
Forfeited	(2,441)	10.75
Vested	(60,172)	8.68
Unearned at June 30, 2014	742,616	$11.56

The Company recognized $1,105,000 and $697,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2014 and June 30, 2013, respectively. The total income tax benefit recognized for share-based compensation arrangements was $420,000 and $265,000  for the six months ended June 30, 2014 and June 30, 2013, respectively. At June 30, 2014, compensation cost of $5,945,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.4 years. The fair value of awards that vested in the six months ended June 30, 2014 was approximately $779,000.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(12)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at June 30, 2014	Ratio at December 31, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	14.39%	14.96%	8.00%	N/A
Guaranty Bank and Trust Company	13.95%	14.37%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.14%	13.71%	4.00%	N/A
Guaranty Bank and Trust Company	12.70%	13.12%	4.00%	6.00%

Leverage Ratio
Consolidated	11.39%	11.49%	4.00%	N/A
Guaranty Bank and Trust Company	11.03%	11.00%	4.00%	5.00%

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

(14)    Subsequent Events

On July 16, 2014, the Company consummated the previously announced acquisition of Cherry Hills Investment Advisors. Cherry Hills Investment Advisors is a local, Greenwood Village-based investment management firm serving the financial planning and investment management needs of individuals and families since 1999. Due to the timing of the transaction, the Company is still evaluating the accounting for the acquisition, and additional disclosures are not practicable.

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of two investment management firms, Private Capital Management LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), acquired on July 16, 2014. References to “Company”, “us”, “we”, and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide financial services throughout our targeted Colorado markets to consumers and small and medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services include accepting time and demand deposits and originating commercial real estate loans (including construction loans), commercial loans (including energy loans), SBA guaranteed loans and consumer loans. The Bank, PCM and CHIA also provide wealth management services, including private banking, investment management, jumbo mortgage loans and trust services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

 Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
			Favorable			Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$18,726	$17,449	$1,277	$36,607	$34,779	$1,828
Interest expense	1,661	1,710	49	3,283	3,662	379
Net interest income	17,065	15,739	1,326	33,324	31,117	2,207
Provision for loan losses	24	-	(24)	18	-	(18)
Net interest income after
provision for loan losses	17,041	15,739	1,302	33,306	31,117	2,189
Noninterest income	3,795	3,711	84	7,445	6,661	784
Noninterest expense	14,873	13,879	(994)	29,503	29,071	(432)
Income before income taxes	5,963	5,571	392	11,248	8,707	2,541
Income tax expense	1,879	1,753	(126)	3,622	2,617	(1,005)
Net income	$4,084	$3,818	$266	$7,626	$6,090	$1,536

Common Share Data:
Basic earnings per common
share	$0.19	$0.18	$0.01	$0.36	$0.29	$0.07
Diluted earnings per common
share	$0.19	$0.18	$0.01	$0.36	$0.29	$0.07
Average common shares
outstanding	20,959,337	20,860,228	99,109	20,947,880	20,854,858	93,022
Diluted average common
shares outstanding	21,059,884	20,941,486	118,398	21,054,280	20,934,521	119,759

Average equity to average
assets	10.01%	10.33%	(3.1)%	10.07%	10.35%	(2.7)%
Return on average equity	8.24%	8.02%	2.7%	7.84%	6.47%	21.2%
Return on average assets	0.83%	0.83%	-%	0.79%	0.67%	17.9%
Dividend payout ratio	25.67%	13.67%	87.8%	27.46%	8.57%	220.4%

	June 30,	June 30,	Percent
	2014	2013	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	14.39%	14.96%	(3.8)%
Leverage ratio	11.39%	11.46%	(0.6)%
Loans(1), net of unearned loan fees
to deposits	92.60%	85.60%	8.2%
Allowance for loan losses to
loans(1), net of unearned loan fees	1.54%	1.63%	(5.5)%
Allowance for loan losses to
nonperforming loans	159.57%	103.61%	54.0%
Classified assets to allowance
and Tier 1 capital (2)	14.58%	16.48%	(11.5)%
Noninterest bearing deposits to
total deposits	37.17%	34.90%	6.5%
Time deposits to total deposits	12.03%	12.77%	(5.8)%

(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Second quarter 2014 net income increased approximately $0.3 million to $4.1 million as compared to $3.8 million for the same quarter in 2013. The $0.3 million increase in net income was primarily the result of a $1.3 million increase in interest income, attributable to growth in average loan balances, partially offset by a $1.0 million increase in noninterest expense, driven by increases in salary and employee benefit expense. Additionally, noninterest income increased $0.1 million as a result of a $0.3 million increase in investment management and trust fees, offset by a $0.3 million decrease in gains on the sale of SBA loans.

For the six months ended June 30, 2014, net income was $7.6 million as compared to $6.1 million for the same period in 2013. The $1.5 million increase in net income during the first six months of 2014 was primarily the result of a $1.8 million increase in interest income, which was attributable to growth in average loan balances, a $0.4 million decrease in interest expense, and a $0.8 million increase in noninterest income. These improvements to net income were partially offset by a $0.4 million increase in noninterest expense and a $1.0 million increase in income tax expense. The $0.4 million decrease in interest expense during the first six months of 2014 compared to the same period in 2013 was primarily the result of the first quarter 2013 redemption of certain high-cost TruPS and related subordinated debentures. The $0.8 million increase in noninterest income over the first six months of 2014 compared to the same period in 2013 was primarily the result of a $0.5 million increase in investment management and trust fees driven by growth in assets under management (“AUM”), in addition to a $0.2 million increase in income related income on bank owned life insurance. The $0.4 million increase in noninterest expense in the first six months of 2014 compared to the same period in 2013 was primarily comprised of a $1.5 million increase in salaries and employee benefit expense offset by decrease in most other categories of noninterest expense. The increase in salaries was primarily due to the achievement of specific performance targets. The $1.0 million increase in income tax expense in the first six months of 2014 compared to the same period in 2013 was primarily a result of growth in pre-tax income over the same period.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended June 30, 2014 and the prior four quarters:

Table 2

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(Dollars in thousands)
Net interest income	$17,065	$16,259	$16,391	$16,062	$15,739
Interest rate spread	3.47%	3.49%	3.45%	3.43%	3.44%
Net interest margin	3.66%	3.69%	3.65%	3.63%	3.65%
Net interest margin, fully tax
equivalent	3.75%	3.78%	3.75%	3.73%	3.75%

Net interest income increased by $1.3 million to $17.1 million in the second quarter 2014 as compared to the second quarter 2013, primarily due to a $1.3 million improvement in interest income, while interest expense remained relatively flat over the same period.  The $1.3 million increase in interest income in the second quarter 2014 compared to the second quarter 2013 was primarily the result of a $1.8 million favorable volume variance, which primarily resulted from the $184.8 million increase in average loan balances between the second quarter 2013 and the second quarter 2014. This increase was partially offset by an unfavorable rate variance of $0.5 million, which was primarily caused by a 24 basis point decline in loan yields over the same periods. The decline in loan yields between the second quarter 2013 and the second quarter 2014 reflected a reduction in market yields on loans resulting from the competitive interest rate environment. Interest expense remained relatively flat between the second quarter 2013 and the second quarter 2014 with unfavorable volume variances resulting from growth in deposits and overnight borrowings being offset by favorable rate variances resulting from reductions in average cost on these same sources of funding.

 Net interest margin decreased by three basis points to 3.66% in the second quarter 2014 compared to 3.69% in the first quarter 2014 and improved by one basis point from 3.65% in the second quarter 2013. The compression of the net interest margin in the second quarter 2014 as compared to the first quarter 2014 was primarily the result of market pressure on loan yields in addition to reduced yields on investments. The improvement in the net interest margin in the second quarter 2014 compared to the second quarter in 2013 was primarily the result of a shift in the mix of earning assets, which was primarily caused by loan growth.

On a linked quarter basis net interest income improved by $0.8 million, primarily as a result of a $0.8 million increase in interest income, while interest expense remained relatively flat. The $0.8 million increase in interest income in the second quarter 2014 compared to the first quarter 2014 was primarily caused by a $68.7 million increase in average loan balances in the second quarter 2014 compared to the first quarter 2014, partially offset by a seven basis point reduction in loan yields resulting from the competitive interest rate environment. A two basis point decline in the cost of interest bearing liabilities was mostly offset by growth in average overnight borrowings.

The following table summarizes the Company’s net interest income and related spread and margin for the six months ended June 30, 2014 and June 30, 2013:

Table 3

	Six Months Ended
	June 30,	June 30,
	2014	2013
	(Dollars in thousands)
Net interest income	$33,324	$31,117
Interest rate spread	3.48%	3.41%
Net interest margin	3.67%	3.64%
Net interest margin, fully tax
equivalent	3.76%	3.75%

For the six month period ended June 30, 2014, net interest income increased by $2.2 million, or 7.1%, as compared to the same period in 2013. This increase was comprised of a $1.8 million increase in interest income and a $0.4 million decrease in interest expense.

The increase in interest income for the six months ended June 30, 2014 compared to the same period in 2013 was due to a $3.2 million favorable volume variance, partially offset by a $1.4 million unfavorable rate variance. The favorable volume variance was primarily the result of a $175.8 million increase in average loans, partially offset by a $39.2 million decrease in investment securities and a $29.5 million decrease in low-yielding overnight cash balances. The unfavorable rate variance was primarily the result of a 32 basis point decline in average yields on loans due to the competitive interest rate environment. The $0.4 million decrease in interest expense was primarily the result of a $0.3 million decline in interest expense on subordinated debentures, mostly related to the redemption of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013 combined with reduced interest expense on our deposit funding resulting from favorable rate variances.

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

Table 4

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,399,857	$15,438	4.42%	$1,215,104	$14,104	4.66%
Investment securities (1)
Taxable	373,059	2,376	2.55%	403,199	2,322	2.31%
Tax-exempt	77,671	671	3.47%	82,662	786	3.81%
Bank Stocks (4)	17,820	239	5.38%	17,158	170	3.97%
Other earning assets	2,101	2	0.38%	13,251	67	2.03%
Total interest-earning assets	1,870,508	18,726	4.02%	1,731,374	17,449	4.04%
Non-earning assets:
Cash and due from banks	24,094			23,620
Other assets	90,555			93,650
Total assets	$1,985,157			$1,848,644

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$327,867	$78	0.10%	$312,152	$82	0.11%
Money market	328,033	180	0.22%	320,005	249	0.31%
Savings	120,057	33	0.11%	106,471	39	0.15%
Time certificates of deposit	183,631	279	0.61%	185,303	245	0.53%
Total interest-bearing deposits	959,588	570	0.24%	923,931	615	0.27%
Borrowings:
Repurchase agreements	25,217	10	0.16%	31,757	11	0.14%
Federal funds purchased (5)	2	-	0.65%	27	-	-%
Subordinated debentures	25,774	199	3.10%	25,774	235	3.66%
Borrowings	207,395	882	1.71%	157,298	849	2.16%
Total interest-bearing liabilities	1,217,976	1,661	0.55%	1,138,787	1,710	0.60%
Noninterest bearing liabilities:
Demand deposits	560,735			510,596
Other liabilities	7,694			8,280
Total liabilities	1,786,405			1,657,663
Stockholders' Equity	198,752			190,981
Total liabilities and stockholders' equity	$1,985,157			$1,848,644

Net interest income		$17,065			$15,739
Net interest margin			3.66%			3.65%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.75% for each of the three months ended June 30, 2014 and June 30,  2013. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.3 million for each of the three months ended June 30, 2014 and June 30, 2013 are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the second quarter 2014 and the second quarter 2013 rounded to zero.

Table 4 (Continued)

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,365,695	$30,172	4.46%	$1,189,883	$28,186	4.78%
Investment securities (1)
Taxable	369,262	4,708	2.57%	403,153	4,587	2.29%
Tax-exempt	75,434	1,316	3.52%	81,898	1,579	3.89%
Bank Stocks (4)	16,839	408	4.89%	15,733	326	4.18%
Other earning assets	2,046	3	0.30%	31,527	101	0.65%
Total interest-earning assets	1,829,276	36,607	4.04%	1,722,194	34,779	4.07%
Non-earning assets:
Cash and due from banks	24,349			23,560
Other assets	93,055			89,187
Total assets	$1,946,680			$1,834,941

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$330,373	$161	0.10%	$294,315	$160	0.11%
Money market	329,665	392	0.24%	322,573	507	0.32%
Savings	118,053	64	0.11%	105,755	77	0.15%
Time certificates of deposit	181,922	533	0.59%	187,724	506	0.54%
Total interest-bearing deposits	960,013	1,150	0.24%	910,367	1,250	0.28%
Borrowings:
Repurchase agreements	23,544	18	0.15%	46,636	29	0.13%
Federal funds purchased (5)	2	-	0.73%	14	-	0.80%
Subordinated debentures	25,774	397	3.11%	30,957	716	4.66%
Borrowings	178,137	1,718	1.94%	133,932	1,667	2.51%
Total interest-bearing liabilities	1,187,470	3,283	0.56%	1,121,906	3,662	0.66%
Noninterest bearing liabilities:
Demand deposits	554,538			514,583
Other liabilities	8,556			8,604
Total liabilities	1,750,564			1,645,093
Stockholders' Equity	196,116			189,848
Total liabilities and stockholders' equity	$1,946,680			$1,834,941

Net interest income		$33,324			$31,117
Net interest margin			3.67%			3.64%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.76% and 3.75% for the six months ended June 30, 2014 and June 30, 2013, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.6 million for each of the six months ended June 30, 2014 and June 30, 2013 are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the six months ended June 30, 2014 and June 30, 2013 rounded to zero.

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

Table 5

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of unearned
loan fees	$1,334	$(651)	$1,985	$1,986	$(1,663)	$3,649
Investment Securities
Taxable	54	183	(129)	121	400	(279)
Tax-exempt	(115)	(69)	(46)	(263)	(144)	(119)
Bank Stocks	69	62	7	82	58	24
Other earning assets	(65)	(32)	(33)	(98)	(36)	(62)
Total interest income	1,277	(507)	1,784	1,828	(1,385)	3,213

Interest expense:
Deposits:
Interest-bearing demand
and NOW	(4)	(9)	5	1	(5)	6
Money market	(69)	(75)	6	(115)	(126)	11
Savings	(6)	(12)	6	(13)	(24)	11
Time certificates of deposit	34	36	(2)	27	42	(15)
Repurchase agreements	(1)	2	(3)	(11)	10	(21)
Subordinated debentures	(36)	(36)	-	(319)	(212)	(107)
Borrowings	33	(66)	99	51	(109)	160
Total interest expense	(49)	(160)	111	(379)	(424)	45
Net interest income	$1,326	$(347)	$1,673	$2,207	$(961)	$3,168

Provision for Loan Losses

The provision for loan losses is a charge against earnings and represents management’s estimate of the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our allowance methodology and reflects our judgments about the adequacy of the allowance for loan losses. In determining the amount of the provision, we consider certain quantitative and qualitative factors, including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectability and impairment. The estimated amount of expected loss in our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral values, as a percentage of the outstanding loan balance, reduce our exposure to loan loss.

In the second quarter 2014, we recorded an immaterial provision for loan losses, compared to an immaterial credit provision in the first quarter 2014 and no provision in the second quarter 2013. Management considered the $0.6 million in recoveries received during the second quarter 2014 in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2014.

Net recoveries in the second quarter 2014 were $0.6 million, as compared to net charge-offs of $3.8 million for the same quarter in 2013. The net recoveries in the second quarter 2014 were primarily related to $0.5 million in recoveries on four loans, which had been partially charged-off in addition to various other smaller recoveries, and an immaterial level of charge-offs. The net charge-offs of $3.8 million in the second quarter 2013 primarily consisted of a $4.6 million charge-off on a single out-of-state participation in addition to various other smaller charge-offs, offset by recoveries of $1.2 million during the quarter.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis—Nonperforming Assets and Other Impaired Loans” below.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,352	$2,066	$2,222	$2,302	$2,318
Investment management and trust	962	908	831	736	700
Increase in cash surrender value of
life insurance	293	293	304	305	272
Gain (loss) on sale of securities	-	25	(85)	20	54
Gain on sale of SBA loans	28	137	95	207	287
Other	160	221	107	94	80
Total noninterest income	$3,795	$3,650	$3,474	$3,664	$3,711

Noninterest income increased by $0.1 million to $3.8 million in the second quarter 2014 as compared to the first quarter 2014 and increased $0.1 million as compared to the second quarter 2013. The $0.1 million increase in noninterest income in the second quarter 2014 compared to the first quarter 2014 was mostly due to a $0.3 million increase in deposit service fee income, partially offset by a $0.1 million decrease in gains on SBA loan sales and a $0.1 million decrease in other noninterest income. During the second quarter 2014 total AUM grew by $10.0 million prior to the July 16, 2014 acquisition of Cherry Hills Investment Advisors, which had AUM of $178.5 million as of July 15, 2014.

The $0.1 million increase in noninterest income in the second quarter 2014 as compared to the second quarter 2013 was primarily the result of a $0.3 million increase in investment management and trust fees, mostly offset by a $0.3 million decrease in gains on SBA loan sales. The increase in investment management and trust fees reflects growth in AUM of $98.1 million between June 30, 2013 and June 30, 2014. The growth in AUM over that period was primarily related to our investment management subsidiary, PCM, resulting from new customer relationships as well as growth in existing relationships.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Noninterest income:
Customer service and other fees	$4,418	$4,301
Investment management and trust	1,870	1,337
Increase in cash surrender value of life insurance	586	409
Gain on sale of securities	25	54
Gain on sale of SBA loans	165	423
Other	381	137
Total noninterest income	$7,445	$6,661

For the six month period ended June 30, 2014, noninterest income increased by $0.8 million compared to the same period in 2013. The increase in noninterest income was primarily due to a $0.5 million increase in investment management and trust fees generated by the growth in AUM discussed above, in addition to a $0.2 million increase in earnings on bank-owned life insurance contracts, a $0.1 million increase in deposit service fees and a $0.2 million increase in other noninterest income, offset by a $0.2 million reduction in gains from SBA loan sales.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,096	$8,078	$7,685	7,242	$7,213
Occupancy expense	1,633	1,548	1,507	1,572	1,598
Furniture and equipment	673	695	728	709	745
Amortization of intangible assets	591	591	702	703	706
Other real estate owned	22	56	(1,037)	(200)	(257)
Insurance and assessment	605	580	641	629	641
Professional fees	811	892	968	886	853
Impairment of long-lived assets	110	-	-	-	-
Other general and administrative	2,332	2,190	2,487	2,395	2,380
Total noninterest expense	$14,873	$14,630	$13,681	13,936	$13,879

Noninterest expense was $14.9 million for the second quarter 2014 as compared to $14.6 million for the first  quarter 2014 and $13.9 million for the second quarter 2013.

Second quarter 2014 noninterest expense reflected a $0.2 million increase as compared to the first quarter 2014, primarily due to a $0.1 million impairment recognized on a former branch classified as held for sale in addition to a $0.1 million increase in salaries and employee benefits.

The $1.0 million increase in noninterest expense in the second quarter 2014 compared to the second quarter 2013 was primarily comprised of a $0.9 million increase in salaries and employee benefits resulting from increased salary, incentive compensation and equity compensation primarily related to the achievement of specific performance targets. In addition, the $0.1 million impairment outlined above added to the increase in noninterest expense in the second quarter 2014 compared to the same quarter in 2013.

Table 9

	Six Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$16,174	$14,654
Occupancy expense	3,181	3,210
Furniture and equipment	1,368	1,506
Amortization of intangible assets	1,182	1,413
Other real estate owned	78	77
Insurance and assessment	1,185	1,249
Professional fees	1,703	1,764
Prepayment penalty on long term debt	-	629
Impairment of long-lived assets	110	-
Other general and administrative	4,522	4,569
Total noninterest expense	$29,503	$29,071

Noninterest expense for the six months ended June 30, 2014 increased by $0.4 million to $29.5 million as compared to $29.1 million in the same period in 2013. The increase in noninterest expense was comprised of a $1.5 million increase in salaries and employee benefits, offset by decreases in other categories of noninterest expense with the exception of the $0.1 million impairment discussed above and an immaterial increase in OREO related expense. The increase in salaries and employee benefits was comprised of a $0.5 million increase in salaries, a $0.4 million increase in equity compensation and a $0.3 million increase in expense related to the administration of our self-funded medical insurance plan. The increase in salaries and equity compensation during the first six months of 2014 as compared to the same period in 2013 was primarily attributable to the achievement of specific performance targets.

Income Taxes

Income tax expense was $3.6 million for the first six months of 2014 as compared to $2.6 million for the first six months of 2013, primarily as a result of the increase in income before tax as well as an increase in our effective tax rate. Our effective income tax rate for the six month period ended June 30, 2014 was approximately 32.2% as compared to 30.0% for the same period in 2013. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of taxable and tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(In thousands)
Cash and cash equivalents	$44,124	$35,311	$28,077	$33,465	$30,613
Time deposits with banks	-	-	-	-	5,000
Total investments	465,717	470,847	442,300	471,257	484,971
Total loans	1,438,089	1,362,312	1,320,424	1,293,252	1,240,555
Total assets	2,038,890	1,961,392	1,911,032	1,896,191	1,866,128
Earning assets	1,908,840	1,836,049	1,763,608	1,766,123	1,753,654
Deposits	1,552,676	1,533,010	1,528,457	1,482,515	1,449,251

At June 30, 2014, total assets were $2.0 billion, reflecting a $127.9 million increase as compared to December 31, 2013 and a $172.8 million increase as compared to June 30, 2013. The increase in total assets during the six month period ended June 30, 2014 includes a $117.7 million increase in loans, a $23.4 million increase in investments and a $16.0 million increase in cash and cash equivalents. These increases were partially offset by a $21.9 million decline in securities sold or called, not yet settled and a $4.2 million decrease in other assets.

As compared to June 30, 2013, the increase in total assets of $172.8 million was primarily due to a $197.5 million increase in loans, partially offset by a $19.3 million decrease in investments.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 11

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(In thousands)
Commercial and residential real estate	$949,148	$904,124	$866,507	$834,128	$787,210
Construction	78,394	67,862	77,657	72,025	71,833
Commercial	307,629	288,865	271,843	280,577	270,069
Consumer	59,610	60,010	60,932	60,876	63,368
Other	43,865	42,326	43,821	46,378	49,095
Total gross loans	1,438,646	1,363,187	1,320,760	1,293,984	1,241,575
Unearned loan fees	(812)	(875)	(843)	(732)	(1,020)
Loans, held for investment, net of
unearned loan fees	1,437,834	1,362,312	1,319,917	1,293,252	1,240,555
Less allowance for loan losses	(22,155)	(21,550)	(21,005)	(20,450)	(20,218)
Net loans, held for investment	$1,415,679	$1,340,762	$1,298,912	$1,272,802	$1,220,337

For the quarter ended June 30, 2014, loans held for investment, net of unearned fees grew $75.5 million, or 22.2% on an annualized basis as compared to March 31, 2014 and grew $197.3 million, or 15.9% as compared to June 30, 2013. The increase in loans during the second quarter included a $45.0 million increase in commercial and residential real estate loans, an $18.8 million increase in commercial loans, and a $10.5 million increase in construction loans. Commercial and residential real estate loan growth during the second quarter 2014 was driven by loans to finance the acquisition and improvement of single and multi-tenant commercial properties as well as a $21.9 million increase in jumbo mortgage loans. The commercial loan growth during the second quarter 2014 consisted mostly of loans to businesses and business owners ranging from $1.0 million to $5.0 million.

As compared to June 30, 2013, loans held for investment net of unearned fees increased by $197.3 million, or 15.9%. The net loan growth was primarily comprised of a $161.9 million increase in commercial and residential real estate loans, including a $65.9 million increase in jumbo mortgage loans, and a $37.6 million increase in commercial loans. The growth in loans was primarily the result of new customer relationships, utilization of existing lines of credit and declines in loan payoffs. The utilization rate on commercial lines of credit was 41.5% at June 30, 2014 as compared to 39.5% at December 31, 2013 and 39.9% at June 30, 2013.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial  real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 53% of capital at June 30, 2014, as compared to 55% at December 31, 2013, and 59% at June 30, 2013. For the Bank, total commercial real estate loans represented 305% of capital at June 30, 2014, as compared to 296% at December 31, 2013, and 291% at June 30, 2013. Further, the Bank’s commercial real estate loan portfolio increased 39.6% during the previous 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  Additionally, to order to exceed the 300% threshold for total commercial real estate loans, loans must meet more stringent credit metrics. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At June 30, 2014, we did not have any significant concentrations in any particular industry.

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

Table 12

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	(Dollars in thousands)

Nonaccrual loans and leases	$1,501	$11,832	$12,371	$13,536	$16,564
Nonperforming troubled debt
restructurings	12,383	2,773	3,105	4,559	2,866
Accruing loans past due 90 days or more	-	-	-	-	84
Total nonperforming loans	$13,884	$14,605	$15,476	$18,095	$19,514

Other real estate owned and foreclosed
assets	4,373	4,419	4,493	6,211	6,460
Total nonperforming assets	$18,257	$19,024	$19,969	$24,306	$25,974

Total classified assets	$35,010	$27,176	$29,215	$33,993	$36,590

Nonperforming loans	$13,884	$14,605	$15,476	$18,095	$19,514
Performing troubled debt restructurings	8,318	5,757	6,227	2,500	2,675
Allocated allowance for loan losses	(124)	(104)	(565)	(1,450)	(1,524)
Net carrying amount of impaired loans	$22,078	$20,258	$21,138	$19,145	$20,665

Loans past due 30-89 days	$1,236	$432	$2,123	$1,026	$6,873

Allowance for loan losses	$22,155	$21,550	$21,005	$20,450	$20,218

For the Three Months Ended:

Loans charged-off	$63	$407	$644	$110	$4,996
Recoveries	(644)	(958)	(1,045)	(200)	(1,154)
Net charge-offs	$(581)	$(551)	$(401)	$(90)	$3,842

Provision (credit) for loan losses	$24	$(6)	$154	$142	$-

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of unearned loan fees (1)	1.54%	1.58%	1.59%	1.58%	1.63%
Allowance for loan losses to nonaccrual
loans	159.57%	147.55%	135.73%	113.01%	104.06%
Allowance for loan losses to
nonperforming loans	159.57%	147.55%	135.73%	113.01%	103.61%
Annualized net charge-offs to average
loans	(0.17)%	(0.17)%	(0.12)%	(0.03)%	1.27%
Nonperforming assets to total assets	0.90%	0.97%	1.04%	1.28%	1.39%
Nonperforming loans to loans, net
of unearned loan fees (1)	0.97%	1.07%	1.17%	1.40%	1.57%
Loans 30-89 days past due to loans, net
of unearned loan fees (1)	0.09%	0.03%	0.16%	0.08%	0.55%

(1)Loans, net of unearned loan fees, exclude loans held for sale.

At June 30, 2014, classified assets as a percentage of capital and allowance for loan losses were 14.6%, an increase from 12.7% at December 31, 2013 and a decrease from 16.5% at June 30, 2013. The increase in this ratio during the second quarter 2014 was primarily the result of an $8.7 million loan transferred to classified assets during the second quarter. The loan in question was downgraded to classified status due to a deterioration in borrower cash flows caused primarily by increased vacancy in the commercial shopping center securing the loan. The reduction in the ratio as compared to June 30, 2013 was the result of a decline in classified assets of $1.6 million since June 30, 2013 combined with an increase in capital.

During the second quarter 2014, nonperforming assets decreased $0.7 million as compared to the prior quarter and decreased $5.6 million as compared to June 30, 2013. Nonperforming loans at June 30, 2014 includes one out-of-state loan participation with a balance of $10.1 million. As of June 30, 2014, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries in the second quarter 2014 were $0.6 million as compared to $0.6 million in net recoveries in the first quarter 2014 and $3.8 million in net charge-offs in the second quarter 2013.

We categorize loans into risk categories of “pass”, “watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $16.8 million at June 30, 2014, as compared to $9.2 million at December 31, 2013 and $10.7 million at June 30, 2013. The $7.6 million increase in adversely classified, accruing loans during the first six months of 2014 was primarily the result of the downgrade of a single substandard credit with a book balance of $8.7 million as a result of the deterioration in cash flow on the commercial shopping center securing the subject loan.

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

OREO was $4.4 million at June 30, 2014 compared to $4.5 million at December 31, 2013 and $6.5 million at June 30, 2013. The balance of other real estate owned at June 30, 2014 was comprised of 11 separate properties, of which $2.8 million was attributable to land and $1.6 million was attributable to commercial real estate, including multi-family units. The balance of OREO at June 30, 2013, was comprised of 19 separate properties, of which $3.9 million was land and $2.6 million was commercial real estate, including multi-family units.

As of June 30, 2014 we had $20.7 million of loans with terms that were modified in troubled debt restructurings (“TDRs”), with a total allocated allowance for loan loss of $0.1 million. As of December 31, 2013, we had $9.3 million of loans with terms that were modified in TDRs, with a total allocated allowance for loan loss of $0.3 million. The primary cause of the increase in troubled debt restructurings as of June 30, 2014 compared to December 31, 2013 was the restructuring of the Company’s largest nonaccrual loan of $10.1 million during the second quarter 2014.The TDRs are included in impaired loans above. At June 30, 2014 there were no material additional amounts of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 13

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$8,318	$5,757	$6,227	$2,500	$2,675
Allocated allowance for loan losses
on performing TDRs	(29)	(37)	(64)	(74)	(89)
Net investment in performing TDRs	$8,289	$5,720	$6,163	$2,426	$2,586

Nonperforming TDRs	$12,383	$2,773	$3,105	$4,559	$2,866
Allocated allowance for loan losses
on nonperforming TDRs	(41)	(37)	(271)	(911)	(516)
Net investment in nonperforming TDRs	$12,342	$2,736	$2,834	$3,648	$2,350

The following provides a rollforward of TDRs for the six month periods ended June 30, 2014 and June 30, 2013:

Table 14

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2013	$3,838	$4,659	$8,497
Principal repayments / advances	(894)	(195)	(1,089)
Charge-offs, net	(174)	(906)	(1,080)
New modifications	2,472	184	2,656
Transfers	(2,567)	(876)	(3,443)
Balance at June 30, 2013	$2,675	$2,866	$5,541

Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(718)	(911)	(1,629)
Charge-offs, net	-	(152)	(152)
New modifications	2,869	10,281	13,150
Transfers	(60)	60	-
Balance at June 30, 2014	$8,318	$12,383	$20,701

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

The ratio of allowance for loan losses to total loans was 1.54% at June 30, 2014 as compared to 1.59% at December 31, 2013  and 1.63% at June 30, 2013.

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

During the second quarter 2014 we recorded an immaterial provision for loans losses compared to an immaterial credit provision for the first quarter 2014 and no provision in the first six months of 2013. Management considered the $0.6 million in recoveries received during the second quarter 2014 in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2014. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.1 million of the $22.2 million allowance for loan losses at June 30, 2014 relates to loans with specific reserves. At December 31, 2013, approximately $0.6 million of the $21.0 million allowance for loan losses relates to loans with specific reserves. The decrease in the specific reserves as of June 30, 2014 compared to December 31, 2013 was primarily the result of a $0.2 million charge-off of a loan with a specific reserve in the same amount at December 31, 2013 during the first quarter 2014.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.53% at June 30, 2014 as compared to 1.55% at December 31, 2013 and 1.51% at June 30, 2013. The decrease in the general component of the allowance as a percentage of loans as of June 30, 2014 compared to December 31, 2013 was primarily attributable to the impact the net recoveries had on the calculation of the Company’s historical charge-off rate during the first six months of 2014.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 15

	Six Months Ended June 30,
	2014	2013

	(In thousands)
Balance, beginning of period	$21,005	$25,142
Loan charge-offs:
Commercial and residential
real estate	9	5,343
Construction	-	235
Commercial	344	776
Consumer	15	15
Other	102	150
Total loan charge-offs	470	6,519

Recoveries:
Commercial and residential
real estate	1,142	1,028
Construction	326	437
Commercial	46	26
Consumer	18	18
Other	70	86
Total loan recoveries	1,602	1,595
Net loan charge-offs	(1,132)	4,924
Provision for loan losses	18	-
Balance, end of period	$22,155	$20,218

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 16

	June 30,	December 31,	Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$42,222	$41,085	$1,137	2.8%
Mortgage-backed - agency / residential	219,229	254,103	(34,874)	(13.7)%
Mortgage-backed - private / residential	472	561	(89)	(15.9)%
Asset-backed	9,086	22,503	(13,417)	(59.6)%
Marketable equity	-	1,535	(1,535)	(100)%
Trust preferred	18,900	26,096	(7,196)	(27.6)%
Corporate	65,568	39,074	26,494	67.8%
Total securities available for sale	$355,477	$384,957	$(29,480)	(7.7)%

Securities held to maturity:
State and municipal	35,319	28,015	7,304	26.1%
Mortgage-backed - agency / residential	43,785	13,723	30,062	219.1%
Asset-backed	13,343	-	13,343	100.0%
Total securities held to maturity	$92,447	$41,738	$50,709	121.5%

The carrying value of our available for sale investment securities at June 30, 2014 was $355.5 million, compared to the December 31, 2013 carrying value of $385.0 million. At June 30, 2014 and December 31, 2013,  our investment securities portfolio had an average effective duration of approximately 6.0 years. The decrease in available for sale securities between December 31, 2013 and June 30, 2014 was primarily a result of the reclassification of approximately $39.4 million in available for sale mortgage-backed and asset-backed securities to the held to maturity category in the second quarter 2014. The bonds were selected based on a combination of factors, such as current market price and average life, in an effort to mitigate mark-to-market risk and its impact on tangible common equity. As a result of the reclassification, approximately $1.4 million in after tax unrealized losses remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

The carrying value of our held-to-maturity securities at June 30, 2014 was $92.4 million compared to $41.7 million at December 31, 2013. The increase in held-to-maturity securities and the decrease in available-for-sale securities during the first six months of 2014 was primarily a result of the reclassification outlined above.

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

Four municipal bond issuances were priced using significant unobservable inputs as of June 30, 2014. The largest of these is a revenue bond with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of June 30,  2014 was approximately equal to its par value.

At June 30, 2014, there were 97 individual securities in an unrealized loss position, consisting of 89 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 8 securities in an unrealized loss position and determined that the decline in value since their purchase dates is primarily attributable to changes in market interest rates. Likewise, management determined that the increase in securities in an unrealized loss position in excess of 12 months between December 31, 2013 and June 30, 2014 was primarily attributable to the timing of interest rate fluctuations. At June 30, 2014, we did not intend to sell and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At June 30, 2014 and December 31, 2013, we held $17.8 million and $15.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 16 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 17

	At June 30, 2014		At December 31, 2013
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest bearing deposits	$577,062	37.17%	$564,326	36.92%
Interest-bearing demand and NOW	326,900	21.05%	346,449	22.67%
Money market	341,962	22.02%	326,008	21.33%
Savings	119,996	7.73%	111,568	7.30%
Time	186,756	12.03%	180,106	11.78%
Total deposits	$1,552,676	100.00%	$1,528,457	100.00%

Total deposits increased $24.2 million at June 30, 2014 as compared to December 31, 2013, and increased by $103.4 million as compared to June 30, 2013. The increase in non-maturing deposits over the last 12 months was mostly due to the continued success of our business and retail strategic deposit gathering campaign.

Noninterest bearing deposits as a percentage of total deposits increased to approximately 37.2% at June 30, 2014 as compared to 36.9% at December 31, 2013. Noninterest bearing deposits help reduce overall deposit funding costs, however, due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances increased $6.7 million during the first six months of 2014 as compared to December 31, 2013 and comprised 12.0% of total deposits at June 30, 2014. The majority of the time deposit balance represented deposits of local customers, with only $31.2 million representing brokered deposits, as compared to $20.6 million at both December 31, 2013 and June 30, 2013. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

As of June 30, 2014, securities sold under agreement to repurchase decreased by $2.5 million to $21.7 million from December 31, 2013 and decreased by $3.2 million from June 30, 2013.

Borrowings and Subordinated Debentures

At June 30, 2014, our FHLB borrowings were $230.7 million as compared to $130.0 million at December 31, 2013. At June 30, 2014, borrowings consisted of $110.0 million in term notes and $120.7 million in line of credit advances. At December 31, 2013, our FHLB borrowings consisted of $110.0 million in term notes and $20.0 million in line of credit advances. The increase of $100.7 million on our FHLB line of credit borrowings as compared to December 31, 2013 was primarily the result of growth in loan balances during the first six months of 2014. The total FHLB commitment, including balances outstanding, at June 30, 2014 and December 31, 2013 was $450.6 million and $339.7 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank has additional borrowing capacity of approximately $219.9 million at June 30, 2014, which can be utilized for term or line of credit advances, or a combination of both.

The FHLB term borrowings at June 30, 2014 consisted of four separate fixed-rate term notes at the Bank, with remaining maturities ranging from 41 to 43 months and interest rates that range from 2.52% to 3.17%. The weighted-average rate on the term notes was 2.97% at June 30, 2014.  The four notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the notes are converted by the FHLB, we have the option to prepay the advance without penalty. The interest rate on the line of credit is variable, and was 0.24% at June 30, 2014.

During the first quarter 2013, we redeemed the CenBank Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Trust II issuance of $5.2 million with a fixed rate of 10.2% with an aggregate pre-payment penalty of approximately $0.6 million.

At June 30, 2014, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.06%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At June 30, 2014, the interest payments with respect to our two subordinated debentures were current.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under these regulations, a bank is considered well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2014, each of the Bank’s capital ratios were above the regulatory capital threshold of “well-capitalized”.

We have computed our projected regulatory capital ratios on a pro forma basis under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III. At June 30, 2014, the Company and the Bank exceeded the capital requirements set forth in the new rule, which becomes effective in the first quarter 2015 by a minimum of approximately 300 basis points.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 18

	Ratio at June 30, 2014	Ratio at December 31, 2013	Ratio at June 30, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	14.39%	14.96%	14.96%	8.00%	N/A
Guaranty Bank and Trust Company	13.95%	14.37%	14.37%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	13.14%	13.71%	13.71%	4.00%	N/A
Guaranty Bank and Trust Company	12.70%	13.12%	13.12%	4.00%	6.00%

Leverage Ratio
Consolidated	11.39%	11.49%	11.46%	4.00%	N/A
Guaranty Bank and Trust Company	11.03%	11.00%	10.97%	4.00%	5.00%

As of June 30, 2014 our consolidated total risk-based capital ratio and our Tier 1 risk-based capital ratio each declined by 57 basis points as compared to December 31, 2013, primarily due to loan growth during the first six months of 2014. Over the same period our consolidated leverage ratio decreased by ten basis points, as the increase in average assets was greater than the comparative increase in Tier 1 risk-based capital. The decreases in consolidated total risk-based capital and Tier 1 risk-based capital ratios as of June 30, 2014 as compared to June 30, 2013 were also primarily the result of loan growth over the past 12 months whereas the decrease in our leverage ratio over the same time period reflects that our Tier 1 capital has not grown at the same rate as our average assets.

In December 2012, we filed a universal shelf registration statement on Form S−3 with the SEC to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. We do not have any current plans to raise additional capital; however, due to the amended filing of our Annual Report on form 10-K for the year ended December 31, 2012, we are not currently eligible to utilize the registration statement.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. On May 31, 2013, August 30, 2013 and November 29, 2013, we paid cash dividends of 2.5 cents per share to stockholders of record as of May 28, 2013, August 26, 2013 and November 22, 2013, respectively. On February 25, 2014 and May 23, 2014, we paid cash dividends of 5 cents per share to stockholders of record as of February 18, 2014 and May 16, 2014, respectively.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At June 30, 2014, there is no event of default and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 19

	June 30, 2014	December 31, 2013

	(In thousands)
Commitments to extend credit:
Variable	$350,811	$290,564
Fixed	47,214	30,343
Total commitments to extend credit	$398,025	$320,907

Standby letters of credit	$11,100	$10,217

Liquidity

The Bank relies on deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At June 30, 2014, the Company had $44.1 million of cash and cash equivalents. Additionally,  we had  $157.5 million in unencumbered securities available for pledging as of June 30, 2014.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At June 30, 2014, the Bank had approximately $219.9 million of availability on its FHLB line, $50.8 million of availability on its unsecured federal funds lines with correspondent banks and $8.3 million of availability with the Federal Reserve discount window.

At June 30, 2014, the Bank had $31.2 million of brokered deposits, reflecting an increase of $10.8 million from the $20.4 million maintained as of March 31, 2014 and a $10.6 million increase from the $20.6 million maintained at December 31, 2013. Management selectively grew brokered deposits during the first six months of 2014 in order to secure a portion of long term fixed rate funding, partially offsetting the highly sensitive overnight borrowings utilized to fund the majority of the Bank’s 2014 loan growth. Of the Bank’s $31.2 million in brokered CDs, $15.8 million will mature in the third quarter 2017 and $15.4 million will mature in the second quarter 2018. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of June 30, 2014, the holding company had approximately $7.0 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments, including those related to the impairment of investment securities,  the allowance for loan losses, and OREO. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no changes during 2014 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The following table shows the projected net interest income increase or decrease over the 12 months following June 30, 2014 and June 30,  2013:

Table 20

Market Risk:

	Annualized Net Interest Income
	June 30, 2014	June 30, 2013
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$670	$1,882
200	371	1,034
100	151	327
Static	-	-
(100)	(1,512)	(2,392)
(200)	(1,678)	(4,236)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At June 30, 2014, we were positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates. As rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding improvement in value of our low cost deposits. Our asset sensitivity at June 30, 2014 decreased relative to our asset sensitivity at June 30, 2013, primarily due to the increase in our FHLB line of credit advances.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At June 30, 2014, it was not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. As a result of this limitation on our ability to reduce deposit rates, the loss of gross interest income in would likely exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 and 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of June 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the second quarter 2014.

	Total Shares	Average Price
	Purchased	Paid per Share
April 1 to April 30	-	$-
May 1 to May 31	-	-
June 1 to June 30	-	-
	-	$-

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosure Not applicable.

5
ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).
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

Pril

Dated: July 31, 2014	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)