Form 10-Q
period 2014-09-30
Guaranty Bancorp
filed 2014-10-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 21,713,867 shares of the registrant’s common stock outstanding, consisting of 20,694,867 shares of voting common stock, of which 746,116 shares were in the form of unvested stock awards, and  1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$46,617	$28,077

Securities available for sale, at fair value	349,993	384,957
Securities held to maturity (fair value of $92,244 and $40,217 at
September 30, 2014 and December 31, 2013)	91,042	41,738
Bank stocks, at cost	15,083	15,605
Total investments	456,118	442,300

Loans held for sale	-	507

Loans, held for investment, net of unearned loan fees	1,482,268	1,319,917
Less allowance for loan losses	(22,350)	(21,005)
Net loans, held for investment	1,459,918	1,298,912

Premises and equipment, net	46,492	48,080
Other real estate owned and foreclosed assets	3,526	4,493
Other intangible assets, net	7,808	6,530
Securities sold or called, not yet settled	-	21,917
Bank-owned life insurance	32,135	31,410
Other assets	25,325	28,806
Total assets	$2,077,939	$1,911,032

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$617,704	$564,326
Interest-bearing demand and NOW	365,538	346,449
Money market	357,368	326,008
Savings	128,931	111,568
Time	193,057	180,106
Total deposits	1,662,598	1,528,457

Securities sold under agreement to repurchase and federal funds purchased	23,674	24,284
Federal Home Loan Bank term notes	110,000	110,000
Federal Home Loan Bank line of credit borrowing	40,400	20,000
Subordinated debentures	25,774	25,774
Securities purchased, not yet settled	-	3,839
Interest payable and other liabilities	10,132	9,284
Total liabilities	1,872,578	1,721,638

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	708,573	706,490
Accumulated deficit	(396,339)	(405,494)
Accumulated other comprehensive loss	(4,052)	(8,954)
Treasury stock, at cost, 2,228,562 and 2,215,457 shares, respectively	(102,845)	(102,672)
Total stockholders’ equity	205,361	189,394
Total liabilities and stockholders’ equity	$2,077,939	$1,911,032
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized;  23,942,677 shares issued and 21,714,115 shares outstanding at September 30, 2014 (includes 746,782 shares of unvested restricted stock); 23,519,164 shares issued and 21,303,707 shares outstanding at December 31, 2013 (includes 386,525 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$16,336	$14,487	$46,508	$42,673
Investment securities:
Taxable	2,287	2,408	6,995	6,995
Tax-exempt	691	719	2,007	2,298
Dividends	214	169	622	495
Federal funds sold and other	1	6	4	107
Total interest income	19,529	17,789	56,136	52,568
Interest expense:
Deposits	647	630	1,797	1,880
Securities sold under agreement to repurchase and
federal funds purchased	9	10	27	39
Borrowings	862	883	2,580	2,550
Subordinated debentures	202	204	599	920
Total interest expense	1,720	1,727	5,003	5,389
Net interest income	17,809	16,062	51,133	47,179
Provision (credit) for loan losses	(3)	142	15	142
Net interest income, after provision for loan losses	17,812	15,920	51,118	47,037
Noninterest income:
Deposit service and other fees	2,290	2,302	6,708	6,603
Investment management and trust	1,279	736	3,149	2,073
Increase in cash surrender value of life insurance	291	305	877	714
Gain on sale of securities	3	20	28	74
Gain on sale of SBA loans	186	207	351	630
Other	253	94	634	231
Total noninterest income	4,302	3,664	11,747	10,325
Noninterest expense:
Salaries and employee benefits	8,112	7,242	24,286	21,896
Occupancy expense	1,583	1,572	4,764	4,782
Furniture and equipment	693	709	2,061	2,215
Amortization of intangible assets	670	703	1,852	2,116
Other real estate owned, net	147	(200)	225	(123)
Insurance and assessments	594	629	1,779	1,878
Professional fees	890	886	2,593	2,650
Prepayment penalty on long term debt	-	-	-	629
Impairment of long-lived assets	-	-	110	-
Other general and administrative	2,434	2,395	6,956	6,964
Total noninterest expense	15,123	13,936	44,626	43,007
Income before income taxes	6,991	5,648	18,239	14,355
Income tax expense	2,320	1,797	5,942	4,414
Net income	$4,671	$3,851	$12,297	$9,941

Earnings per common share–basic:	$0.22	$0.18	$0.59	$0.48
Earnings per common share–diluted:	0.22	0.18	0.58	0.47
Dividends declared per common share:	0.05	0.03	0.15	0.05

Weighted average common shares outstanding-basic:	20,966,179	20,873,601	20,954,046	20,861,175
Weighted average common shares outstanding-diluted:	21,089,221	20,981,555	21,070,895	20,954,687

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)

Net income	$4,671	$3,851	$12,297	$9,941
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(1,074)	(1,060)	8,845	(16,081)
Income tax effect	408	404	(3,362)	6,113
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	74	-	110	-
Income tax effect	(28)	-	(42)	-
Reclassification adjustment for net losses (gains) included
in net income during the period	(3)	(20)	(28)	(74)
Income tax effect	1	7	11	28

Change in net unrealized gains (losses) on derivatives during
the period	148	(140)	(1,020)	297
Income tax effect	(56)	53	388	(113)
Reclassification adjustment for hedge ineffectiveness
included in net income during the period	-	1	-	-
Income tax effect	-	-	-	-

Other comprehensive income (loss)	(530)	(755)	4,902	(9,830)
Total comprehensive income	$4,141	$3,096	$17,199	$111

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock Shares Outstanding and to be Issued	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2013	21,169,521	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	-	-	-	9,941	-	9,941
Other comprehensive loss	-	-	-	-	(9,830)	(9,830)
Stock compensation awards, net of forfeitures	227,659	-	-	-	-	-
Stock based compensation, net	-	1,070	-	-	-	1,070
Repurchase of common stock	(6,768)	-	(69)	-	-	(69)
Dividends paid	-	-	-	(1,044)	-	(1,044)
Balance, September 30, 2013	21,390,412	$706,459	$(102,466)	$(409,060)	$(6,665)	$188,268

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	12,297	-	12,297
Other comprehensive income	-	-	-	-	4,902	4,902
Stock compensation awards, net of forfeitures	423,513	-	-	-	-	-
Stock based compensation, net	-	1,767	-	-	-	1,767
Tax effect of restricted stock vestings		316				316
Repurchase of common stock	(13,105)	-	(173)	-	-	(173)
Dividends paid	-	-	-	(3,142)	-	(3,142)
Balance, September 30, 2014	21,714,115	$708,597	$(102,845)	$(396,339)	$(4,052)	$205,361

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income	$12,297	$9,941
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	3,793	3,688
Provision for loan losses	15	142
Impairment of long-lived assets	110	-
Stock compensation, net	1,767	1,070
Gain on sale of securities	(28)	(74)
Gain on sale of SBA loans	(351)	(630)
Prepayment penalty on debt	-	629
Origination of SBA loans with intent to sell	(3,690)	(3,068)
Proceeds from the sale of SBA loans originated with intent to sell	4,119	3,614
Loss (gain), net and valuation adjustments on real estate owned	134	(461)
Other	1,127	(392)
Net change in:
Other assets	(1,356)	3,847
Interest payable and other liabilities	(146)	(814)
Net cash from operating activities	17,791	17,492
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	58,920	64,318
Purchases	(34,052)	(102,211)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	12,211	7,556
Purchases	(25,261)	(10,735)
Loan originations net of principal collections	(159,779)	(135,701)
Redemption of time deposits with banks	-	8,000
Cash outlays related to acquisition	(2,386)	-
Purchase of bank-owned life insurance contracts	-	(15,000)
Proceeds from sales of other real estate owned and foreclosed assets	833	8,454
Proceeds from sale of SBA loans transferred to held for sale	-	3,386
Additions to premises and equipment	(353)	(500)
Net cash from investing activities	(149,867)	(172,433)
Cash flows from financing activities:
Net change in deposits	134,141	27,759
Net change in borrowings on Federal Home Loan Bank line of credit	20,400	52,550
Repayment of Federal Home Loan Bank term notes	-	(12)
Redemption of subordinated debentures	-	(16,094)
Cash dividends on common stock	(3,142)	(1,044)
Net change in repurchase agreements and federal funds purchased	(610)	(37,901)
Repurchase of common stock	(173)	(69)
Net cash from financing activities	150,616	25,189
Net change in cash and cash equivalents	18,540	(129,752)
Cash and cash equivalents, beginning of period	28,077	163,217
Cash and cash equivalents, end of period	$46,617	$33,465

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$39,365	$-
Financing of the sale of other real estate owned	-	8,576

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans (including energy loans), real estate loans (including jumbo mortgages), Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank together with its wholly owned subsidiaries, Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provide wealth management services, including private banking, investment management and trust services. The Company acquired CHIA and its’ assets under management of approximately $178,500,000 on July 16, 2014.  Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. The ability of customers to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

(b)Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities and the allowance for loan losses. Assumptions and factors used in these estimates are evaluated on an annual basis and whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of such an evaluation could result in material adjustments to the Company’s estimates.

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

The general component of the allowance covers all other loans not specifically identified as impaired and is determined by calculating losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed and qualitative adjustment factors, which adjust the historical loss rate are estimated. These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. The historical loss experience is adjusted for management’s estimate of the impact of these factors based on the risks present for each portfolio segment.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be ten years. As of September 30, 2014 the Company had recognized two customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012 and CHIA on July 16, 2014.

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At September 30, 2014, one of these properties remained held for sale and is included in “other assets” in the consolidated balance sheet. Market conditions during the second quarter 2014 indicated that the net realizable fair value of this property had declined and as a result the Company recognized an impairment of $110,000 related to this property as of June 30, 2014. No additional impairment was recognized on this property during the third quarter 2014.

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

(i)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. As of September 30, 2014, the Company had only granted stock awards. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense recognized considers estimated forfeitures and is adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2018. At September 30, 2014, certain performance stock awards were expected to vest prior to their expiration, while approximately 90,000 performance awards were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)    Stock Repurchase Plan

On April 3, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of its voting common stock, par value $0.001 per share. Repurchases under the program were authorized to commence immediately and continue through April 2, 2015. As of the date of this filing, no stock has been repurchased under the current program.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At September 30,  2014 and December 31, 2013, the Company had a net deferred tax asset of $11,727,000 and $16,681,000, respectively, which includes the deferred tax asset associated with the unrealized loss on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of September 30, 2014 it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of September 30, 2014 or December 31, 2013.

At September 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions for which a tax benefit was disallowed under current accounting guidance. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2010 except to the extent of the amount of the 2010 carryback claim for a refund filed in 2011 with respect to 2008. At September 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to materially change in the next 12 months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2014 and December 31, 2013, the Company did not have any amounts accrued for interest or penalties.

(l)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Average common shares outstanding	20,966,179	20,873,601	20,954,046	20,861,175
Effect of dilutive unvested stock grants (1)	123,042	107,954	116,849	93,512
Average shares outstanding for calculated
diluted earnings per common share	21,089,221	20,981,555	21,070,895	20,954,687
_____________

 (1)Unvested stock grants representing 746,782 shares at September 30, 2014 had a dilutive impact of 123,042 and 116,849 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2014, respectively. Unvested stock grants representing 515,816 shares at September 30, 2013 had a dilutive impact of 107,954 and 93,512 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2013, respectively.

(m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In July of 2013 the FASB issued an accounting standards update to reduce the diversity in the accounting practice with respect to the presentation of unrecognized tax benefits when net operating loss or credit carryforwards are present. The provisions of this update require the separate presentation of unrecognized tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. For the Company, the amendments of the update became effective for fiscal years, and interim periods within those years, beginning subsequent to December 15, 2013. At September 30, 2014, the impact of this update on the Company’s disclosures was not material.

Recently Issued but not yet Effective Accounting Standards:

In July 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3)the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	September 30, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$50,395	$52	$(551)	$50,894
Mortgage-backed - agency / residential	207,069	1,713	(4,105)	209,461
Mortgage-backed - private / residential	463	9	-	454
Asset-backed	8,561	-	(435)	8,996
Trust preferred	18,675	275	(1,600)	20,000
Corporate	64,830	874	(156)	64,112
Total securities available for sale	$349,993	$2,923	$(6,847)	$353,917

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$41,085	$59	$(2,395)	$43,421
Mortgage-backed - agency / residential	254,103	1,289	(10,114)	262,928
Mortgage-backed - private / residential	561	-	-	561
Asset-backed	22,503	-	(1,902)	24,405
Marketable equity	1,535	-	-	1,535
Trust preferred	26,096	88	(2,330)	28,338
Corporate	39,074	510	(211)	38,775
Total securities available for sale	$384,957	$1,946	$(16,952)	$399,963

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

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
September 30, 2014:
State and municipal	$35,733	$734	$(272)	$35,271
Mortgage-backed - agency / residential	43,089	803	(124)	42,410
Asset-backed	13,422	61	-	13,361
	$92,244	$1,598	$(396)	$91,042

December 31, 2013:
State and municipal	$26,351	$-	$(1,664)	$28,015
Mortgage-backed - agency / residential	13,866	343	(200)	13,723
	$40,217	$343	$(1,864)	$41,738

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)
Proceeds	$3,203	$2,900	$11,570	$10,400
Gross gains	3	20	45	74
Gross losses	-	-	(17)	-
Net tax expense related to gains
on sale	1	8	11	28

The amortized cost and estimated fair value of available for sale debt securities by contractual maturity at September 30, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale (AFS)
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$1,403	$1,393
Due after one year through five years	40,734	40,336
Due after five years through ten years	27,024	26,740
Due after ten years	64,739	66,537
Total AFS, excluding mortgage-backed (MBS),
asset-backed and marketable equity securities	133,900	135,006
Mortgage-backed, asset-backed and marketable
equity securities	216,093	218,911
Total securities available for sale	$349,993	$353,917

	Held to Maturity (HTM)
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due after one year through five years	$3,046	$3,041
Due after five years through ten years	8,386	8,278
Due after ten years	24,301	23,952
Total HTM, excluding MBS and asset-backed	35,733	35,271
Mortgage-backed and asset-backed	56,511	55,771
Total securities held to maturity	$92,244	$91,042

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$-	$-	$14,691	$(551)	$14,691	$(551)
Mortgage-backed - agency /
residential	24,276	(269)	107,482	(3,836)	131,758	(4,105)
Asset-backed	-	-	8,561	(435)	8,561	(435)
Trust preferred	-	-	8,400	(1,600)	8,400	(1,600)
Corporate	18,470	(156)	-	-	18,470	(156)

Held to maturity:
State and municipal	1,412	(2)	12,408	(270)	13,820	(272)
Mortgage-backed - agency /
residential	13,167	(91)	3,521	(33)	16,688	(124)
Total temporarily impaired	$57,325	$(518)	$155,063	$(6,725)	$212,388	$(7,243)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$35,012	$(1,946)	$3,517	$(449)	$38,529	$(2,395)
Mortgage-backed - agency /
residential	186,193	(9,943)	9,668	(171)	195,861	(10,114)
Asset-backed	17,953	(1,526)	4,549	(376)	22,502	(1,902)
Trust preferred	13,215	(227)	7,897	(2,103)	21,112	(2,330)
Corporate	15,484	(211)	-	-	15,484	(211)

Held to maturity:
State and municipal	20,012	(1,296)	2,510	(368)	22,522	(1,664)
Mortgage-backed - agency /
residential	6,621	(200)	-	-	6,621	(200)
Total temporarily impaired	$294,490	$(15,349)	$28,141	$(3,467)	$322,631	$(18,816)

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

The Company did not recognize any OTTI during the quarter ended September 30, 2014 or September 30, 2013. There were no accumulated credit losses on any of the Company’s securities as of September 30, 2014 or December 31, 2013.

At September 30, 2014, there were 98 individual securities in an unrealized loss position, including 82 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 16 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to changes in market interest rates.

Management determined that the increase in the number of securities in an unrealized loss position in excess of 12 months from 22 securities at December 31, 2013 to the 82 securities at September 30, 2014 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position declined from 134 individual securities at December 31, 2013 to 98 securities at September 30, 2014. At September 30, 2014, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At September 30, 2014 and December 31, 2013, the Company’s unrated municipal bonds comprised approximately 14.6% and 6.3%, respectively, of the carrying value of the Company’s entire municipal bond portfolio. The increase in unrated municipal securities at September 30, 2014 compared to December 31, 2013 was the result of the Company’s purchase of a $8.0 million tax-exempt, private placement revenue bond issued by a local non-profit during the third quarter 2014.

At September 30, 2014, a hospital revenue bond with a book value of $24,115,000 accounted for 11.7% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a deed of trust from the hospital, carries an interest rate of 4.75% and matures December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of September 30, 2014 approximated its par value. Management determined that the estimated fair value of this bond as of December 31, 2013 reflected an unrealized loss of $478,000. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2013, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms. During the fourth quarter 2013 the issuer redeemed $10,810,000 in advance of the contractual repayment schedule.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30,	December 31,
	2014	2013

	(In thousands)
Commercial and residential real estate	$1,001,174	$866,507
Construction	89,787	77,657
Commercial	286,545	271,843
Agricultural	11,986	10,772
Consumer	60,492	60,932
SBA	32,107	31,010
Other	773	2,039
Total gross loans	1,482,864	1,320,760
Unearned loan fees	(596)	(843)
Loans, held for investment, net of unearned loan fees	1,482,268	1,319,917
Less allowance for loan losses	(22,350)	(21,005)
Net loans, held for investment	$1,459,918	$1,298,912

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)
Balance, beginning of period	$22,155	$20,218	$21,005	$25,142
Provision (credit) for loan losses	(3)	142	15	142
Loans charged-off	(80)	(110)	(550)	(6,629)
Recoveries on loans previously
charged-off	278	200	1,880	1,795
Balance, end of period	$22,350	$20,450	$22,350	$20,450

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three and nine months ended September 30, 2014 and September 30, 2013. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the general component versus the specific component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(20)	(26)	(504)	(550)
Recoveries	1,620	24	236	1,880
Provision (credit)	(404)	(7)	426	15
Balance as of September 30, 2014	$19,671	$43	$2,636	$22,350

Balance as of June 30, 2014	$19,191	$48	$2,916	$22,155
Charge-offs	(11)	(11)	(58)	(80)
Recoveries	152	6	120	278
Provision (credit)	339	-	(342)	(3)
Balance as of September 30, 2014	$19,671	$43	$2,636	$22,350

Balances at September 30, 2014:

Allowance for Loan Losses
Individually evaluated	$68	$-	$2	$70
Collectively evaluated	19,603	43	2,634	22,280
Total	$19,671	$43	$2,636	$22,350

Loans
Individually evaluated	$30,477	$26	$368	$30,871
Collectively evaluated	1,195,570	3,172	252,655	1,451,397
Total	$1,226,047	$3,198	$253,023	$1,482,268

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(5,670)	(27)	(932)	(6,629)
Recoveries	1,647	24	124	1,795
Provision (credit)	1,404	(69)	(1,193)	142
Balance as of September 30, 2013	$16,931	$4	$3,515	$20,450

Balance as of June 30, 2013	$17,095	$136	$2,987	$20,218
Charge-offs	(92)	(12)	(6)	(110)
Recoveries	182	6	12	200
Provision (credit)	(254)	(126)	522	142
Balance as of September 30, 2013	$16,931	$4	$3,515	$20,450

Balances at December 31, 2013:

Allowance for Loan Losses
Individually evaluated	$352	$1	$212	$565
Collectively evaluated	18,123	51	2,266	20,440
Total	$18,475	$52	$2,478	$21,005

Loans
Individually evaluated	$21,045	$27	$631	$21,703
Collectively evaluated	1,075,051	3,929	219,234	1,298,214
Total	$1,096,096	$3,956	$219,865	$1,319,917

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

September 30, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$27,693	$29,286	$-	$19,658	$597
Construction	-	-	-	-	-
Commercial	322	335	-	309	21
Consumer	404	417	-	278	8
Other	300	605	-	253	-
Total	$28,719	$30,643	$-	$20,498	$626

Impaired loans with a related allowance:
Commercial and residential real estate	$1,489	$1,745	$45	$2,204	$39
Construction	-	-	-	-	-
Commercial	143	413	2	293	8
Consumer	520	570	23	707	8
Other	-	-	-	85	-
Total	$2,152	$2,728	$70	$3,289	$55

Total impaired loans:
Commercial and residential real estate	$29,182	$31,031	$45	$21,862	$636
Construction	-	-	-	-	-
Commercial	465	748	2	602	29
Consumer	924	987	23	985	16
Other	300	605	-	338	-
Total impaired loans	$30,871	$33,371	$70	$23,787	$681

December 31, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$16,467	$17,497	$-	$12,516	$244
Construction	-	-	-	2,703	-
Commercial	294	294	-	362	15
Consumer	378	379	-	515	11
Other	202	472	-	774	-
Total	$17,341	$18,642	$-	$16,870	$270

Impaired loans with a related allowance:
Commercial and residential real estate	$2,714	$3,699	$182	$6,677	$73
Construction	-	-	-	2,735	-
Commercial	666	1,236	220	1,453	9
Consumer	816	862	93	738	7
Other	166	359	70	286	-
Total	$4,362	$6,156	$565	$11,889	$89

Total impaired loans:
Commercial and residential real estate	$19,181	$21,196	$182	$19,193	$317
Construction	-	-	-	5,438	-
Commercial	960	1,530	220	1,815	24
Consumer	1,194	1,241	93	1,253	18
Other	368	831	70	1,060	-
Total impaired loans	$21,703	$24,798	$565	$28,759	$359

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $520,000 for the nine months ended September 30, 2014 and $998,000 for the nine months ended September 30, 2013.

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

September 30, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$50	$-	$12,319	$12,369	$1,000,771
Construction	-	-	-	-	89,751
Commercial	51	-	31	82	286,430
Consumer	123	-	587	710	60,468
Other	234	-	300	534	44,848
Total	$458	$-	$13,237	$13,695	$1,482,268

December 31, 2013	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual Loans	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$590	$-	$13,560	$14,150	$865,960
Construction	277	-	-	277	77,601
Commercial	616	-	624	1,240	271,670
Consumer	146	-	924	1,070	60,893
Other	494	-	368	862	43,793
Total	$2,123	$-	$15,476	$17,599	$1,319,917

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

September 30, 2014	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$976,352	$89,787	$285,341	$59,094	$43,238	$1,453,812
Substandard	24,822	-	1,204	1,398	1,628	29,052
Doubtful	-	-	-	-	-	-
Subtotal	1,001,174	89,787	286,545	60,492	44,866	1,482,864
Less: Unearned loan fees	(403)	(36)	(115)	(24)	(18)	(596)
Loans, held for investment, net
of unearned loan fees	$1,000,771	$89,751	$286,430	$60,468	$44,848	$1,482,268

December 31, 2013	Commercial & Residential Real Estate	Construction	Commercial Loans	Consumer	Other	Total
	(In thousands)
Non-classified	$847,231	$77,657	$270,511	$58,868	$41,771	$1,296,038
Substandard	19,276	-	1,332	2,064	2,050	24,722
Doubtful	-	-	-	-	-	-
Subtotal	866,507	77,657	271,843	60,932	43,821	1,320,760
Less: Unearned loan fees	(547)	(56)	(173)	(39)	(28)	(843)
Loans, held for investment, net
of unearned loan fees	$865,960	$77,601	$271,670	$60,893	$43,793	$1,319,917

The balance of substandard graded loans increased from $24,722,000 at December 31, 2013 to $29,052,000 as of September 30, 2014. The $4,330,000 increase in substandard graded loans during the first nine months of 2014 was primarily the result of the downgrade of a single substandard credit with a book balance of $8,734,000 as a result of the deterioration in cash flow from the commercial shopping center securing the subject loan. The commercial shopping center securing the downgraded loan is located within the Bank’s operating footprint.

The book balance of troubled debt restructurings (“TDRs”) at September 30, 2014 and December 31, 2013 was $29,734,000 and $9,332,000, respectively. The primary cause of the increase in troubled debt restructurings as of September 30, 2014 compared to December 31, 2013 was the restructuring of the Company’s largest nonaccrual loan of $10,085,000 during the second quarter 2014, in addition to the third quarter 2014 restructuring of the company’s largest accruing, substandard loan of $8,734,000. Management has established approximately $48,000 and $335,000 in specific reserves with respect to these loans as of September 30, 2014 and December 31, 2013. As of both September 30, 2014 and December 31, 2013, the Company had no material additional amounts committed on loans classified as TDRs. Of the $22,778,000 in new TDR’s added in the first nine months of 2014, $10,281,000 were designated as nonaccrual loans as of December 31,2013, the largest of which being the $10,085,000 loan outlined above.

During the third quarter 2014, management made five loan modifications qualifying as TDRs. The modifications involved the extension of maturity on four substandard-graded loans and the restructuring of the payment amount on one loan.

During the nine months ended September 30, 2014, management made 16 loan modifications qualifying as TDRs. Of the 16 modifications, four involved the restructuring of payment amounts whereas the remaining 12 restructurings were classified as TDRs because the subject loans were substandard graded loans.

The following tables present loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2014 and September 30, 2013:

Three Months Ended September 30, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	3	$9,573	$9,573
Construction	-	-	-
Commercial	1	32	32
Consumer	1	23	23
Other	-	-	-
Total	5	$9,628	$9,628

Nine Months Ended September 30, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	10	$22,240	$22,240
Construction	-	-	-
Commercial	2	372	372
Consumer	3	80	80
Other	1	86	86
Total	16	$22,778	$22,778

Three Months Ended September 30, 2013:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	6	$2,239	$2,147
Construction	-	-	-
Commercial	2	299	299
Consumer	1	21	21
Other	-	-	-
Total	9	$2,559	$2,467

Nine Months Ended September 30, 2013:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	8	$4,711	$4,445
Construction	-	-	-
Commercial	3	483	483
Consumer	1	21	21
Other	-	-	-
Total	12	$5,215	$4,949

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the nine months ended September 30, 2014. A single default occurred on a TDR during the nine months ended September 30, 2013, and as a result, a $133,000 charge-off was taken on the loan.

(4)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2014, the Company had intangible assets comprised of its core deposit intangible assets and two customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful Life	2014	2013

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(60,195)	(58,611)
Core deposit intangible assets, net		$2,780	$4,364

Customer relationship intangible assets	10 years	5,654	2,524
Customer relationship intangible assets accumulated amortization		(626)	(358)
Customer relationship intangible assets, net		$5,028	$2,166

Total other intangible assets, net		$7,808	$6,530

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(In thousands)

Amortization expense	$670	$703	$1,852	$2,116

(5)Borrowings

At September 30, 2014, the Company’s outstanding borrowings were $150,400,000 as compared to $130,000,000 at December 31, 2013. Borrowings at September 30, 2014 consisted of $110,000,000 of term notes and $40,400,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2013, outstanding borrowings consisted of $110,000,000 of term notes and $20,000,000 of advances on our line of credit, both with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $410,583,000 at September 30, 2014 and $339,727,000 at December 31, 2013. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $260,183,000 at September 30, 2014 and $209,727,000 at December 31, 2013.

The interest rate on the line of credit varies with the federal funds rate, and was 0.24% at September 30, 2014. The term notes have fixed interest rates that range from 2.52% to 3.17%, with a weighted average rate of 2.97%, and remaining maturities as of September 30, 2014 ranging from 38 to 40 months.

(6)  Subordinated Debentures and Trust Preferred Securities

At both September 30, 2014 and December 31, 2013, the balance of the Company’s outstanding subordinated debentures was $25,774,000. As of September 30, 2014 the Company's subordinated debentures bore a weighted average cost of funds of 3.06%. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II. As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

The Company’s remaining subordinated debentures were issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

As of September 30, 2014, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

At both September 30, 2014 and December 31, 2013 the Company had accrued, unpaid interest on its subordinated debentures of approximately $202,000. Interest payable on subordinated debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities.  The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of

25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2014, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at September 30, 2014 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2014	Variable	LIBOR + 2.65%	2.88%	10/15/2014
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2014	Variable	LIBOR + 3.10%	3.33%	10/7/2014

*  Call date represents the earliest or next date the Company can call the debentures

** On October 7, 2014, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.33%. On October 15, 2014, the rate on the CenBank Trust III subordinated debentures reset to 2.88%.

(7)Commitments

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2014	December 31, 2013

	(In thousands)
Commitments to extend credit:
Variable	$346,543	$290,564
Fixed	41,579	30,343
Total commitments to extend credit	$388,122	$320,907

Standby letters of credit	$11,256	$10,217

At September 30, 2014, the rates on the fixed rate commitments to extend credit ranged from 2.35% to 6.75%.

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

(8)Fair Value Measurements and Fair Value of Financial Instruments

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at September 30, 2014
State and municipal securities	$-	$18,019	$32,376	$50,395
Mortgage-backed securities – agency /
residential	-	207,069	-	207,069
Mortgage-backed securities – private /
residential	-	463	-	463
Asset-backed securities	-	8,561	-	8,561
Trust preferred securities	-	18,675	-	18,675
Corporate securities	-	64,830	-	64,830
Interest rate swaps - cash flow hedge	-	(555)	-	(555)

Assets/(Liabilities) at December 31, 2013
State and municipal securities	$-	$16,918	$24,167	$41,085
Mortgage-backed securities – agency /
residential	-	254,103	-	254,103
Mortgage-backed securities – private /
residential	-	561	-	561
Asset-backed securities	-	22,503	-	22,503
Marketable equity securities	-	1,535	-	1,535
Trust preferred securities	-	26,096	-	26,096
Corporate securities	-	39,074	-	39,074
Interest rate swaps - cash flow hedge	-	465	-	465

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the nine months ended September 30, 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and September 30, 2013:

	State and Municipal Securities
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

	(In thousands)
Beginning balance	$24,456	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	-	1
Other comprehensive income (loss)	-	478
Sales, calls and prepayments	-	(190)
Purchase of Level 3 investment	7,920	7,920
Balance end of period	$32,376	$32,376

	State and Municipal Securities
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

	(In thousands)
Beginning balance	$40,829	$49,889
Total unrealized gains (losses) included in:
Net income	21	84
Other comprehensive income (loss)	195	(614)
Purchases, sales, issuances and settlements, net	(2,900)	(11,214)
Balance end of period	$38,145	$38,145

For the three and nine months ended September 30, 2014 and September 30, 2013, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at September 30, 2014 and December 31, 2013:

September 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,035	discounted cash flow	discount rate	1.75%-4.75%
State and municipal securities	341	matrix pricing	discount rate or yield	N/A*
Total	$32,376

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$23,636	discounted cash flow	discount rate	5.10%
State and municipal securities	531	matrix pricing	discount rate or yield	N/A*
Total	$24,167

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

The following table present impaired loans measured at fair value on a non-recurring basis as of December 31, 2013. The valuation methodology used to measure the fair value of these loans is described earlier in this Note. In the absence of recent valuation adjustments, there were no impaired loans carried at fair value as of September 30, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
December 31, 2013
Impaired loans:
Commercial and residential real estate	$-	$-	$115	$115
Other	-	-	231	231
Total impaired loans	$-	$-	$346	$346

Impaired loans, which are measured for impairment using either the fair value of collateral or the present value of expected future cash flows, had a carrying amount of $30,871,000 at September 30, 2014, after partial charge-offs of $751,000. In addition, these loans have a specific valuation allowance of $70,000 at September 30, 2014.  None of our impaired loans were carried at fair value as of September 30, 2014 because none of the specific reserves on impaired loans were calculated using the fair value of collateral method using recent valuations.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of December 31, 2013.

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

OREO had a carrying amount of $3,526,000 at September 30, 2014, which is made up of an outstanding balance of $4,594,000, with a valuation allowance of $1,068,000. Write-downs accounted for a $46,000 increase in the OREO valuation allowance during the first nine months of 2014. In the absence of any write-downs on OREO properties during the third-quarter 2014 no OREO properties were carried at fair value as of September 30, 2014.

OREO had a carrying amount of $4,493,000 at December 31, 2013, which was made up of an outstanding balance of $5,515,000, with a valuation allowance of $1,022,000.

The following table presents quantitative information about Level 3 fair value measurements for OREO measured at fair value on a non-recurring basis as of December 31, 2013:

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
Other real estate owned and
foreclosed assets:
Commercial real estate	$1,636	broker opinion	discount to broker opinion	10% - 20%
Land	2,857	sales comparison	adjustment to comparable sales	10% - 55%
		broker opinion	discount to broker opinion	10% - 20%
Total other real estate owned
and foreclosed assets	$4,493

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$46,617	$46,617	$-	$-	$46,617
Securities available for sale	349,993	-	317,617	32,376	349,993
Securities held to maturity	91,042	-	88,000	4,244	92,244
Bank stocks	15,083	n/a	n/a	n/a	n/a
Loans held for investment, net	1,459,918	-	-	1,450,219	1,450,219
Accrued interest receivable	6,300	-	6,300	-	6,300

Financial liabilities:
Deposits	$1,662,598	$-	$1,660,957	$-	$1,660,957
Federal funds purchased and sold under
agreements to repurchase	23,674	-	23,674	-	23,674
Short-term borrowings	40,400	-	40,400	-	40,400
Subordinated debentures	25,774	-	-	18,349	18,349
Long-term borrowings	110,000	-	115,331	-	115,331
Accrued interest payable	600	-	600	-	600
Interest rate swap - cash flow hedge	555	-	555	-	555

		Fair Value Measurements at December 31, 2013:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,077	$28,077	$-	$-	$28,077
Securities available for sale	384,957	-	360,790	24,167	384,957
Securities held to maturity	41,738	-	36,463	3,754	40,217
Bank stocks	15,605	n/a	n/a	n/a	n/a
Loans held for sale	507	558	-	-	558
Loans held for investment, net	1,298,912	-	-	1,291,439	1,291,439
Accrued interest receivable	5,156	-	5,156	-	5,156
Interest rate swap - cash flow hedge	465	-	465	-	465

Financial liabilities:
Deposits	$1,528,457	$-	$1,527,034	$-	$1,527,034
Federal funds purchased and sold under
agreements to repurchase	24,284	-	24,284	-	24,284
Short-term borrowings	20,000	-	20,000	-	20,000
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	110,000	-	117,316	-	117,316
Accrued interest payable	600	-	600	-	600

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

(e) Deposits

The fair values of demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

(9) Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2014 and December 31, 2013.

	Balance	Fair Value
	Sheet	September 30,	December 31,
	Location	2014	2013

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$465
Liabilities:
Interest rate swaps	Other liabilities	$555	$-

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2014, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings.  The swaps are forward-starting with the first $25,000,000 swap becoming effective in June 2015 and the second swap becoming effective in March 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three and nine months ended September 30, 2014, the income statement effect of hedge ineffectiveness was not material.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and nine months ended September 30, 2014 and September 30, 2013:

	Income	Three Months Ended		Nine Months Ended
Interest Rate Swaps with	Statement	September 30,		September 30,
Hedge Designation	Location	2014	2013	2014	2013

		(In thousands)
Gain or (loss) recognized in OCI on
derivative	Not applicable	$92	$(87)	$(632)	$184
Gain or (loss) reclassified from
accumulated OCI into income
(ineffective portion)	Interest expense	-	1	-	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $1,095,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

(10) Stock-Based Compensation

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

The Incentive Plan authorizes grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of September 30, 2014 and December 31, 2013, there were outstanding awards representing 746,782 and 386,525 shares of unvested stock (net of forfeitures), with 507,874 and 931,384 shares remaining available for grant under the Incentive Plan, respectively.

Of the 746,782 shares represented by unvested awards at September 30, 2014, approximately 630,000 shares are expected to vest. At September 30, 2014, there were 329,709 shares of restricted stock outstanding that were subject to a performance condition. Management expects that approximately 240,000 of these 329,709 shares will vest and that the remaining shares will expire unvested. The shares subject to a performance condition that are expected to vest relate to awards granted to various key employees from February 2013 through August 2014. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2012, 2013 and 2014 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. Management expects that the targeted performance goals will be met with respect to the performance-based shares awarded in 2013 and 2014 and does not expect to reach the threshold performance criteria for the performance awards granted in 2012, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the nine months ended September 30, 2014 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2014	386,525	$9.18
Awarded	426,204	13.34
Forfeited	(2,691)	11.00
Vested	(63,256)	8.76
Unearned at September 30, 2014	746,782	$11.59

The Company recognized $1,767,000 and $1,070,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2014 and September 30, 2013, respectively. The total income tax benefit recognized for share-based compensation arrangements was $672,000 and $407,000  for the nine months ended September 30, 2014 and September 30, 2013, respectively. At September 30, 2014, compensation cost of $5,343,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.2 years. The fair value of awards that vested in the nine months ended September 30, 2014 was approximately $822,000.

(11)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at September 30, 2014	Ratio at December 31, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	14.25%	14.96%	8.00%	N/A
Guaranty Bank and Trust Company	13.87%	14.37%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.99%	13.71%	4.00%	N/A
Guaranty Bank and Trust Company	12.62%	13.12%	4.00%	6.00%

Leverage Ratio
Consolidated	11.18%	11.49%	4.00%	N/A
Guaranty Bank and Trust Company	10.86%	11.00%	4.00%	5.00%

(

(12)  Legal Contingencies

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

Forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control, which may cause actual results to differ materially from those discussed in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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
•

The timing, impact and other uncertainties of any future acquisition, including our ability to identify suitable acquisition candidates, success or failure in the integration of our acquisition’s operations and the ability to enter new markets successfully and capitalize on growth opportunities.

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of two investment management firms Private Capital Management LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”).  References to “Company”, “us”, “we”, and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide financial services throughout our targeted Colorado markets to consumers and small and medium-sized businesses, including the owners and employees of those businesses. Our banking products and services include accepting time and demand deposits and originating commercial real estate loans (including construction loans), commercial loans (including energy loans), SBA guaranteed loans and consumer loans. The Bank, PCM and CHIA also provide wealth management services, including private banking, investment management, jumbo mortgage loans and trust services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, personal trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

 Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			Favorable			Favorable
	2014	2013	(Unfavorable)	2014	2013	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$19,529	$17,789	$1,740	$56,136	$52,568	$3,568
Interest expense	1,720	1,727	7	5,003	5,389	386
Net interest income	17,809	16,062	1,747	51,133	47,179	3,954
Provision (credit) for
loan losses	(3)	142	145	15	142	127
Net interest income after
provision for loan losses	17,812	15,920	1,892	51,118	47,037	4,081
Noninterest income	4,302	3,664	638	11,747	10,325	1,422
Noninterest expense	15,123	13,936	(1,187)	44,626	43,007	(1,619)
Income before income taxes	6,991	5,648	1,343	18,239	14,355	3,884
Income tax expense	2,320	1,797	(523)	5,942	4,414	(1,528)
Net income	$4,671	$3,851	$820	$12,297	$9,941	$2,356

Common Share Data:
Basic earnings per common
share	$0.22	$0.18	$0.04	$0.59	$0.48	$0.11
Diluted earnings per common
share	$0.22	$0.18	$0.04	$0.58	$0.47	$0.11
Average common shares
outstanding	20,966,179	20,873,601	92,578	20,954,046	20,861,175	92,871
Diluted average common
shares outstanding	21,089,221	20,981,555	107,666	21,070,895	20,954,687	116,208

Average equity to average
assets	9.98%	9.98%	-%	10.04%	10.22%	(1.8)%
Return on average equity	9.09%	8.15%	11.5%	8.27%	7.03%	17.6%
Return on average assets	0.91%	0.81%	12.3%	0.83%	0.72%	15.3%
Dividend payout ratio	22.44%	13.55%	65.6%	25.56%	5.25%	386.9%

	September 30,	September 30,	Percent
	2014	2013	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	14.25%	14.94%	(4.6)%
Leverage ratio	11.18%	11.50%	(2.8)%
Loans(1), net of unearned loan fees
to deposits	89.15%	87.23%	2.2%
Allowance for loan losses to
loans(1), net of unearned loan fees	1.51%	1.58%	(4.4)%
Allowance for loan losses to
nonperforming loans	168.84%	113.01%	49.4%
Classified assets to allowance
and Tier 1 capital (2)	13.39%	14.99%	(10.7)%
Noninterest bearing deposits to
total deposits	37.15%	35.44%	4.8%
Time deposits to total deposits	11.61%	12.41%	(6.4)%

(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Third quarter 2014 net income increased approximately $0.8 million to $4.7 million as compared to $3.9 million for the same quarter in 2013. The $0.8 million increase in net income was primarily the result of a $1.7 million increase in interest income, attributable to growth in average loan balances and a $0.6 million increase in noninterest income, resulting from growth in our investment management fees, partially offset by a $1.2 million increase in noninterest expense, driven by increases in salary and employee benefit expense.

For the nine months ended September 30, 2014, net income was $12.3 million as compared to $9.9 million for the same period in 2013. The $2.4 million increase in net income during the nine months ended September 30, 2014 was primarily the result of a $3.6 million increase in interest income, which was attributable to growth in average loan balances, a $0.4 million decrease in interest expense, and a $1.4 million increase in noninterest income. These improvements to net income were partially offset by a $1.6 million increase in noninterest expense and a $1.5 million increase in income tax expense. The $0.4 million decrease in interest expense during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of the first quarter 2013 redemption of certain high-cost TruPS and related subordinated debentures. The $1.4 million increase in noninterest income in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of a $1.1 million increase in investment management and trust fees driven by growth in assets under management (“AUM”), in addition to a $0.2 million increase in income related to bank owned life insurance. The $1.6 million increase in noninterest expense in the first nine months of 2014 compared to the same period in 2013 was primarily comprised of a $2.4 million increase in salaries and employee benefit expense offset by decrease in most other categories of noninterest expense. The increase in salaries was primarily due to the achievement of specific performance targets. The $1.5 million increase in income tax expense in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily a result of growth in pre-tax income over the same period.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended September 30, 2014 and the prior four quarters:

Table 2

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
	(Dollars in thousands)
Net interest income	$17,809	$17,065	$16,259	$16,391	$16,062
Interest rate spread	3.47%	3.47%	3.49%	3.45%	3.43%
Net interest margin	3.67%	3.66%	3.69%	3.65%	3.63%
Net interest margin, fully tax
equivalent	3.75%	3.75%	3.78%	3.75%	3.73%

Net interest income increased by $1.7 million to $17.8 million in the third quarter 2014 as compared to the third quarter 2013, primarily as a result of a $1.7 million increase in interest income derived from increased average loan balances. Interest expense for the third quarter 2014 was essentially flat compared to the third quarter 2013, despite a $71.0 million increase in average interest-bearing deposit balances. The $1.7 million increase in interest income in the third quarter 2014 compared to the third quarter 2013 was primarily the result of a $2.1 million favorable volume variance, which primarily resulted from the $195.4 million increase in average loan balances between the third quarter 2013 and the third quarter 2014. This increase was partially offset by an unfavorable rate variance of $0.4 million, which was primarily caused by a 10 basis point decline in loan yields over the same period. The decline in loan yields between the third quarter 2013 and the third quarter 2014 reflected a reduction in market yields on loans resulting from the competitive interest rate environment.

 Net interest margin increased from 3.66% in the second quarter 2014 to 3.67% in the third quarter 2014. This increase is partially attributable to our sustained loan growth which continues to reallocate the overall mix of our earning assets in favor of higher-yielding loans and a one basis point improvement, quarter-over-quarter in the yield on our loan portfolio. The one basis point increase in our loan yield during the third quarter 2014 represents the first quarterly increase in loan yield since the second quarter of 2011.

On a linked quarter basis, net interest income improved by $0.7 million, primarily as a result of a $0.8 million increase in interest income, while interest expense remained relatively flat. The $0.8 million increase in interest income in the third quarter 2014 compared to the second quarter 2014 was primarily caused by a $63.2 million increase in average loan balances in the third quarter 2014 compared to the second quarter 2014 in conjunction with the one basis point increase in yield outlined above.

The following table summarizes the Company’s net interest income and related spread and margin for the nine months ended September 30, 2014 and September 30, 2013:

Table 3

	Nine Months Ended
	September 30,	September 30,
	2014	2013
	(Dollars in thousands)
Net interest income	$51,133	$47,179
Interest rate spread	3.47%	3.40%
Net interest margin	3.67%	3.62%
Net interest margin, fully tax
equivalent	3.76%	3.72%

For the nine month period ended September 30, 2014, net interest income increased by $4.0 million, or 8.4%, as compared to the same period in 2013. This increase was comprised of a $3.6 million increase in interest income and a $0.4 million decrease in interest expense.

The increase in interest income for the nine months ended September 30, 2014 compared to the same period in 2013 was due to a $5.3 million favorable volume variance, partially offset by a $1.7 million unfavorable rate variance. The favorable volume variance was primarily the result of a $182.4 million increase in average loans, partially offset by a $30.6 million decrease in investment securities and a $32.7 million decrease in low-yielding overnight cash balances. The unfavorable rate variance was primarily the result of a 24 basis point decline in average yields on loans due to the competitive interest rate environment. The $0.4 million decrease in interest expense was primarily the result of a $0.3 million decline in interest expense on subordinated debentures, mostly related to the redemption of $15.0 million of fixed, high-cost TruPS and related subordinated debentures during the first quarter 2013, combined with reduced interest expense attributable to favorable rate variances on our deposit funding.

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

Table 4

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,463,042	$16,336	4.43%	$1,267,647	$14,487	4.53%
Investment securities (1)
Taxable	363,607	2,287	2.50%	383,270	2,408	2.49%
Tax-exempt	82,895	691	3.31%	75,228	719	3.79%
Bank Stocks (4)	16,101	214	5.27%	17,771	169	3.77%
Other earning assets	1,829	1	0.22%	9,830	6	0.24%
Total interest-earning assets	1,927,474	19,529	4.02%	1,753,746	17,789	4.02%
Non-earning assets:
Cash and due from banks	25,689			24,392
Other assets	90,593			99,943
Total assets	$2,043,756			$1,878,081

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$362,196	$93	0.10%	$351,450	$101	0.11%
Money market	354,265	200	0.22%	318,683	244	0.30%
Savings	124,885	34	0.11%	106,578	29	0.11%
Time certificates of deposit	191,748	320	0.66%	185,423	256	0.55%
Total interest-bearing deposits	1,033,094	647	0.25%	962,134	630	0.26%
Borrowings:
Repurchase agreements	22,017	9	0.16%	28,307	10	0.14%
Federal funds purchased (5)	2	-	0.81%	6	-	0.00%
Subordinated debentures	25,774	202	3.11%	25,774	204	3.14%
Borrowings	153,786	862	2.22%	155,384	883	2.25%
Total interest-bearing liabilities	1,234,673	1,720	0.55%	1,171,605	1,727	0.58%
Noninterest bearing liabilities:
Demand deposits	595,041			510,367
Other liabilities	10,131			8,723
Total liabilities	1,839,845			1,690,695
Stockholders' Equity	203,911			187,386
Total liabilities and stockholders' equity	$2,043,756			$1,878,081

Net interest income		$17,809			$16,062
Net interest margin			3.67%			3.63%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.75% and 3.73% for the three months ended September 30, 2014 and September 30, 2013, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.4 million and $0.2 million for the three months ended September 30, 2014 and September 30, 2013, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the third quarter 2014 and the third quarter 2013 rounded to zero.

Table 4 (Continued)

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,398,501	$46,508	4.45%	$1,216,089	$42,673	4.69%
Investment securities (1)
Taxable	367,356	6,995	2.55%	396,453	6,995	2.36%
Tax-exempt	77,948	2,007	3.44%	79,650	2,298	3.86%
Bank Stocks (4)	16,591	622	5.01%	16,420	495	4.03%
Other earning assets	1,973	4	0.27%	34,686	107	0.41%
Total interest-earning assets	1,862,369	56,136	4.03%	1,743,298	52,568	4.03%
Non-earning assets:
Cash and due from banks	24,801			13,369
Other assets	92,212			92,815
Total assets	$1,979,382			$1,849,482

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$341,096	$253	0.10%	$313,569	$261	0.11%
Money market	337,956	592	0.23%	321,262	751	0.31%
Savings	120,355	99	0.11%	106,032	106	0.13%
Time certificates of deposit	185,233	853	0.62%	186,949	762	0.54%
Total interest-bearing deposits	984,640	1,797	0.24%	927,812	1,880	0.27%
Borrowings:
Repurchase agreements	23,029	27	0.16%	40,459	39	0.13%
Federal funds purchased (5)	2	-	0.76%	11	-	0.87%
Subordinated debentures	25,774	599	3.11%	29,211	920	4.21%
Borrowings	169,931	2,580	2.03%	141,161	2,550	2.42%
Total interest-bearing liabilities	1,203,376	5,003	0.56%	1,138,654	5,389	0.63%
Noninterest bearing liabilities:
Demand deposits	568,188			513,163
Other liabilities	9,075			8,647
Total liabilities	1,780,639			1,660,464
Stockholders' Equity	198,743			189,018
Total liabilities and stockholders' equity	$1,979,382			$1,849,482

Net interest income		$51,133			$47,179
Net interest margin			3.67%			3.62%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.76% and 3.72% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.9 million and $0.8 million for the nine months ended September 30, 2014 and September 30, 201, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the nine months ended September 30, 2014 and September 30, 2013 rounded to zero.

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

Table 5

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of unearned
loan fees	$1,849	$(324)	$2,173	$3,835	$(2,052)	$5,887
Investment Securities
Taxable	(121)	3	(124)	-	513	(513)
Tax-exempt	(28)	(138)	110	(291)	(243)	(48)
Bank Stocks	45	59	(14)	127	122	5
Other earning assets	(5)	(1)	(4)	(103)	(27)	(76)
Total interest income	1,740	(401)	2,141	3,568	(1,687)	5,255

Interest expense:
Deposits:
Interest-bearing demand
and NOW	(8)	(11)	3	(8)	(41)	33
Money market	(44)	(77)	33	(159)	(201)	42
Savings	5	-	5	(7)	(29)	22
Time certificates of deposit	64	55	9	91	98	(7)
Repurchase agreements	(1)	2	(3)	(12)	12	(24)
Subordinated debentures	(2)	(2)	-	(321)	(222)	(99)
Borrowings	(21)	(12)	(9)	30	(108)	138
Total interest expense	(7)	(45)	38	(386)	(491)	105
Net interest income	$1,747	$(356)	$2,103	$3,954	$(1,196)	$5,150

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

In the third quarter 2014, we recorded an immaterial credit provision for loan losses, compared to an immaterial provision in the second quarter 2014 and a provision of $0.1 million in the third quarter 2013. Management considered the $0.2 million in net recoveries received during the third quarter 2014 in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2014.

Net recoveries in the third quarter 2014 were $0.2 million, as compared to net recoveries of $0.1 million in the third quarter 2013.

For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis Nonperforming Assets and Other Impaired Loans” below.—

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis— Allowance for Loan Losses” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,290	$2,352	$2,066	$2,222	$2,302
Investment management and trust	1,279	962	908	831	736
Increase in cash surrender value of
life insurance	291	293	293	304	305
Gain (loss) on sale of securities	3	-	25	(85)	20
Gain on sale of SBA loans	186	28	137	95	207
Other	253	160	221	107	94
Total noninterest income	$4,302	$3,795	$3,650	$3,474	$3,664

Noninterest income increased by $0.5 million to $4.3 million in the third quarter 2014 as compared to the second quarter 2014 and increased $0.6 million as compared to the third quarter 2013. The $0.5 million increase in noninterest income in the third quarter 2014 compared to the second quarter 2014 was mostly due to a $0.3 million increase in investment management and trust fees, primarily attributable to the July 16, 2014 acquisition of CHIA and a $0.2 million increase in gains from SBA loan sales executed during the quarter.

The $0.6 million increase in noninterest income in the third quarter 2014 as compared to the third quarter 2013 was primarily driven by increased investment management and trust fees. The growth in third quarter 2014 investment management and trust fees is the result of a $244.3 million or 56.7% increase in AUM between September 30, 2013 and September 30, 2014. The growth in AUM over this period was bolstered by the July 16, 2014 acquisition of CHIA, which added $178.5 million to the Company’s AUM, but also reflects successful efforts in procuring new customer relationships as well as growth in existing relationships.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Noninterest income:
Deposit service and other fees	$6,708	$6,603
Investment management and trust	3,149	2,073
Increase in cash surrender value of life insurance	877	714
Gain on sale of securities	28	74
Gain on sale of SBA loans	351	630
Other	634	231
Total noninterest income	$11,747	$10,325

For the nine month period ended September 30, 2014, noninterest income increased by $1.4 million compared to the same period in 2013. The increase in noninterest income was primarily due to a $1.1 million increase in investment management and trust fees generated by the growth in AUM discussed above, in addition to a $0.3 million increase in customer interest rate swap income, contained in other noninterest income.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,112	$8,096	$8,078	$7,685	$7,242
Occupancy expense	1,583	1,633	1,548	1,507	1,572
Furniture and equipment	693	673	695	728	709
Amortization of intangible assets	670	591	591	702	703
Other real estate owned	147	22	56	(1,037)	(200)
Insurance and assessment	594	605	580	641	629
Professional fees	890	811	892	968	886
Impairment of long-lived assets	-	110	-	-	-
Other general and administrative	2,434	2,332	2,190	2,487	2,395
Total noninterest expense	$15,123	$14,873	$14,630	$13,681	$13,936

Noninterest expense was $15.1 million in the third quarter 2014 as compared to $14.9 million during the second quarter 2014 and $13.9 million for the third quarter 2013.

Third quarter 2014 noninterest expense reflected a $0.2 million increase as compared to the second quarter 2014, primarily due to a $0.1 million loss associated with the disposal of a single OREO property during the quarter, a $0.1 million increase in intangible asset amortization as a result of the July 16, 2014 acquisition of CHIA, a $0.1 million increase in professional fees and a $0.1 million increase in other general and administrative expense, driven by data processing charges. These increases were partially offset by a $0.1 million reduction in occupancy expense related to branch closures and a $0.1 million decrease in impairments on long-lived assets due to the second quarter 2014 impairment of a former branch facility, designated as held-for-sale.

The $1.2 million increase in noninterest expense in the third quarter 2014 compared to the third quarter 2013 was primarily comprised of a $0.9 million increase in salaries and employee benefits resulting from increased salary, incentive compensation and equity compensation primarily related to the achievement of specific performance targets. In addition, OREO related expense increased by $0.3 million as a result of fluctuations in gains and losses recognized on sales in the third quarter 2013 compared to the third quarter 2014.

Table 9

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$24,286	$21,896
Occupancy expense	4,764	4,782
Furniture and equipment	2,061	2,215
Amortization of intangible assets	1,852	2,116
Other real estate owned	225	(123)
Insurance and assessment	1,779	1,878
Professional fees	2,593	2,650
Prepayment penalty on long term debt	-	629
Impairment of long-lived assets	110	-
Other general and administrative	6,956	6,964
Total noninterest expense	$44,626	$43,007

Noninterest expense for the nine months ended September 30, 2014 increased by $1.6 million to $44.6 million as compared to $43.0 million in the same period in 2013. The increase in noninterest expense was comprised of a $2.4 million increase in salaries and employee benefits, partially offset by decreases in other categories of noninterest expense with the exception of the $0.1 million impairment on our former branch facility recognized in the second quarter 2014 and a $0.3 million increase in other real estate owned (“OREO”) related expense.  The increase in salaries and employee benefits was comprised of a $1.1 million increase in salaries, a $0.7 million increase in equity compensation and a $0.3 million increase in expense related to the administration of our self-funded medical insurance plan. The increase in salaries and equity compensation during the first nine months of 2014 as compared to the same period in 2013 reflects our strategy to grow the Company using a team of highly skilled bankers and to competitively compensate our bankers in order to align performance with the interests of our stockholders. The increase in OREO related expense was attributable to fluctuations in gains and losses recognized on sales in 2013 compared to 2014. During the third quarter 2014 we renegotiated the lease for our corporate headquarters. The renegotiated terms provide for a reduction in our leased square footage of approximately 50% by February 2016. Once effectuated, we expect the reduction in square footage to reduce occupancy expense by approximately $0.2 million per quarter.

Income Taxes

Income tax expense was $5.9 million for the first nine months of 2014 as compared to $4.4 million for the first nine months of 2013, primarily as a result of the increase in income before tax as well as an increase in our effective tax rate to 32.6%. Our effective tax rate was 30.7% for the same period in 2013. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of taxable and tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
	(In thousands)
Cash and cash equivalents	$46,617	$44,124	$35,311	$28,077	$33,465
Total investments	456,118	465,717	470,847	442,300	471,257
Total loans	1,482,268	1,438,089	1,362,312	1,320,424	1,293,252
Total assets	2,077,939	2,038,890	1,961,392	1,911,032	1,896,191
Earning assets	1,960,404	1,908,840	1,836,049	1,763,608	1,766,123
Deposits	1,662,598	1,552,676	1,533,010	1,528,457	1,482,515

At September 30, 2014, total assets were $2.1 billion, reflecting a $166.9 million increase as compared to December 31, 2013 and a $181.7 million increase as compared to September 30, 2013. The increase in total assets during the nine month period ended September 30, 2014 includes a $161.8 million increase in loans, a $13.8 million increase in investments and an $18.5 million increase in cash and cash equivalents. These increases were partially offset by a $21.9 million decrease in securities sold or called, not yet settled and a $3.5 million decrease in other assets.

As compared to September 30, 2013, the increase in total assets of $181.7 million was primarily due to a $189.0 million increase in loans, partially offset by a $15.1 million decrease in investments.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 11

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
	(In thousands)
Commercial and residential real estate	$1,001,174	$949,148	$904,124	$866,507	$834,128
Construction	89,787	78,394	67,862	77,657	72,025
Commercial	286,545	307,629	288,865	271,843	280,577
Consumer	60,492	59,610	60,010	60,932	60,876
Other	44,866	43,865	42,326	43,821	46,378
Total gross loans	1,482,864	1,438,646	1,363,187	1,320,760	1,293,984
Unearned loan fees	(596)	(812)	(875)	(843)	(732)
Loans, held for investment, net of
unearned loan fees	1,482,268	1,437,834	1,362,312	1,319,917	1,293,252
Less allowance for loan losses	(22,350)	(22,155)	(21,550)	(21,005)	(20,450)
Net loans, held for investment	$1,459,918	$1,415,679	$1,340,762	$1,298,912	$1,272,802

For the quarter ended September 30, 2014, loans held for investment, net of unearned fees grew $44.4 million, or 12.3% on an annualized basis as compared to June 30, 2014 and grew $189.0 million, or 14.6% as compared to September 30, 2013. The increase in loans during the third quarter included a $52.0 million increase in commercial and residential real estate loans and an $11.4 million increase in construction loans, partially offset by a $21.1 million net decrease in commercial loans. Commercial and residential real estate loan growth during the third quarter 2014 was driven by loans to finance the acquisition and improvement of single and multi-tenant commercial properties as well as a $10.4 million increase in jumbo mortgage loans. The decrease in commercial loans during the third quarter 2014 was primarily caused by $28.3 million in early payoffs on four loans resulting from clients successfully selling their businesses. With respect to the portfolio as a whole we advanced $172.0 million in new originations during the third quarter 2014, compared to $161.7 million in the second quarter 2014.

As compared to September 30, 2013, loans held for investment net of unearned fees increased by $189.0 million, or 14.6%. The net loan growth was primarily comprised of a $167.0 million increase in commercial and residential real estate loans, including a $42.8 million increase in jumbo mortgage loans, and a $6.0 million increase in commercial loans. The growth in loans was primarily the result of new customer relationships.  The utilization rate on commercial lines of credit was 41.0% at September 30, 2014 as compared to 39.5% at December 31, 2013 and 42.8% at September 30, 2013.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial  real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 57% of capital at September 30, 2014, as compared to 55% at December 31, 2013, and 61% at September 30, 2013. For the Bank, total commercial real estate loans represented 322% of capital at September 30, 2014, as compared to 296% at December 31, 2013, and 292% at September 30, 2013. Further, the Bank’s commercial real estate loan portfolio increased 49.8% during the previous 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At September 30, 2014, we did not have any significant concentrations in any particular industry.

Nonperforming Assets and Other Impaired Loans

Credit risk is inherent in lending activities. To manage this risk, we utilize frequent monitoring procedures and take prompt corrective action when necessary. We employ a risk rating system that identifies the potential risk associated with loans in our loan portfolio. This monitoring and rating system is designed to help management identify current and potential problems so that corrective actions can be taken promptly.

Generally, loans are placed on nonaccrual status and accrual of interest is discontinued when the loan in question becomes 90 days or more past due or at such earlier time as management determines, after considering economic and business conditions and analysis of the borrower’s financial condition and the underlying collateral value, that the collection of interest is doubtful.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments when due according to the contractual terms of the underlying loan agreement. Impaired loans consist of our nonaccrual loans, loans that are 90 days or more past due, and other loans for which we determine that noncompliance with contractual terms of the loan agreement is probable. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For impaired loans that are collateral dependent, impairment is generally measured based on the fair value of the collateral less estimated selling costs.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and OREO. For reporting purposes, OREO consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 12

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
	(Dollars in thousands)

Nonaccrual loans and leases	$1,137	$1,501	$11,832	$12,371	$13,536
Nonperforming troubled debt
restructurings	12,100	12,383	2,773	3,105	4,559
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$13,237	$13,884	$14,605	$15,476	$18,095

Other real estate owned and foreclosed
assets	3,526	4,373	4,419	4,493	6,211
Total nonperforming assets	$16,763	$18,257	$19,024	$19,969	$24,306

Total classified assets	$32,578	$35,010	$27,176	$29,215	$33,993

Nonperforming loans	$13,237	$13,884	$14,605	$15,476	$18,095
Performing troubled debt restructurings	17,634	8,318	5,757	6,227	2,500
Allocated allowance for loan losses	(70)	(124)	(104)	(565)	(1,450)
Net carrying amount of impaired loans	$30,801	$22,078	$20,258	$21,138	$19,145

Accruing loans past due 30-89 days (1)	$458	$1,236	$432	$2,123	$1,026

Allowance for loan losses	$22,350	$22,155	$21,550	$21,005	$20,450

For the Three Months Ended:

Loans charged-off	$80	$63	$407	$644	$110
Recoveries	(278)	(644)	(958)	(1,045)	(200)
Net charge-offs	$(198)	$(581)	$(551)	$(401)	$(90)

Provision (credit) for loan losses	$(3)	$24	$(6)	$154	$142

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of unearned loan fees (2)	1.51%	1.54%	1.58%	1.59%	1.58%
Allowance for loan losses to
nonperforming loans	168.84%	159.57%	147.55%	135.73%	113.01%
Annualized net charge-offs to average
loans	(0.05)%	(0.17)%	(0.17)%	(0.12)%	(0.03)%
Nonperforming assets to total assets	0.81%	0.90%	0.97%	1.04%	1.28%
Nonperforming loans to loans, net
of unearned loan fees (2)	0.89%	0.97%	1.07%	1.17%	1.40%
Loans 30-89 days past due to loans, net
of unearned loan fees (2)	0.03%	0.09%	0.03%	0.16%	0.08%
Classified asset ratio (3)	13.39%	14.58%	11.59%	12.74%	14.99%

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured and is in the process of renewal, but that continues to be current with respect to payments.

(2) Loans, net of unearned loan fees, exclude loans held for sale.
(3) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

At September 30, 2014, classified assets comprised 13.4% of bank level capital and allowance for loan losses; compared to 14.6% at June 30, 2014 and 12.7% at December 31, 2013. The decrease in this ratio during the third quarter 2014 was the result of a $2.4 million decrease in classified assets combined with the increase to regulatory capital effected by net bank level earnings generated during the third quarter 2014. The increase in the ratio as compared to December 31, 2013 was primarily the result of a second quarter 2014 downgrade of a $8.7 commercial real estate loan, partially offset by other reductions in classified assets through ongoing workout efforts and the generation of additional bank level capital from earnings (net of dividends paid to the holding company) over the preceding nine months.

During the third quarter 2014, nonperforming loans decreased $0.6 million as compared to June 30, 2014 and decreased $4.9 million as compared to September 30, 2013. Nonperforming loans at September 30, 2014 includes one out-of-state loan participation with a balance of $10.0 million. As of September 30, 2014, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries in the third quarter 2014 were $0.2 million as compared to $0.6 million in net recoveries in the second quarter 2014 and $0.1 million in net recoveries in the third quarter 2013.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $15.8 million at September 30, 2014, as compared to $9.2 million at December 31, 2013 and $9.7 million at September 30, 2013. The $6.6 million increase in adversely classified, accruing loans during the first nine months of 2014 was primarily the result of the downgrade of a single substandard credit with a book balance of $8.7 million as a result of the deterioration in cash flow on the commercial shopping center securing the subject loan.

In addition to adversely classified loans, we have loans that are considered to be “special mention” and “pass-watch” loans. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and consider potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of our allowance for loan losses for trends in the volume and severity of adversely classified and “pass-watch” list loans, which encompasses any loans with a classification of “pass-watch” or worse.

OREO was $3.5 million at September 30, 2014 compared to $4.5 million at December 31, 2013 and $6.2 million at September 30, 2013. The balance of OREO at September 30, 2014 was comprised of 10 separate properties, of which $2.7 million was attributable to land and $0.8 million was attributable to commercial real estate, including multi-family units. The balance of OREO at September 30, 2013, was comprised of 17 separate properties, of which $3.6 million was land and $2.6 million was commercial real estate, including multi-family units.

As of September 30, 2014 we had $29.7 million of loans with terms that were modified in troubled debt restructurings (“TDRs”), with a total allocated allowance for loan loss of $0.0 million. As of December 31, 2013, we had $9.3 million of loans with terms that were modified in TDRs, with a total allocated allowance for loan loss of $0.3 million. The primary cause of the increase in TDRs as of September 30, 2014 compared to December 31, 2013 was the result of two individual restructurings. In the second quarter 2014 we restructured our single largest nonaccrual loan of $10.1 million as part of our workout strategy on the loan. During the third quarter 2014, as part of our workout efforts, we restructured the $8.7 million substandard loan which had been downgraded in the second quarter, as outlined above. TDRs are included in impaired loans above. At September 30, 2014 there were no material additional amounts of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 13

	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$17,634	$8,318	$5,757	$6,227	$2,500
Allocated allowance for loan losses
on performing TDRs	(24)	(29)	(37)	(64)	(74)
Net investment in performing TDRs	$17,610	$8,289	$5,720	$6,163	$2,426

Nonperforming TDRs	$12,100	$12,383	$2,773	$3,105	$4,559
Allocated allowance for loan losses
on nonperforming TDRs	(24)	(41)	(37)	(271)	(911)
Net investment in nonperforming TDRs	$12,076	$12,342	$2,736	$2,834	$3,648

The following provides a rollforward of TDRs for the nine month periods ended September 30, 2014 and September 30, 2013:

Table 14

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2013	$3,838	$4,659	$8,497
Principal repayments / advances	(294)	(1,744)	(2,038)
Charge-offs, net	(174)	(998)	(1,172)
New modifications	2,573	2,642	5,215
Transfers	(2,567)	(876)	(3,443)
Balance at September 30, 2013	$3,376	$3,683	$7,059

Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(1,030)	(1,280)	(2,310)
Charge-offs, net	-	(66)	(66)
New modifications	12,497	10,281	22,778
Transfers	(60)	60	-
Balance at September 30, 2014	$17,634	$12,100	$29,734

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

The ratio of allowance for loan losses to total loans was 1.51% at September 30, 2014 as compared to 1.59% at December 31, 2013 and 1.58% at September 30, 2013.

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

During the third quarter 2014 we recorded an immaterial credit provision for loans losses compared to an immaterial provision for the second quarter 2014 and a $0.1 million provision in the third quarter of 2013. Management considered the $0.2 million in net recoveries received during the third quarter 2014 in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2014. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.1 million of the $22.4 million allowance for loan losses at September 30, 2014 relates to loans with specific reserves. At December 31, 2013, approximately $0.6 million of the $21.0 million allowance for loan losses relates to loans with specific reserves. The decrease in the specific reserves as of September 30, 2014 compared to December 31, 2013 was primarily the result of a $0.2 million charge-off of a loan with a specific reserve in the same amount at December 31, 2013 during the first quarter 2014.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.50% at September 30, 2014 as compared to 1.55% at December 31, 2013 and 1.47% at September 30, 2013. The decrease in the general component of the allowance as a percentage of loans as of September 30, 2014 compared to December 31, 2013 was primarily attributable to the impact that the net recoveries had on the calculation of the Company’s historical charge-off rate during the first nine months of 2014.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 15

	Nine Months Ended September 30,
	2014	2013

	(In thousands)
Balance, beginning of period	$21,005	$25,142
Loan charge-offs:
Commercial and residential
real estate	20	5,345
Construction	-	325
Commercial	351	777
Consumer	26	27
Other	153	155
Total loan charge-offs	550	6,629

Recoveries:
Commercial and residential
real estate	1,286	1,087
Construction	334	560
Commercial	52	27
Consumer	24	24
Other	184	97
Total loan recoveries	1,880	1,795
Net loan charge-offs	(1,330)	4,834
Provision for loan losses	15	142
Balance, end of period	$22,350	$20,450

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 16

	September 30,	December 31,	Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$50,395	$41,085	$9,310	22.7%
Mortgage-backed - agency / residential	207,069	254,103	(47,034)	(18.5)%
Mortgage-backed - private / residential	463	561	(98)	(17.5)%
Asset-backed	8,561	22,503	(13,942)	(62.0)%
Marketable equity	-	1,535	(1,535)	(100.0)%
Trust preferred	18,675	26,096	(7,421)	(28.4)%
Corporate	64,830	39,074	25,756	65.9%
Total securities available for sale	$349,993	$384,957	$(34,964)	(9.1)%

Securities held to maturity:
State and municipal	35,271	28,015	7,256	25.9%
Mortgage-backed - agency / residential	42,410	13,723	28,687	209.0%
Asset-backed	13,361	-	13,361	100.0%
Total securities held to maturity	$91,042	$41,738	$49,304	118.1%

The carrying value of our available for sale investment securities at September 30, 2014 was $350.0 million, compared to the December 31, 2013 carrying value of $385.0 million. The decrease in available for sale securities between December 31, 2013 and September 30, 2014 was primarily a result of the reclassification of approximately $39.4 million in available for sale mortgage-backed and asset-backed securities to the held to maturity category in the second quarter 2014. The bonds were selected based on a combination of factors, such as current market price and average life, in an effort to mitigate mark-to-market risk and its impact on tangible common equity. As a result of the reclassification, approximately $1.3 million in after tax unrealized losses remained in accumulated other comprehensive income as of September 30, 2014 and is being amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

The carrying value of our held to maturity securities at September 30, 2014 was $91.0 million compared to $41.7 million at December 31, 2013. The increase in held to maturity securities during the first nine months of 2014 was primarily a result of the reclassification in the second quarter 2014, as outlined above.

At September 30, 2014 and December 31, 2013, our investment securities portfolio had an average effective duration of approximately 5.7 years and 6.0 years, respectively.

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

During the third quarter 2014 our commercial loan group assisted a local non-profit organization with its analysis of an $8.0 financing for expansion purposes. The non-profit elected to structure the financing as a tax-exempt bond through one of Colorado’s public authorities and we purchased their entire $8.0 million tax-exempt, private placement bond and recorded it as an investment security during the third quarter 2014.

Including the non-profit security discussed above, five municipal bond issuances were priced using significant unobservable inputs as of September 30, 2014. The largest of these is a revenue bond with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of September 30, 2014 was approximately equal to its par value.

At September 30, 2014, there were 98 individual securities in an unrealized loss position, consisting of 82 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 16 securities in an unrealized loss position and determined that the decline in value since their purchase dates is primarily attributable to fluctuations in market interest rates. Likewise, management determined that the increase in securities in an unrealized loss position in excess of 12 months between December 31, 2013 and September 30, 2014 was primarily attributable to the timing of interest rate fluctuations. At September 30, 2014, we did not intend to sell and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At September 30, 2014 and December 31, 2013, we held $15.1 million and $15.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 16 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 17

	At September 30, 2014		At December 31, 2013
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$617,704	37.15%	$564,326	36.92%
Interest-bearing demand and NOW	365,538	22.00%	346,449	22.67%
Money market	357,368	21.49%	326,008	21.33%
Savings	128,931	7.75%	111,568	7.30%
Time	193,057	11.61%	180,106	11.78%
Total deposits	$1,662,598	100.00%	$1,528,457	100.00%

Total deposits increased $134.1 million at September 30, 2014 as compared to December 31, 2013, and increased by $180.1 million as compared to September 30, 2013. The increase in deposits, primarily non-maturing deposits, over the last 12 months was in part attributable to increases in the deposit balances of our largest customers and in part attributable to the continued success of our business and retail strategic deposit gathering campaign. Because of the current low interest-rate environment and because of the span of time since the last period of increasing interest rates we are not certain what impact, if any, that rising interest rates will have on our deposit base.

Noninterest bearing deposits as a percentage of total deposits increased to approximately 37.2% at September 30, 2014 as compared to 36.9% at December 31, 2013. Noninterest bearing deposits help reduce overall deposit funding costs; however, due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances increased $13.0 million as of September 30, 2014 compared to December 31, 2013 and comprised 11.6% of total deposits at September 30, 2014. The majority of the time deposit balance represented deposits of local customers, with only $38.2 million representing brokered deposits, as compared to $20.6 million at both December 31, 2013 and September 30, 2013. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

As of September 30, 2014, securities sold under agreement to repurchase decreased by $0.6 million to $23.7 million from December 31, 2013 and decreased by $5.5 million from September 30, 2013.

Borrowings and Subordinated Debentures

At September 30, 2014, our FHLB borrowings were $150.4 million as compared to $130.0 million at December 31, 2013. At September 30, 2014, borrowings consisted of $110.0 million in term notes and $40.4 million in line of credit advances. At December 31, 2013, our FHLB borrowings consisted of $110.0 million in term notes and $20.0 million in line of credit advances. The increase of $20.4 million on our FHLB line of credit borrowings as compared to December 31, 2013 was primarily the result of growth in loan balances during the first nine months of 2014. The total FHLB commitment, including balances outstanding, at September 30, 2014 and December 31, 2013 was $410.6 million and $339.7 million, respectively. The total FHLB commitment of $410.6 million at September 30, 2014 represents a $40.0 million decrease from the $450.6 million commitment at June 30, 2014. The decrease in the overall FHLB commitment during the third quarter 2014 reflected our efforts to reallocate liquidity from borrowing availability to unencumbered securities.

Under an advance, pledge and security agreement with the FHLB, the Bank has additional borrowing capacity of approximately $260.2 million at September 30, 2014, which can be utilized for term or line of credit advances, or a combination of both.

The FHLB term borrowings at September 30, 2014 consisted of four separate fixed-rate term notes at the Bank, with remaining maturities ranging from 38 to 40 months and interest rates that range from 2.52% to 3.17%. The weighted-average rate on the term notes was 2.97% at September 30, 2014.  The four notes have Bermudan conversion options to a variable rate. Each of these notes is convertible on a quarterly basis by the FHLB. If the notes are converted by the FHLB, we have the option to prepay the advance without penalty. The interest rate on the line of credit is variable, and was 0.24% at September 30, 2014.

During the first quarter 2013, we redeemed the CenBank Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Trust II issuance of $5.2 million with a fixed rate of 10.2% with an aggregate pre-payment penalty of approximately $0.6 million.

At September 30, 2014, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.06%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years after issuance, as applicable, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter.

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At September 30, 2014, the interest payments with respect to our two subordinated debentures were current.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than well-capitalized under the applicable regulatory framework. Under these regulations, a bank is considered well-capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2014, each of the Bank’s capital ratios were above the regulatory capital threshold of “well-capitalized”.

We have computed our projected regulatory capital ratios on a pro forma basis under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III. At September 30, 2014, the Company and the Bank exceeded the capital requirements set forth in the new rule, which becomes effective in the first quarter 2015 by a minimum of approximately 300 basis points.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

Table 18

	Ratio at September 30, 2014	Ratio at December 31, 2013	Ratio at September 30, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	14.25%	14.96%	14.94%	8.00%	N/A
Guaranty Bank and Trust Company	13.87%	14.37%	14.40%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.99%	13.71%	13.69%	4.00%	N/A
Guaranty Bank and Trust Company	12.62%	13.12%	13.15%	4.00%	6.00%

Leverage Ratio
Consolidated	11.18%	11.49%	11.50%	4.00%	N/A
Guaranty Bank and Trust Company	10.86%	11.00%	11.05%	4.00%	5.00%

As of September 30, 2014 our consolidated total risk-based capital ratio declined by 71 basis points and our Tier 1 risk-based capital ratio declined by 72 basis points as compared to December 31, 2013, primarily due to loan growth during the first nine months of 2014. Over the same period our consolidated leverage ratio decreased by 31 basis points for the same reason. The decreases in consolidated total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as of September 30, 2014 as compared to September 30, 2013 were also primarily the result of loan growth over the past 12 months.

In December 2012, we filed a universal shelf registration statement on Form S−3 with the SEC to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. We do not have any current plans to raise additional capital; however, due to the amended filing of our Annual Report on form 10-K for the year ended December 31, 2012, we are not currently eligible to utilize the registration statement until we file an amended S-3.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May, 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November of 2013. Beginning February 25, 2014, we increased the quarterly cash dividend to 5 cents per share and have paid quarterly stockholder dividends at this level through the third quarter 2014.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. As of September 30, 2014, there is no event of default and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 19

	September 30, 2014	December 31, 2013

	(In thousands)
Commitments to extend credit:
Variable	$346,543	$290,564
Fixed	41,579	30,343
Total commitments to extend credit	$388,122	$320,907

Standby letters of credit	$11,256	$10,217

Liquidity

The Bank relies on deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At September 30, 2014, the Company had $46.6 million of cash and cash equivalents. Additionally,  we had $195.9 million in unencumbered securities available for pledging as of September 30, 2014. When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At September 30, 2014, the Bank had approximately $260.2 million of availability on its FHLB line, $50.8 million of availability on its unsecured federal funds lines with correspondent banks and $8.1 million of availability with the Federal Reserve discount window.

At September 30, 2014, the Bank had $38.2 million of brokered deposits, reflecting an increase of $7.0 million from the $31.2 million maintained as of June 30, 2014 and a $17.6 million increase from the $20.6 million maintained at December 31, 2013. Management selectively grew brokered deposits during the first nine months of 2014 in order to secure a portion of long term fixed rate funding, partially offsetting the highly sensitive overnight borrowings utilized in part, to fund the Bank’s 2014 loan growth. Of the Bank’s $38.2 million in brokered CDs, $7.0 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017 and $15.4 million will mature in the second quarter 2018. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of September 30, 2014, the holding company had approximately $5.5 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

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

Interest rate risk exposure is measured using interest rate sensitivity analysis to project the change in our net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income from hypothetical interest rate changes are not within the limits approved by the Board of Directors, the Board may direct management to adjust the Bank’s mix of assets and liabilities to bring interest rate risk within these limits.

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

The following table shows the projected net interest income increase or decrease over the 12 months following September 30, 2014 and September 30, 2013:

Table 20

Market Risk:

	Annualized Net Interest Income
	September 30, 2014	September 30, 2013
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,593	$2,645
200	2,294	1,500
100	1,082	501
Static	-	-
(100)	(2,059)	(1,748)
(200)	(2,382)	(2,292)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At September 30, 2014, we were positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates. As rates rise, individual loan rates may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding improvement in value of our low cost deposits. Our asset sensitivity at September 30, 2014 increased relative to our asset sensitivity at September 30, 2013, primarily due to the increase in loans financed in part by sources of funding which are projected to be less sensitive to fluctuations in interest rates.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At September 30, 2014, it was not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. As a result of this limitation on our ability to reduce deposit rates, the loss of gross interest income would likely exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 and 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the third quarter 2014.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
July 1 to July 31	155	$14.24	-	1,000,000
August 1 to August 31	455	13.75	-	1,000,000
September 1 to September 30	134	13.44	-	1,000,000
	744	$13.80	-	1,000,000

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 1,000,000 shares available for repurchase under the repurchase plan authorized on April 3, 2014. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

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

i

Dated: October 31, 2014	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)