Form 10-K
period 2014-12-31
Guaranty Bancorp
filed 2015-02-18
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
or
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

He

Voting Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes           No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”; “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer      Accelerated filer        Non-accelerated filer    Smaller reporting company   

(Do not check if a smaller

      reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes      No 

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s voting common stock as of the close of business on June 30, 2014, was approximately $124.9 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant’s voting and non-voting common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 13, 2015 there were 21,747,290 shares of the registrant’s common stock outstanding, consisting of 20,728,290 shares of voting common stock, of which 693,283 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

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

At December 31, 2014, we had total assets of $2.1 billion, net loans of $1.5 billion, deposits of $1.7 billion and stockholders’ equity of $206.9 million, and we operated 26 branches and two investment management firms in Colorado through our bank subsidiary, Guaranty Bank.

Guaranty Bancorp was incorporated in 2004 in Delaware under the name Centennial C Corp, and in 2004 and 2005 acquired several banking institutions and other entities, including the Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or the Bank or divested.

In 2008, the Company changed its name from Centennial Bank Holdings, Inc. to its current name, Guaranty Bancorp. Since January 1, 2008, we have had a single bank subsidiary. The Bank is the sole member of several limited liability companies that hold real estate and the sole owner of two investment management firms,  Private Capital Management LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”).

In 2012, Guaranty Bank purchased substantially all of the assets of Private Capital Management Inc., a Denver-based firm providing investment management and financial planning services to wealthy individuals since 1994.

On July 16, 2014, Guaranty Bank purchased substantially all of the assets of Cherry Hills Investment Advisors LLC, a Greenwood Village-based firm providing investment management and financial planning services to individuals and families since 2009.

Business

The Bank provides comprehensive banking and other financial services including commercial and industrial, real estate, construction, consumer and agriculture loans throughout its targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. In addition to loans and depository services, the Bank also provides wealth management solutions, including trust and investment management services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or borrower. The borrowers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

Construction Loans: Our construction loan portfolio is comprised of investor-developer and owner-occupied properties and single-family residential development properties. In addition, this category includes loans for the construction of commercial buildings, which are primarily income-producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to a  third party  or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Installment Loans to Individuals and Other Consumer Loans: This category includes miscellaneous consumer loans including overdraft protection and lines of credit. Consumer loans may be unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that we can recover on such loans.

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

Small Business Administration Loans: Our Small Business Administration (“SBA”) portfolio consists of SBA guaranteed and other SBA-related loans. The guaranteed loans are for qualifying business purposes with maturity dates ranging from seven to 25 years. The SBA guarantees up to 90% of the financing for these types of loans. The SBA-related loans are originated in partnership with the SBA under the SBA’s 504 loan program primarily on owner-occupied commercial real estate with maturity dates ranging from 8 to 26 years.

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

Our Principal Markets

We operate 26 branches located throughout Colorado’s Front Range, including the Denver metropolitan area, and two investment management firms. The region includes the counties of Adams, Arapahoe, Boulder, Broomfield, Denver, Douglas, Jefferson, Larimer and Weld. Colorado’s Front Range has a regional economy that is a diverse mix of advanced technology, tourism, manufacturing, service firms, government, education, retail, small business, construction and agriculture.

Business Concentrations

Management does not consider any individual account or single group of related accounts material in relation to our total assets or in relation to the overall business of the Company. Approximately 72% of our loan portfolio held for investment at December 31, 2014 consisted of real estate-related loans, including construction loans, mini-perm loans, commercial owner-occupied real estate loans and jumbo mortgage loans. Geographically, our business activities are primarily focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the commercial and residential real estate markets.

Competition

The banking business in Colorado is highly competitive. The market is characterized by a number of large financial institutions each with a large number of offices and numerous small to medium-sized community banks and credit unions. In addition, non-bank entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with brokerage firms, investment advisors, money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies, some of which are not subject to the same regulatory requirements to which we are subject, that offer wholesale finance, credit card and other consumer finance services, including online banking services and personal finance software. Additionally, we expect competition to intensify among financial services companies due to mergers and acquisition of institutions within our market area by other competing, out-of-state financial institutions. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates and the terms that we must offer on our products to remain competitive in the marketplace. In order to compete in our primary service area, we utilize to the fullest extent possible the flexibility that our community bank status permits, including providing an emphasis on specialized services, local promotional activity and personal contacts.

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

Consolidation in the financial services industry and the resulting economies of scale, as well as increasing costs associated with regulatory compliance, have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow out-of-state banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that makes it easier for non-bank financial institutions to compete with us.

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

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes enacted by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (the “FDIC”), the Colorado Division of Banking (the “CDB”), the Internal Revenue Service, the Consumer Financial Protection Bureau (the “CFPB”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the CDB. As a member of the Federal Reserve System, the Bank is also subject to supervision, periodic examination and regulation by the Federal Reserve Bank of Kansas City, or the Federal Reserve. In addition, the Bank is subject to certain rules and regulations of the CFPB, and PCM and CHIA are subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as amended. The deposits of the Bank are insured by the FDIC up to certain established limits.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implemented and continues to implement significant changes to the regulation of the financial services industry.

The effects of the Dodd-Frank Act have been far-reaching, and many aspects of the Dodd-Frank Act remain subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

Sound banking practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,000,000 for each day the activity continues.

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

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

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

The Company is also subject to the Change in Bank Control Act of 1978 (the “Control Act”) and related Federal Reserve Board regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held and some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company’s voting securities, or who proposes to acquire actual control, must provide the Federal Reserve Board with at least 60 days prior written notice of the acquisition. The Federal Reserve Board may disapprove a proposed acquisition if (i) it would result in adverse competitive effects, (ii) the financial condition of the acquiring person might jeopardize the target institution’s financial stability or prejudice the interests of depositors, (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public, or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve Board. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire “control”, as those terms are defined in the BHC Act and Federal Reserve Board regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve Board’s prior approval under the BHC Act to become a bank holding company.

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

In 2009, the Federal Reserve Board issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve Board stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a bank holding company’s  board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a bank holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company's earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company's primary profit centers has deteriorated. The Federal Reserve Board further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (a) its net income is not sufficient to fully fund the dividends, (b) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (c) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Additionally, as discussed above, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries with which it can prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company's consolidated net worth aggregated over the preceding 12-month period.

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

Capital Adequacy and Prompt Corrective Action – Guaranty Bancorp and Guaranty Bank

Regulatory Capital Requirements in Effect as of December 31, 2014.  Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board has risk-based capital ratio and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines in effect as of December 31, 2014, banking organizations were required to maintain minimum ratios for Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories. A depository institution or holding company’s capital, in turn, was classified into one of three tiers, depending on type:

Core Capital (Tier 1). Tier 1 capital included common equity, retained earnings, qualifying trust preferred securities, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.

Supplementary Capital (Tier 2). Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan losses, subject to limitations.

Market Risk Capital (Tier 3). Tier 3 capital included qualifying unsecured subordinated debt.

Guaranty Bancorp, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). Guaranty Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines.

Bank holding companies and banks subject to the market risk capital guidelines were required to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk capital guidelines, capital was allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

Bank holding companies and banks were also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and banks were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio had to be at least 5.0%.

Basel III Capital Rules Effective January 1, 2015. The federal bank regulatory authorities’ risk-based capital guidelines were previously based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provided two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that based risk weightings on external credit assessments to a much greater extent than permitted in previous risk-based capital guidelines. Basel II also set capital requirements for operational risk and refined the existing capital requirements for market risk exposures.

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

In response to the economic and financial industry crisis that began in 2008, the Basel Committee on Banking Supervision and their oversight body - the Group of Central Bank Governors and Heads of Supervision (GHOS) – set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III strengthens existing capital requirements and introduces a global liquidity standard. In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things implement the Basel III minimum capital requirements. Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve Board, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline. In July 2013, the Federal Reserve Board, the FDIC and OCC issued two final interim rules to implement the Basel III capital reforms and the rules began phasing-in in 2015, depending on the size of the financial institution. For more on Basel III and its potential effect on us, see item 1A “Risk Factors”. We have computed our regulatory capital ratios under Basel III and continue to evaluate the impact of Basel III on both Guaranty Bancorp and Guaranty Bank. On a pro-forma basis, our consolidated total risk-based capital and Tier I risk-based capital ratios would decrease by approximately 20 basis points each under the 2015 transition provisions of Basel III. At the Bank level our pro-forma basis total risk-based capital and Tier 1 risk-based capital ratios would decrease by approximately 10-15 basis points each under the 2015 transition provisions of Basel III. As of December 31, 2014 each of our pro-forma regulatory capital ratios at both Guaranty Bancorp and Guaranty Bank exceeded the minimums prescribed under Basel III (including consideration of a fully phased in capital conservation buffer, as discussed below) by approximately 300 basis points or more.

The Federal Deposit Insurance Act, as amended (“FDIA”), requires, among other things, that federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio, the leverage ratio and a new ratio requirement under Basel III, the common equity Tier I capital ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015), and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1,2015) or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The final rules also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchase, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2014 and December 31, 2013, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19  —Regulatory Capital Matters in “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

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

In 2010, the Dodd-Frank Act revised certain statues governing the FDIC’s management of the DIF. Among other things, the Dodd-Frank Act (i) raised the minimum fund reserve ratio from 1.15% to 1.35%, (ii) requires the fund reserve ratio to reach 1.35% by September 30, 2020, (iii) eliminated the requirement that the FDIC provides dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, (iv) removed the 1.5% cap on the reserve ratio, (v) granted the FDIC the sole discretion in determining whether to suspend or limit the declaration or payment of dividends and (vi) changed the assessment base for banks from insured deposits to the average total assets of the bank minus the average tangible equity of the bank during the assessment period. In December 2010, the FDIC set the minimum reserve ratio at 2.00%. In addition, the FDIC adopted a new Restoration Plan, pursuant to which, among other things, the FDIC (a) eliminated the uniform 3 basis point increase in initial assessment rates that were scheduled to take effect on January 1, 2011, (b) pursued further rulemaking in 2011 regarding the method used to offset the effect on banks with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% and (c) at least semiannually, will update its projections for the DIF and increase or decrease assessment rates, if needed. On February 7, 2011, the FDIC adopted final rules to implement the dividend provisions of the Dodd-Frank Act, changed the assessment base and set new assessment rates. In addition, as part of its final rules, the FDIC made certain assessment rate adjustments by: (1) altering the unsecured debt adjustment by adding an adjustment for long-term debt issued by another insured depository institution and (2) eliminating the secured liability adjustment, and changing the brokered deposit adjustment to conform to the change in the assessment base. The new assessment rates became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The current annualized assessment rate is six basis points and the rate is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

The enactment of the Emergency Economic Stabilization Act of 2008 then-temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and in July of 2010, the Dodd-Frank Act made the increased coverage amount permanent.

The Volcker Rule. Through the Volker Rule, the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investments companies (defined as hedge funds and private equity funds). We do not currently believe that the Volker Rule will have a material effect on the operations of the holding company or the Bank, as we generally do not engage in the businesses prohibited by the Volcker Rule.

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

Consumer Financial Protection. The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may want to pursue or our prohibition from engaging in such transactions even if approval is not required.

Further, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

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

Insider Credit Transactions. Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal stockholders and any related interests of such persons. Extensions of credit to such persons must: (i) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions and (ii) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Concentration in Commercial Real Estate Lending. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2014, the Bank’s CRE 1 Concentration level was 49 percent and the Bank’s CRE 2 Concentration level was 324 percent. Further, the Bank’s commercial real estate loan portfolio increased by 49% in the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2014 we have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions over the last decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001  (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.

Other Laws and Regulations.  The Company is not only subject to federal laws applicable to it, it is also subject to the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Guidance on Sound Incentive Compensation Policies

In 2010, the federal bank regulators jointly issued final guidance on sound incentive compensation policies (“SICP”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The SICP guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The SICP guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, in 2010 the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than they would be charged were they not to encourage risky behavior. In February 2011, the federal financial regulators issued joint proposed regulations to implement the Dodd-Frank Act requirement that the federal financial regulators prohibit, at any financial institution with consolidated assets of at least $1 billion, incentive pay that they determine encourages inappropriate risk. Officials have recently indicated that they are preparing a new rule on incentive compensation.

Changing Regulatory Structure and Future Legislation and Regulation

Congress may enact further legislation that affects the regulation of the financial services industry, and state legislatures may enact further legislation affecting the regulation of financial institutions chartered by or operating in these states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

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

Employees

At December 31, 2014, we employed 389 employees, including 361 full-time employees and 28 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

Our Investor Relations Department can be contacted at Guaranty Bancorp, 1331 Seventeenth Street, Suite 200, Denver, CO 80202, Attention: Investor Relations, telephone 303-675-1194, or via e-mail to investor.relations@gbnk.com.

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

There are inherent risks associated with our lending activities and we seek to mitigate these risks by adhering to conservative underwriting practices. Although we believe that our underwriting practices are appropriate for the various kinds of loans we make, we may nevertheless incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Although conditions have improved, difficult economic conditions in recent years and the resulting effects on the real estate market have caused many lending institutions, including us, to experience a decline in the performance of their loans. This decline was widespread and encompassed a wide variety of loans. Likewise, the value of collateral supporting many of these loans declined over that timeframe, and despite market improvement, there can be no assurance that these values will continue to improve. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

We make both secured and unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ respective businesses. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, other types of collateral securing commercial loans are more difficult to monitor, their values are harder to ascertain, their values may depreciate more rapidly and they may not be as readily saleable if repossessed. Further, commercial loans secured by collateral other than real estate are generally serviced from the operations of the business, which may not be successful, while commercial real estate loans generally will be serviced from the income on the properties securing the loans. If the Bank’s commercial loan portfolio increases, the corresponding risks and potential for losses from these loans will also increase.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the policies and actions of the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this report for further discussion related to our management of interest rate risk.

Our business has been and in the future may be adversely affected by conditions in the  financial markets and economic conditions generally.

Negative developments in the financial services industry from 2008 through 2011 resulted in uncertainty in the financial markets in general and an economic recession. As a consequence of the recession, businesses across a wide range of industries faced numerous challenges, including decreases in consumer spending, consumer confidence and credit market liquidity. While conditions have gradually improved, many of these circumstances continue to represent challenges and continue to create a degree of economic uncertainty. In addition, declining oil prices, on-going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

As a result of these financial and economic crises, many lending institutions, including us, experienced declines in the performance of their loans.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and may decline again in the future. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets became more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.  The impact of legislation enacted in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Negative economic developments, including another recession, may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Although economic conditions in Colorado and in the U.S. in general have improved, there can be no assurances that the economic environment will continue to improve in the near or long term. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

The  level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors: (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 49% of capital at December 31, 2014 as compared to 55% of capital at December 31, 2013. This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. Further, the Bank’s total reported commercial real estate loans to total capital is 324% at December 31, 2014, as compared to 296% of capital at December 31, 2013.  This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans; however, the amount by which the ratio exceeds the guideline consists of loans with a better quality risk rating, supported by significantly better credit metrics in comparison to the Bank’s underwriting guidelines. Further, the Bank’s commercial real estate portfolio increased by 49% over the preceding 36 months.

There is no assurance that in the future we will not continue to exceed the levels set forth in these guidelines and may be required to take additional steps to mitigate our potential concentration risk or be required to raise additional capital in order to further reduce our risk. In addition, if we are considered to have a concentration in commercial real estate lending under the foregoing standards in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs as well as potential regulatory enforcement action.

Further, commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, inferring higher potential losses on an individual loan basis. The deterioration of one or more of the Bank’s significant commercial loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown

In 2013, the FDIC, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements to be considered “adequately capitalized” are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios to be considered “adequately capitalized”, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the “adequately capitalized” ratios plus the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to restructure our business models or increase our holdings of liquid assets. Implementation of changes in asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying our business strategy.

We continue to  hold and acquire other real estate owned (“OREO”) properties, which has led to increased operating expenses and additional vulnerability to declines in real property values.

We foreclose on and take title to the real estate serving as collateral for a number of our loans as part of our business. The balance as of December 31, 2014 was comprised of six separate properties with an aggregate carrying value of $2.2 million, of which $1.8 million is land and $0.4 million is commercial real estate, including multi-family units. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

Our allowance for loan losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings and results of operations.

As a lender, we  are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans and that the collateral securing the payment of a particular loan may be insufficient to fully compensate for the outstanding balance of the loan and the costs to dispose of the underlying collateral. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within our existing portfolio of loans. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The level of the allowance reflects management’s ongoing evaluation of specific credit risks, loan loss experience, loan portfolio quality, economic conditions, loan industry concentrations, and other potential but unidentifiable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, future trends, and general economic conditions, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Likewise, increases in nonperforming loans have a significant impact on our allowance for loan losses. If real estate values decline, we could experience increased delinquencies and credit losses, particularly with respect to commercial real estate loans. Likewise, if management’s assumptions prove to be incorrect or if we experience significant loan losses in future periods, our current level of allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material change to the allowance could cause net income and possibly capital to decrease.

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

Liquidity risk could impair our ability to  fund operations and jeopardize our  financial condition

Liquidity is essential to our business and has become increasingly important since the financial industry crisis that began in 2008. An inability to raise funds through deposits, borrowings, the sale of securities or loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

In 2011, the FDIC implemented new rules required by the Dodd-Frank Act with respect to the FDIC assessments. In particular, the definition of an institution’s deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively. At December 31, 2014, the Bank’s total assessment rate was approximately six basis points. Although the Bank's FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

The Company may experience negative or unforeseen tax events. At December 31, 2014, the Company had a net deferred tax asset of $10,988,000, which includes the net unrealized gain on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities, consideration of the Company’s forecasted future taxable income, and various tax planning strategies, including the intent to hold the securities available for sale that are in a loss position until maturity, we determined that it is “more likely than not” that the net deferred tax asset will be fully realized. As a result, the Company had no valuation allowance as of December 31, 2014. Any change in deferred tax assets and liabilities could have a material adverse impact on the Company’s results of operations and financial condition.

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

Supervision and the regulation to which we are subject limit the activities in which we may permissibly engage along with our lending practices, capital structure, investment practices, dividend policy and growth. The purpose of supervision and regulation is primarily to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than our stockholders.

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

In view of the concentration of our operations and the collateral securing our loan portfolio in the Front Range, of Colorado we may be particularly susceptible to the effects not only of national-level events such as recession and war but also more local calamities such as natural disasters and fluctuations in the local economy. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A  downturn in our real estate markets along the Colorado Front Range could hurt our business.

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2014,  approximately 72% of the book value of our loan portfolio consisted of real estate loans, substantially all of which are secured by properties located in Colorado. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As a result of decreased collateral values, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans and a corresponding material adverse effect on our business, results of operations and financial condition. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could also adversely affect our business, results of operation and financial condition.

We may be adversely affected by declining crude oil prices.

Recent decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels, as well as other market and economic conditions, have led to increased global oil supplies, which in turn has resulted in significant declines in oil prices. Decreased market oil prices have compressed margins for many U.S. and Colorado-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2014, energy loans related to oil production and exploration comprised approximately 1.6% of the Bank’s loan portfolio. Furthermore, energy production and related industries represent a relatively significant portion of the Colorado economy and can also affect us indirectly through our borrowers in other industries that depend on or benefit from energy production and related industries. As of December 31, 2014, the price per barrel of crude oil had decreased approximately 46% as compared to the price as of December 31, 2013. If oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within the Bank’s loan portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of states such as Colorado. Accordingly, we are unable to predict when or if oil prices will rise, and a prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

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

We operate in a highly competitive industry and market area

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger than us and may have more financial resources available to them. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, investment advisers, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Additionally, we expect competition to intensify among financial services companies due to the merger and acquisition activity in our market area by competing, out-of-state financial institutions. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. The process of eliminating banks as intermediaries, or “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints than we do and may have lower cost structures than ours. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.
•	The ability to expand our market position.
•	The ability to attract and retain qualified staff, including those with key customer relationships.
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
•	The rate at which we introduce new products and services relative to our competitors.
•	Customer satisfaction with our level of service.
•	Industry and general economic trends.

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

We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems, or the failure of those used by our suppliers and counterparties, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Moreover, any such failures, interruptions or security breaches of our information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Unauthorized disclosure of sensitive or confidential customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.

In the normal course of our business, we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events.

Information security risks for financial institutions such as us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies, including mobile devices, to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on external vendors to conduct other aspects of our business operations and face similar risks relating to them. Irrespective of how much diligence we may conduct with respect to these external vendors, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

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

We are subject to claims and litigation.

From time to time, customers and other stakeholders make claims and take legal action pertaining to the performance of our professional, fiduciary and lender responsibilities. At any given time, these claims are in various stages of the legal process from initial complaints to legal cases currently in appeals. Whether or not these claims and legal actions are founded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by us, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues that we have, or may have, with regulatory agencies, including, without limitation, issues related to fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of a bank. The process of eliminating banks as intermediaries, or “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

As of February 13, 2015, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 62.6% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, we had a total of 26 branch office properties, 20 of which we owned and six of which we leased. In addition we have two leased offices, housing our investment management firms. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp’s and Guaranty Bank’s principal office is located at 1331 Seventeenth Street, Suite 200, Denver, Colorado 80202.

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

	Sales Prices (1)
	High	Low	Close
Year/Quarter:
2014
Fourth quarter	$16.18	$13.35	$14.44
Third quarter	14.72	12.91	13.51
Second quarter	14.80	12.11	13.90
First quarter	15.00	12.52	14.25
2013
Fourth quarter	$15.58	$12.69	$14.05
Third quarter	13.79	11.13	13.69
Second quarter	12.10	10.00	11.35
First quarter	10.95	9.55	10.50

(1) Share prices have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

On February 13, 2015, the closing price of our voting common stock on Nasdaq was $15.15 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 200 record holders of our voting common stock and one record holder of our non-voting common stock.

Dividends

Our Board of Directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future is at the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant. During 2014 the Company paid stockholder dividends aggregating to 20 cents per share. These dividends were paid at the level of five cents per share, per quarter, in February, May, August and November 2014. On February 10, 2015 the Company’s Board of Directors declared a quarterly stock dividend of ten cents per share, payable on February 27, 2015 to stockholders of record on February 20, 2015. During 2013 the Company paid stockholder dividends aggregating to seven and one-half cents per share. These dividends were paid at the level of two and one-half cents per share, per quarter, in May, August and November 2013. Prior to May 2013 the Company had never paid dividends to its common stockholders.

Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from the Bank for a substantial portion of our revenues. For further information on dividend restrictions affecting the Company and the Bank, refer to the discussion in the sub-sections titled “Bank Holding Company Regulations Applicable to Guaranty Bancorp-Dividends” and “Banking Regulations Applicable to Guaranty Bank-Dividends” in Item 1, Business-Supervision and Regulation, and under Note 2(u) included in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data”.

Under the terms of our trust preferred securities, including our related subordinated debentures, issued on June 30, 2003 and April 8, 2004, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the trust preferred securities (for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2014:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans	Amended & Restated 2005 Stock
approved by security holders	Incentive Plan (1)	-	(2)	-	573,645	(3)(4)
Equity compensation plans
not approved by security holders	None	-		-	-
		-		-	573,645

(1) The Amended & Restated 2005 Stock Incentive Plan (the “Incentive Plan”) was approved by the stockholders of the Company at our 2010 Annual Meeting of Stockholders.
(2) Does not include the 620,075 voting shares of unvested stock grants outstanding as of December 31, 2014.

(3) The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 1,700,000 shares. The number of shares remaining available for future issuance has been reduced by 1,126,355 shares, which represents the number of vested shares and the number of unvested shares of time-based and performance stock awards outstanding at December 31, 2014. Forfeited shares are included in the amount which may be granted in the future.

(4) All of the 573,645 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company’s receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. On February 3, 2015, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014.  The repurchase program had been scheduled to expire 12 months from the date of its announcement, and as extended, the program is scheduled to expire on April 2, 2016. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of voting common stock, par value $0.001 per share. As of December 31, 2014, no shares had been repurchased under this plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our voting common stock during the fourth quarter of 2014.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
October 1 to October 31, 2014	248	$15.00	-	1,000,000
November 1 to November 30, 2014	855	15.04	-	1,000,000
December 1 to December 31, 2014	18,368	14.44	-	1,000,000
	19,471	$14.47	-	1,000,000

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 1,000,000 shares available for repurchase under the repurchase plan announced on April 3, 2014, which is scheduled to expire 24 months after the date of announcement. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

Performance Graph

Our voting common stock trades on the Nasdaq under the symbol “GBNK”. The following graph shows a comparison from December 31, 2009 through December 31, 2014 of the cumulative total return for the Company’s voting common stock, the Nasdaq Composite Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for GBNK voting common stock, the Nasdaq Composite Index and the Nasdaq Bank Stocks Index assumes reinvestment of dividends. The total return on the Company’s voting common stock and on each of the comparison indices is determined based on the total return on investment under the assumption that a $100 investment was made on December 31, 2009.

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
GBNK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$100	$108	$111	$148	$214	$223
NASDAQ Composite Index . . . . . . . . . . . . . . . . .	100	118	117	137	193	221
NASDAQ Bank Index . . . . . . . . . . . .	100	111	83	112	153	171

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial and statistical information for each of the years in the five-year period ended December 31, 2014. This data should be read in conjunction with our audited consolidated financial statements and related “Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(In thousands, except share data and ratios)
Consolidated Statement of Income (Loss) Data:
Interest income	$75,520	$70,638	$69,565	$74,313	$87,937
Interest expense	6,707	7,068	9,154	14,419	23,582
Net interest income	68,813	63,570	60,411	59,894	64,355
Provision (credit) for loan losses	14	296	(2,000)	5,000	34,400
Net interest income after
provision for loan losses	68,799	63,274	62,411	54,894	29,955
Noninterest income	16,695	13,799	13,591	13,945	8,102
Noninterest expense	65,746	56,688	64,114	62,487	75,686
Income (loss) before income taxes	19,748	20,385	11,888	6,352	(37,629)
Income tax expense (benefit)	6,236	6,356	(3,171)	-	(6,290)
Net income (loss)	$13,512	$14,029	$15,059	$6,352	$(31,339)

Preferred stock dividends	-	-	-	(19,806)	(5,624)
Net income (loss) applicable to
common stockholders	$13,512	$14,029	$15,059	$(13,454)	$(36,963)

Common Share Data:
Basic earnings per common
share (1)	$0.64	$0.67	$0.72	$(1.04)	$(3.58)
Diluted earnings per common
share (1)	$0.64	$0.67	$0.72	$(1.04)	$(3.58)
Dividends declared per common share	$0.20	$0.08	$-	$-	$-
Book value per common share (1)	$9.57	$8.89	$8.89	$8.11	$8.91
Weighted average common shares
outstanding-basic (1)	20,957,702	20,867,064	20,786,806	12,988,346	10,334,256
Weighted average common shares
outstanding-diluted (1)	21,086,543	20,951,237	20,878,251	12,988,346	10,334,256
Common shares outstanding
at end of period (1)	21,628,873	21,303,707	21,169,521	21,087,324	10,705,990
_______________
(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010

	(In thousands, except share data and ratios)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,441	$28,077	$163,217	$109,225	$141,465
Time deposits with banks	-	-	8,000	-	-
Total investments	449,482	442,300	458,923	386,141	418,668
Net loans (including loans held for sale)	1,518,944	1,299,419	1,133,607	1,063,479	1,171,711
Total assets	2,124,778	1,911,032	1,886,938	1,689,668	1,870,052
Deposits	1,685,324	1,528,457	1,454,756	1,313,786	1,462,351
Debt	219,582	180,058	218,442	168,033	234,591
Stockholders' equity	206,939	189,394	188,200	171,011	160,283

Selected Other Balance Sheet Data:
Average assets	2,001,552	1,863,578	1,749,115	1,768,932	1,992,022
Average earning assets	1,882,194	1,755,693	1,644,898	1,658,683	1,854,030
Average stockholders' equity	201,082	189,534	179,300	165,801	190,626

Selected Financial Ratios:
Return on average assets (a)	0.68%	0.75%	0.86%	0.36%	(1.57)%
Return on average equity (b)	6.72%	7.40%	8.40%	3.83%	(16.44)%
Net interest margin (c)	3.66%	3.62%	3.67%	3.61%	3.47%
Efficiency ratio (tax equivalent) (d)	65.56%	66.79%	77.05%	77.75%	92.84%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	0.70%	1.04%	1.78%	3.30%	6.13%
Nonperforming loans to loans, net
of unearned loan fees	0.82%	1.17%	1.20%	2.44%	7.53%
Allowance for loan losses to total loans,
net of unearned loan fees, held
for investment	1.46%	1.59%	2.17%	3.16%	3.91%
Allowance for loan losses to
nonperforming loans, held
for investment	178.25%	135.73%	180.67%	129.30%	60.64%
Net charge-offs to average loans, held
for investment	(0.10)%	0.36%	0.68%	1.57%	2.86%

(a)	Return on average assets is determined by dividing net income (loss) by average assets.
(b)	Return on average stockholders’ equity is determined by dividing net income (loss) by average stockholders’ equity.
(c)	Net interest margin is determined by dividing net interest income by average interest-earning assets.
(d)

Efficiency ratio is determined by dividing total noninterest expense less intangible amortization expense, less select nonrecurring charges, by an amount equal to net interest income plus noninterest income, plus incremental tax benefit from tax exempt bonds and bank-owned life insurance.

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of two investment management firms, Private Capital Management LLC (“PCM”) and Cherry Hills Investment Advisors Inc. (“CHIA”).

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services include accepting demand and time deposits and originating real estate loans (including construction loans), commercial loans, SBA guaranteed loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to building growth organically through our existing branches, we seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to our existing footprint, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances we may seek to acquire financial institutions that may be located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

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

Allowance for Loan Losses

Our loan portfolio represents the largest category of assets on our balance sheet. We estimate probable incurred losses in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio and is increased by the provision for loan losses charged to expense and reduced by credit provisions and loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, we adjust the allowance for loan losses accordingly.

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when the present value of expected cash flows or value of underlying collateral does not support the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates by portfolio segment to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and types of loans we make, volume and severity of identified classified loans, economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, management continually assesses the risk profile of our loan portfolio and adjusts it when appropriate. Despite the fact that we have these preventative procedures in place, there still exists the possibility that our assessment could prove to be incorrect and thus require an immediate adjustment to the allowance for loan losses.

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

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for the periods indicated:

Table 1

				Change
	Year Ended December 31,			Favorable (Unfavorable)
	2014	2013	2012	2014 v 2013	2013 v 2012

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$75,520	$70,638	$69,565	$4,882	$1,073
Interest expense	6,707	7,068	9,154	361	2,086
Net interest income	68,813	63,570	60,411	5,243	3,159
Provision (credit) for
loan losses	14	296	(2,000)	282	(2,296)
Net interest income after
provision for loan losses	68,799	63,274	62,411	5,525	863
Noninterest income	16,695	13,799	13,591	2,896	208
Noninterest expense	65,746	56,688	64,114	(9,058)	7,426
Income before income taxes	19,748	20,385	11,888	(637)	8,497
Income tax expense (benefit)	6,236	6,356	(3,171)	(120)	(9,527)
Net income	$13,512	$14,029	$15,059	$(517)	$(1,030)

Common Share Data:
Basic earnings per common
share	$0.64	$0.67	$0.72	$(0.03)	$(0.05)
Diluted earnings per common
share	$0.64	$0.67	$0.72	$(0.03)	$(0.05)
Average common shares
outstanding	20,957,702	20,867,064	20,786,806	90,638	80,258
Diluted average common
shares outstanding	21,086,543	20,951,237	20,878,251	135,306	72,986
Average equity to average
assets	10.05%	10.17%	10.25%	(1.2)%	(0.8)%
Return on average equity	6.72%	7.40%	8.40%	(9.2)%	(11.9)%
Return on average assets	0.68%	0.75%	0.86%	(9.3)%	(12.8)%
Dividend payout ratio	31.01%	11.16%	-%	177.9%	N/M

(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.
N/M=not meaningful

	Year Ended December 31,			Percent Change
	2014	2013	2012	2014 v 2013	2013 v 2012
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.85%	14.96%	16.27%	(7.4)%	(8.1)%
Leverage ratio	11.10%	11.49%	11.93%	(3.4)%	(3.7)%
Loans(1), net of unearned loan fees
to deposits	91.46%	86.36%	79.65%	5.9%	8.4%
Allowance for loan losses to
loans(1), net of unearned loan fees	1.46%	1.59%	2.17%	(8.2)%	(26.7)%
Allowance for loan losses to
nonperforming loans	178.25%	135.73%	180.67%	31.3%	(24.9)%
Classified assets to allowance
and Tier 1 capital (2)	11.08%	12.74%	25.16%	(13.0)%	(49.4)%
Noninterest bearing deposits to
total deposits	38.81%	36.92%	38.78%	5.1%	(4.8)%
Time deposits to total deposits	11.38%	11.78%	13.16%	(3.4)%	(10.5)%

(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

2014 Compared to 2013

The Company’s net income for 2014 declined by $0.5 million to $13.5 million compared to $14.0 million for the year ended December 31, 2013. Earnings per basic and diluted common share declined to $0.64 for the year ended December 31, 2014 as compared to $0.67 for the year ended December 31, 2013.

The decrease in net income in 2014, as compared to 2013, was primarily due to a $9.1 million increase in noninterest expense, partially offset by a $5.2 million increase in net interest income and a $2.9 million increase in noninterest income. The increase in noninterest expense in 2014 was mostly due to a $4.8 million increase in prepayment penalties on the extinguishment of long-term debt, a $3.2 million increase in salaries and employee benefits and a $1.5 million increase in OREO expense. The increase in the prepayment penalties on the extinguishment of long-term debt was primarily driven by a $5.5 million prepayment on Federal Home Loan Bank (“FHLB”) term advances in 2014. The increase in salaries and employee benefits consisted of a $1.5 million increase in salaries, a $1.3 million increase in equity compensation, and a $0.4 million increase in costs related to our self-funded medical insurance plan. The increase in OREO expense was mostly related to higher net gains on sale of OREO in 2013. The $5.2 million increase in net interest income was the result of a $4.9 million increase in interest income; driven by a $181.8 million increase in average loan balances during 2014 and a $0.4 million decrease in interest expense; mostly due to the early redemption of $15.0 million in Trust Preferred Securities (“TruPS”) during 2013 combined with a two basis point decline in the cost of interest bearing deposits. Finally, the $2.9 million increase in noninterest income in 2014 as compared to 2013 included a $1.5 increase in investment management and trust income; attributable to growth in investment management income generated by PCM and the July 2014 acquisition of CHIA; a $0.4 million increase in card interchange income, $0.3 million increases in both customer interest rate swap income and the cash surrender value of bank-owned life insurance (“BOLI”) and $0.2 million increase in deposit service charges.

The Company’s total risk-based capital ratio was 13.85% at December 31, 2014 as compared to 14.96% at December 31, 2013. The decrease in the Company’s total risk-based capital ratio was primarily due to an increase in risk-weighted assets attributable to loan growth during 2014.

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

The decrease in net income in 2013, as compared to 2012, was primarily due to a $9.5 million increase in income tax expense, due to the absence of a provision for income taxes in the first half of 2012 and the related valuation allowance reversal effective June 30, 2012; a $2.3 million increase in the provision for loan losses; and a $2.5 million decrease in gains recognized from the sale of securities. These fluctuations were mostly offset by a $3.2 million increase in net interest income, due to a $1.1 million increase in interest income and a $2.1 million decrease in interest expense; a $1.2 million increase in investment management and trust fees; a $0.5 million increase in gains on the sale of SBA loans, due to an increased volume of loan sales; a $0.4 million increase in BOLI income, attributable to the first quarter 2013 purchase of $15.0 million in BOLI; a $0.8 million increase in deposit service charges; a $5.5 million reduction in OREO related expenses, primarily resulting from an increase in net gains recognized upon the disposition of OREO; and a $2.8 million reduction in branch-related impairment charges, due to the closure of two branch facilities in 2012.

The Company had a deferred tax asset valuation allowance of $6.6 million at December 31, 2011. In June 2012 the remaining valuation allowance of $5.7 million was reversed based on the Company’s determination that it was more likely than not that the entire deferred tax asset would be realized. The Company resumed the accrual of income tax in the third quarter 2012 at an effective tax rate of 31.5%, and during 2013 the Company recorded income tax at an effective rate of 31.2%.

The Company’s total risk-based capital ratio was 14.96% at December 31, 2013 as compared to 16.27% at December 31, 2012. The decrease in the Company’s total risk-based capital ratio was primarily due to the early redemption of $15.0 million in TruPS in 2013 and an increase in risk-weighted assets mostly attributable to loan growth during 2013.

Credit quality measures improved in 2013, as evidenced by the 49.4% reduction in the classified asset ratio from 25.2% at December 31, 2012 to 12.7% at December 31, 2013.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income	$68,813	$63,570	$60,411
Interest rate spread	3.45%	3.40%	3.37%
Net interest margin	3.66%	3.62%	3.67%
Net interest margin, fully tax
equivalent	3.74%	3.72%	3.77%

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

Table 3

	Year Ended December 31,
	2014			2013
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,419,483	$62,819	4.43%	$1,237,697	$57,435	4.64%
Investment securities (1)
Taxable	363,768	9,178	2.52%	391,627	9,432	2.41%
Tax-exempt	79,803	2,708	3.39%	77,703	2,990	3.85%
Bank Stocks (4)	15,880	807	5.08%	16,252	664	4.09%
Other earning assets	3,260	8	0.25%	32,414	117	0.36%
Total interest-earning assets	1,882,194	75,520	4.01%	1,755,693	70,638	4.02%
Non-earning assets:
Cash and due from banks	25,005			13,453
Other assets	94,353			94,432
Total assets	$2,001,552			$1,863,578

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$342,696	$341	0.10%	$319,421	$359	0.11%
Money market	344,165	802	0.23%	321,641	977	0.30%
Savings	123,201	135	0.11%	107,273	137	0.13%
Time certificates of deposit	187,121	1,186	0.63%	185,912	1,017	0.55%
Total interest-bearing deposits	997,183	2,464	0.25%	934,247	2,490	0.27%
Borrowings:
Repurchase agreements	24,399	40	0.16%	36,357	49	0.13%
Federal funds purchased (5)	2	-	0.77%	37	-	0.78%
Subordinated debentures	25,774	800	3.10%	28,344	1,122	3.96%
Borrowings	157,587	3,403	2.16%	144,692	3,407	2.35%
Total interest-bearing liabilities	1,204,945	6,707	0.56%	1,143,677	7,068	0.62%
Noninterest bearing liabilities:
Demand deposits	585,671			521,876
Other liabilities	9,854			8,491
Total liabilities	1,800,470			1,674,044
Stockholders' Equity	201,082			189,534
Total liabilities and stockholders' equity	$2,001,552			$1,863,578

Net interest income		$68,813			$63,570
Net interest margin			3.66%			3.62%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.74% and 3.72% for the years ended December 31, 2014 and 2013, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2) The loan average balances and yields include nonaccrual loans.
(3) Net loan fees of $1.2 million for each of the years ended December 31, 2013 and December 31, 2012, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the years ended December 31, 2014 and 2013 rounded to zero.

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

Table 4

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Net Change	Rate	Volume

Interest income:
Gross Loans, net of unearned
loan fees	$5,384	$(2,481)	$7,865
Investment Securities
Taxable	(254)	417	(671)
Tax-exempt	(282)	(366)	84
Bank Stocks	143	158	(15)
Other earning assets	(109)	(29)	(80)
Total interest income	4,882	(2,301)	7,183

Interest expense:
Deposits:
Interest-bearing demand
and NOW	(18)	(49)	31
Money market	(175)	(250)	75
Savings	(2)	(22)	20
Time certificates of deposit	169	162	7
Repurchase agreements	(9)	17	(26)
Subordinated debentures	(322)	(227)	(95)
Borrowings	(4)	(308)	304
Total interest expense	(361)	(677)	316
Net interest income	$5,243	$(1,624)	$6,867

2014 Compared to 2013

For the year ended December 31, 2014, the Company’s net interest income increased by $5.2 million to $68.8 million as compared to $63.6 million for the year ended December 31, 2013. This increase in net interest income during 2014 was attributable to a $6.9 million favorable volume variance partially offset by a $1.6 million unfavorable rate variance.

The favorable volume variance of $6.9 million in 2014 as compared to 2013 was primarily the result of a $7.2 million favorable volume variance related to average earning assets partially offset by a $0.3 million unfavorable volume variance on interest bearing liabilities. The favorable volume variance in interest-earning assets was mostly attributable to a $181.8 million increase in average loan balances, partially offset by a $26.1 million decrease in average investments. The unfavorable volume variance in interest-bearing liabilities was primarily due to a $12.9 million increase in average borrowings during 2014.

The $1.6 million unfavorable rate variance in 2014, as compared to 2013 was the result of an unfavorable rate variance of $2.3 million related to our earning assets, partially offset by a favorable rate variance of $0.7 million related to our interest-bearing liabilities. The unfavorable rate variance in earning assets was primarily due to a 21 basis point decline in average loan yields. The decline in loan yields was primarily due to lower rates on new and renewing loans, which had a more pronounced impact due to the 16.7% loan growth recognized during 2014, and reflects the extremely competitive interest rate environment. The unfavorable rate variance in average earning assets was partially offset by a six basis point decline in our cost of funds during the year, from 0.62% in 2013 to 0.56% in 2014. This decline was mostly due to the March 2013 early redemption of high-cost TruPS and the related subordinated debentures, a 19 basis point decline in the average cost of borrowings and a two basis point decline in the average cost of our deposits. We expect that prepayment on the FHLB term advances in the fourth quarter 2014 will reduce interest expense by approximately $2.5 million annually, assuming no changes in current interest rates.

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

Table 5

	Year Ended December 31,
	2013			2012
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,237,697	$57,435	4.64%	$1,110,267	$57,326	5.16%
Investment securities (1)
Taxable	391,627	9,432	2.41%	333,977	8,746	2.62%
Tax-exempt	77,703	2,990	3.85%	56,680	2,558	4.51%
Bank Stocks (4)	16,252	664	4.09%	14,583	631	4.33%
Other earning assets	32,414	117	0.36%	129,391	304	0.23%
Total interest-earning assets	1,755,693	70,638	4.02%	1,644,898	69,565	4.23%
Non-earning assets:
Cash and due from banks	13,453			8,373
Other assets	94,432			95,844
Total assets	$1,863,578			$1,749,115

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$319,421	$359	0.11%	$280,153	$453	0.16%
Money market	321,641	977	0.30%	295,613	1,061	0.36%
Savings	107,273	137	0.13%	97,263	145	0.15%
Time certificates of deposit	185,912	1,017	0.55%	194,230	1,219	0.63%
Total interest-bearing deposits	934,247	2,490	0.27%	867,259	2,878	0.33%
Borrowings:
Repurchase agreements	36,357	49	0.13%	41,953	67	0.16%
Federal funds purchased (5)	37	-	0.78%	2	-	0.97%
Subordinated debentures (6)	28,344	1,122	3.96%	45,506	2,882	6.33%
Borrowings	144,692	3,407	2.35%	110,172	3,327	3.02%
Total interest-bearing liabilities	1,143,677	7,068	0.62%	1,064,892	9,154	0.86%
Noninterest bearing liabilities:
Demand deposits	521,876			496,940
Other liabilities	8,491			7,983
Total liabilities	1,674,044			1,569,815
Stockholders' Equity	189,534			179,300
Total liabilities and stockholders' equity	$1,863,578			$1,749,115

Net interest income		$63,570			$60,411
Net interest margin			3.62%			3.67%

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

Table 6

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of unearned
loan fees	$109	$(6,471)	$6,580
Investment Securities
Taxable	686	(597)	1,283
Tax-exempt	432	(285)	717
Bank Stocks	33	(31)	64
Other earning assets	(187)	102	(289)
Total interest income	1,073	(7,282)	8,355

Interest expense:
Deposits:
Interest-bearing demand
and NOW	(94)	(174)	80
Money market	(84)	(197)	113
Savings	(8)	(23)	15
Time certificates of deposit	(202)	(151)	(51)
Repurchase agreements	(18)	(10)	(8)
Federal funds purchased	-	-	-
Subordinated debentures	(1,760)	(877)	(883)
Borrowings	80	(189)	269
Total interest expense	(2,086)	(1,621)	(465)
Net interest income	$3,159	$(5,661)	$8,820

2013 Compared to 2012

For the year ended December 31, 2013, the Company’s net interest income increased by $3.2 million to $63.6 million as compared to $60.4 million for the year ended December 31, 2012. This increase in net interest income during 2013 was attributable to an $8.8 million favorable volume variance partially offset by a $5.7 million unfavorable rate variance.

The favorable volume variance of $8.8 million in 2013, as compared to 2012 was primarily the result of an $8.4 million favorable volume variance related to average earning assets, combined with a $0.5 million favorable volume variance on interest-bearing liabilities. The favorable volume variance in interest-earning assets was mostly attributable to a $127.4 million increase in average loan balances and an $80.3 million increase in average investments. The favorable volume variance in interest-bearing liabilities was primarily comprised of a $0.9 million favorable volume variance in subordinated debentures, attributable to the March 2013 redemption of $15.0 million in high-cost TruPS and the related subordinated debentures, partially offset by unfavorable volume variances in deposits and borrowings.

The $5.7 million unfavorable rate variance in 2013 as compared to 2012 was the result of an unfavorable rate variance of $7.3 million related to our interest-earning assets, partially offset by a favorable rate variance of $1.6 million related to our interest-bearing liabilities. The unfavorable rate variance in interest-earning assets was primarily due to a 52 basis point decline in average loan yields and a 26 basis point decline in average investment yields. The decline in loan yields was primarily due to lower rates on new and renewing loans.  The average yield on investment securities declined due to the acceleration of prepayments on mortgage-backed securities and early calls on TruPS in addition to a reduction in market interest rates, exacerbated by the $80.3 million increase in average investment balances during the year. The unfavorable rate variance in average earning assets was partially offset by a 24 basis point decline in our cost of funds during the year, from 0.86% in 2012 to 0.62% in 2013. This decline was mostly due to the March 2013 early redemption of high-cost TruPS and the related subordinated debentures in addition to a four basis point decline in the average cost of our deposits.

As further described under “Borrowings - Subordinated Debentures and Trust Preferred Securities” during March of 2013 we redeemed the CenBank Statutory Trust I issuance of $10.3 million with a fixed rate of 10.6% and the CenBank Statutory Trust II issuance of $5.2 million with a fixed rate of 10.2% and paid an aggregate pre-payment penalty of $629,000

Provision for Loan Losses

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

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Financial Condition – Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Financial Condition—Nonperforming Assets and Other Impaired Loans” below.

2014 Compared to 2013

The provision for loan losses was $0.3 million in 2013 compared to an immaterial provision for loan losses in 2014. The provision recognized in 2014 was comprised of a $1.8 million increase in the general component of our allowance for loan losses, offset by $0.3 million reduction in provision on loans specifically provided for and $1.5 million in net recoveries as of December 31, 2014. The increase in the general component of the allowance for loan losses was primarily attributable to the growth in loans during 2014 combined with increased real estate concentration,  and partially offset by the continued overall improvement in credit quality throughout 2014. During 2014, net recoveries were $1.5 million, as compared to $4.4 million in net charge-offs during 2013. The Company determined that the provision for loan losses recorded during 2014 was necessary to maintain our allowance for loan losses at an adequate level for the probable incurred losses in the loan portfolio as of December 31, 2014.

As a percentage of loans, our allowance decreased to 1.46% at December 31, 2014, as compared to 1.59% at December 31, 2013. The decrease in the allowance as a percentage of total loans during 2014 as compared to the prior year was the result of 16.7% in loan growth during the year. The ratio of allowance for loan losses to nonperforming loans increased to 178.25% at December 31, 2014 from 135.73% at December 31, 2013, primarily as a result of a $2.9 million decrease in nonperforming loans and a $1.5 million increase in the allowance for loan losses.

2013 Compared to 2012

The provision for loan losses increased by $2.3 million from a $2.0 million credit provision in 2012 to a provision for loan losses of $0.3 million in 2013.

The $0.3 million provision recognized in 2013 was comprised of a $2.3 million provision on loans specifically provided for offset by a $2.0 million decrease in the general component of our allowance for loan losses as of December 31, 2013 compared to December 31, 2012. The decrease in the general component of the allowance for loan losses during 2013 was primarily attributable to the overall improvement in credit quality throughout 2013, partially offset by the growth in loans. During 2013, net charge-offs were $4.4 million, as compared to $7.5 million during 2012 and $17.4 million during 2011. The Company determined that the net provision for loan losses recorded during 2013 was necessary to maintain our allowance for loan losses at an adequate level for the probable incurred losses in the loan portfolio as of December 31, 2013. As a percentage of loans, our allowance decreased to 1.59% at December 31, 2013, as compared to 2.17% at December 31, 2012. The ratio of allowance for loan losses to nonperforming loans decreased to 135.73% at December 31, 2013 from 180.67% at December 31, 2012, primarily as a result of the migration of a $10.3 million out-of-state loan participation into nonaccrual status during 2013. The decrease in the allowance as a percentage of total loans during 2013 as compared to the prior year was the result of continued improvement in credit quality offset by loan growth during the year.

Noninterest Income

The following table presents the major categories of noninterest income for 2014 and the preceding two years:

Table 7

	Year Ended December 31,			Change - Increase / (Decrease)
	2014	2013	2012	2014 v 2013	2013 v 2012

	(In thousands)
Noninterest income:
Deposit service and other fees	$9,066	$8,825	$8,158	$241	$667
Investment management and trust	4,380	2,904	1,751	1,476	1,153
Increase in cash surrender value of
life insurance	1,295	1,018	576	277	442
Gain (loss) on sale of securities	28	(11)	2,527	39	(2,538)
Gain on sale of SBA loans	798	725	203	73	522
Other	1,128	338	376	790	(38)
Total noninterest income	$16,695	$13,799	$13,591	$2,896	$208

2014 Compared to 2013

Noninterest income increased by $2.9 million in 2014 compared to 2013. The increase in noninterest income during 2014 was primarily the result of a $1.5 million increase in investment management and trust income, a $0.4 million increase in card interchange income, $0.3 million increases in customer interest rate swap income and BOLI income and a $0.2 million increase in deposit service charges as compared to 2013. The increase in investment management and trust income was primarily attributable to the growth in assets under management (“AUM”) to $683.1 million at December 31, 2014 as compared to $463.0 million at December 31, 2013. The total AUM at December 31, 2014 of $683.1 million was comprised of $324.6 million attributable to PCM, $186.2 million attributable to CHIA and $172.3 million attributable to our trust department. The increase in card interchange income was due to increased card transaction activity as compared to the prior year. The increase in customer interest rate swap income was due to an increase in the establishment of new back-to-back swap agreements on behalf of our customers. The increase in BOLI income during 2014, as compared to the prior year was due to the purchase of additional BOLI contracts during the second quarter 2013 and the fourth quarter 2014.

2013 Compared to 2012

Noninterest income increased by $0.2 million in 2013 as compared to 2012. The increase in noninterest income during 2013 was primarily the result of a $1.1 million increase in investment management and trust income, a $0.7 million increase in deposit service charges, a $0.5 million increase in gains on sale of SBA loans and a $0.4 million increase in BOLI income as compared to the prior year. These increases were mostly offset by a $2.5 million decrease in gains recognized on the sale of securities. The increase in investment management and trust income was primarily attributable to the growth in AUM to $463.0 million at December 31, 2013 as compared to $342.7 million at December 31, 2012, in addition to reflecting an entire year’s worth of income generated by PCM which we acquired in July 2012. The total AUM at December 31, 2013 was comprised of $272.4 million of AUM attributable to PCM and $190.6 million attributable to our trust department. The increase in deposit service charges was primarily attributable to service fee increases, including commercial analysis fees, implemented during the second quarter of 2013. The increase in gains on sale of SBA loans reflects management’s continued focus to grow income in this area, while the growth in BOLI income reflects the purchase of $15.0 million in additional insurance contracts during the second quarter 2013.

Noninterest Expense

The following table presents the major categories of noninterest expense for 2014 and the preceding two years:

Table 8

	Year Ended December 31,			Change - Increase / (Decrease)
	2014	2013	2012	2014 v 2013	2013 v 2012

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$32,766	$29,581	$26,769	$3,185	$2,812
Occupancy expense	6,308	6,289	7,253	19	(964)
Furniture and equipment	2,759	2,943	3,143	(184)	(200)
Amortization of intangible assets	2,506	2,818	3,138	(312)	(320)
Other real estate owned	367	(1,160)	4,370	1,527	(5,530)
Insurance and assessment	2,355	2,519	3,137	(164)	(618)
Professional fees	3,520	3,618	4,089	(98)	(471)
Prepayment penalty on debt extinguishment	5,459	629	-	4,830	629
Impairment of long-lived assets	186	-	2,750	186	(2,750)
Other general and administrative	9,520	9,451	9,465	69	(14)
Total noninterest expense	$65,746	$56,688	$64,114	$9,058	$(7,426)

2014  Compared to 2013

Noninterest expense was $65.7 million for the year ended December 31, 2014 as compared to $56.7 million for the year ended December 31, 2013. The $9.1 million increase in noninterest expense consisted of a $4.8 million increase in prepayment penalties on long term debt, a $3.2 million increase in salaries and employee benefits, a $1.5 million increase in OREO expenses and a $0.3 million decrease in amortization of intangible assets.

The increase in prepayment penalties on long term debt was a result of a $5.5 million prepayment penalty on FHLB term advances during the fourth quarter 2014, partially offset by a $0.6 million prepayment penalty on the early redemption of certain TruPS during the first quarter 2013.

Salaries and employee benefits increased during 2014 primarily due to a $1.5 million increase in salaries, a $1.3 million increase in equity compensation and a $0.4 million increase in costs related to our self-funded medical insurance plan. The increase in salaries was impacted by the addition of 11 new full-time equivalent employees during 2014, primarily commercial bankers, business development officers, CHIA officers and staff and compliance employees. The increase in our equity compensation expense was the result of new shares issued in the first quarter 2014 combined with a reduction in equity compensation expense during the fourth quarter 2013 related to an adjustment in the expected vesting of certain performance-based shares. The increase in the cost of our self-funded medical insurance plan was primarily due to an increase in claims paid during 2014 as compared to the prior year.

OREO expense increased from a negative $1.2 million during 2013 to $0.4 million during 2014. The increase was mostly related to higher net gains on sales of OREO during 2013.

Amortization expense decreased in 2014 by $0.3 million as a result of accelerated amortization methods. Amortization expense is projected to decrease by $0.5 million in 2015 as compared to 2014 as presented in Note 7, Other Intangible Assets, to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”.

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

Salaries and employee benefit expenses increased $2.8 million as compared to prior year primarily due to a $1.6 million increase in incentive compensation, including equity compensation expense. The increase in incentive compensation was primarily attributable to improvement in the Company’s performance measures under our cash incentive compensation plans and the grant of additional restricted stock awards in the first quarter 2013. Additionally, base salaries increased by $0.6 million and employee benefit expense increased by $0.6 million.  Average full-time equivalent employees (“FTE”) remained relatively stable at 363 for the year ended December 31, 2013 as compared to 362 for the same period last year; however, FTEs primarily focused on commercial banking have increased, while FTEs focused on retail banking have declined.

Professional fees decreased $0.5 million during 2013, primarily due to reduced legal expenses related to various workout related matters as overall asset quality continued to improve.

Amortization expense decreased in 2013 by $0.3 million as a result of accelerated amortization methods.

Income Taxes

2014 Compared to 2013

During the year ended December 31, 2014 income tax expense of $6.2 million was recognized compared to $6.4 million recognized in the year ending December 31, 2013.

The effective tax rate in 2014 was 31.6% compared to 31.2% in 2013. In 2014, the primary differences between the statutory rate of approximately 38.0% and the effective tax rate were tax-exempt income and state taxes. For further information regarding differences between the expected tax rate and the actual tax rate, see Note 11, Income Taxes under Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.

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

Financial Condition

At December 31, 2014, the Company had total assets of $2.1 billion, compared to $1.9 billion at December 31, 2013, representing a year-over-year increase of $213.7 million. As compared to December 31, 2013, total assets reflects an increase in net loans (including loans held for sale) of $221.0 million, or 16.7%, an increase of $11.0 million in BOLI and an increase of $7.2 million in investments. These increases were partially offset by a $21.9 million decrease in securities sold or called, not yet settled.

The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$32,441	$28,077	$163,217
Time deposits with banks	-	-	8,000
Total investments	449,482	442,300	458,927
Total loans	1,541,434	1,320,424	1,158,749
Total assets	2,124,778	1,911,032	1,886,938
Earning assets	1,992,199	1,763,608	1,780,447
Deposits	1,685,324	1,528,457	1,454,756

Loans

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 10

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and
residential
real estate	$1,049,315	68.1%	$866,507	65.6%	$737,537	63.6%	$712,368	64.8%	$678,556	56.2%
Construction	66,634	4.3%	77,657	5.9%	72,842	6.3%	44,087	4.0%	57,351	4.8%
Commercial	324,057	21.0%	271,843	20.6%	237,199	20.4%	223,479	20.3%	350,725	29.1%
Consumer	60,155	3.9%	60,932	4.6%	63,095	5.4%	67,538	6.1%	78,871	6.5%
Other	41,652	2.7%	43,821	3.3%	49,667	4.3%	52,495	4.8%	40,903	3.4%
Total gross loans	1,541,813	100.0%	1,320,760	100.0%	1,160,340	100.0%	1,099,967	100.0%	1,206,406	100.0%
Less: Allowance for
loan losses	(22,490)		(21,005)		(25,142)		(34,661)		(47,069)
Unearned loan
fees	(379)		(843)		(1,591)		(1,827)		(1,826)
Net loans, held
for investment	$1,518,944		$1,298,912		$1,133,607		$1,063,479		$1,157,511

For the year ended December 31, 2014, loans held for investment, net of unearned loan fees increased by $221.1 million. The 2014 net loan growth was primarily comprised of a $182.8 million increase in commercial and residential real estate loans and a $52.2 million increase in commercial loans. The growth in loans was primarily the result of new customer relationships and utilization of existing lines of credit.

At December 31, 2014, the overall loan portfolio included 30.7% owner-occupied properties, including commercial and residential real estate; 17.8% retail and industrial properties; 9.6% office properties, 9.5% other commercial real estate properties; and 5.5% multi-family properties. We continue to have capacity to extend additional credit on commercial real estate loans and closely monitor the regulatory concentration ratios to ensure we remain in compliance with the regulatory guidance discussed below.

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

The Bank’s total reported loans for construction, land development and other land represented 49% of capital at December 31, 2014 as compared to 55% of capital at December 31, 2013.This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. Further, the Bank’s total reported commercial real estate loans to total capital is 324% at December 31, 2014, as compared to 296% of capital at December 31, 2013.  This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans; however, the amount by which the ratio exceeds the guideline consists of loans with a better quality risk rating, supported by significantly better credit metrics in comparison to the Bank’s underwriting guidelines. The Bank’s commercial real estate portfolio increased by 49.4% in the preceding 36 months. As of December 31, 2014, we have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards.  Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

As mentioned above, our commercial loans grew $52.2 million during 2014, or 19.2%. We continue to focus on growing this area of our business.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At December 31, 2014, we did not have any significant concentrations in any particular industry.

Loan maturities

The following table shows the amounts of loans held for investment outstanding at December 31, 2014, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Borrowers have the right to prepay their loans with or without penalty, based on their specific loan agreement provisions. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes unearned loan fees and loans held for sale.

Table 11

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate

	(In thousands)
Commercial and residential
real estate	$163,947	$413,861	$471,507	$1,049,315	$617,574	$267,794
Construction	34,784	30,815	1,035	66,634	6,899	24,951
Commercial	129,787	140,314	53,956	324,057	114,862	79,408
Consumer	2,171	20,505	37,479	60,155	11,126	46,858
Other	6,737	8,765	26,150	41,652	9,273	25,642
Total gross loans	$337,426	$614,260	$590,127	$1,541,813	$759,734	$444,653

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

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 12

	December 31,
	2014	2013

	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans, not restructured	$941	$12,371
Nonperforming troubled debt restructurings	11,676	3,105
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	$12,617	$15,476
Other real estate owned and foreclosed assets	2,175	4,493
Total nonperforming assets	$14,792	$19,969

Impaired Loans:
Nonperforming loans	$12,617	$15,476
Performing troubled debt restructurings	14,227	6,227
Allocated allowance for loan losses	(227)	(565)
Net investment in impaired loans	$26,617	$21,138

Impaired loans with a valuation allowance	$10,880	$4,362
Impaired loans without a valuation allowance	15,964	17,341
Total impaired loans	$26,844	$21,703
Valuation allowance related to impaired loans	$227	$565
Valuation allowance as a percent of impaired loans	0.85%	2.60%

Nonaccrual loans to loans(1), net of unearned loan fees	0.82%	1.17%
Nonperforming assets to total assets	0.70%	1.04%
Allowance for loan losses to nonperforming loans	178.25%	135.73%
____________________
(1)Loans held for investment

At December 31, 2014, nonperforming assets had decreased $5.2 million, or 25.9%, to $14.8 million from $20.0 million at December 31, 2013. The decline in nonperforming assets during 2014 reflects our continued efforts to expeditiously workout nonperforming loans and OREO properties while seeking to maximize sale proceeds.  During 2014 we sold several OREO properties, including the largest two OREO properties in our portfolio as of December 31, 2013 valued at approximately $1.7 million, in addition to reductions in our nonaccrual loans as a result of payoffs. Nonperforming loans at December 31, 2014 included a single out-of-state participation with a balance of $9.9 million.

At December 31, 2014, nonperforming loans were primarily comprised of approximately $12.4 million in commercial real estate loans (including the out-of-state participation detailed above). At December 31, 2013, nonperforming loans included approximately $12.2 million in commercial real estate loans and $1.0 million in residential construction, land and land development loans.

Our loss exposure on nonperforming loans is mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is computed based upon the related collateral value of the loans if the loan is collateral-dependent or based on the present value of expected cash flows if the loan does not qualify as collateral-dependent. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical collateral dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the client and the client’s business. Management reviews all real estate loan relationships in excess of $500,000 annually, or more frequently where risk categories or property conditions suggest a potentially significant decline in the property’s value. If management determines that such a decline exists, we obtain an updated appraisal. Similarly, upon the renewal, extension or refinancing of a real estate loan, we obtain an appraisal when management determines that there has been a significant decline in value. Appraisals are required in compliance with bank policy and applicable regulations. Generally speaking, appraisals are required for all new commercial real estate loans or loans secured by residential property in excess of $250,000; new business loans secured by real estate in excess of $1,000,000; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000. If an appraisal is not required, an internal evaluation is completed.

At December 31, 2014, approximately $1.0 in additional funds was committed to be advanced in connection with a single performing impaired loan.

Additionally, at December 31, 2014, the book value of loans modified in troubled debt restructurings was $25.9 million compared to $9.3 million for 2013, $8.5 million for 2012, $11.7 million for 2011  and $23.6 million for 2010.

OREO was $2.2 million at December 31, 2014,  as compared to $4.5 million at December 31, 2013. The balance at December 31, 2014 was comprised of 6 separate properties of which $1.8 million was land and $0.4 million was commercial real estate. The balance at December 31, 2013 was comprised of 12 separate properties of which $2.9 million was land and $1.6 million was commercial real estate.

The following table presents our nonperforming assets (including classified loans held for sale) at the dates indicated:

Table 13

	At December 31,
	2014	2013	2012	2011	2010

	(Dollars in thousands)
Nonaccrual loans, not restructured	$941	$12,371	$9,033	$15,109	$63,716
Nonperforming troubled debt restructurings	11,676	3,105	4,659	11,692	24,788
Accruing loans past due 90 days or more	-	-	224	6	3,317
Total nonperforming loans (NPLs)	12,617	15,476	13,916	26,807	91,821
Other real estate owned and foreclosed assets	2,175	4,493	19,580	29,027	22,898
Total nonperforming assets (NPAs)	$14,792	$19,969	$33,496	$55,834	$114,719

Performing troubled debt restructurings	$14,227	$6,227	$3,838	$-	$-

Selected ratios:
NPLs to loans, held for investment, net
of unearned loan fees	0.82%	1.17%	1.20%	2.44%	7.53%
NPAs to total assets	0.70%	1.04%	1.78%	3.30%	6.13%

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

At December 31, 2014, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, had declined to $2.5 million as compared to $5.7 million at December 31, 2013; $24.3 million at December 31, 2012; $25.9 million at December 31, 2011 and $51.2 million at December 31, 2010.

The following table provides the allowance for loan losses allocated to troubled debt restructurings at the dates indicated:

Table 14

	December 31,
	2014	2013

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$14,227	$6,227
Allocated allowance for loan losses
on performing TDRs	(186)	(64)
Net investment in performing TDRs	$14,041	$6,163

Nonperforming TDRs	$11,676	$3,105
Allocated allowance for loan losses
on nonperforming TDRs	(22)	(271)
Net investment in nonperforming TDRs	$11,654	$2,834

The following table provides a rollforward of troubled debt restructurings for the years ended December 31, 2014 and December 31, 2013:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2013	$3,838	$4,659	$8,497
Principal repayments / advances	(1,333)	(907)	(2,240)
Charge-offs, net	(174)	(1,343)	(1,517)
New modifications	6,463	1,572	8,035
Transfers	(2,567)	(876)	(3,443)
Balance at December 31, 2013	$6,227	$3,105	$9,332
Principal repayments / advances	(4,548)	(1,714)	(6,262)
Charge-offs, net	-	(58)	(58)
New modifications	12,629	10,327	22,956
loans removed from TDR Status	(65)	-	(65)
Transfers	(16)	16	-
Balance at December 31, 2014	$14,227	$11,676	$25,903

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

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of impaired loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(In thousands)
Balance, beginning of period	$21,005	$25,142	$34,661	$47,069	$51,991
Loan charge-offs:
Commercial and residential
real estate	21	5,455	3,504	12,407	20,048
Construction	2	325	1,283	5,421	16,398
Commercial	360	960	5,432	908	1,983
Consumer	38	35	79	119	194
Other	202	498	401	730	2,154
Total loan charge-offs	623	7,273	10,699	19,585	40,777

Recoveries:
Commercial and residential
real estate	1,385	1,558	838	1,257	378
Construction	349	734	2,184	517	469
Commercial	75	30	83	244	316
Consumer	27	33	51	52	84
Other	258	485	24	107	208
Total loan recoveries	2,094	2,840	3,180	2,177	1,455
Net loan charge-offs	(1,471)	4,433	7,519	17,408	39,322
Provision (credit) for loan losses	14	296	(2,000)	5,000	34,400
Balance, end of period	$22,490	$21,005	$25,142	$34,661	$47,069

Loans held for investment	$1,541,434	$1,319,917	$1,158,749	$1,098,140	$1,204,580
Average loans, held for investment	1,419,077	1,237,696	1,110,267	1,109,886	1,376,560
Nonperforming loans,
held for investment	12,617	15,476	13,916	26,807	77,621

Selected ratios:
Net charge-offs to average loans,
held for investment	(0.10)%	0.36%	0.68%	1.57%	2.86%
Provision for the allowance for
loan losses to average loans,
held for investment	0.00%	0.02%	(0.18)%	0.45%	2.50%
Allowance for loan losses to
loans, held for investment	1.46%	1.59%	2.17%	3.16%	3.91%
Allowance for loan losses to
nonperforming loans,
held for investment	178.25%	135.73%	180.67%	129.30%	60.64%

At December 31, 2014, the allowance for loan losses was $22.5 million, or 1.46% of total loans held for investment. This compares to an allowance for loan losses of $21.0 million, or 1.59% of total loans held for investment at December 31, 2013.

The increase in the allowance for loan losses was primarily a result of the additional reserves needed on increasing loan growth partially offset by a reduction in reserves tied to historical losses resulting from the net recoveries recognized in 2014. Net recoveries on loans were $1.5 million in 2014, as compared to $4.4 million in net charge-offs in 2013, an improvement of $5.9 million. Charge-offs are taken on loans when management determines that after review of all possible sources of repayment, including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

The elevated level of the allowance and provision during 2010 was due to the higher level of loan charge-offs during the year and requirement to maintain adequate levels of allowance due to heightened levels of classified loans, concentrations, and historical losses.

Net charge-offs have an impact on the historical loss component of our allowance for loan losses computation. We utilize a rolling history of net charge-offs, incurred during the current credit cycle, to calculate our historical loss rate which is adjusted as necessary by management in consideration of various qualitative factors.

Approximately $0.2 million, or 1.0%, of the $22.5 million allowance for loan losses at December 31, 2014, relates to specific reserve allocations. This compares to a specific reserve of $0.6 million, or 2.7%, of the total allowance for loan losses at December 31, 2013. In addition to the $0.2 million specific reserve against impaired loans, the balance of impaired loans at December 31, 2014 and 2013 reflects a reduction of approximately $0.6 million and $1.5 million, respectively, related to previous partial charge-offs.

The general component of the allowance as a percent of overall loans, net of unearned loan fees, was 1.44% at December 31, 2014 as compared to 1.55% at December 31, 2013. The general component of the allowance as a percent of loans that were not impaired was 1.47% at December 31, 2014 as compared to 1.57% at December 31, 2013. The decrease in the general component as a percent of loans, net of unearned loan fees, was due primarily to the impact of a reduced level of charge-offs on our general component calculation.

The following table allocates the allowance for loan losses based on our judgment of inherent losses to the listed classes of loans which correspond closely to how we classify loans for internal management reporting purposes. This differs from the portfolio segment breakout of the allowance for loan losses as illustrated in Note 5, Loans, under Item 8. “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements.”

Table 17

	At December 31,
	2014		2013		2012		2011		2010
	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total

	(Dollars in thousands)
Commercial
and
residential
real estate	$11,323	50.4%	$10,214	48.6%	$12,586	50.1%	$25,450	73.4%	$31,099	66.1%
Construction	3,424	15.2%	3,382	16.1%	2,760	11.0%	2,609	7.5%	6,924	14.7%
Commercial	3,813	17.0%	3,757	17.9%	5,612	22.3%	5,308	15.3%	7,090	15.1%
Consumer	2,844	12.6%	2,532	12.1%	2,839	11.3%	351	1.0%	284	0.6%
Other	1,086	4.8%	1,120	5.3%	1,345	5.3%	943	2.8%	1,672	3.5%
Total	$22,490	100.0%	$21,005	100.0%	$25,142	100.0%	$34,661	100.0%	$47,069	100.0%

During 2014 and 2013, the majority of the allowance for loan losses remained allocable to real estate loans. This allocation was attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

Securities

We manage our investment portfolio principally to provide liquidity, to balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 18

	December 31,
	2014	2013	2012
	(In thousands)
Securities available for sale:
State and municipal	$49,399	$41,085	$65,244
Mortgage-backed - agency / residential	201,902	254,103	264,283
Mortgage-backed - private / residential	412	561	720
Asset-backed	8,708	22,503	20,511
Marketable equity	-	1,535	1,535
Trust preferred	18,075	26,096	32,840
Corporate	64,717	39,074	28,249
Collateralized loan obligations	2,933	-	-
Total securities available for sale	$346,146	$384,957	$413,382

Securities held to maturity:
State and municipal	35,223	28,015	12,627
Mortgage-backed - agency / residential	40,531	13,723	18,656
Asset-backed	12,760	-
Total securities held to maturity	$88,514	$41,738	$31,283

Bank stocks, at cost	$14,822	$15,605	$14,262

Securities available for sale are carried at fair value, while securities held to maturity and bank stocks are carried at historical cost.

The carrying value of our available for sale investment securities at December 31, 2014 was $346.1 million, compared to the December 31, 2013 carrying value of $385.0 million. At December 31, 2014, the effective duration of the investment securities portfolio was approximately 5.1 years as compared to 6.0 years at December 31, 2013. 2014 purchase activity in our available for sale investment portfolio reflected purchases of a combination of corporate bonds, collateralized loan obligations and rated municipal bonds. The 2014 purchase activity in our held to maturity investment portfolio reflected purchases of a combination of U.S. government sponsored agency mortgage-backed securities and rated municipal bonds. During the second quarter of 2014, the Company reclassified, at fair value, approximately $39.4 million in available for sale mortgage-backed and asset-backed securities to the held to maturity category. We made the strategic decision to transfer these securities to the held-to-maturity designation, primarily to limit future volatility in Accumulated Other Comprehensive Income caused by potential increases in benchmark interest rates.

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

Fair values for securities issued by U.S. government agencies and government-sponsored agencies and mortgage-backed securities are determined using a combination of daily closing prices, evaluations, income data, security master (descriptive) data, and terms and conditions data. Additional data used to compute the fair value of U.S. mortgage-backed pass-through issues (FHLMC, FNMA, GNMA, and SBA pools) includes daily composite seasoned, pool-specific, and generic coupon evaluations, and factors and descriptive data for individual pass-through pools. Additional data used to compute the fair value of U.S. collateralized mortgage obligations include daily evaluations and descriptive data. Independent bond ratings were also used to compute the fair value of mortgage-backed securities – private/residential.

During the third quarter 2014 our commercial loan group assisted a local non-profit organization with its analysis of an $8.0 million financing for expansion purposes. The non-profit elected to structure the financing as a tax-exempt bond through one of Colorado’s public authorities and we purchased their entire $8.0 million tax-exempt, private placement bond and recorded it as an investment security during the third quarter 2014.

Including the non-profit security discussed above, five municipal bond issuances were priced using significant unobservable inputs as of December 31, 2014, the largest of which is a revenue bond that had a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of December 31, 2014 was approximately equal to its par value.

At December 31, 2014, there were 84 individual securities in an unrealized loss position, consisting of 75 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining nine securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At December 31, 2014,  we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At December 31, 2014 and December 31, 2013, we held $14.8 million and $15.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 18 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

The following table shows the maturities of investment securities at December 31, 2014, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 19

	At December 31, 2014
			After One Year		After Five Years
	Within		but Within		but Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

	(Dollars in thousands)
Securities available for sale:
State and municipal	$201	7.98%	$676	8.11%	$3,203	3.49%	$45,319	5.63%
Mortgage-backed - agency / residential	-	0.00%	-	0.00%	30,309	2.19%	171,593	2.18%
Mortgage-backed - private / residential	-	0.00%	-	0.00%	-	0.00%	412	2.78%
Asset-backed	-	0.00%	-	0.00%	-	0.00%	8,708	2.00%
Trust preferred	-	0.00%	-	0.00%	-	0.00%	18,075	4.98%
Corporate	-	0.00%	42,132	2.68%	22,585	2.98%	-	0.00%
Collateralized loan obligations	-	0.00%	-	0.00%	-	0.00%	2,933	2.53%
Total securities available for sale	$201	7.98%	$42,808	2.77%	$56,097	2.58%	$247,040	3.02%

Securities held to maturity:
State and municipal	$-	0.00%	$3,034	4.95%	$8,722	3.84%	$23,467	4.64%
Mortgage-backed - agency / residential	-	0.00%	-	0.00%	13,250	2.55%	27,281	3.27%
Asset-backed	-	0.00%	-	0.00%	-	0.00%	12,760	2.80%
Total securities held to maturity	$-	0.00%	$3,034	4.95%	$21,972	3.06%	$63,508	3.68%
___________________
(1) Yield is computed on a fully-tax equivalent basis for municipal bands based on a marginal tax rate of 38.01%

At December 31, 2014 and 2013, we held $14.8 million and $15.6 million, respectively, of other equity securities consisting of bank stocks with no maturity date, which are not reflected in the above schedule.

Deposits

Total deposits were $1.7 billion at December 31, 2014, as compared to $1.5 billion at December 31, 2013.

Total noninterest-bearing deposits increased from $564.3 million at December 31, 2013 to $654.1 million at December 31, 2014. At December 31, 2014, noninterest-bearing deposits constituted 38.8% of total deposits, as compared to 36.9% of total deposits at December 31, 2013. Noninterest-bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment. Our interest-bearing, non-maturing deposits; including NOW, money market and savings accounts, increased by $55.4 million to $839.4 million at December 31, 2014, as compared to $784.0 million at December 31, 2013. Time deposits as a percentage of total deposits were 11.4% at December 31, 2014 as compared to 11.8% at December 31, 2013. The overall cost of time deposits increased from 0.55% in 2013 to 0.63% in 2014, primarily as a result of offering longer-term time deposits to our local customer base.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 20

	At December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest-bearing:
Noninterest-bearing demand	$585,671	0.00%	$521,876	0.00%	$496,940	0.00%
Interest-bearing:
Interest-bearing demand and NOW	342,696	0.10%	319,421	0.11%	280,153	0.16%
Money market	344,165	0.23%	321,641	0.30%	295,613	0.36%
Savings	123,201	0.11%	107,273	0.13%	97,263	0.15%
Time	187,121	0.63%	185,912	0.55%	194,230	0.63%
Total interest-bearing deposits	997,183	0.25%	934,247	0.27%	867,259	0.33%
Total deposits	$1,582,854	0.16%	$1,456,123	0.17%	$1,364,199	0.21%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $250,000 or more, excluding brokered deposits, at the dates indicated:

Table 21

	At December 31,
	2014	2013

	(In thousands)
Due in three months or less	$4,560	$3,573
Due in three months through six months	2,512	4,255
Due in over six months through twelve months	6,365	9,306
Due in over twelve months	8,189	3,532
Total	$21,626	$20,666

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated:

Table 22

	At December 31,
	2014		2013		2012
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing demand	$585,671	37.00%	$521,876	35.84%	$496,940	36.43%
Interest-bearing demand
and NOW	342,696	21.66%	319,421	21.93%	280,153	20.53%
Money market	344,165	21.74%	321,641	22.09%	295,613	21.67%
Savings	123,201	7.78%	107,273	7.37%	97,263	7.13%
Time	187,121	11.82%	185,912	12.77%	194,230	14.24%
Total deposits	$1,582,854	100.00%	$1,456,123	100.00%	$1,364,199	100.00%

Overall, average time deposits increased by $1.2 million, or 0.7%, to $187.1 million for 2014 compared to $185.9 million for 2013. The ending balance of time deposits increased by $11.8 million to $191.9 million at December 31, 2014 compared to $180.1 million at December 31, 2013.

The December 31, 2014 time deposit balance includes approximately $38.4 million of brokered deposits. This balance was comprised of long-term brokered certificates of deposit maturing in 2017 and 2018. These brokered deposits were purchased to secure a limited amount of longer-term fixed-rate funding. At December 31, 2013, time deposits included approximately $20.6 million of brokered deposits, with maturities in 2017. Brokered deposits comprised 2.3% of total deposits at December 31, 2014 compared to 1.3% at December 31, 2013.

At December 31, 2014, our average noninterest-bearing deposits increased $63.8 million, or 12.2% to $585.7 million, from $521.9 million as of December 31, 2013.  Our noninterest-bearing deposits provide a key source of funding and contribute to our ability to maintain a low average cost of deposits, which, declined from 0.17% in 2013 to 0.16% in 2014.

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

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10.0 million, LIBOR plus 3.10% Cumulative TruPS which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10.3 million in principal amount of junior subordinated debentures issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and condition of these Debentures are substantially similar to those as described under the CenBank Statutory Trust III. The Debentures mature on July 7, 2033 and are callable on each quarterly interest payment date.

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. During the third quarter 2009 we deferred regularly scheduled interest payments on each series of our junior subordinated debentures. During the third quarter 2012, we paid off all previously deferred interest and resumed payment of regularly schedule interest payments. At December 31, 2014, the interest payments with respect to our two remaining subordinated debentures were current.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity on the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier 1 capital an amount of TruPS equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2014, the full $25.0 million of the trusts’ securities qualified as Tier 1 capital.

Under the Dodd-Frank Act and the recent joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS are no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

Other Borrowings

At December 31, 2014, our outstanding borrowings were $160.3 million as compared to $130.0 million at December 31, 2013.

The borrowings at December 31, 2014 consisted of $140.3 million in FHLB line of credit advances and $20.0 million in the form of a single fixed-rate term note with the FHLB at the Bank level. In the fourth quarter 2014, as part of a strategic decision to reduce interest expense, management prepaid certain fixed rate FHLB advances bearing an average rate of interest of 3.07% with original maturities between November 2017 and January 2018. As a result of the prepayment, the Company incurred a prepayment penalty of approximately $5.5 million.

The Company’s remaining fixed rate term note is subject to a prepayment penalty if paid prior to the election of FHLB to convert the note to a floating rate. If the FHLB elects to convert the rate from fixed to floating, the note would no longer be subject to a prepayment penalty.

The total FHLB commitment, including balances outstanding, for borrowings at the FHLB for the term note and the line of credit at December 31, 2014 and December 31, 2013 was $385.6 million and $339.7 million, respectively. The increase in the total commitment was primarily due to the additional collateral pledged to the FHLB during 2014. The Bank has additional borrowing capacity of $225.3 million at December 31, 2014, which can be utilized with term or line of credit advances or a combination of both.

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

The following table provides the capital ratios of the Company and Bank as of the dates indicated, along with the applicable regulatory capital requirements:

Table 23

	Ratio at December 31, 2014	Ratio at December 31, 2013	Minimum Capital Requirement	Minimum Requirement for "Well-Capitalized" Institution
Total Risk-Based Capital Ratio
Consolidated	13.85%	14.96%	8.00%	N/A
Guaranty Bank and Trust Company	13.58%	14.37%	8.00%	10.00%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.60%	13.71%	4.00%	N/A
Guaranty Bank and Trust Company	12.33%	13.12%	4.00%	6.00%

Leverage Ratio
Consolidated	11.10%	11.49%	4.00%	N/A
Guaranty Bank and Trust Company	10.86%	11.00%	4.00%	5.00%

Our consolidated total risk-based capital ratio and our Tier 1 risk-based capital ratio declined by approximately 110 basis points and our leverage ratio declined by approximately 40 basis points due to the growth in loans during 2014.

We have computed our projected regulatory capital ratios on a pro forma basis under the fully phased in final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III. On a pro-forma basis, our consolidated total risk based capital and Tier 1 risk-based capital ratios would decrease by approximately 20 basis points each under the 2015 transition provisions of Basel III. At the Bank level our pro-forma basis total risk based capital and Tier 1 risk-based capital ratios would decrease by approximately 10-15 basis points each under the 2015 transition provisions of Basel III. As of December 31, 2014 each of our pro-forma regulatory capital ratios at both the Bank and holding company exceeded the minimums prescribed under Basel III (including consideration of a fully phased in capital conservation buffer) by approximately 300 basis points or more.

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At December 31, 2014, the Company had $32.4 million of cash and cash equivalents. Further, the Bank had $26.1 million of excess pledging related to customer accounts that required collateral at December 31, 2014 and $185.8 million of unencumbered securities that were available for pledging. When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2014, the Bank had approximately $225.3 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $7.6 million of availability with the Federal Reserve discount window.

At December 31, 2014, the Bank had $38.2 million of brokered deposits, $7.0 million that will mature in the second quarter 2017, $15.8 million that will mature in the third quarter 2017 and $15.4 million that will mature in the second quarter 2018. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of December 31, 2014, the holding company had approximately $4.7 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May, 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November of 2013. Beginning February 25, 2014, we increased the quarterly cash dividend to 5 cents per share and have paid quarterly stockholder dividends at this level through the fourth quarter 2014.

On February 10, 2015 the Company’s Board of Directors declared a quarterly stock dividend of 10 cents per share, payable on February 27, 2015 to stockholders of record on February 20, 2015.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At December 31, 2014, interest payments on our two trust preferred financings were current.

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

The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2014:

Table 24

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

	(In thousands)
Contractual Obligations
Subordinated debentures	$25,774	$-	$-	$-	$25,774
Federal home loan bank obligations	20,000	-	-	20,000	-
Operating lease obligations	11,297	1,733	2,412	1,836	5,316
Total contractual obligations	$57,071	$1,733	$2,412	$21,836	$31,090

Off Balance Sheet Commitments
Commitments to extend credit:
Variable	$342,496	$144,718	$76,323	$77,323	$44,132
Fixed	41,742	11,241	19,235	3,667	7,599
Total commitments to extend credit	384,238	155,959	95,558	80,990	51,731

Standby letters of credit	11,474	10,802	672	-	-
Total off balance sheet commitments	$395,712	$166,761	$96,230	$80,990	$51,731

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

The Company has entered into interest rate swap contracts to mitigate interest rate risk attributed to its current mix of assets and liabilities. These interest rate swaps are accounted for as cash flow hedges and are marked to market through Other Comprehensive Income (“OCI”). The fluctuations in market value related to these interest rate swaps are generally in the opposite direction of fluctuations in market value related to our available-for-sale investment portfolio allowing us to mitigate the impact of market value fluctuations on OCI.

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

As of December 31, 2014, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $1.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted $2.8 million in collateral as of December 31, 2014 in relation to these thresholds. If the Company had breached any of these provisions at December 31, 2014, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the projected net interest income increase or decrease over the next 12 months as of December 31, 2014 and 2013:

Table 25

Market Risk:

	Annualized Net Interest Income
	December 31, 2014	December 31, 2013
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$1,575	$2,815
200	1,270	1,682
100	582	718
Static	-	-
(100)	(1,697)	(1,920)
(200)	(1,777)	(2,536)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At December 31, 2014, we are positioned to have a short-term favorable interest income impact in the event of an immediate 300,  200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of December 31, 2014 our asset sensitivity had decreased relative to December 31, 2013, primarily due to the increase in our floating rate FHLB line-of-credit borrowings.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At December 31, 2014, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At  December 31, 2014, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market

Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 to 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate,  the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

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

As of December 31, 2014, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013, included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

            /s/ Paul W. Taylor            /s/ Christopher G. Treece

Paul W. Taylor                                             Christopher G. Treece

President, Chief Executive Officer                                                  Executive Vice President, Chief

and Director Financial Officer and Secretary

February 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 18, 2015

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$32,441	$28,077

Securities available for sale, at fair value	346,146	384,957
Securities held to maturity (fair value of $90,809 and $40,217 at
December 31, 2014 and December 31, 2013)	88,514	41,738
Bank stocks, at cost	14,822	15,605
Total investments	449,482	442,300

Loans held for sale	-	507

Loans, held for investment, net of unearned loan fees	1,541,434	1,319,917
Less allowance for loan losses	(22,490)	(21,005)
Net loans, held for investment	1,518,944	1,298,912

Premises and equipment, net	45,937	48,080
Other real estate owned and foreclosed assets	2,175	4,493
Other intangible assets, net	7,154	6,530
Securities sold or called, not yet settled	-	21,917
Bank-owned life insurance	42,456	31,410
Other assets	26,189	28,806
Total assets	$2,124,778	$1,911,032

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$654,051	$564,326
Interest-bearing demand and NOW	326,748	346,449
Money market	374,063	326,008
Savings	138,588	111,568
Time	191,874	180,106
Total deposits	1,685,324	1,528,457

Securities sold under agreement to repurchase and federal funds purchased	33,508	24,284
Federal Home Loan Bank term notes	20,000	110,000
Federal Home Loan Bank line of credit borrowing	140,300	20,000
Subordinated debentures	25,774	25,774
Securities purchased, not yet settled	-	3,839
Interest payable and other liabilities	12,933	9,284
Total liabilities	1,917,839	1,721,638

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	709,341	706,490
Accumulated deficit	(396,172)	(405,494)
Accumulated other comprehensive loss	(3,127)	(8,954)
Treasury stock, at cost, 2,248,033 and 2,215,457 shares, respectively	(103,127)	(102,672)
Total stockholders’ equity	206,939	189,394
Total liabilities and stockholders’ equity	$2,124,778	$1,911,032
____________________

(1)

Common stock—$0.001 par value; 30,000,000 shares authorized;  23,876,906 shares issued and 21,628,873 shares outstanding at December 31, 2014  (includes 620,075 shares of unvested restricted stock); 23,519,164 shares issued and 21,303,707 shares outstanding at December 31, 2013 (includes 386,525 shares of unvested restricted stock).

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012

	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$62,819	$57,435	$57,326
Investment securities:
Taxable	9,178	9,432	8,746
Tax-exempt	2,708	2,990	2,558
Dividends	807	664	631
Federal funds sold and other	8	117	304
Total interest income	75,520	70,638	69,565
Interest expense:
Deposits	2,464	2,490	2,878
Securities sold under agreement to repurchase and
federal funds purchased	40	49	67
Borrowings	3,403	3,407	3,327
Subordinated debentures	800	1,122	2,882
Total interest expense	6,707	7,068	9,154
Net interest income	68,813	63,570	60,411
Provision (credit) for loan losses	14	296	(2,000)
Net interest income, after provision for loan losses	68,799	63,274	62,411
Noninterest income:
Deposit service and other fees	9,066	8,825	8,158
Investment management and trust	4,380	2,904	1,751
Increase in cash surrender value of life insurance	1,295	1,018	576
Gain (loss) on sale of securities	28	(11)	2,527
Gain on sale of SBA loans	798	725	203
Other	1,128	338	376
Total noninterest income	16,695	13,799	13,591
Noninterest expense:
Salaries and employee benefits	32,766	29,581	26,769
Occupancy expense	6,308	6,289	7,253
Furniture and equipment	2,759	2,943	3,143
Amortization of intangible assets	2,506	2,818	3,138
Other real estate owned, net	367	(1,160)	4,370
Insurance and assessments	2,355	2,519	3,137
Professional fees	3,520	3,618	4,089
Prepayment penalty on debt extinguishment	5,459	629	-
Impairment of long-lived assets	186	-	2,750
Other general and administrative	9,520	9,451	9,465
Total noninterest expense	65,746	56,688	64,114
Income before income taxes	19,748	20,385	11,888
Income tax expense (benefit)	6,236	6,356	(3,171)
Net income	$13,512	$14,029	$15,059

Earnings per common share–basic: (1)	$0.64	$0.67	$0.72
Earnings per common share–diluted: (1)	0.64	0.67	0.72
Dividends declared per common share: (1)	0.20	0.08	-

Weighted average common shares outstanding-basic: (1)	20,957,702	20,867,064	20,786,806
Weighted average common shares outstanding-diluted: (1)	21,086,543	20,951,237	20,878,251

(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012

	(In thousands)

Net income	$13,512	$14,029	$15,059
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	11,213	(20,123)	4,918
Income tax effect	(4,262)	7,649	(1,870)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	205	-	-
Income tax effect	(78)	-	-
Reclassification adjustment for net losses (gains) included
in net income during the period	(28)	11	(2,527)
Income tax effect	11	(4)	961

Change in net unrealized gains (losses) on derivatives during
the period	(1,991)	562	-
Income tax effect	757	(214)	-
Reclassification adjustment for hedge ineffectiveness
included in net income during the period	-	-	-
Income tax effect	-	-	-

Other comprehensive income (loss)	5,827	(12,119)	1,482
Total comprehensive income	$19,339	$1,910	$16,541

See “Notes to Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding and to be Issued (1)	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2012	21,087,324	$704,698	$(102,354)	$(433,016)	$1,683	$171,011
Net income	-	-	-	15,059	-	15,059
Other comprehensive income	-	-	-	-	1,482	1,482
Stock compensation awards, net of forfeitures	87,098	-	-	-	-	-
Stock based compensation, net	-	691	-	-	-	691
Repurchase of common stock	(4,901)	-	(43)	-	-	(43)
Balance, December 31, 2012	21,169,521	705,389	(102,397)	(417,957)	3,165	188,200

Net income	-	-	-	14,029	-	14,029
Other comprehensive loss	-	-	-	-	(12,119)	(12,119)
Stock compensation awards, net of forfeitures	155,640	-	-	-	-	-
Stock based compensation, net	-	1,125	-	-	-	1,125
Repurchase of common stock	(21,454)	-	(275)	-	-	(275)
Dividends paid	-	-	-	(1,566)	-	(1,566)
Balance, December 31, 2013	21,303,707	706,514	(102,672)	(405,494)	(8,954)	189,394

Net income	-	-	-	13,512	-	13,512
Other comprehensive income	-	-	-	-	5,827	5,827
Stock compensation awards, net of forfeitures	357,742	-	-	-	-	-
Stock based compensation, net	-	2,454	-	-	-	2,454
Tax effect of restricted stock vestings		397	-	-	-	397
Repurchase of common stock	(32,576)	-	(455)	-	-	(455)
Dividends paid	-	-	-	(4,190)	-	(4,190)
Balance, December 31, 2014	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939

(1) Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Cash flows from operating activities:
Net income	$13,512	$14,029	$15,059
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	5,069	4,915	5,909
Provision (credit) for loan losses	14	296	(2,000)
Impairment of long-lived assets	186	-	2,750
Stock compensation, net	2,454	1,125	691
Loss (gain) on sale of securities	(28)	11	(2,527)
Gain on sale of SBA loans	(798)	(725)	(203)
Prepayment penalty on debt extinguishment	5,459	629	-
Loss (gain), net and write-downs of other assets	7	100	(177)
Origination of SBA loans with intent to sell	(3,078)	(3,290)	-
Proceeds from the sale of SBA loans originated with intent to sell	4,333	4,604	2,024
Loss (gain), net and valuation adjustments on real estate owned	210	(1,215)	4,103
Other	1,306	59	(655)
Net change in:
Other assets	(2,539)	4,665	(3,833)
Interest payable and other liabilities	1,765	1,136	(8,620)
Net cash from operating activities	27,872	26,339	12,521
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	67,604	77,481	198,286
Purchases	(36,985)	(104,217)	(263,005)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	17,824	8,818	5,650
Purchases	(27,979)	(16,646)	(18,122)
Loan originations net of principal collections	(224,347)	(163,263)	(73,861)
Redemption (purchase) of time deposits with banks	-	8,000	(8,000)
Cash outlays related to acquisition	(2,386)	(452)	(1,368)
Proceeds from sale of other assets	-	-	1,943
Purchase of bank-owned life insurance contracts	(10,000)	(15,000)	-
Proceeds from sales of other real estate owned and foreclosed assets	2,240	10,926	9,234
Proceeds from sale of SBA loans transferred to held for sale	4,661	3,386	211
Additions to premises and equipment	(427)	(3,359)	(833)
Net cash from investing activities	(209,795)	(194,326)	(149,865)
Cash flows from financing activities:
Net change in deposits	156,867	73,701	140,970
Repayment of Federal Home Loan Bank term notes	(95,459)	(163)	(14)
Net change in borrowings on Federal Home Loan Bank line of credit	120,300	20,000	-
Redemption of subordinated debentures	-	(16,094)	-
Cash dividends on common stock	(4,190)	(1,566)	-
Net change in repurchase agreements and federal funds purchased	9,224	(42,756)	50,423
Repurchase of common stock	(455)	(275)	(43)
Net cash from financing activities	186,287	32,847	191,336
Net change in cash and cash equivalents	4,364	(135,140)	53,992
Cash and cash equivalents, beginning of year	28,077	163,217	109,225
Cash and cash equivalents, end of year	$32,441	$28,077	$163,217

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$6,932	$7,594	$15,800
Income taxes paid	5,301	711	160
Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	-	8,576	-
Loans transferred to other real estate owned and foreclosed assets	132	2,386	3,890
Securities transferred to other real estate owned and foreclosed assets	-	814	-
Loans transferred to loans held for sale	4,269	3,560	2,021
Premises and equipment transferred to other assets	-	-	2,222
Reclassification of available for sale securities into held to maturity	41,629	-	-
Securities sold or called, not yet settled	-	21,917	5,878
Securities purchased, not yet settled	-	3,839	16,943

See “Notes to Consolidated Financial Statements.”

(1)    Organization

Guaranty Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and headquartered in Colorado.

The Company’s principal business is to serve as a holding company for its wholly owned bank subsidiary, Guaranty Bank and Trust Company, referred to as the “Bank”.

References to the “Company,” “us,” “we,” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

(2)    Summary of Significant Accounting Policies

(a)    Nature of Operations and Principles of Consolidation

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans, real estate loans (including jumbo mortgages), Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank together with its wholly owned subsidiaries, Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provide wealth management services, including private banking, investment management and trust services. The Company acquired CHIA, a Greenwood Village-based investment management firm, and its assets under management of approximately $178,500,000 on July 16, 2014. The acquisition was consummated to enhance the Bank’s existing wealth management practice. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. The ability of customers to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

(c)Cash Flows

Cash and cash equivalents on the Company’s consolidated balance sheets include cash-on-hand, balances due from banks and interest-bearing deposits in other financial institutions that have an original maturity of three months or less and are carried at cost. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, short-term borrowings, federal funds purchased and repurchase agreements.

(d)Time Deposits with Banks

The Company may invest in short term, fully insured time deposits with other banks through the Certificate of Deposit Account Registry Service.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)Securities

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

The investments in bank stocks are reviewed by management quarterly for potential OTTI. This quarterly review considers the credit quality of the institution, the institution’s ability to repurchase shares and the Company’s carrying value in the shares relative to the share’s book value. Based on these reviews, management concluded that there was no impairment during 2014, 2013 and 2012.

(f)Loans and Loan Commitments

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

represents the Company’s total exposure to loss with respect to the item before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

(g)Allowance for Loan Losses and Allowance for Unfunded Commitments

The allowance for loan losses or “the allowance” is a valuation allowance for probable incurred loan losses and is reported as a reduction of outstanding loan balances.

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance at a level that it deems appropriate to adequately provide for probable incurred losses in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(j)Other Real Estate Owned and Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If the asset’s fair value declines subsequent to the asset’s acquisition, a valuation allowance is recorded through expense. Operating revenues and expenses of these assets and reductions in the fair value of the assets are included in noninterest expense. Gains and losses on their disposition are also included in noninterest expense.

(k)       Premises and Equipment

Land is carried at cost. Buildings, equipment and software are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the useful life of the asset. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term. Buildings and leasehold improvements carry an estimated useful life of five to 40 years and equipment and software carry an estimated useful life of one to 15 years. Repairs and maintenance are charged to noninterest expense as incurred.

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

(m)Other Intangible Assets

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing such valuations, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be ten years. As of December 31, 2014 the Company had recognized two customer relationship intangible assets as a result of the acquisition of PCM on July 31, 2012 and CHIA on July 16, 2014.

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At December 31, 2014 and December 31, 2013, one of these properties remained held for sale and is included in “other assets” in the consolidated balance sheet. The Company recognized an additional $186,000 in impairment charges on this property during 2014 in response to changing market conditions.

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

(p)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provides for the grant of stock options, stock awards, stock units awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. As of December 31, 2014, the Company had only granted stock awards. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2018. At December 31, 2014, certain performance stock awards were expected to vest prior to their expiration, while approximately 17,000 performance awards were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At December 31, 2014 and December 31, 2013, the Company had a net deferred tax asset of $10,988,000 and $16,681,000, respectively, which includes the deferred tax asset associated with the net unrealized gain (loss) on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of December 31, 2014 it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of December 31, 2014 or December 31, 2013.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2010 except to the extent of the amount of the 2010 carryback claim for a refund filed in 2011 with respect to 2008. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2014 and December 2013, the Company did not have any amounts accrued for interest or penalties. The Company received an immaterial amount of interest income on tax refunds in 2013.

(s)      Segments of an Enterprise and Related Information

The Company operates as a single segment. The operating information used by the Company’s Chief Executive Officer for purposes of assessing performance and making operating decisions impacting the Company is the consolidated financial data presented in this report. For the years ended 2014 and 2013, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(t)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Year Ended December 31,
	2014	2013	2012

Average common shares outstanding (1)	20,957,702	20,867,064	20,786,806
Effect of dilutive unvested stock grants (1) (2)	128,841	84,173	91,445
Average shares outstanding for calculated
diluted earnings per common share	21,086,543	20,951,237	20,878,251
_____________

(1) Share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

(2) The impact of unvested stock grants representing 620,075 shares at December 31, 2014 had a dilutive impact of 128,841 shares in the diluted earnings per share calculation. The impact of unvested stock grants representing 386,525 shares at December 31, 2013 had a dilutive impact of 84,173 shares in the diluted earnings per share calculation. The impact of unvested stock grants representing 339,359 shares at December 31, 2012 had a dilutive impact of 91,445 shares in the diluted earnings per share calculation.

(u)     Restrictions on Cash

A portion of the cash on deposit with the Federal Reserve Bank of Kansas City (the “Federal Reserve”) was required to meet regulatory reserve requirements. At December 31, 2014 and 2013, there was no reserve requirement.

(v)     Dividend Restrictions

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when and if, declared by the Board of Directors.

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

On February 10, 2015 the Company announced that its Board of Directors declared a quarterly stock dividend of 10 cents per share, payable on February 27, 2015 to stockholders of record on February 20, 2015.

(w)    Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 “Fair Value Measurements and Fair Value of Financial Instruments”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(x)     Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies are more fully disclosed in Note 14 “Legal Contingencies”.

(y)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In July of 2013 the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to reduce the diversity in the accounting practice with respect to the presentation of unrecognized tax benefits when net operating loss or credit carryforwards are present. The provisions of this update require the separate presentation of unrecognized tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. For the Company, the amendments of the update became effective for fiscal years, and interim periods within those years, beginning subsequent to December 15, 2013. At December 31, 2014, the impact of this update on the Company’s disclosures was not material.

Recently Issued but not yet Effective Accounting Standards:

In July 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update will be effective for interim and annual reporting periods beginning after December 15, 2016. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss)(“AOCI”) were as follows as of the dates presented:

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$49,399	$71	$(293)	$49,621
Mortgage-backed - agency / residential	201,902	2,027	(2,063)	201,938
Mortgage-backed - private / residential	412	-	-	412
Asset-backed	8,708	-	(280)	8,988
Trust preferred	18,075	175	(2,100)	20,000
Corporate	64,717	956	(49)	63,810
Collateralized loan obligations	2,933	-	-	2,933
Total securities available for sale	$346,146	$3,229	$(4,785)	$347,702

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$41,085	$59	$(2,395)	$43,421
Mortgage-backed - agency / residential	254,103	1,289	(10,114)	262,928
Mortgage-backed - private / residential	561	-	-	561
Asset-backed	22,503	-	(1,902)	24,405
Marketable equity	1,535	-	-	1,535
Trust preferred	26,096	88	(2,330)	28,338
Corporate	39,074	510	(211)	38,775
Total securities available for sale	$384,957	$1,946	$(16,952)	$399,963

During the second quarter of 2014, the Company reclassified, at fair value, approximately $39,365,000 in available for sale mortgage-backed and asset-backed securities to the held to maturity category. The related unrealized after-tax losses of approximately $1,404,000 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows as of the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
December 31, 2014:
State and municipal	$36,051	$923	$(95)	$35,223
Mortgage-backed - agency / residential	41,734	1,203	-	40,531
Asset-backed	13,024	264	-	12,760
	$90,809	$2,390	$(95)	$88,514

December 31, 2013:
State and municipal	$26,351	$-	$(1,664)	$28,015
Mortgage-backed - agency / residential	13,866	343	(200)	13,723
	$40,217	$343	$(1,864)	$41,738

The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Proceeds	$11,570	$35,347	$94,787
Gross gains	45	197	2,761
Gross losses	(17)	(208)	(234)
Net tax expense related to gains
(losses) on sale	11	(4)	961

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at December 31, 2014 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale (AFS)
December 31, 2014	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$201	$200
Due after one year through five years	42,808	42,276
Due after five years through ten years	25,787	25,434
Due after ten years	63,395	65,521
Total AFS, excluding mortgage-backed (MBS),
asset-backed and collateralized loan obligations	132,191	133,431
Mortgage-backed, asset-backed and collateralized
loan obligations	213,955	214,271
Total securities available for sale	$346,146	$347,702

	Held to Maturity (HTM)
December 31, 2014	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due after one year through five years	$3,051	$3,034
Due after five years through ten years	8,939	8,722
Due after ten years	24,061	23,467
Total HTM, excluding MBS and asset-backed	36,051	35,223
Mortgage-backed and asset-backed	54,758	53,291
Total securities held to maturity	$90,809	$88,514

Securities with carrying values of $251,136,000 and $250,535,000 were pledged at December 31, 2014 and 2013, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. At December 31, 2014,  approximately $185,820,000 of securities were available for pledging. At December 31, 2013, approximately $177,077,000 of securities were available for pledging.

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$-	$-	$12,515	$(293)	$12,515	$(293)
Mortgage-backed - agency /
residential	23,407	(92)	103,429	(1,971)	126,836	(2,063)
Asset-backed	-	-	8,708	(280)	8,708	(280)
Trust preferred	-	-	7,900	(2,100)	7,900	(2,100)
Corporate	11,505	(49)	-	-	11,505	(49)
Collateralized loan obligations	2,933	-	-	-	2,933	-

Held to maturity:
State and municipal	-	-	10,426	(95)	10,426	(95)
Total temporarily impaired	$37,845	$(141)	$142,978	$(4,739)	$180,823	$(4,880)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In determining whether or not there is an OTTI for a  security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time.  There were no accumulated credit losses on any of the Company’s securities as of December 31, 2014.

At December 31, 2014, there were 84 individual securities in an unrealized loss position, including 75 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining nine  securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay.  Management determined that the increase in the number of securities in an unrealized loss of position in excess of 12 months from 22 securities at December 31, 2013 to the 75 securities at December 31, 2014 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position declined from 134 individual securities at December 31, 2013 to 84 securities at December 31, 2014. At December 31, 2014 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At December 31, 2014 and December 31, 2013, the Company’s unrated municipal bonds comprised approximately 14.7% and 6.3%, respectively, of the carrying value of the Company’s entire municipal bond portfolio. The increase in unrated municipal securities at December 31, 2014 compared to December 31, 2013 was the result of the Company’s purchase of a $8.0 million tax-exempt, private placement revenue bond issued by a local non-profit during the third quarter 2014.

At December 31, 2014,  a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 11.7% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a  deed of trust from the hospital, carries an interest rate of 4.75% and matures on December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of December 31, 2014 approximated its par value. Management determined that the estimated fair value of this bond as of December 31, 2013 reflected an unrealized loss of $478,000. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2014,  management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms. During the fourth quarter 2013 the issuer redeemed $10,810,000 in advance of the contractual repayment schedule.

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

At December 31, 2013, there were 134 individual securities in an unrealized loss position, including 22 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management evaluated these securities in addition to the remaining 112 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At December 31, 2013 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

(4)Bank Stocks

The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investments in these instruments at December 31, 2014 and December 31, 2013 were as follows:

	2014	2013

	(In thousands)
Federal Reserve Bank of Kansas City	$6,710	$6,123
Federal Home Loan Bank of Topeka	7,354	8,724
Other bank stocks securities	758	758
Totals	$14,822	$15,605

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)Loans

A summary of loans held for investment by loan type is included in the following table:

	December 31,	December 31,
	2014	2013

	(In thousands)
Commercial and residential real estate	$1,049,315	$866,507
Construction	66,634	77,657
Commercial	324,057	271,843
Agricultural	10,625	10,772
Consumer	60,155	60,932
SBA	30,025	31,010
Other	1,002	2,039
Total gross loans	1,541,813	1,320,760
Unearned loan fees	(379)	(843)
Loans, held for investment, net of unearned loan fees	1,541,434	1,319,917
Less allowance for loan losses	(22,490)	(21,005)
Net loans, held for investment	$1,518,944	$1,298,912

Activity in the allowance for loan losses for the periods indicated is as follows:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Balance, beginning of period	$21,005	$25,142	$34,661
Provision (credit) for loan losses	14	296	(2,000)
Loans charged-off	(623)	(7,273)	(10,699)
Recoveries on loans previously
charged-off	2,094	2,840	3,180
Balance, end of period	$22,490	$21,005	$25,142

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of December 31, 2014 and December 31, 2013. In addition, the table also provides a rollforward by portfolio segment of the allowance for loan losses for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2012	$29,080	$136	$5,445	$34,661
Charge-offs	(4,787)	(79)	(5,833)	(10,699)
Recoveries	3,022	51	107	3,180
Provision (credit)	(7,765)	(32)	5,797	(2,000)
Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142

Balance as of December 31, 2012	$19,550	$76	$5,516	$25,142
Charge-offs	(5,780)	(35)	(1,458)	(7,273)
Recoveries	2,292	33	515	2,840
Provision (credit)	2,413	(22)	(2,095)	296
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005

Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(23)	(38)	(562)	(623)
Recoveries	1,734	27	333	2,094
Provision (credit)	(579)	(2)	595	14
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490

Balances at December 31, 2014:

Allowance for Loan Losses
Individually evaluated	$224	$1	$2	$227
Collectively evaluated	19,383	38	2,842	22,263
Total	$19,607	$39	$2,844	$22,490

Loans
Individually evaluated	$26,751	$25	$68	$26,844
Collectively evaluated	1,230,289	2,799	281,502	1,514,590
Total	$1,257,040	$2,824	$281,570	$1,541,434

Balances at December 31, 2013:

Allowance for Loan Losses
Individually evaluated	$352	$1	$212	$565
Collectively evaluated	18,123	51	2,266	20,440
Total	$18,475	$52	$2,478	$21,005

Loans
Individually evaluated	$21,045	$27	$631	$21,703
Collectively evaluated	1,075,051	3,929	219,234	1,298,214
Total	$1,096,096	$3,956	$219,865	$1,319,917

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

December 31, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$15,329	$16,874	$-	$18,792	$220
Construction	-	-	-	-	-
Commercial	93	103	-	265	10
Consumer	374	391	-	297	10
Other	168	615	-	236	-
Total	$15,964	$17,983	$-	$19,590	$240

Impaired loans with a related allowance:
Commercial and residential real estate	$10,274	$10,507	$201	$3,818	$425
Construction	-	-	-	-	-
Commercial	67	330	2	248	5
Consumer	539	595	24	673	14
Other	-	-	-	68	-
Total	$10,880	$11,432	$227	$4,807	$444

Total impaired loans:
Commercial and residential real estate	$25,603	$27,381	$201	$22,610	$645
Construction	-	-	-	-	-
Commercial	160	433	2	513	15
Consumer	913	986	24	970	24
Other	168	615	-	304	-
Total impaired loans	$26,844	$29,415	$227	$24,397	$684

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$16,467	$17,497	$-	$12,516	$244
Construction	-	-	-	2,703	-
Commercial	294	294	-	362	15
Consumer	378	379	-	515	11
Other	202	472	-	774	-
Total	$17,341	$18,642	$-	$16,870	$270

Impaired loans with a related allowance:
Commercial and residential real estate	$2,714	$3,699	$182	$6,677	$73
Construction	-	-	-	2,735	-
Commercial	666	1,236	220	1,453	9
Consumer	816	862	93	738	7
Other	166	359	70	286	-
Total	$4,362	$6,156	$565	$11,889	$89

Total impaired loans:
Commercial and residential real estate	$19,181	$21,196	$182	$19,193	$317
Construction	-	-	-	5,438	-
Commercial	960	1,530	220	1,815	24
Consumer	1,194	1,241	93	1,253	18
Other	368	831	70	1,060	-
Total impaired loans	$21,703	$24,798	$565	$28,759	$359

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$92	$-	$11,872	$11,964	$1,049,057
Construction	-	-	-	-	66,618
Commercial	1,080	-	18	1,098	323,977
Consumer	66	-	559	625	60,140
Other	143	-	168	311	41,642
Total	$1,381	$-	$12,617	$13,998	$1,541,434

December 31, 2013	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$590	$-	$13,560	$14,150	$865,960
Construction	277	-	-	277	77,601
Commercial	616	-	624	1,240	271,670
Consumer	146	-	924	1,070	60,893
Other	494	-	368	862	43,793
Total	$2,123	$-	$15,476	$17,599	$1,319,917

If nonaccrual loans outstanding during 2014, 2013 and 2012 had been current in accordance with their original terms, $657,000, $1,058,000 and $1,009,000 would have been recorded in incremental gross interest income during

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2014, 2013 and 2012, respectively. The income recognized on nonaccrual loans prior to impairment during the years ended December 31, 2014, 2013 and 2012 was $5,000,  $249,000 and $288,000 respectively.

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

December 31, 2014	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,027,792	$66,634	$322,920	$58,941	$40,430	$1,516,717
Substandard	21,523	-	1,137	1,214	1,222	25,096
Doubtful	-	-	-	-	-	-
Subtotal	1,049,315	66,634	324,057	60,155	41,652	1,541,813
Less: Unearned loan fees	(258)	(16)	(80)	(15)	(10)	(379)
Loans, held for investment, net
of unearned loan fees	$1,049,057	$66,618	$323,977	$60,140	$41,642	$1,541,434

December 31, 2013	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$847,231	$77,657	$270,511	$58,868	$41,771	$1,296,038
Substandard	19,276	-	1,332	2,064	2,050	24,722
Doubtful	-	-	-	-	-	-
Subtotal	866,507	77,657	271,843	60,932	43,821	1,320,760
Less: Unearned loan fees	(547)	(56)	(173)	(39)	(28)	(843)
Loans, held for investment, net
of unearned loan fees	$865,960	$77,601	$271,670	$60,893	$43,793	$1,319,917

The book balance of TDRs at December 31, 2014 and December 31, 2013 was $25,903,000 and  $9,332,000, respectively. Management established approximately $208,000 and  $335,000 in specific reserves with respect to these loans as of December 31, 2014 and December 31, 2013. At December 31, 2014 the Company had an additional $1,038,000 committed on loans classified as troubled debt restructurings. At December 31, 2013, the Company had no material additional amounts committed on loans classified as troubled debt restructurings.

During the year ended December 31, 2014,  the terms of 21 loans were modified in troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: the renewal of a loan with a stated interest rate below market; an extension of maturity; or a restructure of payment terms.  As a result of these modifications, the Company did not recognize any additional charge-offs during 2014.

During the year ended December 31, 2013, the terms of 36 loans were modified in troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: the renewal of a loan

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

with a stated interest rate below market; an extension of maturity; a restructure of payment terms; or a permanent reduction in the recorded investment in the loan. In aggregate, as a result of these modifications, the Company recognized charge-offs of approximately $266,000.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years indicated:

Year Ended December 31, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	13	$22,408	$22,408
Construction	-	-	-
Commercial	3	372	372
Consumer	4	90	90
Other	1	86	86
Total	21	$22,956	$22,956

Year Ended December 31, 2013:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	22	$6,689	$6,423
Construction	-	-	-
Commercial	8	1,055	1,055
Consumer	6	291	291
Other	-	-	-
Total	36	$8,035	$7,769

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on loans designated as TDRs during 2014 while two loans designated as TDRs defaulted during the year ended December 31, 2013, and as a result, a $133,000 charge-off was taken on one of these two loans.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2014	2013

	(In thousands)
Land	$11,782	$11,782
Buildings	42,773	42,764
Leasehold improvements	4,699	5,005
Equipment and Software	14,435	14,852
Leasehold interest in land	684	684
Subtotal	$74,373	$75,087
Accumulated depreciation and amortization	(28,436)	(27,007)
Total premises and equipment	$45,937	$48,080

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $2,563,000, $2,097,000 and $2,770,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

Management closed a single leased branch facility during each of 2014 and 2013. During 2012, management closed six branch facilities, of which three were owned and three were leased. As a result of the six closures in 2012 $2,750,000 in impairment charges were recorded in that year, followed by an additional $186,000 in impairment charges recognized during 2014. No impairment charges were recognized during 2013.

Operating Leases: Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2014 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2015	$1,733
2016	1,381
2017	1,031
2018	947
2019	889
Thereafter	5,316
$11,297

Certain leases contain options to extend the lease terms for five to twenty-one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2,345,000, $2,825,000 and $3,102,000, respectively.

(7)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2014, the Company’s intangible assets were comprised of its core deposit intangible assets and two customer relationship intangible assets. The Company recognized customer relationship intangible assets as a result of the Bank’s July 2012 and July 2014 acquisitions of PCM and CHIA (Denver-based investment management firms). As previously reported, the Bank acquired substantially all of the assets of CHIA upon acquisition on July 16, 2014.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the gross amounts of core deposit intangible assets and a  customer relationship intangible asset and the related accumulated amortization at the dates indicated:

		December 31,
	Useful Life	2014	2013

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(60,708)	(58,611)
Core deposit intangible assets, net		$2,267	$4,364

Customer relationship intangible assets	10 years	5,654	2,524
Customer relationship intangible assets accumulated amortization		(767)	(358)
Customer relationship intangible assets, net		$4,887	$2,166

Total other intangible assets, net		$7,154	$6,530

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $2,506,000, $2,818,000 and $3,138,000 respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Total
Fiscal year ending:
2015	$1,981
2016	958
2017	794
2018	718
2019	641
Thereafter	2,062
$7,154

(8)Deposits

The aggregate amount of time deposits in denominations of $250,000 or more (excluding brokered deposits) at December 31, 2014 and 2013 was $21,626,000 and $20,666,000, respectively.

At December 31, 2014 and 2013, the Bank had $38,244,000 and $20,628,000, respectively, in brokered time deposits. No reciprocal time deposits were outstanding as of December 31, 2014 or December 31, 2013.

At December 31, 2014 the scheduled maturities of time deposits are as follows (amounts in thousands):

2015	$103,960
2016	11,730
2017	39,498
2018	24,194
2019	12,492
$191,874

(9)Securities Sold Under Agreements to Repurchase

The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2014	2013

	(Dollars in thousands)
Ending Balance	$33,508	$24,284
Weighted-average interest rate at year-end	0.19%	0.16%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which had carrying values of $40,676,000 and $30,494,000 at December 31, 2014 and 2013, respectively.

Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in thousands)
Average daily balance during the year	$24,399	$36,357	$41,953
Average interest rate during the year	0.16%	0.13%	0.16%
Maximum month-end balance during the year	$33,508	$62,021	$89,959

(10)Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
December 31, 2014
Short-term borrowings:
FHLB line of credit	$140,300	0.25%	overnight	$385,584
Total short-term borrowings	$140,300

Long-term borrowings:
FHLB term notes (fixed rate)	20,000	2.52%	January 23, 2018	See below
Total borrowings	$160,300

December 31, 2013
Short-term borrowings:
FHLB line of credit	$20,000	0.19%	overnight	$339,727
Total short-term borrowings	$20,000

Long-term borrowings:
FHLB term notes (fixed rate)	110,000	Range: 2.52% - 3.17%	2017 - 2018	See below
Total borrowings	$130,000

At December 31, 2014,  the Company’s outstanding borrowings were $160,300,000 as compared to $130,000,000 at December 31, 2013. These borrowings at December 31, 2014 consisted of $20,000,000 of term notes and $140,300,000 of advances on our line of credit, both with the Federal Home Loan Bank  (the “FHLB”). At December 31, 2013, outstanding borrowings consisted of $110,000,000 of term notes and $20,000 of advances on our line of credit, both with the FHLB.

In the fourth quarter 2014, the Company prepaid $90,000,000 of fixed rate FHLB advances, bearing an average interest rate of 3.07% with original maturities between November 2017 and January 2018. As a result of the prepayment the Company incurred a prepayment penalty of approximately $5,459,000.

The Company’s one remaining fixed rate term note with the FHLB is payable at its maturity date, with a prepayment penalty if paid prior to maturity and is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. The interest rate on the line of credit varies with the federal funds rate, and was 0.25% at December 31, 2014.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $385,584,000 at December 31, 2014 and $339,727,000 at December 31, 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $225,284,000 at December 31, 2014 and $209,727,000 at December 31, 2013.

Information concerning borrowings on the FHLB line of credit is summarized below:

	Year Ended December 31,
	2014	2013	2012

	(Dollars in thousands)
Average daily balance during the year	$48,327	$34,570	$-
Average interest rate during the year	0.23%	0.19%	-%
Maximum month-end balance during the year	$140,300	$92,568	$-

(11)Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Current tax expense:
Federal	$4,116	$318	$458
State	-	297	224
Total current tax expense	4,116	615	682
Deferred tax expense
Federal	1,678	5,274	2,620
State	442	467	130
Total deferred tax expense	2,120	5,741	2,750

Deferred tax valuation allowance	-	-	(6,603)
Total tax expense (benefit)	$6,236	$6,356	$(3,171)

Income tax expense attributable to the income from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income from operations as a result of the following:

	Year Ended December 31,
	2014	2013	2012

Tax expense at statutory federal rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.6%	2.5%	2.2%
Tax exempt income	(6.6)%	(6.5)%	(8.8)%
Change in valuation allowance	0.0%	0.0%	(55.5)%
Other	0.6%	0.2%	0.4%
	31.6%	31.2%	(26.7)%

As of December 31, 2014 the Company maintained a current tax receivable of approximately $1,419,000 compared to current taxes payable at December 31, 2013 of $61,000. The Company’s net deferred tax asset is included in other assets at December 31, 2014 and December 31, 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31 3014 and December 31, 2013 are as follows:

	2014	2013

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$8,548	$7,984
Other real estate owned	1,428	1,973
Other assets and accruals	2,012	1,735
Unrealized loss on available for sale securities	592	5,704
Unrealized loss on held to maturity securities	783	-
Unrealized loss on cash flow hedges	543	-
Net operating loss, AMT and other tax
attribute carryforwards	3,427	6,969
Intangible assets	583	634
Stock compensation and other	798	330
Total deferred tax assets:	18,714	25,329

Deferred tax liabilities:
Premises and equipment	4,241	4,268
Unrealized gain on cash flow hedges	-	213
Core deposit intangibles	862	1,659
FHLB stock, prepaid assets, equity
investments and other liabilities	2,623	2,508
Total deferred tax liabilities	7,726	8,648
Deferred tax asset, net	$10,988	$16,681

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Based on projections of future taxable income in periods in which existing deferred tax assets are expected to become deductible, in addition to the support provided by available tax planning strategies, management determined that the realization of the Company’s net deferred tax asset was more likely than not and as a result the Company did not a valuation allowance on its net deferred tax asset as of December 31, 2014 or December 31, 2013.

As of December 31, 2014 the Company had utilized its entire Federal NOL loss carryforward but maintained an Alternative Minimum Tax (“AMT”) Credit carryforward sufficient to offset future taxable income of approximately $1,768,000. The Company’s AMT credit carryforward will expire in 2030 and 2031. As of December 31, 2014 the Company’s state net operating loss carryforward was sufficient to offset tax on approximately $52,766,000 and expires at various dates from 2029 through 2031. Deferred tax assets are recognized for net operating losses, subject to a valuation allowance, to the extent that the benefit is more likely than not to be realized.

As of December 31, 2014 the Company maintained an immaterial unrecognized tax benefit compared to no unrecognized tax benefits as of December 31, 2013. If this benefit were to be recognized tax expense and our effective tax rate would be reduced in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

(12) Subordinated Debentures and Trust Preferred Securities

At December 31, 2014, the Company’s outstanding subordinated debentures were $25,774,000 with a weighted average cost of funds of 3.06% compared to $25,774,000 and a weighted average cost of funds of 3.07% at December 31, 2013. During the first quarter 2013, the Company redeemed the subordinated debentures issued by CenBank Trusts I and II, primarily with the intention of reducing interest expense on these instruments in future periods. As a result of the early redemption of these instruments, the Company recognized an aggregate prepayment penalty of $629,000 in the first quarter of 2013. Prior to their early redemption on March 7, 2013 and February 22, 2013, the CenBank Trusts I and II accrued interest at 10.60% and 10.20%, respectively.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10,000,000, LIBOR plus 3.10% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of Junior Subordinated Debentures (“Debentures”) issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and condition of these debentures are substantially similar to those described under the CenBank Statutory Trust III.   The debentures mature on July 7, 2033 and are callable on each quarterly interest payment date.

As of December 31, 2014, the Company was in compliance with all financial covenants of these remaining subordinated debentures.

Under the terms of each indenture pursuant to which the respective subordinated debentures were issued, the Company has the ability to defer interest on the debentures for a period of up to 60 months as long as it is in compliance with all covenants of the respective indenture. Such a deferral is not an event of default under each indenture and interest on the debentures continues to accrue during the deferral period. No interest is being deferred as of December 31, 2014.

At both December 31, 2014 and December 31, 2013, the Company had accrued, unpaid interest on its subordinated debentures of approximately $202,000. Interest payable on subordinated debentures is included in interest payable and other liabilities, on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both December 31, 2014,  and December 31, 2013, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Act and the joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS are no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the terms of each outstanding subordinated debenture issuance at December 31, 2014 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2015	Variable	LIBOR + 2.65%	2.88%	4/15/2015
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2015	Variable	LIBOR + 3.10%	3.33%	4/7/2015

*    Call date represents the earliest or next date the Company can call the debentures.

** On January 7, 2015, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.35%. On January 15, 2015, the rate on the CenBank Trust III subordinated debentures reset to 2.90%.

(13)Commitments

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

At December 31 of the year indicated the following financial instruments were outstanding whose contract amounts represented credit risk:

	2014	2013

	(In thousands)
Commitments to extend credit:
Variable	$342,496	$290,564
Fixed	41,742	30,343
Total commitments to extend credit	$384,238	$320,907

Standby letters of credit	$11,474	$10,217

At December 31, 2014, the rates on the fixed rate commitments to extend credit ranged from 2.35% to 6.75%

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. A majority of letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting these commitments if deemed necessary.

(14)  Legal Contingencies

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process, including appeals, arising from transactions conducted in the ordinary course of business. Management believes, after consultations with legal counsel that it is not probable that the outcome of current legal actions will

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(15)   Employee Benefit Plans

Substantially all employees are eligible to participate in the Company’s 401(k) plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the plan. For years ended December 31, 2014, 2013 and 2012, matching contributions to the 401(k) plan were $471,000,  $433,000 and $429,000, respectively.

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

The Incentive Plan authorizes grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of December 31, 2014 and December 31, 2013, there were outstanding awards representing 620,075 and 386,525 shares of unvested stock,  with 573,645 and 931,384 shares remaining available for grant under the Incentive Plan, respectively.

Of the 620,075 shares represented by unvested awards at December 31, 2014,  approximately 585,000 shares are expected to vest. At December 31, 2014, there were 261,688 shares of restricted stock outstanding that were subject to a performance condition. Management expects that approximately 245,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through December 2014. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2013 and 2014 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of December 31, 2014 management expected that approximately 91% of the 2013 performance awards would vest and that all of the performance awards made in 2014 would vest (not including expected forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2014	386,525	$9.18
Awarded	431,204	13.36
Forfeited	(73,462)	8.40
Vested	(124,192)	9.85
Unearned at December 31, 2014	620,075	$12.05

The Company recognized $2,454,000,  $1,125,000 and $691,000 in stock-based compensation expense for services rendered for the years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized for share-based compensation arrangements was $933,000, $428,000 and $238,000 for the years ending December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, compensation cost of $4,821,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.2 years. The fair value of awards that vested in 2014 was approximately $1,704,000.

(16)Related-Party Transactions

Deposits from related parties held by the Company at December 31, 2014 and 2013 amounted to $862,000 and $832,000, respectively. At December 31, 2014 and 2013, the Company had no loans to related parties.

(17)  Fair Value Measurements and Fair Value of Financial Instruments

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

Currently, the Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

interest rate curves (Level 2 inputs). The Company considers the value of the swaps to be sensitive to fluctuations in interest rates.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at December 31, 2014
State and municipal securities	$-	$17,082	$32,317	$49,399
Mortgage-backed securities – agency /
residential	-	201,902	-	201,902
Mortgage-backed securities – private /
residential	-	412	-	412
Asset-backed securities	-	8,708	-	8,708
Trust preferred securities	-	18,075	-	18,075
Corporate securities	-	64,717	-	64,717
Collateralized loan obligations	-	2,933		2,933
Interest rate swaps - cash flow hedge	-	(1,526)	-	(1,526)

Assets/(Liabilities) at December 31, 2013
State and municipal securities	$-	$16,918	$24,167	$41,085
Mortgage-backed securities – agency /
residential	-	254,103	-	254,103
Mortgage-backed securities – private /
residential	-	561	-	561
Asset-backed securities	-	22,503	-	22,503
Marketable equity securities	-	1,535	-	1,535
Trust preferred securities	-	26,096	-	26,096
Corporate securities	-	39,074	-	39,074
Interest rate swaps - cash flow hedge	-	465	-	465

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2014 or 2013. A single municipal was foreclosed upon during the first quarter 2013 and was included as a Level 3 OREO property as of December 31, 2013.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

State and Municipal Securities

(In thousands)
Beginning balance December 31, 2013	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	3
Other comprehensive income (loss)	477
Sales, calls and prepayments	(250)
Purchase of Level 3 investment	7,920
Balance December 31, 2014	$32,317

For the year ended December 31, 2014, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale. For the years ended December 31, 2014 and December 31, 2013 the amounts included in net income include gains recognized on the sale or call of Level 3 municipal bonds in addition to the accretion of any discount.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

State and Municipal Securities

(In thousands)
Beginning balance December 31, 2012	$49,889
Total unrealized gains (losses) included in:
Net income (loss)	94
Other comprehensive income (loss)	(862)
Purchases, sales, issuances and settlements, net	(24,140)
Transfer to OREO	(814)
Balance December 31, 2013	$24,167

For the year ended December 31, 2013, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at December 31, 2014 and December 31, 2013:

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,037	discounted cash flow	discount rate	1.75%-4.75%
State and municipal securities	280	matrix pricing	discount rate or yield	N/A*
Total	$32,317

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$23,636	discounted cash flow	discount rate	5.10%
State and municipal securities	531	matrix pricing	discount rate or yield	N/A*
Total	$24,167

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of December 31, 2014 and December 31, 2013.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of December 31, 2014.

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 are summarized below:

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,441	$32,441	$-	$-	$32,441
Securities available for sale	346,146	-	313,829	32,317	346,146
Securities held to maturity	88,514	-	86,551	4,258	90,809
Bank stocks	14,822	n/a	n/a	n/a	n/a
Loans held for investment, net	1,518,944	-	-	1,511,289	1,511,289
Accrued interest receivable	5,934	-	5,934	-	5,934

Financial liabilities:
Deposits	$1,685,324	$-	$1,684,011	$-	$1,684,011
Federal funds purchased and sold under
agreements to repurchase	33,508	-	33,508	-	33,508
Short-term borrowings	140,300	-	140,300	-	140,300
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	20,000	-	20,735	-	20,735
Accrued interest payable	375	-	375	-	375
Interest rate swap - cash flow hedge	1,526	-	1,526	-	1,526

		Fair Value Measurements at December 31, 2013:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,077	$28,077	$-	$-	$28,077
Securities available for sale	384,957	-	360,790	24,167	384,957
Securities held to maturity	41,738	-	36,463	3,754	40,217
Bank stocks	15,605	n/a	n/a	n/a	n/a
Loans held for sale	507	558	-	-	558
Loans held for investment, net	1,298,912	-	-	1,291,439	1,291,439
Accrued interest receivable	5,156	-	5,156	-	5,156
Interest rate swap - cash flow hedge	465	-	465	-	465

Financial liabilities:
Deposits	$1,528,457	$-	$1,527,034	$-	$1,527,034
Federal funds purchased and sold under
agreements to repurchase	24,284	-	24,284	-	24,284
Short-term borrowings	20,000	-	20,000	-	20,000
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	110,000	-	117,316	-	117,316
Accrued interest payable	600	-	600	-	600

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(c) Loans Held for Investment

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3). Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3). Impaired loans are valued at the lower of cost or fair value when specific reserves are attributed to these loans because the present value of expected cash flows or the net realizable value of collateral is less than the impaired loan’s recorded investment. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(18)   Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2014 and December 31, 2013:

	Balance
	Sheet	Fair Value December 31,
	Location	2014	2013

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$465
Liabilities:
Interest rate swaps	Other liabilities	$1,526	$-

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2014, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that  were each designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings. The swaps are forward-starting with the first $25,000,000 swap becoming effective in June 2015 and the second swap becoming effective in March 2016. As of December 31, 2013 the Company had a single interest rate swap with a notional amount of $25,000,000 that was designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During 2014 and 2013, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, if LIBOR remains near current levels approximately $276,000 will be reclassified from AOCI into interest expense as one of our $25,000,000 cash flow hedges is expected to commence in June of 2015.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the years ended December 31, 2014 and 2013:

	Income
Interest Rate Swaps with	Statement	December 31,
Hedge Designation	Location	2014	2013

Gain or (loss) recognized in OCI on
derivative	Not applicable	$(1,234)	$348
Gain or (loss) reclassified from
accumulated OCI into income
(ineffective portion)	Interest expense	-	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $2,812,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

risk-weighted assets, and of Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of both December 31, 2014 and December 31, 2013 are presented in the table below:

	Actual		Minimum Capital Adequacy Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	Dollars in thousands
As of December 31, 2014:
Total Risk-Based Capital Ratio
Consolidated	$251,366	13.85%	$145,245	8.00%	N/A	N/A
Guaranty Bank and Trust Company	246,240	13.58%	145,097	8.00%	$181,371	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	228,745	12.60%	72,622	4.00%	N/A	N/A
Guaranty Bank and Trust Company	223,619	12.33%	72,549	4.00%	108,823	6.00%
Leverage Ratio
Consolidated	228,745	11.10%	82,442	4.00%	N/A	N/A
Guaranty Bank and Trust Company	223,619	10.86%	82,356	4.00%	102,945	5.00%

As of December 31, 2013:
Total Risk-Based Capital Ratio
Consolidated	$238,390	14.96%	$127,453	8.00%	N/A	N/A
Guaranty Bank and Trust Company	228,141	14.37%	126,967	8.00%	$158,708	10.00%
Tier 1 Risk-Based Capital Ratio
Consolidated	218,461	13.71%	63,727	4.00%	N/A	N/A
Guaranty Bank and Trust Company	208,287	13.12%	63,483	4.00%	95,225	6.00%
Leverage Ratio
Consolidated	218,461	11.49%	76,025	4.00%	N/A	N/A
Guaranty Bank and Trust Company	208,287	11.00%	75,767	4.00%	94,708	5.00%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)  Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2014 and 2013

	2014	2013

	(In thousands)
Assets
Cash	$4,670	$5,533
Investments in subsidiaries	226,813	204,221
Other assets	2,619	6,783
Total assets	$234,102	$216,537

Liabilities and Stockholders' Equity
Liabilities:
Subordinated debentures	$25,774	$25,774
Other liabilities	1,389	1,369
Total liabilities	27,163	27,143
Stockholders' equity:
Common stock	24	24
Common stock - additional paid-in capital	709,341	706,490
Accumulated deficit	(396,172)	(405,494)
Accumulated other comprehensive loss	(3,127)	(8,954)
Treasury stock	(103,127)	(102,672)
Total stockholders' equity	206,939	189,394
Total liabilities and stockholders' equity	$234,102	$216,537

Statements of Income and Comprehensive Income
(Parent Company Only)
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

	(In thousands)
Income:
Management fee - subsidiary bank	$4,466	$3,933	$3,703
Dividends from subsidiary bank	-	17,086	-
Other	41	55	79
Total income	4,507	21,074	3,782
Expenses:
Interest expense	800	1,122	2,882
Salaries and benefits	3,155	2,402	2,018
Professional services	1,917	1,824	1,810
Other	813	1,486	784
Total expenses	6,685	6,834	7,494
Income (loss) before federal income taxes and equity
in undistributed net income of subsidiaries	(2,178)	14,240	(3,712)
Income tax benefit	822	1,073	4,746
Income (loss) before equity in undistributed
net income of subsidiaries	(1,356)	15,313	1,034
Equity in undistributed income of subsidiaries	14,868	(1,284)	14,025
Net income	$13,512	$14,029	$15,059
			-
Other Comprehensive Income (Loss)	5,827	(12,119)	1,482
Total Comprehensive Income	$19,339	$1,910	$16,541

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flow
(Parent Company Only)
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

	(In thousands)
Cash flows from operating activities:
Net income	$13,512	$14,029	$15,059
Reconciliation of net income to net cash from
operating activities:
Equity based compensation	817	407	223
Net change in:
Other assets	4,165	(544)	(4,370)
Other liabilities	156	(326)	(6,886)
Equity in undistributed income
of consolidated subsidiaries	(14,868)	1,284	(14,025)
Prepayment penalty on debt extinguishment	-	629	-
Net cash used by operating activities	3,782	15,479	(9,999)
Cash flows from investing activities:
Net cash used by investing activities	-	-	-
Cash flows from financing activities:
Repurchase of common stock	(455)	(275)	(43)
Redemption of subordinated debentures	-	(16,094)	-
Dividends paid	(4,190)	(1,566)	-
Net cash used by financing activities	(4,645)	(17,935)	(43)
Net change in cash and cash equivalents	(863)	(2,456)	(10,042)
Cash and cash equivalents, beginning of year	5,533	7,989	18,031
Cash and cash equivalents, end of year	$4,670	$5,533	$7,989

(21)  Quarterly Results of Operations (Unaudited)

2014 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
	(In thousands, except share data)

Interest income	$19,384	$19,529	$18,726	$17,881
Interest expense	1,704	1,720	1,661	1,622
Net interest income	17,680	17,809	17,065	16,259
Provision (credit) for loan losses	(1)	(3)	24	(6)
Net interest income after
provision for loan losses	17,681	17,812	17,041	16,265
Noninterest income	4,862	4,338	3,837	3,658
Noninterest expense	21,034	15,159	14,915	14,638
Income before income taxes	1,509	6,991	5,963	5,285
Income tax expense	294	2,320	1,879	1,743
Net income	$1,215	$4,671	$4,084	$3,542

Basic earnings per common
share	$0.06	$0.22	$0.19	$0.17
Diluted earnings per common
share	$0.06	$0.22	$0.19	$0.17

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loan growth during 2014 resulted in increased interest income.  Noninterest income increased during 2014 as a result of increases in investment management and trust fees, gains on sales of SBA loans, and increased earnings on BOLI. In the fourth quarter 2014, the Company prepaid $90,000,000 of fixed rate FHLB term advances and incurred a prepayment penalty of approximately $5,459,000.

2013 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	(In thousands, except share data)

Interest income	$18,070	$17,789	$17,449	$17,330
Interest expense	1,679	1,727	1,710	1,952
Net interest income	16,391	16,062	15,739	15,378
Provision for loan losses	154	142	-	-
Net interest income after
provision for loan losses	16,237	15,920	15,739	15,378
Noninterest income	3,474	3,664	3,711	2,950
Noninterest expense	13,681	13,936	13,879	15,192
Income before income taxes	6,030	5,648	5,571	3,136
Income tax expense	1,942	1,797	1,753	864
Net income	$4,088	$3,851	$3,818	$2,272

Basic earnings per common
share (1)	$0.20	$0.18	$0.18	$0.11
Diluted earnings per common
share (1)	$0.19	$0.18	$0.18	$0.11
________________
(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

During the first quarter 2013, the Company redeemed $15,465,000 of outstanding subordinated debentures and recognized an aggregate prepayment penalty of $629,000. Noninterest income increased during 2013 as a result of increases in investment management and trust fees, increased earnings on BOLI contracts and increases in deposit service and other fees.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2014, of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm. Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 9, 2015, the Company filed a Current Report on Form 8-K that included a copy of the Company's Amended and Restated Change in Control Severance Plan (as filed, the "Severance Plan") as Exhibit 10.6 thereto. Schedule A to the Severance Plan, which identifies the Company employees eligible to participate in the Severance Plan inadvertently omitted two employees, Michael J. Noesen and Michael J. Dipetro, and their respective severance multiples and participation periods. A copy of the Severance Plan with Schedule A updated to reflect these two employees is attached as Exhibit 10.6 to this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

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

3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10‑K:

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

10.6†	Guaranty Bancorp Amended and Restated Change in Control Severance Plan, amended and restated effective as of February 3, 2015 (filed herewith)
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
10.14†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Paul W. Taylor (incorporated by reference from Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.15†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Michael B. Hobbs (incorporated by reference from Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.16†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Cathy P. Goss (incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.17†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Christopher G. Treece (incorporated by reference from Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

11.1

Statement re: Computation of Per Share Earnings (See Note 2(s) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

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

Date: February 18, 2015

GUARANTY BANCORP
B	By: /s/ Christopher G. Treece
	Name:	Christopher G. Treece
	Title:	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Taylor and Christopher G. Treece, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward B. Cordes Edward B. Cordes	Chairman of the Board and Director	February 18, 2015
/s/ Paul W. Taylor Paul W. Taylor	President and Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2015
/s/ Christopher G. Treece Christopher G. Treece	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 18, 2015
/s/ John M. Eggemeyer John M. Eggemeyer	Director	February 18, 2015
/s/ Keith R. Finger Keith R. Finger	Director	February 18, 2015
/s/ Stephen D. Joyce Stephen D. Joyce	Director	February 18, 2015

/s/ Gail H. Klapper Gail H. Klapper	Director	February 18, 2015
/s/ Stephen G. McConahey Stephen G. McConahey	Director	February 18, 2015
/s/ W. Kirk Wycoff W. Kirk Wycoff	Director	February 18, 2015
/s/ Albert C. Yates Albert C. Yates	Director	February 18, 2015