Form 10-K/A
period 2014-12-31
Guaranty Bancorp
filed 2015-02-23
CIK 1324410

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K/A will be found in the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Original Filing”), filed with the Securities and Exchange Commission on February 18, 2015, is to correct the formatting on the cover page, specifically as it relates to the check marks in the appropriate boxes.

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

Available Information

Guaranty Bancorp maintains an Internet website at www.gbnk.com. At this website, our Annual Report on Form 10-K/A,  Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements on Schedule 14A and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC website. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

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

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013, included in the Annual Report on Form 10-K filed February 18, 2015, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Attestation Report of the Independent Registered Public Accounting Firm. Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012, included in this Annual Report on Form 10-K/A and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K/A.

(c)  Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 9, 2015, the Company filed a Current Report on Form 8-K that included a copy of the Company's Amended and Restated Change in Control Severance Plan (as filed, the "Severance Plan") as Exhibit 10.6 thereto. Schedule A to the Severance Plan, which identifies the Company employees eligible to participate in the Severance Plan inadvertently omitted two employees, Michael J. Noesen and Michael J. Dipetro, and their respective severance multiples and participation periods. A copy of the Severance Plan with Schedule A updated to reflect these two employees is incorporated by reference to Exhibit 10.6 of our Form 10-K filed February 18, 2015.

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

3. Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10‑K/A:

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
10.2

Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 12, 2009)

10.3

Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed on February 12, 2010)

10.4

Amendment No. 3 to Investment Agreement, dated as of September 30, 2011, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2011)

10.5†

Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.6†

Guaranty Bancorp Amended and Restated Change in Control Severance Plan, amended and restated effective as of February 3, 2015 (incorporated  by reference from Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed on February 18, 2015)

10.7†

Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Registrant’s Notice of 2010 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 29, 2010)

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

21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith))
31.1	Section 302 Certifications (filed herewith)
32.1	Section 906 Certifications (filed herewith)
101.INS	XBRL Interactive Data File*
101.SCH	XBRL Interactive Data File*
101.CAL	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2015

GUARANTY BANCORP
By: /s/ Christopher G. Treece
Name:	Christopher G. Treece
Title:	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)