Form 10-Q
period 2015-03-31
Guaranty Bancorp
filed 2015-04-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, there were 21,738,501 shares of the registrant’s common stock outstanding, consisting of 20,719,501 shares of voting common stock, of which 676,017 shares were in the form of unvested stock awards, and  1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$31,649	$32,441

Securities available for sale, at fair value	295,700	346,146
Securities held to maturity (fair value of $145,274 and $90,809 at
March 31, 2015 and December 31, 2014)	141,969	88,514
Bank stocks, at cost	14,602	14,822
Total investments	452,271	449,482

Loans held for sale	700	-

Loans, held for investment, net of unearned loan fees	1,554,454	1,541,434
Less allowance for loan losses	(22,500)	(22,490)
Net loans, held for investment	1,531,954	1,518,944

Premises and equipment, net	48,400	45,937
Other real estate owned and foreclosed assets	2,175	2,175
Other intangible assets, net	6,659	7,154
Bank-owned life insurance	47,795	42,456
Other assets	23,849	26,189
Total assets	$2,145,452	$2,124,778

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$659,765	$654,051
Interest-bearing demand and NOW	356,573	326,748
Money market	370,705	374,063
Savings	141,948	138,588
Time	192,890	191,874
Total deposits	1,721,881	1,685,324

Securities sold under agreement to repurchase and federal funds purchased	23,922	33,508
Federal Home Loan Bank term notes	20,000	20,000
Federal Home Loan Bank line of credit borrowing	128,600	140,300
Subordinated debentures	25,774	25,774
Securities purchased, not yet settled	2,284	-
Interest payable and other liabilities	11,854	12,933
Total liabilities	1,934,315	1,917,839

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	710,217	709,341
Accumulated deficit	(393,193)	(396,172)
Accumulated other comprehensive loss	(2,466)	(3,127)
Treasury stock, at cost, 2,269,778 and 2,248,033 shares, respectively	(103,445)	(103,127)
Total stockholders’ equity	211,137	206,939
Total liabilities and stockholders’ equity	$2,145,452	$2,124,778
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 24,008,279 shares issued and 21,738,501 shares outstanding at March 31, 2015 (includes 676,017 shares of unvested restricted stock); 23,876,906 shares issued and 21,628,873 shares outstanding at December 31, 2014 (includes 620,075 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2015	2014

	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$16,806	$14,734
Investment securities:
Taxable	2,123	2,332
Tax-exempt	702	645
Dividends	222	169
Federal funds sold and other	1	1
Total interest income	19,854	17,881
Interest expense:
Deposits	668	580
Securities sold under agreement to repurchase and
federal funds purchased	11	8
Borrowings	199	836
Subordinated debentures	199	198
Total interest expense	1,077	1,622
Net interest income	18,777	16,259
Provision (credit) for loan losses	(23)	(6)
Net interest income, after provision for loan losses	18,800	16,265
Noninterest income:
Deposit service and other fees	2,035	2,066
Investment management and trust	1,334	908
Increase in cash surrender value of life insurance	408	293
Gain on sale of securities	-	25
Gain on sale of SBA loans	280	137
Other	58	229
Total noninterest income	4,115	3,658
Noninterest expense:
Salaries and employee benefits	8,604	8,075
Occupancy expense	1,697	1,548
Furniture and equipment	730	695
Amortization of intangible assets	495	591
Other real estate owned, net	41	56
Insurance and assessments	565	580
Professional fees	829	892
Other general and administrative	2,309	2,201
Total noninterest expense	15,270	14,638
Income before income taxes	7,645	5,285
Income tax expense	2,561	1,743
Net income	$5,084	$3,542

Earnings per common share–basic:	$0.24	$0.17
Earnings per common share–diluted:	0.24	0.17
Dividends declared per common share:	0.10	0.05

Weighted average common shares outstanding-basic:	21,037,325	20,936,295
Weighted average common shares outstanding-diluted:	21,165,433	21,028,722

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014

	(In thousands)

Net income	$5,084	$3,542
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	1,909	4,893
Income tax effect	(726)	(1,860)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	84	-
Income tax effect	(32)	-
Reclassification adjustment for net (gains) included
in net income during the period	-	(25)
Income tax effect	-	10

Change in market value of derivatives during the period	(926)	(282)
Income tax effect	352	107

Other comprehensive income	661	2,843
Total comprehensive income	$5,745	$6,385

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	3,542	-	3,542
Other comprehensive income	-	-	-	-	2,843	2,843
Stock compensation awards, net of forfeitures	404,761	-	-	-	-	-
Stock based compensation, net	-	459	-	-	-	459
Repurchase of common stock	(12,361)	-	(163)	-	-	(163)
Dividends paid	-	-	-	(1,046)	-	(1,046)
Balance, March 31, 2014	21,696,107	$706,973	$(102,835)	$(402,998)	$(6,111)	$195,029

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	5,084	-	5,084
Other comprehensive income	-	-	-	-	661	661
Stock compensation awards, net of forfeitures	131,373	-	-	-	-	-
Stock based compensation, net	-	746	-	-	-	746
Tax effect of restricted stock vestings	-	130	-	-	-	130
Repurchase of common stock	(21,745)	-	(318)	-	-	(318)
Dividends paid	-	-	-	(2,105)	-	(2,105)
Balance, March 31, 2015	21,738,501	$710,241	$(103,445)	$(393,193)	$(2,466)	$211,137

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$5,084	$3,542
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	1,144	1,172
Provision (credit) for loan losses	(23)	(6)
Stock compensation, net	746	459
Gain on sale of securities	-	(25)
Gain on sale of SBA loans	(280)	(137)
Origination of SBA loans with intent to sell	(2,718)	(1,683)
Proceeds from the sale of SBA loans originated with intent to sell	2,642	1,872
Gain, net and valuation adjustments on real estate owned	-	(8)
Other	144	569
Net change in:
Other assets	2,065	1,095
Interest payable and other liabilities	(2,294)	(1,775)
Net cash from operating activities	6,510	5,075
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	11,409	37,615
Purchases	(8,561)	(26,133)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	3,270	686
Purchases	(5,057)	(18,318)
Loan originations net of principal collections	(13,306)	(40,856)
Purchase of bank-owned life insurance contracts	(5,000)	-
Proceeds from sales of other real estate owned and foreclosed assets	-	82
Proceeds from sale of SBA loans transferred to held for sale	207	-
Additions to premises and equipment	(3,112)	(39)
Net cash from investing activities	(20,150)	(46,963)
Cash flows from financing activities:
Net change in deposits	36,557	4,553
Net change in borrowings on Federal Home Loan Bank line of credit	(11,700)	43,017
Cash dividends on common stock	(2,105)	(1,046)
Net change in repurchase agreements and federal funds purchased	(9,586)	2,761
Repurchase of common stock	(318)	(163)
Net cash from financing activities	12,848	49,122
Net change in cash and cash equivalents	(792)	7,234
Cash and cash equivalents, beginning of period	32,441	28,077
Cash and cash equivalents, end of period	$31,649	$35,311

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$49,084	$-
Securities purchased, not yet settled	2,284	-

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including: accepting time and demand deposits, originating commercial loans, real estate loans (including jumbo mortgages), Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiaries Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are generally expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. The ability of customers to repay their loans is strongly correlated to general economic conditions prevailing in Colorado, including the strength of the local real estate market, among other factors.

(a)Basis of Presentation

The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. The Company’s financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. Subsequent events have been evaluated through the date of financial statement issuance.

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014.

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

(c)Loans and Loan Commitments

The Company extends commercial, real estate, agricultural and consumer loans to customers. A substantial portion of the loan portfolio consists of commercial and real estate loans made to borrowers located throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their contracts is generally dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

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

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current organizational conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance at a level that it deems appropriate to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

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

The general component of the allowance covers all other loans not specifically identified as impaired and is calculated based on losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed and qualitative adjustment factors, which adjust the historical loss rate are estimated. These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. The historical loss experience is adjusted for management’s estimate of the impact of these factors based on the risks present for each portfolio segment.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be ten years. As of March 31, 2015 the Company had recognized two customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012 and CHIA on July 16, 2014.

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. At March 31, 2015, one of these properties remained held for sale and is included in “other assets” in the consolidated balance sheet. The Company recognized an additional $186,000 in impairment charges on this property during 2014 in response to changing market conditions. No additional impairment was recognized on this property during the first quarter 2015.

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

(i)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. On March 4, 2015 the Company’s Board of Directors approved the Guaranty Bancorp 2015 Long-Term Incentive Plan, subject to stockholder approval at the annual meeting of stockholders, scheduled for May 5, 2015.

As of March 31, 2015, the Company had only granted stock awards, which will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2018. At March 31, 2015,  certain performance stock awards were expected to vest prior to their expiration, while certain performance awards were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)Stock Repurchase Plan

On February 3, 2015, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. The repurchase program had been scheduled to expire 12 months from the date of its announcement, and as extended, the program is scheduled to expire on April 2, 2016. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At March 31, 2015 and December 31, 2014, the Company had a net deferred tax asset of $9,723,000 and $10,988,000, respectively, which includes the deferred tax asset associated with the unrealized gain (loss) on securities and the fluctuation of fair value on the Company’s interest rate swaps designated as cash flow hedges. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies management determined that as of March 31, 2015 it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of March 31, 2015 or December 31, 2014.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2010 except to the extent of the amount of the 2010 carryback claim for a refund filed in 2011 with respect to 2008. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2015 and December 31, 2014, the Company did not have any amounts accrued for interest or penalties.

As of March 31, 2015 and December 31, 2014 the Company maintained an immaterial unrecognized tax benefit. If this benefit were to be recognized in a future period both our tax expense and effective tax rate would be reduced. The Company does not expect the total amount of unrecognized tax benefits to materially increase or decrease in the next 12 months.

(l)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2015	2014

Average common shares outstanding	21,037,325	20,936,295
Effect of dilutive unvested stock grants (1)	128,108	92,427
Average shares outstanding for calculated
diluted earnings per common share	21,165,433	21,028,722
_____________

(1)Unvested stock grants representing 676,017 shares at March 31, 2015 had a dilutive impact of 128,108 shares in the diluted earnings per share calculation for the three months ended March 31, 2015.  Unvested stock grants representing 745,406 shares at March 31, 2014 had a dilutive impact of 92,427 shares in the diluted earnings per share calculation for the three months ended March 31, 2014.

 (m)    Recently Issued Accounting Standards

Recently Issued but not yet Effective Accounting Standards:

In May 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. Initially the amendments of the update were to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2016, however the FASB recently voted to defer the implementation for one year, although that change has not yet been finalized. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	March 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,723	$6	$(11)	$34,728
Mortgage-backed - agency / residential	165,374	2,098	(1,184)	164,460
Mortgage-backed - private / residential	411	4	-	407
Trust preferred	18,615	363	(1,748)	20,000
Corporate	68,053	1,526	-	66,527
Collateralized loan obligations	8,524	49	-	8,475
Total securities available for sale	$295,700	$4,046	$(2,943)	$294,597

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$49,399	$71	$(293)	$49,621
Mortgage-backed - agency / residential	201,902	2,027	(2,063)	201,938
Mortgage-backed - private / residential	412	-	-	412
Asset-backed	8,708	-	(280)	8,988
Trust preferred	18,075	175	(2,100)	20,000
Corporate	64,717	956	(49)	63,810
Collateralized loan obligations	2,933	-	-	2,933
Total securities available for sale	$346,146	$3,229	$(4,785)	$347,702

During the first quarter of 2015, the Company reclassified, at fair value, approximately $49,084,000 in available for sale mortgage-backed,  asset-backed and municipal securities to the held to maturity category. The related unrealized pre-tax losses of approximately $750,000 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
March 31, 2015:
State and municipal	$56,244	$1,064	$(113)	$55,293
Mortgage-backed - agency / residential	67,460	1,956	-	65,504
Asset-backed	21,570	409	(11)	21,172
	$145,274	$3,429	$(124)	$141,969

December 31, 2014:
State and municipal	$36,051	$923	$(95)	$35,223
Mortgage-backed - agency / residential	41,734	1,203	-	40,531
Asset-backed	13,024	264	-	12,760
	$90,809	$2,390	$(95)	$88,514

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Proceeds	$2,868	$8,367
Gross gains	16	42
Gross losses	(16)	(17)
Net tax expense related to gains
(losses) on sale	-	10

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at March 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$2,939	$2,885
Due after one year through five years	46,819	45,934
Due after five years through ten years	18,583	17,996
Due after ten years	53,050	54,440
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	121,391	121,255
Mortgage-backed and collateralized
loan obligations	174,309	173,342
Total securities available for sale	$295,700	$294,597

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$1,608	$1,607
Due after one year through five years	2,584	2,557
Due after five years through ten years	17,000	16,736
Due after ten years	35,052	34,393
Total HTM, excluding MBS and asset-backed	56,244	55,293
Mortgage-backed and asset-backed	89,030	86,676
Total securities held to maturity	$145,274	$141,969

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$1,455	$(11)	$-	$-	$1,455	$(11)
Mortgage-backed - agency /
residential	46,464	(767)	29,352	(417)	75,816	(1,184)
Trust preferred	-	-	8,253	(1,748)	8,253	(1,748)

Held to maturity:
State and municipal	5,935	(46)	12,505	(303)	18,440	(349)
Mortgage-backed - agency /
residential	-	-	45,307	(289)	45,307	(289)
Asset-backed	-	-	21,568	(438)	21,568	(438)
Total temporarily impaired	$53,854	$(824)	$116,985	$(3,195)	$170,839	$(4,019)

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$-	$-	$12,515	$(293)	$12,515	$(293)
Mortgage-backed - agency /
residential	23,407	(92)	103,429	(1,971)	126,836	(2,063)
Asset-backed	-	-	8,708	(280)	8,708	(280)
Trust preferred	-	-	7,900	(2,100)	7,900	(2,100)
Corporate	11,505	(49)	-	-	11,505	(49)
Collateralized loan obligations	2,933	-	-	-	2,933	-

Held to maturity:
State and municipal	-	-	10,426	(95)	10,426	(95)
Total temporarily impaired	$37,845	$(141)	$142,978	$(4,739)	$180,823	$(4,880)

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a  recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of March 31, 2015 or December 31, 2014.

At March 31, 2015, there were 70 individual securities in an unrealized loss position, including 51 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 19 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay.  The decrease in the number of securities in an unrealized loss position in excess of 12 months from 75 securities at December 31, 2014 to the 51 securities at March 31, 2015 was primarily attributable to the timing of interest rate fluctuations. Likewise, the total number of securities in an unrealized loss position declined from 84 individual securities at December 31, 2014 to 70  securities at March 31, 2015 also as a result of the timing of interest rate fluctuations. At March 31, 2015, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At March 31, 2015 and December 31, 2014, the Company’s unrated municipal bonds comprised approximately 13.8% and 14.7%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At March 31, 2015, a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 11.4% of total stockholders’ equity. This amortizing tax-exempt bond is secured by a pledge of revenues and a deed of trust from a local hospital and carries an interest rate of 4.75% and a maturity date of December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of March 31, 2015 and December 31, 2014 approximated its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2014, management conducts a quarterly review of the hospital’s financial statements. In addition to a partial redemption in 2013 in advance of the contractual repayment schedule, the bond has paid principal and interest in accordance with its contractual terms.

Certain mortgage backed securities with an aggregate market value of approximately $40,495,000 as of March 31, 2015 were pledged to secure overnight repurchase agreement borrowings. Fluctuations in the fair value of these securities and or the fluctuation in customer repurchase agreement balances may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31,	December 31,
	2015	2014

	(In thousands)
Commercial and residential real estate	$1,055,219	$1,049,315
Construction	72,505	66,634
Commercial	326,679	324,057
Agricultural	10,625	10,625
Consumer	60,008	60,155
SBA	27,419	30,025
Other	2,133	1,002
Total gross loans	1,554,588	1,541,813
Unearned loan fees	(134)	(379)
Loans, held for investment, net of unearned loan fees	1,554,454	1,541,434
Less allowance for loan losses	(22,500)	(22,490)
Net loans, held for investment	$1,531,954	$1,518,944

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Balance, beginning of period	$22,490	$21,005
Provision (credit) for loan losses	(23)	(6)
Loans charged-off	(49)	(407)
Recoveries on loans previously
charged-off	82	958
Balance, end of period	$22,500	$21,550

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three months ended March 31, 2015 and March 31, 2014. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(7)	(1)	(41)	(49)
Recoveries	33	6	43	82
Provision (credit)	(11)	(8)	(4)	(23)
Balance as of March 31, 2015	$19,622	$36	$2,842	$22,500

Balances at March 31, 2015:

Allowance for Loan Losses
Individually evaluated	$296	$1	$1	$298
Collectively evaluated	19,326	35	2,841	22,202
Total	$19,622	$36	$2,842	$22,500

Loans
Individually evaluated	$27,276	$1	$45	$27,322
Collectively evaluated	1,241,143	2,611	283,378	1,527,132
Total	$1,268,419	$2,612	$283,423	$1,554,454

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(8)	(11)	(388)	(407)
Recoveries	890	5	63	958
Provision (credit)	(615)	4	605	(6)
Balance as of March 31, 2014	$18,742	$50	$2,758	$21,550

Balances at December 31, 2014:

Allowance for Loan Losses
Individually evaluated	$224	$1	$2	$227
Collectively evaluated	19,383	38	2,842	22,263
Total	$19,607	$39	$2,844	$22,490

Loans
Individually evaluated	$26,751	$25	$68	$26,844
Collectively evaluated	1,230,289	2,799	281,502	1,514,590
Total	$1,257,040	$2,824	$281,570	$1,541,434

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

March 31, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$15,019	$16,530	$-	$15,174	$53
Construction	986	986	-	493	-
Commercial	-	-	-	47	-
Consumer	310	338	-	342	2
Other	152	472	-	160	-
Total	$16,467	$18,326	$-	$16,216	$55

Impaired loans with a related allowance:
Commercial and residential real estate	$10,289	$10,536	$276	$10,282	$95
Construction	-	-	-	-	-
Commercial	45	48	1	56	1
Consumer	521	584	21	530	3
Other	-	-	-	-	-
Total	$10,855	$11,168	$298	$10,868	$99

Total impaired loans:
Commercial and residential real estate	$25,308	$27,066	$276	$25,456	$148
Construction	986	986	-	493	-
Commercial	45	48	1	103	1
Consumer	831	922	21	872	5
Other	152	472	-	160	-
Total impaired loans	$27,322	$29,494	$298	$27,084	$154

December 31, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$15,329	$16,874	$-	$18,792	$220
Construction	-	-	-	-	-
Commercial	93	103	-	265	10
Consumer	374	391	-	297	10
Other	168	615	-	236	-
Total	$15,964	$17,983	$-	$19,590	$240

Impaired loans with a related allowance:
Commercial and residential real estate	$10,274	$10,507	$201	$3,818	$425
Construction	-	-	-	-	-
Commercial	67	330	2	248	5
Consumer	539	595	24	673	14
Other	-	-	-	68	-
Total	$10,880	$11,432	$227	$4,807	$444

Total impaired loans:
Commercial and residential real estate	$25,603	$27,381	$201	$22,610	$645
Construction	-	-	-	-	-
Commercial	160	433	2	513	15
Consumer	913	986	24	970	24
Other	168	615	-	304	-
Total impaired loans	$26,844	$29,415	$227	$24,397	$684

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $164,000 for the three months ended March 31, 2015 and $199,000 for the three months ended March 31, 2014.

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

March 31, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$7,154	$-	$11,592	$18,746	$1,055,127
Construction	-	-	986	986	72,499
Commercial	882	-	-	882	326,651
Consumer	91	-	536	627	60,003
Other	241	-	152	393	40,174
Total	$8,368	$-	$13,266	$21,634	$1,554,454

December 31, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$92	$-	$11,872	$11,964	$1,049,057
Construction	-	-	-	-	66,618
Commercial	1,080	-	18	1,098	323,977
Consumer	66	-	559	625	60,140
Other	143	-	168	311	41,642
Total	$1,381	$-	$12,617	$13,998	$1,541,434

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

March 31, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,033,297	$71,519	$325,455	$58,875	$38,980	$1,528,126
Substandard	21,922	986	1,224	1,133	1,197	26,462
Doubtful	-	-	-	-	-	-
Subtotal	1,055,219	72,505	326,679	60,008	40,177	1,554,588
Less: Unearned loan fees	(92)	(6)	(28)	(5)	(3)	(134)
Loans, held for investment, net
of unearned loan fees	$1,055,127	$72,499	$326,651	$60,003	$40,174	$1,554,454

December 31, 2014	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,027,792	$66,634	$322,920	$58,941	$40,430	$1,516,717
Substandard	21,523	-	1,137	1,214	1,222	25,096
Doubtful	-	-	-	-	-	-
Subtotal	1,049,315	66,634	324,057	60,155	41,652	1,541,813
Less: Unearned loan fees	(258)	(16)	(80)	(15)	(10)	(379)
Loans, held for investment, net
of unearned loan fees	$1,049,057	$66,618	$323,977	$60,140	$41,642	$1,541,434

The book balance of troubled debt restructurings (“TDRs”) at March 31, 2015 and December 31, 2014 was $25,446,000 and  $25,903,000, respectively. TDRs are included in impaired loans. Management established approximately $281,000 and $208,000 in specific reserves with respect to these loans as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had an additional $953,000 and $1,038,000, respectively, committed on loans classified as TDRs.

During the first quarter 2015, management made no loan modifications qualifying as TDRs.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2014:

Three Months Ended March 31, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	4	$211	$211
Construction	-	-	-
Commercial	-	-	-
Consumer	1	35	35
Other	1	86	86
Total	6	$332	$332

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no defaults on TDRs during the three months ended March 31, 2015 or March 31, 2014.

(4)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2015, the Company had intangible assets comprised of its core deposit intangible assets and two customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful Life	2015	2014

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(61,062)	(60,708)
Core deposit intangible assets, net		$1,913	$2,267

Customer relationship intangible assets	10 years	5,654	5,654
Customer relationship intangible assets accumulated amortization		(908)	(767)
Customer relationship intangible assets, net		$4,746	$4,887

Total other intangible assets, net		$6,659	$7,154

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended March 31,
	2015	2014

	(In thousands)

Amortization expense	$495	$591

(5)Borrowings

At March 31, 2015, the Company’s outstanding borrowings were $148,600,000 as compared to $160,300,000 at December 31, 2014.  These borrowings at March 31, 2015 consisted of a  $20,000,000 term note and $128,600,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2014, outstanding borrowings consisted of the same $20,000,000 term note and $140,300,000 of advances on our line of credit, both with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $364,385,000 at March 31, 2015 and $385,584,000 at December 31, 2014. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $215,785,000 at March 31, 2015 and $225,284,000 at December 31, 2014.

The interest rate on the line of credit varies with the federal funds rate, and was 0.25% at March 31, 2015. The Company has one term note with the FHLB with a fixed interest rate of 2.52% and matures on January 23, 2018.

(6) Subordinated Debentures and Trust Preferred Securities

At both March 31, 2015 and December 31, 2014, the balance of the Company’s outstanding subordinated debentures was $25,774,000. As of March 31, 2015 the Company's subordinated debentures bore a weighted average cost of funds of 3.08%.

The Company’s subordinated debentures were issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

As of March 31, 2015, the Company was in compliance with all financial covenants of the subordinated debentures.

At March 31, 2015 and December 31, 2014 the Company had accrued, unpaid interest on its subordinated debentures of approximately $199,000 and $202,000, respectively. Interest payable on subordinated debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2015, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Act and a recent joint rule from the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, we expect that our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The following table summarizes the terms of each outstanding subordinated debenture issuance at March 31, 2015 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2015	Variable	LIBOR + 2.65%	2.90%	7/15/2015
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2015	Variable	LIBOR + 3.10%	3.35%	7/7/2015

*  Call date represents the earliest or next date the Company can call the debentures

** On April 7, 2015, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.35%. On April 15, 2015, the rate on the CenBank Trust III subordinated debentures reset to 2.90%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2015	December 31, 2014

	(In thousands)
Commitments to extend credit:
Variable	$337,174	$342,496
Fixed	51,753	41,742
Total commitments to extend credit	$388,927	$384,238

Standby letters of credit	$10,286	$11,474

At March 31, 2015, the rates on the fixed rate commitments to extend credit ranged from 2.25% to 7.00%.

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

Fair values of our securities are determined though the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For securities where routine valuation techniques are not used management utilizes a discounted cash flow model with market-adjusted discount rates or other unobservable inputs to estimate fair value. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3 (Level 3 inputs). The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

Currently, the Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2 inputs). The Company considers the value of the swap to be highly sensitive to fluctuations in interest rates.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at March 31, 2015
State and municipal securities	$-	$2,686	$32,037	$34,723
Mortgage-backed securities – agency /
residential	-	165,374	-	165,374
Mortgage-backed securities – private /
residential	-	411	-	411
Trust preferred securities	-	18,615	-	18,615
Corporate securities	-	68,053	-	68,053
Collateralized loan obligations	-	8,524		8,524
Interest rate swaps - cash flow hedge	-	(2,452)	-	(2,452)

Assets/(Liabilities) at December 31, 2014
State and municipal securities	$-	$17,082	$32,317	$49,399
Mortgage-backed securities – agency /
residential	-	201,902	-	201,902
Mortgage-backed securities – private /
residential	-	412	-	412
Asset-backed securities	-	8,708	-	8,708
Trust preferred securities	-	18,075	-	18,075
Corporate securities	-	64,717	-	64,717
Collateralized loan obligations	-	2,933		2,933
Interest rate swaps - cash flow hedge	-	(1,526)	-	(1,526)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the three months ended March 31, 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and March 31, 2014:

State and Municipal Securities
Three Months Ended March 31, 2015

(In thousands)
Beginning balance December 31, 2014	$32,317
Total unrealized gains (losses) included in:
Net income	5
Other comprehensive income	(5)
Sales, calls and prepayments	-
Transfer to held to maturity	(280)
Transfers in and (out) of Level 3	-
Balance end of period	$32,037

State and Municipal Securities
Three Months Ended March 31, 2014

(In thousands)
Beginning balance December 31, 2013	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	-
Other comprehensive income (loss)	479
Sales, calls and prepayments	-
Transfers in and (out) of Level 3	-
Balance end of period	$24,646

For the three months ended March 31, 2015 and March 31, 2014, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale. For the three months ended March 31, 2015, the amount included in net income in the above table consisted of the accretion of any discount on the Level 3 securities.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at March 31, 2015 and December 31, 2014:

March 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,037	discounted cash flow	discount rate	1.83%-4.75%
Total	$32,037

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,037	discounted cash flow	discount rate	1.75%-4.75%
State and municipal securities	280	matrix pricing	discount rate or yield	N/A*
Total	$32,317

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of March 31, 2015 and December 31, 2014.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of March 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,649	$31,649	$-	$-	$31,649
Securities available for sale	295,700	-	263,663	32,037	295,700
Securities held to maturity	141,969	-	140,734	4,540	145,274
Bank stocks	14,602	n/a	n/a	n/a	n/a
Loans held for sale	700	770	-	-	770
Loans held for investment, net	1,531,954	-	-	1,523,099	1,523,099
Accrued interest receivable	6,430	-	6,430	-	6,430

Financial liabilities:
Deposits	$1,721,881	$-	$1,721,200	$-	$1,721,200
Federal funds purchased and sold under
agreements to repurchase	23,922	-	23,922	-	23,922
Short-term borrowings	128,600	-	128,600	-	128,600
Subordinated debentures	25,774	-	-	18,424	18,424
Long-term borrowings	20,000	-	20,759	-	20,759
Accrued interest payable	399	-	399	-	399
Interest rate swap - cash flow hedge	2,452	-	2,452	-	2,452

		Fair Value Measurements at December 31, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,441	$32,441	$-	$-	$32,441
Securities available for sale	346,146	-	313,829	32,317	346,146
Securities held to maturity	88,514	-	86,551	4,258	90,809
Bank stocks	14,822	n/a	n/a	n/a	n/a
Loans held for investment, net	1,518,944	-	-	1,511,289	1,511,289
Accrued interest receivable	5,934	-	5,934	-	5,934

Financial liabilities:
Deposits	$1,685,324	$-	$1,684,011	$-	$1,684,011
Federal funds purchased and sold under
agreements to repurchase	33,508	-	33,508	-	33,508
Short-term borrowings	140,300	-	140,300	-	140,300
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	20,000	-	20,735	-	20,735
Accrued interest payable	375	-	375	-	375
Interest rate swap - cash flow hedge	1,526	-	1,526	-	1,526

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

Fair values for securities available for sale and held to maturity are generally determined though the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For positions that are not traded in active markets or are subject to transfer restrictions (i.e., bonds valued with Level 3 inputs), management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality and intent to sell in order to determine the value of the bond.

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

(f) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values (Level 2).

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2015 and December 31, 2014.

	Balance	Fair Value
	Sheet	March 31,	December 31,
	Location	2015	2014

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$2,452	$1,526

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2015, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings.  The swaps are forward-starting with the first $25,000,000 swap becoming effective in June 2015 and the second swap becoming effective in March 2016.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three months ended March 31, 2015, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, if LIBOR remains near current levels, approximately $411,000 will be reclassified from AOCI into interest expense as one of our $25,000,000 cash flow hedges is expected to commence in June of 2015.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three months ended March 31, 2015 and March 31, 2014:

	Income	Three Months Ended
Interest Rate Swaps with	Statement	March 31,
Hedge Designation	Location	2015	2014

Gain or (loss) recognized in OCI on
derivative	Not applicable	$(574)	$(175)
Gain or (loss) reclassified from
accumulated OCI into income
(ineffective portion)	Interest expense	-	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of March 31, 2015 had posted $5,742,000 against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

(10) Stock-Based Compensation

Under the Company’s Incentive Plan, which expired by its terms on April 4, 2015, the Company’s Board of Directors granted stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in the Incentive Plan. On March 4, 2015 the Company’s Board of Directors approved the Guaranty Bancorp 2015 Long-Term Incentive Plan, subject to stockholder approval at the annual meeting of stockholders, scheduled for May 5, 2015. The 2015 Long Term Incentive Plan, if approved, will also provide for the grant of stock-based awards to nonemployee directors, key employees, consultants and prospective employees.

The Incentive Plan allowed and the 2015 Long-Term Incentive Plan, if approved in its current form will allow, for the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided, and the 2015 Long-Term Incentive plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

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

The Incentive Plan authorized grants of stock-based compensation awards of up to a total of 1,700,000 shares of Company voting common stock, subject to adjustments upon the occurrence of certain events. As of March 31, 2015 and December 31, 2014, there were outstanding awards representing 676,017 and 620,075 shares of unvested stock, with 442,272 and 573,645 shares remaining available for grant under the Incentive Plan, respectively. When the Incentive Plan expired by its terms, 442,272 shares remained available for grant under the plan. Whether or not the 2015 Long-Term Incentive Plan is approved by the Company’s stockholders, those remaining shares will not be available for issuance under the new plan. Although the Incentive Plan expired by its terms on April 4, 2015, awards previously granted under the Incentive Plan will remain outstanding in accordance with their terms.

Of the 676,017 shares of unvested awards at March 31, 2015, approximately 636,000 shares are expected to vest. At March 31, 2015, there were 326,723 shares of restricted stock outstanding that were subject to a performance condition. Management expects that approximately 304,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through February 2015. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2013, 2014  and 2015 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria.  As of March 31, 2015, management expected that approximately 91% of the 2013 performance awards will vest and that all of the performance awards made in 2014 and 2015 will vest (not including expected forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the three months ended March 31, 2015 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2015	620,075	$12.05
Awarded	144,241	14.38
Forfeited	(12,868)	12.18
Vested	(75,431)	10.11
Unearned at March 31, 2015	676,017	$12.76

The Company recognized $746,000 and  $459,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2015 and March 31, 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $284,000 and $174,000  for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015, compensation cost of $5,999,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.3 years. The fair value of awards that vested in the three months ended March 31, 2015 was approximately $1,104,000.

(11)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements, the ratios as of March 31, 2015 were calculated in accordance with the requirements of Basel III, which became effective January 1, 2015:

	Ratio at March 31, 2015	Ratio at December 31, 2014	Minimum Capital Requirement at March 31, 2015	Minimum Requirement for "Well-Capitalized" Institution at March 31, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	11.32%	N/A	4.50%	N/A
Guaranty Bank and Trust Company	12.45%	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.54%	12.60%	6.00%	N/A
Guaranty Bank and Trust Company	12.45%	12.33%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.75%	13.85%	8.00%	N/A
Guaranty Bank and Trust Company	13.67%	13.58%	8.00%	10.00%

Leverage Ratio
Consolidated	11.09%	11.10%	4.00%	N/A
Guaranty Bank and Trust Company	11.02%	10.86%	4.00%	5.00%

(12)  Legal Contingencies

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process, arising from transactions conducted in the ordinary course of business. Management believes, after consultations with legal counsel, that it is not probable that the outcome of current legal actions will result in a liability that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

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
•

Changes imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions, the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

•	The effects of inflation and interest rate, securities market, commodity market and monetary supply fluctuations.
•	Political instability, acts of war or terrorism and natural disasters.
•	Our ability to develop and promote customer acceptance of new products and services in a timely manner and customers’ perceived overall value of these products and services.
•	Changes in consumer spending, borrowings and savings habits.
•	Competition for loans and deposits and failure to attract or retain loans and deposits.
•	Changes in the financial performance or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and the terms of other credit agreements.
•	Our ability to receive regulatory approval for the Bank to declare and pay dividends to the holding company.
•	Our ability to acquire, operate and maintain cost-effective and efficient systems.
•

The timing, impact and other uncertainties of any future acquisitions, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations and the ability to enter new markets successfully and capitalize on growth opportunities.

•

Our ability to successfully implement changes in accounting policies and practices, adopted by regulatory agencies, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (the “FASB”) and other accounting standard setters.

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

This Management Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 7, 7A and 8 of our 2014 Annual Report on Form 10-K. Also, please see the disclosure in the “Forward-Looking Statements and Factors That Could Affect Future Results” section in this Report for certain other factors that could cause actual results or future events to differ materially from those anticipated in the forward-looking statements included in this Report or from historical performance.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services includes accepting demand and time deposits and originating commercial loans, real estate loans (including jumbo mortgages), SBA loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

 Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change
			Favorable
	2015	2014	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$19,854	$17,881	$1,973
Interest expense	1,077	1,622	545
Net interest income	18,777	16,259	2,518
Provision (credit) for
loan losses	(23)	(6)	17
Net interest income after
provision for loan losses	18,800	16,265	2,535
Noninterest income	4,115	3,658	457
Noninterest expense	15,270	14,638	(632)
Income before income taxes	7,645	5,285	2,360
Income tax expense	2,561	1,743	(818)
Net income	$5,084	$3,542	$1,542

Common Share Data:

Basic earnings per common share	$0.24	$0.17	$0.07
Diluted earnings per common share	$0.24	$0.17	$0.07
Average common shares outstanding	21,037,325	20,936,295	101,030
Diluted average common shares outstanding	21,165,433	21,028,722	136,711
Average equity to average assets	9.96%	10.14%	(1.8)%
Return on average equity	9.81%	7.43%	32.0%
Return on average assets	0.98%	0.75%	30.7%
Dividend payout ratio	41.40%	29.54%	40.1%

	March 31,	March 31,	Percent
	2015	2014	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.75%	14.75%	(6.7)%
Leverage ratio	11.09%	11.65%	(4.8)%
Loans(1), net of unearned loan fees
to deposits	90.28%	88.87%	1.6%
Allowance for loan losses to
loans(1), net of unearned loan fees	1.45%	1.58%	(8.2)%
Allowance for loan losses to
nonperforming loans	169.61%	147.55%	15.0%
Classified assets to allowance
and Tier 1 capital (2)	11.26%	11.59%	(2.8)%
Noninterest bearing deposits to
total deposits	38.32%	37.42%	2.4%
Time deposits to total deposits	11.20%	11.72%	(4.4)%

(1)Loans held for investment
(2) Based on Bank only Tier 1 capital

First quarter 2015 net income increased $1.5 million to $5.1 million as compared to $3.5 million for the same quarter in 2014. The $1.5 million increase in net income was primarily the result of a $2.0 million increase in interest income, a $0.5 million decrease in interest expense and a $0.5 million increase in noninterest income, partially offset by a $0.6 million increase in noninterest expense and a $0.8 million increase in income taxes. The

$2.0 million increase in interest income was driven by a $198.5 million increase in average loans for the quarter ended March 31, 2015 combined with a $0.7 million increase in loan fees as compared to the first quarter 2014. The $0.5 million decrease in interest expense during the first quarter 2015, as compared to the same quarter in 2014, was mostly due to the prepayment of $90.0 million of high-cost Federal Home Loan Bank (FHLB) term advances during the fourth quarter 2014. The $0.5 million increase in noninterest income was primarily due to an increase in investment management and trust income. The $0.6 million increase in noninterest expense in the first quarter 2015, as compared to the first quarter 2014, included a $0.5 million increase in salaries and employee benefits driven by a 6.2 increase in average full-time equivalent employees and an increase in equity compensation expense primarily due to an increase in average shares outstanding. The $0.8 million increase in income tax expense in the first quarter 2015, as compared to the same quarter in 2014, was primarily a result of growth in pre-tax income over the same period.

Net Interest Income and Net Interest Margin

Net interest income represents the difference between interest earned on assets and interest paid on liabilities. The interest rate spread is the difference between the yield on our interest-bearing assets and liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended March 31, 2015 and the prior four quarters:

Table 2

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(Dollars in thousands)
Net interest income	$18,777	$17,680	$17,809	$17,065	$16,259
Interest rate spread	3.72%	3.40%	3.47%	3.47%	3.49%
Net interest margin	3.84%	3.61%	3.67%	3.66%	3.69%
Net interest margin, fully tax
equivalent	3.93%	3.69%	3.75%	3.75%	3.78%
Average cost of interest-bearing
liabilities	0.35%	0.56%	0.55%	0.55%	0.57%
Average cost of deposits
(including noninterest-bearing
deposits)	0.16%	0.16%	0.16%	0.16%	0.15%

During the first quarter 2015, net interest margin increased 23 basis points to 3.84%, as compared to the fourth quarter 2014 and increased 15 basis points, as compared to the first quarter 2014. The increase in the net interest margin during the first quarter 2015, as compared to the fourth quarter 2014, was primarily the result of an eight basis point increase in loan yields combined with a 21 basis point decrease in the average cost of interest-bearing liabilities. The increase in loan yields during the first quarter 2015, as compared to the fourth quarter 2014 was largely due to net fees recognized on the early payoff of loans during the same period. The decline in the cost of interest-bearing liabilities during the first quarter 2015, as compared to the fourth quarter 2014, was mostly due to the prepayment of $90.0 million in FHLB term advances with a weighted average cost of 3.07% in the fourth quarter 2014. As compared to the first quarter 2014, the increase in net interest margin during the first quarter 2015 was primarily due to a 22 basis point decline in the cost of interest-bearing liabilities mostly due to the prepayment of FHLB term advances during the fourth quarter 2014.

Net interest income increased by $1.1 million to $18.8 million in the first quarter 2015, as compared to the fourth quarter 2014, and increased $2.5 million as compared to the first quarter 2014. The $1.1 million increase in net interest income in the first quarter 2015, as compared to the fourth quarter 2014, was due to a $0.5 million increase in interest income, primarily due to an increase in loan fees and a $0.6 million decrease in interest expense, mostly due to the prepayment of FHLB term advances during the fourth quarter 2014. The $2.5 million increase in net interest income in the first quarter 2015, as compared to the first quarter 2014, was due to a $2.0 million increase in interest income, driven by a 14.9% increase in average loan balances and a $0.5 million decrease in interest expense, mostly due to the prepayment of FHLB term advances during the fourth quarter 2014.

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

Table 3

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,529,619	$16,806	4.46%	$1,331,154	$14,734	4.49%
Investment securities (1)
Taxable	348,453	2,123	2.47%	365,422	2,332	2.59%
Tax-exempt	85,511	702	3.33%	73,172	645	3.57%
Bank Stocks (4)	14,800	222	6.08%	15,848	169	4.32%
Other earning assets	2,334	1	0.17%	2,182	1	0.19%
Total interest-earning assets	1,980,717	19,854	4.07%	1,787,778	17,881	4.06%
Non-earning assets:
Cash and due from banks	26,145			24,415
Other assets	101,904			95,586
Total assets	$2,108,766			$1,907,779

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$336,658	$79	0.10%	$332,905	$83	0.10%
Money market	376,805	213	0.23%	331,316	212	0.26%
Savings	140,330	38	0.11%	116,026	31	0.11%
Time certificates of deposit	191,537	338	0.72%	180,195	254	0.57%
Total interest-bearing deposits	1,045,330	668	0.26%	960,442	580	0.24%
Borrowings:
Repurchase agreements	25,938	11	0.17%	21,852	8	0.15%
Federal funds purchased (5)	40	-	0.82%	3	-	0.81%
Subordinated debentures	25,774	199	3.13%	25,774	198	3.12%
Borrowings	140,866	199	0.57%	148,553	836	2.28%
Total interest-bearing liabilities	1,237,948	1,077	0.35%	1,156,624	1,622	0.57%
Noninterest bearing liabilities:
Demand deposits	647,184			548,272
Other liabilities	13,524			9,434
Total liabilities	1,898,656			1,714,330
Stockholders' Equity	210,110			193,449
Total liabilities and stockholders' equity	$2,108,766			$1,907,779

Net interest income		$18,777			$16,259
Net interest margin			3.84%			3.69%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.93% and 3.78% for the three months ended March 31, 2015 and March 31, 2014, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.9 million and $0.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the first quarter 2015 and the first quarter 2014 rounded to zero.

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

Table 4

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of unearned
loan fees	$2,072	$(108)	$2,180
Investment Securities
Taxable	(209)	(103)	(106)
Tax-exempt	57	(39)	96
Bank Stocks	53	63	(10)
Total interest income	1,973	(187)	2,160

Interest expense:
Deposits:
Interest-bearing demand
and NOW	(4)	(5)	1
Money market	1	(6)	7
Savings	7	-	7
Time certificates of deposit	84	67	17
Repurchase agreements	3	1	2
Subordinated debentures	1	1	-
Borrowings	(637)	(594)	(43)
Total interest expense	(545)	(536)	(9)
Net interest income	$2,518	$349	$2,169

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

In the first quarter 2015, the fourth quarter 2014 and the first quarter 2014, we recorded a credit provision for loan losses which was less than $0.1 million.  Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2015.

Net recoveries in the first quarter 2015 were less than $0.1 million, as compared to net recoveries of $0.1 million in the fourth quarter 2014 and net recoveries of $0.6 million in the first quarter 2014.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,035	$2,358	$2,290	$2,352	$2,066
Investment management and trust	1,334	1,231	1,279	962	908
Increase in cash surrender value of
life insurance	408	418	291	293	293
Gain (loss) on sale of securities	-	-	3	-	25
Gain on sale of SBA loans	280	447	186	28	137
Other	58	408	289	202	229
Total noninterest income	$4,115	$4,862	$4,338	$3,837	$3,658

Noninterest income increased $0.5 million to $4.1 million in the first quarter 2015, as compared to the first quarter 2014 and decreased $0.7 million, as compared to the fourth quarter 2014. The $0.5 million increase in noninterest income in the first quarter 2015, as compared to the first quarter 2014, was mostly due to a $0.4 million increase in investment management and trust fees, primarily attributable to the July 16, 2014 acquisition of CHIA. In addition, income from bank-owned life insurance (BOLI) and gains on sales of SBA loans both increased $0.1 million each during the first quarter 2015 as compared to the same quarter in 2014.

At March 31, 2015, assets under management (AUM) were $706.8 million, a 42.7% increase as compared to March 31, 2014 and a 14.1% annualized increase as compared to December 31, 2014.

The $0.7 million decrease in noninterest income in the first quarter 2015, as compared to the fourth quarter 2014, was primarily due to a $0.3 million decrease in deposit service and other fees, a $0.4 million decrease in other noninterest income and a $0.2 million decrease in gains on sales of SBA loans. The decline in deposit service and other fees was mostly related to lower debt card interchange income and lower nonsufficient funds income received during the first quarter 2015, as compared to the fourth quarter 2014. The decrease in other noninterest income in the first quarter 2015, as compared to the fourth quarter 2014, was primarily related to incentives related to a contract renewal recorded during the fourth quarter 2014.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,604	$8,434	$8,135	$8,122	$8,075
Occupancy expense	1,697	1,544	1,583	1,633	1,548
Furniture and equipment	730	698	693	673	695
Amortization of intangible assets	495	654	670	591	591
Other real estate owned	41	142	147	22	56
Insurance and assessment	565	576	594	605	580
Professional fees	829	927	890	811	892
Prepayment penalty on debt
extinguishment	-	5,459	-	-	-
Impairment of long-lived assets	-	76	-	110	-
Other general and administrative	2,309	2,524	2,447	2,348	2,201
Total noninterest expense	$15,270	$21,034	$15,159	$14,915	$14,638

Noninterest expense decreased $5.8 million to $15.3 million in the first quarter 2015, as compared to $21.0 million in the fourth quarter 2014 and increased $0.6 million, as compared to the first quarter 2014.

First quarter 2015 noninterest expense decreased, as compared to the fourth quarter 2014 primarily due to the prepayment penalty of $5.5 million incurred in connection with the prepayment of FHLB term advances in the fourth quarter 2014. In addition, amortization of intangible assets decreased $0.2 million due to scheduled declines in the accelerated amortization of the core deposit intangible assets and other general and administrative expense decreased $0.2 million, mostly due to a decrease in debit card interchange expense during the first quarter 2015 as compared to the fourth quarter 2014. Partially offsetting these declines in noninterest expense was a $0.2 million increase in salaries and employee benefits during the first quarter 2015, as compared to the fourth quarter 2014, mostly due to increased payroll taxes as a result of the timing of the payroll cycle.

First quarter 2015 noninterest expense increased $0.6 million, as compared to the first quarter 2014 primarily due to a $0.3 million increase in salaries and a $0.3 million increase in equity compensation expense. The primary driver for the increase in salaries was an increase of 6.2 average full-time equivalent employees in the first quarter 2015 as compared to the first quarter 2014. The increase in equity compensation expense was mostly due to an increase in average unvested shares outstanding during the first quarter 2015 as compared to the first quarter 2014.

Income Taxes

Income tax expense was $2.6 million for the first three months of 2015 as compared to $1.7 million for the first three months of 2014, primarily as a result of the increase in pre-tax income as well as an increase in our effective tax rate to 33.5%. Our effective tax rate was approximately 33.0% for the same period in 2014. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of taxable and tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(In thousands)
Cash and cash equivalents	$31,649	$32,441	$46,617	$44,124	$35,311
Total investments	452,271	449,482	456,118	465,717	470,847
Total loans	1,555,154	1,541,434	1,482,268	1,438,089	1,362,312
Total assets	2,145,452	2,124,778	2,077,939	2,038,890	1,961,392
Earning assets	2,010,489	1,992,199	1,960,404	1,908,840	1,836,049
Deposits	1,721,881	1,685,324	1,662,598	1,552,676	1,533,010

At March 31, 2015, total assets were $2.1 billion, reflecting a $20.7 million increase as compared to December 31, 2014 and a $184.1 million increase as compared to March 31, 2014. The increase in total assets during the first quarter 2015 includes a $13.7 million increase in loans, a $5.3 million increase in BOLI and a $2.8 million increase in investments. During the first quarter 2015, we transferred approximately $49.1 million in investments classified as available-for-sale to held-to-maturity. The increase in assets during the first quarter 2015 was funded by a $36.6 million increase in deposits.

As compared to March 31, 2014, the increase in total assets of $184.1 million was primarily due to a $192.8 million increase in loans, partially offset by an $18.6 million decrease in investments. The increase in assets at March 31, 2015 as compared to March 31, 2014 was mostly funded by a $188.9 million increase in deposits.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 8

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(In thousands)
Commercial and residential real estate	$1,055,219	$1,049,315	$1,001,174	$949,148	$904,124
Construction	72,505	66,634	89,787	78,394	67,862
Commercial	326,679	324,057	286,545	307,629	288,865
Consumer	60,008	60,155	60,492	59,610	60,010
Other	40,177	41,652	44,866	43,865	42,326
Total gross loans	1,554,588	1,541,813	1,482,864	1,438,646	1,363,187
Unearned loan fees	(134)	(379)	(596)	(812)	(875)
Loans, held for investment, net of
unearned loan fees	1,554,454	1,541,434	1,482,268	1,437,834	1,362,312
Less allowance for loan losses	(22,500)	(22,490)	(22,350)	(22,155)	(21,550)
Net loans, held for investment	$1,531,954	$1,518,944	$1,459,918	$1,415,679	$1,340,762

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 9

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(In thousands)
Beginning balance	$1,541,434	$1,482,268	$1,438,089	$1,362,312	$1,320,424
New credit extended	95,738	106,718	93,215	107,484	96,999
Net existing credit advanced	57,900	71,815	78,829	54,169	36,492
Net paydowns and maturities	(141,983)	(119,854)	(127,633)	(87,095)	(89,611)
Charge-offs and other	2,065	487	(232)	1,219	(1,992)
Loans, net of unearned loan fees	$1,555,154	$1,541,434	$1,482,268	$1,438,089	$1,362,312

Net change - loans outstanding	$13,720	$59,166	$44,179	$75,777	$41,888

During the first quarter 2015, loans held for investment, net of unearned fees grew $13.7 million, comprised of a $5.9 million increase in commercial and residential real estate, a $5.9 million increase in construction loans and a $2.6 million increase in commercial loans, partially offset by a $2.6 million decrease in SBA loans. First quarter 2015 net loan growth consisted of $153.6 million in new loans and net advances on existing loans, partially offset by $142.0 million in net loan paydowns and maturities. The net loan paydowns and maturities during the first quarter 2015 exceeded every quarter in the prior five years, primary as a result of economic conditions in Colorado. In addition to contractual loan principal payments and maturities, the first quarter 2015 included $41.5 million in early payoffs related to the sale of the borrower’s assets, $18.8 million in paydowns related to revolving line of credit fluctuations, $9.8 million related to paydowns of energy-related loans, $6.6 million in early payoffs of jumbo mortgages and $2.4 million in paydowns on classified or watch loans.

As compared to March 31, 2014, loans held for investment, net of unearned fees increased by $192.8 million, or 14.2%. The net loan growth was primarily comprised of a $151.1 million increase in commercial and residential real estate loans, including a $33.0 million increase in 1-4 family residential loans and a $37.8 million increase in commercial loans. At March 31, 2015, our commercial and residential real estate portfolio included $262.0 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 37.8% at March 31, 2015, as compared to 41.0% at December 31, 2014 and 40.7% at March 31, 2014. At March 31, 2015 our commercial loan portfolio included $45.3 million in energy-related loans, less than 3% of our total loan portfolio, and was comprised primarily of exploration and production loans, with relatively equal exposure to oil and gas.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 50% of capital at March 31, 2015, as compared to 49% at December 31, 2014 and 50% at March 31, 2014. For the Bank, total commercial real estate loans represented 317% of capital at March 31, 2015, as compared to 324% at December 31, 2014 and 300% at March 31, 2014. Further, the Bank’s commercial real estate loan portfolio increased 41.8% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At March 31, 2015, we did not have any significant concentrations in any particular industry.

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments when due according to the contractual terms of the underlying loan agreement. Impaired loans consist of our nonaccrual loans, loans that are 90 days or more past due and other loans for which we determine that noncompliance with contractual terms of the loan agreement is probable. Losses on impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For impaired loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and OREO. For reporting purposes, OREO consists of all real estate, other than bank premises, actually owned or controlled by us, including real estate acquired through foreclosure.

Table 10

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	(Dollars in thousands)

Nonaccrual loans and leases	$1,876	$941	$1,137	$1,501	$11,832
Nonperforming troubled debt
restructurings	11,390	11,676	12,100	12,383	2,773
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$13,266	$12,617	$13,237	$13,884	$14,605

Other real estate owned and foreclosed
assets	2,175	2,175	3,526	4,373	4,419
Total nonperforming assets	$15,441	$14,792	$16,763	$18,257	$19,024

Total classified assets	$28,637	$27,271	$32,578	$35,010	$27,176

Nonperforming loans	$13,266	$12,617	$13,237	$13,884	$14,605
Performing troubled debt restructurings	14,056	14,227	17,634	8,318	5,757
Allocated allowance for loan losses	(298)	(227)	(70)	(124)	(104)
Net carrying amount of impaired loans	$27,024	$26,617	$30,801	$22,078	$20,258

Accruing loans past due 30-89 days (1)	$8,368	$1,381	$458	$1,236	$432

Allowance for loan losses	$22,500	$22,490	$22,350	$22,155	$21,550

For the Three Months Ended:

Loans charged-off	$49	$73	$80	$63	$407
Recoveries	(82)	(214)	(278)	(644)	(958)
Net charge-offs	$(33)	$(141)	$(198)	$(581)	$(551)

Provision (credit) for loan losses	$(23)	$(1)	$(3)	$24	$(6)

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of unearned loan fees (2)	1.45%	1.46%	1.51%	1.54%	1.58%
Allowance for loan losses to
nonperforming loans	169.61%	178.25%	168.84%	159.57%	147.55%
Annualized net charge-offs to average
loans	(0.01)%	(0.04)%	(0.05)%	(0.17)%	(0.17)%
Nonperforming assets to total assets	0.72%	0.70%	0.81%	0.90%	0.97%
Nonperforming loans to loans, net
of unearned loan fees (2)	0.85%	0.82%	0.89%	0.97%	1.07%
Loans 30-89 days past due to loans, net
of unearned loan fees (2)	0.54%	0.09%	0.03%	0.09%	0.03%
Texas ratio (3)	6.07%	6.01%	6.89%	7.60%	8.11%
Classified asset ratio (4)	11.26%	11.08%	13.39%	14.58%	11.59%

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Loans, net of unearned loan fees, exclude loans held for sale.
(3) Texas ratio defined as total NPAs divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(4) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

At March 31, 2015 classified assets comprised 11.3% of bank level capital and allowance for loan losses; compared to 11.1% at December 31, 2014 and 11.6% at March 31, 2014. The increase in this ratio during the first quarter 2015, as compared to the fourth quarter 2014 was mostly the result of the downgrade of a $1.0 million construction loan. The decrease in the ratio as compared to March 31, 2014 was primarily the result of an increase in bank-level capital, primarily due to net income recorded over the preceding 12 months, partially offset by a $1.5 million increase in classified assets.

During the first quarter 2015, nonperforming loans increased $0.6 million as compared to December 31, 2014 and decreased $1.3 million as compared to March 31, 2014. Nonperforming loans at March 31, 2015 include one out-of-state loan participation with a balance of $9.8 million. As of March 31, 2015, no additional funds were committed to be advanced in connection with non-performing loans.

The increase in loans past due 30-89 days during the first quarter 2015, as compared to the fourth quarter 2014, was mostly due to a $6.2 million accruing loan that matured during the first quarter 2015 and which has been subsequently renewed in April 2015.

Net recoveries in the first quarter 2014 were immaterial as compared to $0.1 million in net recoveries in the fourth quarter 2014 and $0.6 million in net recoveries in the first quarter 2014.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $13.2 million at March 31, 2015, as compared to $12.5 million at December 31, 2014 and $8.2 million at March 31, 2014. The primary cause of the increase in accruing classified loans between March 31, 2014 and March 31, 2015 was a single $8.9 million loan secured by a commercial shopping center that was downgraded to substandard during the second quarter 2014.

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

OREO was $2.2 million at March 31, 2015 and at December 31, 2014 as compared to $4.4 million at March 31, 2014. The balance of OREO at March 31, 2015 was comprised of six separate properties, of which $1.8 million was attributable to land and $0.4 million was attributable to commercial real estate. The balance of OREO at March 31, 2014, was comprised of 11 separate properties, of which $2.9 million was land and $1.5 million was commercial real estate.

As of March 31, 2015 we had $25.4 million of loans with terms that were modified in troubled debt restructurings (“TDRs”), with a total allocated allowance for loan loss of $0.3 million. As of December 31, 2014, we had $25.9 million of loans with terms that were modified in TDRs, with a total allocated allowance for loan loss of $0.2 million. At March 31, 2015 we had $1.0 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 11

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$14,056	$14,227	$17,634	$8,318	$5,757
Allocated allowance for loan losses
on performing TDRs	(266)	(186)	(24)	(29)	(37)
Net investment in performing TDRs	$13,790	$14,041	$17,610	$8,289	$5,720

Nonperforming TDRs	$11,390	$11,676	$12,100	$12,383	$2,773
Allocated allowance for loan losses
on nonperforming TDRs	(15)	(22)	(24)	(41)	(37)
Net investment in nonperforming TDRs	$11,375	$11,654	$12,076	$12,342	$2,736

The following provides a rollforward of TDRs for the three month periods ended March 31, 2015 and March 31, 2014:

Table 12

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(575)	(217)	(792)
Charge-offs, net	-	(342)	(342)
New modifications	136	196	332
Transfers	(31)	31	-
Balance at March 31, 2014	$5,757	$2,773	$8,530

Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(171)	(286)	(457)
Charge-offs, net	-	-	-
New modifications	-	-	-
loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at March 31, 2015	$14,056	$11,390	$25,446

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

The ratio of allowance for loan losses to total loans was 1.45% at March 31, 2015 as compared to 1.46% at December 31, 2014  and 1.58% at March 31, 2014.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle, adjusted for qualitative factors affecting loan portfolio collectability as described above. We also look at risk ratings of loans and compute a qualitative adjustment in consideration of credit quality during the historical loss period. We also consider other qualitative factors that may warrant adjustment of the computed historical loss rate, including, loan growth, loan concentrations, economic considerations and organizational factors.

During the first quarter 2015, the fourth quarter 2014 and the first quarter 2014 we recorded immaterial credit provisions for loan losses. Management considered net recoveries, improvement in nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2015. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.3 million of the $22.5 million allowance for loan losses at March 31, 2015 relates to loans with specific reserves. At December 31, 2014, approximately $0.2 million of the $22.5 million allowance for loan losses relates to loans with specific reserves.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.43% at March 31, 2015 as compared to 1.44% at December 31, 2014 and 1.57% at March 31, 2014. The decrease in the general reserve as a percentage of loans between March 31, 2014 and March 31, 2015 was primarily a result of reductions in our historical loss rate over that time period.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Balance, beginning of period	$22,490	$21,005
Loan charge-offs:
Commercial and residential real estate	-	8
Construction	7	-
Commercial	1	343
Consumer	1	11
Other	40	45
Total loan charge-offs	49	407

Recoveries:
Commercial and residential real estate	28	883
Construction	5	7
Commercial	15	41
Consumer	6	5
Other	28	22
Total loan recoveries	82	958
Net loan charge-offs	(33)	(551)
Provision (credit) for loan losses	(23)	(6)
Balance, end of period	$22,500	$21,550

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 14

	March 31,	December 31,	Increase	Percent
	2015	2014	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$34,723	$49,399	$(14,676)	(29.7)%
Mortgage-backed - agency / residential	165,374	201,902	(36,528)	(18.1)%
Mortgage-backed - private / residential	411	412	(1)	(0.2)%
Asset-backed	-	8,708	(8,708)	(100.0)%
Trust preferred	18,615	18,075	540	3.0%
Corporate	68,053	64,717	3,336	5.2%
Collateralized loan obligations	8,524	2,933	5,591	190.6%
Total securities available for sale	$295,700	$346,146	$(50,446)	(14.6)%

Securities held to maturity:
State and municipal	55,293	35,223	20,070	57.0%
Mortgage-backed - agency / residential	65,504	40,531	24,973	61.6%
Asset-backed	21,172	12,760	8,412	65.9%
Total securities held to maturity	$141,969	$88,514	$53,455	60.4%

The carrying value of our available for sale investment securities at March 31, 2015 was $295.7 million, compared to the December 31, 2014 carrying value of $346.1 million. The decrease in available for sale securities between December 31, 2014 and March 31, 2015 was primarily a result of the reclassification of approximately $49.1 million in available for sale mortgage-backed securities, asset-backed securities and municipal bonds to the held to maturity category in the first quarter 2015. The bonds were selected based on a combination of factors, such as current market price and average life, in an effort to mitigate mark-to-market risk and its impact on tangible common equity. As a result of the reclassification, approximately $0.5 million in after tax unrealized losses remained in accumulated other comprehensive income as of March 31, 2015 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

The carrying value of our held to maturity securities at March 31, 2015 was $142.0 million compared to $88.5 million at December 31, 2014. The increase in held to maturity securities during the first quarter 2015 as compared to December 31, 2014 was primarily a result of the reclassification in the first quarter 2015, as outlined above.

At March 31, 2015 and December 31, 2014, our investment securities portfolio had an average effective duration of approximately 5.2 years and 5.1 years, respectively.

The fair values of our securities are determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information. The evaluated pricing models apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. Standard inputs into these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

Five municipal bond issuances were priced using significant unobservable inputs as of March 31, 2015. The largest of these is a revenue bond issued by the Colorado Health Facilities Authority with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of March 31, 2015 was approximately equal to its par value.

At March 31, 2015, there were 70 individual securities in an unrealized loss position, consisting of 51 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 19 securities in an unrealized loss position and determined that the decline in value since their purchase date was primarily attributable to fluctuations in market interest rates. The decrease in the number of securities in an unrealized loss position in excess of 12 months, from 75 securities at December 31, 2014 to the 51 securities at March 31, 2015, was primarily attributable to the timing of interest rate fluctuations. At March 31, 2015, we did not intend to sell and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At March 31, 2015 and December 31, 2014, we held $14.6 million and $14.8 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 13 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	March 31, 2015		At December 31, 2014
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$659,765	38.32%	$654,051	38.81%
Interest-bearing demand and NOW	356,573	20.71%	326,748	19.39%
Money market	370,705	21.53%	374,063	22.20%
Savings	141,948	8.24%	138,588	8.22%
Time	192,890	11.20%	191,874	11.38%
Total deposits	$1,721,881	100.00%	$1,685,324	100.00%

Total deposits increased $36.6 million at March 31, 2015 as compared to December 31, 2014, and increased by $188.9 million as compared to March 31, 2014. The increase in deposits, primarily non-maturing deposits, over the last 12 months was mostly attributable to increases in the deposit balances of our largest customers as well as the continued success of our business and retail strategic deposit gathering campaign. Because of the current low interest-rate environment and because of the span of time since the last period of increasing interest rates we are uncertain what impact, if any, that rising interest rates would have on our deposit base.

Noninterest bearing deposits as a percentage of total deposits decreased to approximately 38.3% at March 31, 2015 as compared to 38.8% at December 31, 2014. Noninterest-bearing deposits help reduce overall deposit funding costs; however, due to the extremely low rate environment, the impact of noninterest bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances increased $1.0 million as of March 31, 2015 as compared to December 31, 2014 and comprised 11.2% of total deposits at March 31, 2015. The majority of the time deposit balance represented deposits of local customers, with only $38.2 million representing brokered deposits, as compared to $38.2 million at December 31, 2014 and $20.4 million at March 31, 2014. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

As of March 31, 2015, securities sold under agreement to repurchase decreased by $9.6 million to $23.9 million from December 31, 2014 and decreased by $3.1 million from March 31, 2014.

Borrowings and Subordinated Debentures

At March 31, 2015, our FHLB borrowings were $148.6 million as compared to $160.3 million at December 31, 2014 and $173.0 million at March 31, 2014. At March 31, 2015, borrowings consisted of $20.0 million in a term note and $128.6 million in line of credit advances. At December 31, 2014, our FHLB borrowings consisted of $20.0 million in a  term note and $140.3 million in line of credit advances. The total FHLB commitment, including balances outstanding, at March 31, 2015 and December 31, 2014 was $364.4 million and $385.6 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $215.8 million at March 31, 2015, which can be utilized for term and or line of credit advances.

The FHLB term borrowings at March 31, 2015 consisted of one fixed-rate term note at the Bank, that matures on January 23, 2018 with an interest rate of 2.52%  and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. The interest rate on the line of credit is variable, and was 0.25% at March 31, 2015. During the fourth quarter 2014, we prepaid $90.0 million in FHLB term advances, replacing it with FHLB overnight borrowings.

At March 31, 2015, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.08%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years after issuance, as applicable, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter. Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At March 31, 2015, the interest payments with respect to our two subordinated debentures were current.

Under the Dodd-Frank Act and the recent joint rule from the Federal Reserve Board, the OCC and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, we expect our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

Capital Resources

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, risk-based regulatory capital standards generally require banks and bank holding companies to, in order to be considered “adequately capitalized” maintain a ratio of “Common Equity Tier 1” capital to risk-weighted assets of at least 4.5%, a ratio of  “Tier 1” capital to risk-weighted assets of at least 6.0%, a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses, and preferred stock) to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.0%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 150% for certain loans, and adding the products together.

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2015, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements, the ratios as of March 31, 2015 were calculated in accordance with the requirements of Basel III, which became effective January 1, 2015:

Table 16

	Ratio at March 31, 2015	Ratio at December 31, 2014	Ratio at March 31, 2014	Minimum Capital Requirement at March 31, 2015	Minimum Requirement for "Well-Capitalized" Institution at March 31, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	11.32%	N/A	N/A	4.50%	N/A
Guaranty Bank and Trust Company	12.45%	N/A	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.54%	12.60%	13.50%	6.00%	N/A
Guaranty Bank and Trust Company	12.45%	12.33%	12.99%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.75%	13.85%	14.75%	8.00%	N/A
Guaranty Bank and Trust Company	13.67%	13.58%	14.24%	8.00%	10.00%

Leverage Ratio
Consolidated	11.09%	11.10%	11.65%	4.00%	N/A
Guaranty Bank and Trust Company	11.02%	10.86%	11.22%	4.00%	5.00%

As of March 31, 2015 our consolidated total risk-based capital ratio declined by ten basis points and our Tier 1 risk-based capital ratio declined by six basis points as compared to December 31, 2014, primarily due to a combination of first quarter 2015 net income and loan growth as well as the impact of the new Basel III requirements. The decreases in consolidated total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as of March 31, 2015 as compared to March 31, 2014 were also primarily the result of loan growth over the past 12 months.

Under Basel III a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, is established above the regulatory minimum capital requirement. The capital conservation buffer will be phased in between January 1, 2016 and year end 2018 becoming fully effective on January 1, 2019.

The Bank made the one-time AOCI opt-out election on its March 31, 2015 Call Report, which allows community banks under $250 billion who make the one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

In December 2012, we filed a universal shelf registration statement on Form S−3 with the SEC to register up to $100 million in securities. The SEC declared the registration statement effective on April 4, 2013. We do not have any current plans to raise additional capital; however, due to the amended filing of our Annual Report on form 10-K for the year ended December 31, 2012, we are not currently eligible to utilize the registration statement until we file an amended universal S-3.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of two and one-half cents per share to stockholders on a quarterly basis through November of 2013. Beginning in February 2014, we increased the cash dividend to five cents per share on a quarterly basis through November of 2014. In February 2015 we increased the quarterly cash dividend to ten cents per share to stockholders.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. At March 31, 2015, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	March 31, 2015	December 31, 2014

	(In thousands)
Commitments to extend credit:
Variable	$337,174	$342,496
Fixed	51,753	41,742
Total commitments to extend credit	$388,927	$384,238

Standby letters of credit	$10,286	$11,474

Liquidity

The Bank relies on deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At March 31, 2015, the Company had $31.6 million of cash and cash equivalents. Further, the Bank had $24.2 million in excess pledging related to customer accounts that required collateral at March 31, 2015 and $72.3 million of unencumbered securities that were available for pledging to our FHLB line.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and anticipated funding needs. At March 31, 2015, the Bank had approximately $215.8 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $7.4 million of availability with the Federal Reserve discount window.

At March 31, 2015, the Bank had $38.2 million of brokered deposits of which  $7.0 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017 and $15.4 million will mature in the second quarter 2018. As of December 31, 2014 the Bank maintained the same $38.2 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of March 31, 2015, the holding company had approximately $1.5 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There have been no changes during 2015 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The following table shows the projected net interest income increase or decrease over the 12 months following March 31, 2015 and March 31, 2014:

Table 18

Market Risk:

	Annualized Net Interest Income
	March 31, 2015	March 31, 2014
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$2,271	$927
200	1,740	522
100	827	180
Static	-	-
(100)	(1,834)	(1,470)
(200)	(1,828)	(1,790)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At March 31, 2015, we are positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of March 31, 2015 our asset sensitivity had increased relative to March 31, 2014, primarily due to the increase in our variable rate loans over the last 12 months.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At March 31, 2015, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At March 31, 2015, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 to 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process arising from transactions conducted in the ordinary course of business. Management believes that, after consultations with legal counsel it is not probable that the outcome of current legal actions will result in a liability that would have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such a legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the first quarter 2015.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
January 1 to January 31	-	$-	-	1,000,000
February 1 to February 28	19,787	14.39	-	1,000,000
March 1 to March 31	1,958	16.81	-	1,000,000
	21,745	$14.61	-	1,000,000

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 1,000,000 shares available for repurchase under the repurchase plan initially authorized on April 3, 2014 and scheduled to expire on April 2, 2016. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

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

i

Dated: April 30, 2015	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)