Form 10-Q
period 2015-06-30
Guaranty Bancorp
filed 2015-07-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 29, 2015, there were 21,726,580 shares of the registrant’s common stock outstanding, consisting of 20,707,580 shares of voting common stock, of which 650,276 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$55,169	$32,441

Securities available for sale, at fair value	283,496	346,146
Securities held to maturity (fair value of $138,929 and $90,809 at
June 30, 2015 and December 31, 2014)	138,514	88,514
Bank stocks, at cost	20,784	14,822
Total investments	442,794	449,482

Loans held for sale	423	-

Loans, held for investment, net of unearned loan fees	1,668,235	1,541,434
Less allowance for loan losses	(22,850)	(22,490)
Net loans, held for investment	1,645,385	1,518,944

Premises and equipment, net	48,375	45,937
Other real estate owned and foreclosed assets	1,503	2,175
Other intangible assets, net	6,163	7,154
Bank-owned life insurance	48,159	42,456
Other assets	21,565	26,189
Total assets	$2,269,536	$2,124,778

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$622,364	$654,051
Interest-bearing demand and NOW	379,495	326,748
Money market	362,798	374,063
Savings	139,305	138,588
Time	238,037	191,874
Total deposits	1,741,999	1,685,324

Securities sold under agreement to repurchase and federal funds purchased	15,832	33,508
Federal Home Loan Bank term notes	70,000	20,000
Federal Home Loan Bank line of credit borrowing	190,550	140,300
Subordinated debentures	25,774	25,774
Interest payable and other liabilities	11,542	12,933
Total liabilities	2,055,697	1,917,839

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	710,881	709,341
Accumulated deficit	(389,824)	(396,172)
Accumulated other comprehensive loss	(3,797)	(3,127)
Treasury stock, at cost, 2,269,778 and 2,248,033 shares, respectively	(103,445)	(103,127)
Total stockholders’ equity	213,839	206,939
Total liabilities and stockholders’ equity	$2,269,536	$2,124,778
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 23,999,777 shares issued and 21,729,999 shares outstanding at June 30, 2015 (includes 654,972 shares of unvested restricted stock); 23,876,906 shares issued and 21,628,873 shares outstanding at December 31, 2014 (includes 620,075 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$17,114	$15,438	$33,920	$30,172
Investment securities:
Taxable	2,078	2,376	4,201	4,708
Tax-exempt	712	671	1,414	1,316
Dividends	253	239	475	408
Federal funds sold and other	2	2	3	3
Total interest income	20,159	18,726	40,013	36,607
Interest expense:
Deposits	750	570	1,418	1,150
Securities sold under agreement to repurchase and
federal funds purchased	9	10	20	18
Borrowings	258	882	457	1,718
Subordinated debentures	202	199	401	397
Total interest expense	1,219	1,661	2,296	3,283
Net interest income	18,940	17,065	37,717	33,324
Provision for loan losses	113	24	90	18
Net interest income, after provision for loan losses	18,827	17,041	37,627	33,306
Noninterest income:
Deposit service and other fees	2,338	2,352	4,373	4,418
Investment management and trust	1,338	962	2,672	1,870
Increase in cash surrender value of life insurance	461	293	869	586
Gain on sale of securities	-	-	-	25
Gain on sale of SBA loans	169	28	449	165
Other	98	202	156	431
Total noninterest income	4,404	3,837	8,519	7,495
Noninterest expense:
Salaries and employee benefits	7,999	8,122	16,603	16,197
Occupancy expense	1,630	1,633	3,327	3,181
Furniture and equipment	736	673	1,466	1,368
Amortization of intangible assets	496	591	991	1,182
Other real estate owned, net	54	22	95	78
Insurance and assessments	626	605	1,191	1,185
Professional fees	853	811	1,682	1,703
Impairment of long-lived assets	122	110	122	110
Other general and administrative	2,440	2,348	4,749	4,549
Total noninterest expense	14,956	14,915	30,226	29,553
Income before income taxes	8,275	5,963	15,920	11,248
Income tax expense	2,798	1,879	5,359	3,622
Net income	$5,477	$4,084	$10,561	$7,626

Earnings per common share–basic:	$0.26	$0.19	$0.50	$0.36
Earnings per common share–diluted:	0.26	0.19	0.50	0.36
Dividends declared per common share:	0.10	0.05	0.20	0.10

Weighted average common shares outstanding-basic:	21,070,199	20,959,337	21,053,853	20,947,880
Weighted average common shares outstanding-diluted:	21,200,438	21,059,884	21,191,277	21,054,280

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)

Net income	$5,477	$4,084	$10,561	$7,626
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(2,709)	5,026	(800)	9,919
Income tax effect	1,030	(1,910)	304	(3,770)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	115	36	199	36
Income tax effect	(44)	(14)	(76)	(14)
Reclassification adjustment for net losses (gains) included
in net income during the period	-	-	-	(25)
Income tax effect	-	-	-	10
Change in market value of derivatives during the period	447	(886)	(479)	(1,168)
Income tax effect	(170)	337	182	444
Other comprehensive income (loss)	(1,331)	2,589	(670)	5,432
Total comprehensive income	$4,146	$6,673	$9,891	$13,058

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Totals

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	7,626	-	7,626
Other comprehensive income	-	-	-	-	5,432	5,432
Stock compensation awards, net of forfeitures	416,263	-	-	-	-	-
Stock based compensation, net	-	1,105	-	-	-	1,105
Repurchase of common stock	(12,361)	-	(163)	-	-	(163)
Dividends paid	-	-	-	(2,094)	-	(2,094)
Balance, June 30, 2014	21,707,609	$707,619	$(102,835)	$(399,962)	$(3,522)	$201,300

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	10,561	-	10,561
Other comprehensive loss	-	-	-	-	(670)	(670)
Stock compensation awards, net of forfeitures	122,871	-	-	-	-	-
Stock based compensation, net	-	1,393	-	-	-	1,393
Tax effect of restricted stock vestings	-	147	-	-	-	147
Repurchase of common stock	(21,745)	-	(318)	-	-	(318)
Dividends paid	-	-	-	(4,213)	-	(4,213)
Balance, June 30, 2015	21,729,999	$710,905	$(103,445)	$(389,824)	$(3,797)	$213,839

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$10,561	$7,626
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	2,301	2,469
Provision for loan losses	90	18
Impairment of long-lived assets	122	110
Stock compensation, net	1,393	1,105
Gain on sale of securities	-	(25)
Gain on sale of SBA loans	(449)	(165)
Loss on the sale of other assets	-	3
Origination of SBA loans with intent to sell	(3,662)	(2,098)
Proceeds from the sale of SBA loans originated with intent to sell	3,068	2,185
Loss, net, and valuation adjustments on real estate owned	39	38
Other	441	955
Net change in:
Other assets	3,996	(1,427)
Interest payable and other liabilities	(1,828)	(2,546)
Net cash from operating activities	16,072	8,248
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	20,599	47,012
Purchases	(8,561)	(26,132)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	7,688	5,835
Purchases	(14,320)	(23,090)
Loan originations net of principal collections	(127,364)	(115,841)
Purchase of bank-owned life insurance contracts	(5,000)	-
Proceeds from sale of other assets	1,293	-
Proceeds from sales of other real estate owned and foreclosed assets	633	82
Proceeds from sale of SBA loans transferred to held for sale	589	-
Additions to premises and equipment	(3,748)	(139)
Net cash from investing activities	(128,191)	(112,273)
Cash flows from financing activities:
Net change in deposits	56,675	24,219
Net change in borrowings on Federal Home Loan Bank line of credit	50,250	100,650
Proceeds from issuance of debt	50,000	-
Cash dividends on common stock	(4,213)	(2,094)
Tax effect of restricted stock vesting	129	-
Net change in repurchase agreements and federal funds purchased	(17,676)	(2,540)
Repurchase of common stock	(318)	(163)
Net cash from financing activities	134,847	120,072
Net change in cash and cash equivalents	22,728	16,047
Cash and cash equivalents, beginning of period	32,441	28,077
Cash and cash equivalents, end of period	$55,169	$44,124

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$49,084	$39,365

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

Certain information and note disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014.

(b)Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates.

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

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs. Accounting for loans is performed consistently across all portfolio segments and classes.

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

(d)Allowance for Loan Losses and Allowance for Unfunded Commitments

The allowance for loan losses, or “the allowance”, is a valuation allowance for probable incurred loan losses and is reported as a reduction of outstanding loan balances.

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

Loans deemed to be uncollectible are charged off and deducted from the allowance. The Company’s loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan-by-loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on collateral-dependent loans. Charge-offs on smaller balance unsecured homogenous type loans, such as overdrafts and ready reserves, are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

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

The general component of the allowance covers all other loans not specifically identified as impaired and is calculated based on losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed and qualitative adjustment factors, which adjust the historical loss rate are estimated. These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. Historical losses are adjusted based on management’s estimate of the impact that each of these factors has on the risks present for each portfolio segment.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be ten years. As of June 30, 2015, the Company had recognized two customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012 and CHIA on July 16, 2014.

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2012, the Company recorded an impairment related to two bank buildings that were later transferred to assets held for sale. The Company recorded an additional impairment of $122,000 during the second quarter 2015, prior to the sale of the last of these two properties.

(h) Derivative Instruments

The Company records all derivatives on its consolidated balance sheets at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the derivative’s likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). To date, the Company has entered into cash flow hedges and stand-alone derivative agreements but has not entered into any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction impacts earnings. Any portion of the cash flow hedge not deemed highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

(i)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. At the Company’s annual meeting of stockholders on May 5, 2015, the Company’s stockholders approved the Guaranty Bancorp 2015 Long-Term Incentive Plan (the “2015 Plan”), which had been previously approved by the Company’s Board of Directors. The 2015 Plan provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 935,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees.

As of June 30, 2015, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2018. At June 30, 2015,  certain performance stock awards were expected to vest prior to their expiration, while certain performance awards were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At June 30, 2015 and December 31, 2014, the Company had a net deferred tax asset of $8,240,000 and $10,988,000, respectively, which includes the deferred tax asset associated with the unrealized gain (loss) on securities and the fluctuation of fair value on the Company’s interest rate swaps designated as cash flow hedges. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies management determined that, as of June 30, 2015, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of June 30, 2015 or December 31, 2014.

The Company and the Bank are subject to U.S. federal income tax and state of Colorado income tax. The Company is no longer subject to examination by Federal or State taxing authorities for years before 2010 except to the extent of the amount of the 2010 carryback claim for a refund filed in 2011 with respect to 2008. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2015 and December 31, 2014, the Company did not have any amounts accrued for interest or penalties.

As of June 30, 2015 and December 31, 2014, the Company maintained an immaterial unrecognized tax benefit. If this benefit were to be recognized in a future period both our tax expense and effective tax rate would be reduced. The Company does not expect the total amount of unrecognized tax benefits to materially increase or decrease in the next 12 months.

(l)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Average common shares outstanding	21,070,199	20,959,337	21,053,853	20,947,880
Effect of dilutive unvested stock grants (1)	130,239	100,547	137,424	106,400
Average shares outstanding for calculated
diluted earnings per common share	21,200,438	21,059,884	21,191,277	21,054,280
_____________

(1)Unvested stock grants representing 654,972 shares at June 30, 2015 had a dilutive impact of 130,239 and 137,424 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2015, respectively.  Unvested stock grants representing 742,616 shares at June 30, 2014 had a dilutive impact of 100,547 and 106,400 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2014.

 (m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2014 the FASB issued accounting standards update 2014-11 Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. As a result of the update repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financings will be accounted for in the same manner as repurchase agreements, namely, as secured borrowings. The updated also requires additional disclosures for repurchase agreements and other instruments accounted for as secured borrowings.  The provisions of this update became effective for interim and annual periods beginning after December 15, 2014.  The requirements of this update have not impacted the Company’s financial position, results of operation or cash flows but rather resulted in enhanced disclosures surrounding securities pledged to the Company’s repurchase agreements.

Recently Issued but not yet Effective Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. After a recent one-year deferral of the effective date, the amendments of the update are to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2017.  Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operation or cash flows.

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	June 30, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,662	$-	$(55)	$34,717
Mortgage-backed - agency / residential	154,618	1,644	(2,333)	155,307
Mortgage-backed - private / residential	374	1	-	373
Trust preferred	18,315	165	(1,850)	20,000
Corporate	67,039	892	(81)	66,228
Collateralized loan obligations	8,488	47	(36)	8,477
Total securities available for sale	$283,496	$2,749	$(4,355)	$285,102

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$49,399	$71	$(293)	$49,621
Mortgage-backed - agency / residential	201,902	2,027	(2,063)	201,938
Mortgage-backed - private / residential	412	-	-	412
Asset-backed	8,708	-	(280)	8,988
Trust preferred	18,075	175	(2,100)	20,000
Corporate	64,717	956	(49)	63,810
Collateralized loan obligations	2,933	-	-	2,933
Total securities available for sale	$346,146	$3,229	$(4,785)	$347,702

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

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
June 30, 2015:
State and municipal	$55,004	$592	$(817)	$55,229
Mortgage-backed - agency / residential	63,222	703	(248)	62,767
Asset-backed	20,703	237	(52)	20,518
	$138,929	$1,532	$(1,117)	$138,514

December 31, 2014:
State and municipal	$36,051	$923	$(95)	$35,223
Mortgage-backed - agency / residential	41,734	1,203	-	40,531
Asset-backed	13,024	264	-	12,760
	$90,809	$2,390	$(95)	$88,514

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands)
Proceeds	$-	$-	$2,868	$8,367
Gross gains	-	-	16	42
Gross losses	-	-	(16)	(17)
Net tax expense related to gains
(losses) on sale	-	-	-	10

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at June 30, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$2,924	$2,883
Due after one year through five years	49,491	48,921
Due after five years through ten years	14,908	14,710
Due after ten years	52,693	54,431
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	120,016	120,945
Mortgage-backed and collateralized
loan obligations	163,480	164,157
Total securities available for sale	$283,496	$285,102

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$1,603	$1,603
Due after one year through five years	2,568	2,552
Due after five years through ten years	17,653	17,687
Due after ten years	33,180	33,387
Total HTM, excluding MBS and asset-backed	55,004	55,229
Mortgage-backed and asset-backed	83,925	83,285
Total securities held to maturity	$138,929	$138,514

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$2,623	$(55)	$-	$-	$2,623	$(55)
Mortgage-backed - agency /
residential	49,868	(1,570)	26,511	(763)	76,379	(2,333)
Trust preferred	-	-	8,150	(1,850)	8,150	(1,850)
Corporate	15,542	(81)	-	-	15,542	(81)
Collateralized loan obligations	5,505	(36)	-	-	5,505	(36)

Held to maturity:
State and municipal	18,946	(447)	12,166	(633)	31,112	(1,080)
Mortgage-backed - agency /
residential	6,991	(89)	43,729	(1,389)	50,720	(1,478)
Asset-backed	-	-	20,703	(597)	20,703	(597)
Total temporarily impaired	$99,475	$(2,278)	$111,259	$(5,232)	$210,734	$(7,510)

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$-	$-	$12,515	$(293)	$12,515	$(293)
Mortgage-backed - agency /
residential	23,407	(92)	103,429	(1,971)	126,836	(2,063)
Asset-backed	-	-	8,708	(280)	8,708	(280)
Trust preferred	-	-	7,900	(2,100)	7,900	(2,100)
Corporate	11,505	(49)	-	-	11,505	(49)
Collateralized loan obligations	2,933	-	-	-	2,933	-

Held to maturity:
State and municipal	-	-	10,426	(95)	10,426	(95)
Total temporarily impaired	$37,845	$(141)	$142,978	$(4,739)	$180,823	$(4,880)

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a  recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of June 30, 2015 or December 31, 2014.

At June 30, 2015, there were 104 individual securities in an unrealized loss position, including 50 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 54 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. The decrease in the number of securities in an unrealized loss position in excess of 12 months from 75 securities at December 31, 2014 to 50 securities at June 30, 2015 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position increased from 84 individual securities at December 31, 2014 to 104 securities at June 30, 2015 also as a result of the timing of interest rate fluctuations. At June 30, 2015, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At June 30, 2015 and December 31, 2014, the Company’s unrated municipal bonds comprised approximately 13.8% and 14.7%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At June 30, 2015, a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 11.3% of total stockholders’ equity. This amortizing tax-exempt bond is secured by a pledge of revenues and a deed of trust from a local hospital and carries an interest rate of 4.75% and a maturity date of December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of June 30, 2015 and December 31, 2014 approximated its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2014, management conducts a quarterly review of the hospital’s financial statements. The bond has paid principal and interest in accordance with its contractual term and paid a partial redemption in 2013 in advance of the contractual repayment schedule.

Certain mortgage backed securities with an aggregate market value of approximately $21,487,000 as of June 30, 2015 were pledged to secure overnight repurchase agreement borrowings. Fluctuations in the fair value of these securities, and or the fluctuation in customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis. The Company also pledges certain securities to public deposits under the Colorado Public Deposit Protection Act and pledges securities as collateral for funding lines. At June 30, 2015, the Company’s total pledged securities were $220,041,000.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30,	December 31,
	2015	2014

	(In thousands)
Commercial and residential real estate	$1,146,508	$1,049,315
Construction	85,516	66,634
Commercial	333,860	324,057
Agricultural	12,380	10,625
Consumer	61,870	60,155
SBA	26,975	30,025
Other	1,299	1,002
Total gross loans	1,668,408	1,541,813
Unearned loan fees	(173)	(379)
Loans, held for investment, net of unearned loan fees	1,668,235	1,541,434
Less allowance for loan losses	(22,850)	(22,490)
Net loans, held for investment	$1,645,385	$1,518,944

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands)
Balance, beginning of period	$22,500	$21,550	$22,490	$21,005
Provision for loan losses	113	24	90	18
Loans charged-off	(48)	(63)	(97)	(470)
Recoveries on loans previously
charged-off	285	644	367	1,602
Balance, end of period	$22,850	$22,155	$22,850	$22,155

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets: portfolio segment and class. The portfolio segment level is defined as the level where loans are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of loans at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three and six months ended June 30, 2015 and June 30, 2014. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(7)	(4)	(86)	(97)
Recoveries	72	12	283	367
Provision (credit)	334	7	(251)	90
Balance as of June 30, 2015	$20,006	$54	$2,790	$22,850

Balance as of March 31, 2015	$19,622	$36	$2,842	$22,500
Charge-offs	-	(3)	(45)	(48)
Recoveries	39	6	240	285
Provision (credit)	345	15	(247)	113
Balance as of June 30, 2015	$20,006	$54	$2,790	$22,850

Balances at June 30, 2015:

Allowance for Loan Losses
Individually evaluated	$276	$-	$1	$277
Collectively evaluated	19,730	54	2,789	22,573
Total	$20,006	$54	$2,790	$22,850

Loans
Individually evaluated	$25,269	$-	$41	$25,310
Collectively evaluated	1,343,395	4,171	295,359	1,642,925
Total	$1,368,664	$4,171	$295,400	$1,668,235

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(9)	(15)	(446)	(470)
Recoveries	1,468	18	116	1,602
Provision (credit)	(743)	(7)	768	18
Balance as of June 30, 2014	$19,191	$48	$2,916	$22,155

Allowance for Loan Losses
Balance as of March 31, 2014	$18,742	$50	$2,758	$21,550
Charge-offs	(1)	(4)	(58)	(63)
Recoveries	578	13	53	644
Provision (credit)	(128)	(11)	163	24
Balance as of June 30, 2014	$19,191	$48	$2,916	$22,155

Balances at December 31, 2014:

Allowance for Loan Losses
Individually evaluated	$224	$1	$2	$227
Collectively evaluated	19,383	38	2,842	22,263
Total	$19,607	$39	$2,844	$22,490

Loans
Individually evaluated	$26,751	$25	$68	$26,844
Collectively evaluated	1,230,289	2,799	281,502	1,514,590
Total	$1,257,040	$2,824	$281,570	$1,541,434

The following tables provide additional detail with respect to impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an immaterial amount of interest income on matured loans that are 90 days or more past due, but that are in the process of being renewed and thus are still accruing.

June 30, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$13,626	$15,265	$-	$14,658	$67
Construction	986	986	-	657	-
Commercial	-	-	-	31	-
Consumer	301	333	-	328	3
Other	152	472	-	157	-
Total	$15,065	$17,056	$-	$15,831	$70

Impaired loans with a related allowance:
Commercial and residential real estate	$9,721	$9,963	$259	$10,095	$172
Construction	-	-	-	-	-
Commercial	41	41	1	51	2
Consumer	483	548	17	514	7
Other	-	-	-	-	-
Total	$10,245	$10,552	$277	$10,660	$181

Total impaired loans:
Commercial and residential real estate	$23,347	$25,228	$259	$24,753	$239
Construction	986	986	-	657	-
Commercial	41	41	1	82	2
Consumer	784	881	17	842	10
Other	152	472	-	157	-
Total impaired loans	$25,310	$27,608	$277	$26,491	$251

December 31, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$15,329	$16,874	$-	$18,792	$220
Construction	-	-	-	-	-
Commercial	93	103	-	265	10
Consumer	374	391	-	297	10
Other	168	615	-	236	-
Total	$15,964	$17,983	$-	$19,590	$240

Impaired loans with a related allowance:
Commercial and residential real estate	$10,274	$10,507	$201	$3,818	$425
Construction	-	-	-	-	-
Commercial	67	330	2	248	5
Consumer	539	595	24	673	14
Other	-	-	-	68	-
Total	$10,880	$11,432	$227	$4,807	$444

Total impaired loans:
Commercial and residential real estate	$25,603	$27,381	$201	$22,610	$645
Construction	-	-	-	-	-
Commercial	160	433	2	513	15
Consumer	913	986	24	970	24
Other	168	615	-	304	-
Total impaired loans	$26,844	$29,415	$227	$24,397	$684

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $339,000 for the six months ended June 30, 2015 and $387,000 for the six months ended June 30, 2014.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

June 30, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,114	$-	$11,556	$12,670	$1,146,389
Construction	-	-	986	986	85,507
Commercial	370	-	-	370	333,825
Consumer	3	-	498	501	61,864
Other	-	-	152	152	40,650
Total	$1,487	$-	$13,192	$14,679	$1,668,235

December 31, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$92	$-	$11,872	$11,964	$1,049,057
Construction	-	-	-	-	66,618
Commercial	1,080	-	18	1,098	323,977
Consumer	66	-	559	625	60,140
Other	143	-	168	311	41,642
Total	$1,381	$-	$12,617	$13,998	$1,541,434

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

June 30, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,124,912	$84,530	$328,599	$60,875	$39,233	$1,638,149
Substandard	21,596	986	5,261	995	1,421	30,259
Doubtful	-	-	-	-	-	-
Subtotal	1,146,508	85,516	333,860	61,870	40,654	1,668,408
Less: Unearned loan fees	(119)	(9)	(35)	(6)	(4)	(173)
Loans, held for investment, net
of unearned loan fees	$1,146,389	$85,507	$333,825	$61,864	$40,650	$1,668,235

December 31, 2014	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,027,792	$66,634	$322,920	$58,941	$40,430	$1,516,717
Substandard	21,523	-	1,137	1,214	1,222	25,096
Doubtful	-	-	-	-	-	-
Subtotal	1,049,315	66,634	324,057	60,155	41,652	1,541,813
Less: Unearned loan fees	(258)	(16)	(80)	(15)	(10)	(379)
Loans, held for investment, net
of unearned loan fees	$1,049,057	$66,618	$323,977	$60,140	$41,642	$1,541,434

The book balance of troubled debt restructurings (“TDRs”) at June 30, 2015 and December 31, 2014 was $23,306,000 and  $25,903,000, respectively. TDRs are included in impaired loans. Management established approximately $264,000 and  $208,000 in specific reserves with respect to these loans as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had an additional $953,000 and $1,038,000, respectively, committed on loans classified as TDRs.

During the first six months of 2015, management made no loan modifications qualifying as TDRs.

The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2014:

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

A  loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the six months ended June 30, 2015 or June 30, 2014.

(4)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2015, the Company had intangible assets comprised of its core deposit intangible assets and two customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful Life	2015	2014

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(61,416)	(60,708)
Core deposit intangible assets, net		$1,559	$2,267

Customer relationship intangible assets	10 years	5,654	5,654
Customer relationship intangible assets accumulated amortization		(1,050)	(767)
Customer relationship intangible assets, net		$4,604	$4,887

Total other intangible assets, net		$6,163	$7,154

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands)

Amortization expense	$496	$591	$991	$1,182

(5)Borrowings

At June 30, 2015, the Company’s outstanding borrowings were $260,550,000 as compared to $160,300,000 at December 31, 2014. These borrowings at June 30, 2015 consisted of $70,000,000 in term notes and $190,550,000 in advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2014, outstanding borrowings consisted of a single $20,000,000 term note and $140,300,000 in advances on our line of credit, both with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $395,592,000 at June 30, 2015 and $385,584,000 at December 31, 2014. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $135,042,000 at June 30, 2015 and $225,284,000 at December 31, 2014.

The interest rate on the line of credit varies with the federal funds rate, and was 0.26% at June 30, 2015. The Company has two term notes with the FHLB with fixed interest rates consisting of $20,000,000 at 2.52% that matures on January 23, 2018 and $50,000,000 at 0.58% that matures June 24, 2016.

(6) Subordinated Debentures and Trust Preferred Securities

At both June 30, 2015 and December 31, 2014, the balance of the Company’s outstanding subordinated debentures was $25,774,000. As of June 30, 2015, the Company's subordinated debentures bore a weighted average cost of funds of 3.11%.

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

As of June 30, 2015, the Company was in compliance with all financial covenants of the subordinated debentures.

At both June 30, 2015 and December 31, 2014 the Company had accrued, unpaid interest on its subordinated debentures of approximately $202,000. Interest payable on subordinated debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2015, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at June 30, 2015 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2015	Variable	LIBOR + 2.65%	2.93%	10/15/2015
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2015	Variable	LIBOR + 3.10%	3.38%	10/7/2015

*  Call date represents the earliest or next date the Company can call the debentures

** On July 7, 2015, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.39%. On July 15, 2015, the rate on the CenBank Trust III subordinated debentures reset to 2.94%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2015	December 31, 2014

	(In thousands)
Commitments to extend credit:
Variable	$318,538	$342,496
Fixed	69,332	41,742
Total commitments to extend credit	$387,870	$384,238

Standby letters of credit	$9,312	$11,474

At June 30, 2015, the rates on the fixed rate commitments to extend credit ranged from 2.20% to 7.00%.

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

Fair values of our securities are determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For securities where routine valuation techniques are not used, management utilizes a discounted cash flow model with market-adjusted discount rates or other unobservable inputs to estimate fair value. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable and as a result these securities should be classified as Level 3 (Level 3 inputs). The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at June 30, 2015
State and municipal securities	$-	$2,624	$32,038	$34,662
Mortgage-backed securities – agency /
residential	-	154,618	-	154,618
Mortgage-backed securities – private /
residential	-	374	-	374
Trust preferred securities	-	18,315	-	18,315
Corporate securities	-	67,039	-	67,039
Collateralized loan obligations	-	8,488		8,488
Interest rate swaps - cash flow hedge	-	(2,012)	-	(2,012)

Assets/(Liabilities) at December 31, 2014
State and municipal securities	$-	$17,082	$32,317	$49,399
Mortgage-backed securities – agency /
residential	-	201,902	-	201,902
Mortgage-backed securities – private /
residential	-	412	-	412
Asset-backed securities	-	8,708	-	8,708
Trust preferred securities	-	18,075	-	18,075
Corporate securities	-	64,717	-	64,717
Collateralized loan obligations	-	2,933		2,933
Interest rate swaps - cash flow hedge	-	(1,526)	-	(1,526)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the six months ended June 30, 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and June 30, 2014:

	State and Municipal Securities
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

	(In thousands)
Beginning balance	$32,037	$32,317
Total unrealized gains (losses) included in:
Net income	1	6
Other comprehensive income (loss)	-	(5)
Sales, calls and prepayments	-	-
Transfer to held to maturity	-	(280)
Transfers in and (out) of Level 3	-	-
Balance end of period	$32,038	$32,038

	State and Municipal Securities
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

	(In thousands)
Beginning balance	$24,646	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	1	1
Other comprehensive income (loss)	(1)	478
Sales, calls and prepayments	(190)	(190)
Transfers in and (out) of Level 3	-	-
Balance end of period	$24,456	$24,456

For the three and six months ended June 30, 2015 and June 30, 2014, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale. For the three and six months ended June 30, 2015 and June 30, 2014, the amount included in net income in the above table consisted of the accretion of any discount on the Level 3 securities.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at June 30, 2015 and December 31, 2014:

June 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,038	discounted cash flow	discount rate	1.83%-4.75%
Total	$32,038

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,037	discounted cash flow	discount rate	1.75%-4.75%
State and municipal securities	280	matrix pricing	discount rate or yield	N/A*
Total	$32,317

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of June 30, 2015 and December 31, 2014.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of June 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$55,169	$55,169	$-	$-	$55,169
Securities available for sale	283,496	-	251,458	32,038	283,496
Securities held to maturity	138,514	-	134,429	4,500	138,929
Bank stocks	20,784	n/a	n/a	n/a	n/a
Loans held for sale	423	465	-	-	465
Loans held for investment, net	1,645,385	-	-	1,641,881	1,641,881
Accrued interest receivable	6,107	-	6,107	-	6,107

Financial liabilities:
Deposits	$1,741,999	$-	$1,740,873	$-	$1,740,873
Federal funds purchased and sold under
agreements to repurchase	15,832	-	15,832	-	15,832
Short-term borrowings	190,550	-	190,550	-	190,550
Subordinated debentures	25,774	-	-	18,495	18,495
Long-term borrowings	70,000	-	70,666	-	70,666
Accrued interest payable	454	-	454	-	454
Interest rate swap - cash flow hedge	1,977	-	1,977	-	1,977

		Fair Value Measurements at December 31, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,441	$32,441	$-	$-	$32,441
Securities available for sale	346,146	-	313,829	32,317	346,146
Securities held to maturity	88,514	-	86,551	4,258	90,809
Bank stocks	14,822	n/a	n/a	n/a	n/a
Loans held for investment, net	1,518,944	-	-	1,511,289	1,511,289
Accrued interest receivable	5,934	-	5,934	-	5,934

Financial liabilities:
Deposits	$1,685,324	$-	$1,684,011	$-	$1,684,011
Federal funds purchased and sold under
agreements to repurchase	33,508	-	33,508	-	33,508
Short-term borrowings	140,300	-	140,300	-	140,300
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	20,000	-	20,735	-	20,735
Accrued interest payable	375	-	375	-	375
Interest rate swap - cash flow hedge	1,526	-	1,526	-	1,526

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

Fair values for securities available for sale and held to maturity are generally determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For positions that are not traded in active markets or are subject to transfer restrictions (i.e., bonds valued with Level 3 inputs), management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality and intent to sell in order to determine the value of the bond.

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers’ Bank of the West stock. These three stocks comprise the majority of the balance of the Company’s bank stocks.

(c) Loans Held for Investment

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3). Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, and commercial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3). Impaired loans are valued at the lower of cost or fair value when specific reserves are attributed to these loans because the present value of expected cash flows or the net realizable value of collateral is less than the impaired loan’s recorded investment. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

(k) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is immaterial.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2015 and December 31, 2014.

	Balance	Fair Value
	Sheet	June 30,	December 31,
	Location	2015	2014

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$2,012	$1,526

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2015, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings.  The swaps are forward-starting with the first $25,000,000 becoming effective in June 2015 at a fixed rate of 2.46% and maturing in June 2020. The second $25,000,000 swap will become effective in March 2016 at a fixed rate of 3.00% with a maturity date of March 2021.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Management expects that, during the next 12 months, if LIBOR remains near current levels, approximately $617,000 will be reclassified from AOCI into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three and six months ended June 30, 2015, the income statement effect of hedge ineffectiveness was immaterial.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with another third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The impact of these customer interest rate swaps on the Company’s financial statements was immaterial for any periods covered by this report.

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and six months ended June 30, 2015 and June 30, 2014:

	Income	Three Months Ended		Six Months Ended
Interest Rate Swaps with	Statement	June 30,		June 30,
Hedge Designation	Location	2015	2014	2015	2014

		(In thousands)
Gain or (loss) recognized in OCI on
derivative	Not applicable	$277	$(549)	$(297)	$(724)
Gain or (loss) reclassified from
accumulated OCI into income
(effective portion)	Interest expense	-	-	-	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of June 30, 2015, had posted $5,112,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

(10) Stock-Based Compensation

Under the Company’s Incentive Plan, which expired by its terms on April 4, 2015, the Company’s Board of Directors had the authority to grant stock-based compensation awards prior to the plan’s expiration. Under the 2015 Plan, which was approved by the Company’s stockholders at the May 5, 2015 annual meeting, the Company’s Board of Directors maintains the authority to grant stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees under the terms described in each of the plans.

The Incentive Plan allowed for, and the 2015 Plan allows for, the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided for, and the 2015 Plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

Prior to the vesting of stock awards that are subject to a service vesting condition, each grantee generally as the rights of a stockholder with respect to voting the shares of stock represented by the award. The grantee is not entitled to dividend rights with respect to the shares of stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the shares of stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance-based vesting conditions, no other grants have been made under either the Incentive Plan or the 2015 Plan.

Under the provisions of the 2015 Plan and the Incentive Plan grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of June 30, 2015, there were 15,846 and 639,126 outstanding awards under the 2015 Plan and the Incentive Plan respectively, with 919,154 shares remaining available for grant under the 2015 Plan.  Although the Incentive Plan expired by its terms on April 4, 2015, awards previously granted under the Incentive Plan will remain outstanding in accordance with their terms. At the time of expiration of the Incentive Plan, 442,272 remaining shares available for grant under the plan were no longer available for issuance under the plan.

Of the 654,972 shares of unvested awards at June 30, 2015, approximately 622,000 shares are expected to vest. At June 30, 2015, there were 314,825 shares of restricted stock outstanding that were subject to a performance condition. Management expects that approximately 295,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through February 2015. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures. The performance-based shares awarded in 2013, 2014  and 2015 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria.  As of June 30, 2015, management expected that approximately 91% of the 2013 performance awards will vest and that all of the performance awards made in 2014 and 2015 will vest (not including expected forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the six months ended June 30, 2015 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2015	620,075	$12.05
Awarded	160,087	14.54
Forfeited	(37,216)	12.52
Vested	(87,974)	10.42
Unearned at June 30, 2015	654,972	$12.85

The Company recognized $1,393,000 and $1,105,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2015 and June 30, 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $530,000 and $420,000  for the six months ended June 30, 2015 and June 30, 2014, respectively. At June 30, 2015, compensation cost of $5,296,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.1 years. The fair value of awards that vested in the six months ended June 30, 2015 was approximately $1,304,000.

(11)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements. The ratios as of June 30, 2015 were calculated in accordance with the requirements of Basel III, which became effective January 1, 2015:

	Ratio at June 30, 2015	Ratio at December 31, 2014	Minimum Capital Requirement at June 30, 2015	Minimum Requirement for "Well-Capitalized" Institution at June 30, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	10.97%	N/A	4.50%	N/A
Guaranty Bank and Trust Company	11.75%	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.16%	12.60%	6.00%	N/A
Guaranty Bank and Trust Company	11.75%	12.33%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.34%	13.85%	8.00%	N/A
Guaranty Bank and Trust Company	12.92%	13.58%	8.00%	10.00%

Leverage Ratio
Consolidated	10.86%	11.10%	4.00%	N/A
Guaranty Bank and Trust Company	10.50%	10.86%	4.00%	5.00%

(12)  Legal Contingencies

The Company and the Bank are defendants, from time-to-time, in legal actions at various points of the legal process, arising from transactions conducted in the ordinary course of business. Management believes, after consultations with legal counsel, that it is not probable that the outcome of current legal actions will result in a liability that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report, and Items 1, 1A, 7, 7A and 8 of our 2014 Annual Report on Form 10-K.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services includes accepting demand and time deposits and originating commercial loans, real estate loans (including jumbo mortgages), SBA loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, and trust and investment management accounts. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to building growth organically through our existing branches, we seek opportunities to acquire small to medium-sized banks, specialty finance companies or wealth management companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to our existing footprint, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances, we may seek to acquire financial institutions that may be located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the Colorado real estate market. In addition, the fiscal, monetary and regulatory policies of the federal government, and regulatory authorities that govern financial institutions and market interest rates impact our financial condition, results of operations and cash flows.

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
			Favorable			Favorable
	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$20,159	$18,726	$1,433	$40,013	$36,607	$3,406
Interest expense	1,219	1,661	442	2,296	3,283	987
Net interest income	18,940	17,065	1,875	37,717	33,324	4,393
Provision for loan losses	113	24	(89)	90	18	(72)
Net interest income after
provision for loan losses	18,827	17,041	1,786	37,627	33,306	4,321
Noninterest income	4,404	3,837	567	8,519	7,495	1,024
Noninterest expense	14,956	14,915	(41)	30,226	29,553	(673)
Income before income taxes	8,275	5,963	2,312	15,920	11,248	4,672
Income tax expense	2,798	1,879	(919)	5,359	3,622	(1,737)
Net income	$5,477	$4,084	$1,393	$10,561	$7,626	$2,935

Common Share Data:

Basic earnings per common
share	$0.26	$0.19	$0.07	$0.50	$0.36	$0.14
Diluted earnings per common
share	$0.26	$0.19	$0.07	$0.50	$0.36	$0.14
Average common shares
outstanding	21,070,199	20,959,337	110,862	21,053,853	20,947,880	105,973
Diluted average common
shares outstanding	21,200,438	21,059,884	140,554	21,191,277	21,054,280	136,997
Average equity to average
assets	9.71%	10.01%	(3.0)%	9.83%	10.07%	(2.4)%
Return on average equity	10.29%	8.24%	24.9%	10.05%	7.84%	28.2%
Return on average assets	1.00%	0.83%	20.5%	0.99%	0.79%	25.3%
Dividend payout ratio	38.47%	25.67%	49.9%	39.89%	27.46%	45.3%

	June 30,	June 30,	Percent
	2015	2014	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.34%	14.39%	(7.3)%
Leverage ratio	10.86%	11.39%	(4.7)%
Loans(1), net of unearned loan fees
to deposits	95.77%	92.60%	3.4%
Allowance for loan losses to
loans(1), net of unearned loan fees	1.37%	1.54%	(11.0)%
Allowance for loan losses to
nonperforming loans	173.21%	159.57%	8.5%
Classified assets to allowance
and Tier 1 capital (2)	13.87%	14.58%	(4.9)%
Noninterest bearing deposits to
total deposits	35.73%	37.17%	(3.9)%
Time deposits to total deposits	13.66%	12.03%	13.5%

(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Second quarter 2015 net income increased $1.4 million to $5.5 million as compared to $4.1 million for the same quarter in 2014. The $1.4 million increase in net income was primarily the result of a $1.4 million increase in interest income, a $0.4 million decrease in interest expense and a $0.6 million increase in noninterest income, partially offset by a $0.9 million increase in income taxes, resulting from increased pretax income. The $1.4 million increase in interest income was driven by a $218.6 million increase in average loans for the quarter ended June 30, 2015 as compared to the same quarter in 2014. The $0.4 million decrease in interest expense during the second quarter 2015, as compared to the same quarter in 2014, was primarily driven by the prepayment of $90.0 million of high-cost Federal Home Loan Bank (FHLB) term advances during the fourth quarter 2014. The $0.6 million increase in noninterest income in the second quarter 2015, as compared to the second quarter 2014, was primarily due to a $0.4 million increase in investment management and trust income and a $0.2 million increase in bank-owned life insurance (BOLI) income.

For the six months ended June 30, 2015, net income was $10.6 million as compared to $7.6 million for the same period in 2014. The $2.9 million increase in net income during the six months ended June 30, 2015 was primarily the result of a $3.4 million increase in interest income, a $1.0 million decrease in interest expense, and a $1.0 million increase in noninterest income. These increases were partially offset by a $0.7 million increase in noninterest expense and a $1.7 million increase in income tax expense. The $3.4 million increase in interest income was the result of a $208.6 million increase in average loans for the six months ended June 30, 2015 as compared to the same period in 2014. The $1.0 million decrease in interest expense was primarily related to the prepayment of certain FHLB term advances as outlined above. The $1.0 million increase in noninterest income was mostly due to a $0.8 million increase in investment management and trust income, a $0.3 million increase in BOLI income and a $0.3 million increase in gains on sales of SBA loans, partially offset by a $0.2 million decrease in customer interest rate swap income. The $0.7 million increase in noninterest expense was primarily attributable to a $0.4 million increase in salaries and employee benefits and a $0.2 million increase in other general and administrative expenses. The $1.7 million increase in income tax expense in the six months ended June 30, 2015, as compared to the same period in 2014, was primarily a result of growth in pre-tax income over the same period.

Net Interest Income and Net Interest Margin

Net interest income represents the difference between interest earned on assets and interest paid on liabilities. The interest rate spread is the difference between the yield on our interest-bearing assets and liabilities.

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended June 30, 2015 and the prior four quarters:

Table 2

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in thousands)
Net interest income	$18,940	$18,777	$17,680	$17,809	$17,065
Interest rate spread	3.54%	3.72%	3.40%	3.47%	3.47%
Net interest margin	3.67%	3.84%	3.61%	3.67%	3.66%
Net interest margin, fully tax
equivalent	3.75%	3.93%	3.69%	3.75%	3.75%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.25%	0.23%	0.37%	0.37%	0.37%
Average cost of deposits
(including noninterest-bearing
deposits)	0.18%	0.16%	0.16%	0.16%	0.16%

Net interest income increased by $1.9 million to $18.9 million in the second quarter 2015, as compared to the second quarter 2014, and increased $0.2 million as compared to the first quarter 2015. The $1.9 million increase in net interest income in the second quarter 2015, as compared to the second quarter 2014, was due to a $1.4 million increase in interest income, mostly due to a $218.6 million growth in average loan balances, and a $0.4 million decrease in interest expense, mostly due to the prepayment of FHLB term advances during the fourth quarter 2014. The $0.2 million increase in net interest income in the second quarter 2015, as compared to the first quarter 2015, was due to a $0.3 million increase in interest income, partially offset by a $0.1 million increase in interest expense. The increase in interest income during the second quarter 2015, as compared to the first quarter 2015, was due to an $88.8 million increase in average loan balances, partially offset by lower loan yields. The increase in interest expense during the second quarter 2015, as compared to first quarter 2015, was due to a $100.8 million increase in average interest-bearing liabilities required to fund loan growth.

During the second quarter 2015, net interest margin decreased 17 basis points to 3.67%, as compared to the first quarter 2015, and increased one basis point, as compared to the second quarter 2014. The decrease in the net interest margin during the second quarter 2015, as compared to the first quarter 2015, was primarily the result of fees recognized on the prepayment of loans during the first quarter 2015.

The following table summarizes the Company’s net interest income and related spread and margin for the six months ended June 30, 2015 and June 30, 2014:

Table 3

	Six Months Ended
	June 30,	June 30,
	2015	2014
	(Dollars in thousands)
Net interest income	$37,717	$33,324
Interest rate spread	3.62%	3.48%
Net interest margin	3.76%	3.67%
Net interest margin, fully tax
equivalent	3.84%	3.76%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.24%	0.38%
Average cost of deposits
(including noninterest-bearing
deposits)	0.17%	0.15%

For the six months ended June 30, 2015, net interest income increased $4.4 million, or 13.2%, as compared to the same period in 2014. This increase was comprised of a $3.4 million increase in interest income and a $1.0 million decrease in interest expense.

The increase in interest income for the six months ended June 30, 2015, as compared to the same period in 2014 was driven by a $208.6 million increase in average loan balances. The decline in interest expense during the first six months of 2015, as compared to the same period in 2014, was primarily due to the prepayment of certain FHLB term advances in the fourth quarter 2014. During the six months ended June 30, 2015, net interest margin increased nine basis points to 3.76%, as compared to 3.67% for the same period in 2014, primarily as a result of the prepayment of certain FHLB term advances as outlined above.

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

Table 4

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,618,430	$17,114	4.24%	$1,399,857	$15,438	4.42%
Investment securities (1)
Taxable	340,916	2,078	2.44%	373,059	2,376	2.55%
Tax-exempt	89,961	712	3.17%	77,671	671	3.47%
Bank Stocks (4)	18,183	253	5.58%	17,820	239	5.38%
Other earning assets	1,978	2	0.41%	2,101	2	0.38%
Total interest-earning assets	2,069,468	20,159	3.91%	1,870,508	18,726	4.02%
Non-earning assets:
Cash and due from banks	25,337			24,094
Other assets	104,918			90,555
Total assets	$2,199,723			$1,985,157

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$361,164	$94	0.10%	$327,867	$78	0.10%
Money market	364,017	212	0.23%	328,033	180	0.22%
Savings	140,066	38	0.11%	120,057	33	0.11%
Time certificates of deposit	209,775	406	0.78%	183,631	279	0.61%
Total interest-bearing deposits	1,075,022	750	0.28%	959,588	570	0.24%
Borrowings:
Repurchase agreements	20,683	9	0.17%	25,217	10	0.16%
Federal funds purchased (5)	2	-	0.65%	2	-	0.65%
Subordinated debentures	25,774	202	3.14%	25,774	199	3.10%
Borrowings	217,243	258	0.48%	207,395	882	1.71%
Total interest-bearing liabilities	1,338,724	1,219	0.37%	1,217,976	1,661	0.55%
Noninterest bearing liabilities:
Demand deposits	634,824			560,735
Other liabilities	12,630			7,694
Total liabilities	1,986,178			1,786,405
Stockholders' Equity	213,545			198,752
Total liabilities and stockholders' equity	$2,199,723			$1,985,157

Net interest income		$18,940			$17,065
Net interest margin			3.67%			3.66%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.75% and 3.75% for the three months ended June 30, 2015 and June 30, 2014, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.2 million and $0.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the second quarter 2015 and the second quarter 2014 rounded to zero.

Table 4 (Continued)

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of unearned fees (1)(2)(3)	$1,574,269	$33,920	4.35%	$1,365,695	$30,172	4.46%
Investment securities (1)
Taxable	344,664	4,201	2.46%	369,262	4,708	2.57%
Tax-exempt	87,748	1,414	3.25%	75,434	1,316	3.52%
Bank Stocks (4)	16,501	475	5.80%	16,839	408	4.89%
Other earning assets	2,155	3	0.28%	2,046	3	0.30%
Total interest-earning assets	2,025,337	40,013	3.98%	1,829,276	36,607	4.04%
Non-earning assets:
Cash and due from banks	25,739			24,349
Other assets	103,418			93,055
Total assets	$2,154,494			$1,946,680

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$348,979	$173	0.10%	$330,373	$161	0.10%
Money market	370,375	424	0.23%	329,665	392	0.24%
Savings	140,197	77	0.11%	118,053	64	0.11%
Time certificates of deposit	200,707	744	0.75%	181,922	533	0.59%
Total interest-bearing deposits	1,060,258	1,418	0.27%	960,013	1,150	0.24%
Borrowings:
Repurchase agreements	23,296	20	0.17%	23,544	18	0.15%
Federal funds purchased (5)	21	-	0.81%	2	-	0.73%
Subordinated debentures	25,774	401	3.14%	25,774	397	3.11%
Borrowings	179,266	457	0.51%	178,137	1,718	1.94%
Total interest-bearing liabilities	1,288,615	2,296	0.36%	1,187,470	3,283	0.56%
Noninterest bearing liabilities:
Demand deposits	640,970			554,538
Other liabilities	13,072			8,556
Total liabilities	1,942,657			1,750,564
Stockholders' Equity	211,837			196,116
Total liabilities and stockholders' equity	$2,154,494			$1,946,680

Net interest income		$37,717			$33,324
Net interest margin			3.76%			3.67%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.84% and 3.76% for the six months ended June 30, 2015 and June 30, 2014, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $1.1 million and $0.6 million for the six months ended June 30, 2015 and June 30, 2014, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the six months ended June 30, 2015 and June 30, 2014 rounded to zero.

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

Table 5

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of unearned
loan fees	$1,676	$(600)	$2,276	$3,748	$(724)	$4,472
Investment Securities
Taxable	(298)	(99)	(199)	(507)	(193)	(314)
Tax-exempt	41	(46)	87	98	(86)	184
Bank Stocks	14	9	5	67	75	(8)
Total interest income	1,433	(736)	2,169	3,406	(928)	4,334

Interest expense:
Deposits:
Interest-bearing demand
and NOW	16	8	8	12	3	9
Money market	32	11	21	32	(14)	46
Savings	5	-	5	13	1	12
Time certificates of deposit	127	84	43	211	152	59
Repurchase agreements	(1)	1	(2)	2	2	-
Subordinated debentures	3	3	-	4	4	-
Borrowings	(624)	(666)	42	(1,261)	(1,272)	11
Total interest expense	(442)	(559)	117	(987)	(1,124)	137
Net interest income	$1,875	$(177)	$2,052	$4,393	$196	$4,197

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

In the second quarter 2015, we recorded a provision for loan losses of $0.1 million, compared to an immaterial credit provision recognized in the first quarter 2015 and an immaterial provision for loan losses in the second quarter 2014. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2015.

Net recoveries in the second quarter 2015 were $0.2 million, as compared to an immaterial level of net recoveries in the first quarter 2015 and net recoveries of $0.6 million in the second quarter 2014.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,338	$2,035	$2,358	$2,290	$2,352
Investment management and trust	1,338	1,334	1,231	1,279	962
Increase in cash surrender value of
life insurance	461	408	418	291	293
Gain on sale of securities	-	-	-	3	-
Gain on sale of SBA loans	169	280	447	186	28
Other	98	58	408	289	202
Total noninterest income	$4,404	$4,115	$4,862	$4,338	$3,837

Noninterest income increased $0.6 million to $4.4 million in the second quarter 2015, as compared to the second quarter 2014, and increased $0.3 million, as compared to the first quarter 2015.

The $0.6 million increase in noninterest income in the second quarter 2015, as compared to the second quarter 2014, was mostly due to a $0.4 million increase in investment management and trust income and a $0.2 million increase in BOLI income. At June 30, 2015, assets under management (AUM) were $708.6 million, an increase of $203.3 million or 40.2% as compared to AUM of $505.3 million as of June 30, 2014. In July 2014, we acquired CHIA which had AUM of $178.5 million at acquisition. The increase in BOLI income was due to the purchase of an additional $15.0 million in BOLI subsequent to June 30, 2014.

The $0.3 million increase in noninterest income in the second quarter 2015, as compared to the first quarter 2015, was due to an increase in deposit service and other fees driven by increases in commercial account analysis fees and debit card activity.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
Noninterest income:
Deposit service and other fees	$4,373	$4,418
Investment management and trust	2,672	1,870
Increase in cash surrender value of life insurance	869	586
Gain on sale of securities	-	25
Gain on sale of SBA loans	449	165
Other	156	431
Total noninterest income	$8,519	$7,495

For the six months ended June 30, 2015, noninterest income increased $1.0 million to $8.5 million as compared to $7.5 million for the same period in 2014. The increase in noninterest income was due to a $0.8 million increase in investment management and trust income, a $0.3 increase in BOLI income and a $0.3 million increase in gains on sales of SBA loans. The increases in noninterest income were partially offset by a $0.2 million decrease in customer interest rate swap income.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$7,999	$8,604	$8,434	$8,135	$8,122
Occupancy expense	1,630	1,697	1,544	1,583	1,633
Furniture and equipment	736	730	698	693	673
Amortization of intangible assets	496	495	654	670	591
Other real estate owned	54	41	142	147	22
Insurance and assessment	626	565	576	594	605
Professional fees	853	829	927	890	811
Prepayment penalty on debt
extinguishment	-	-	5,459	-	-
Impairment of long-lived assets	122	-	76	-	110
Other general and administrative	2,440	2,309	2,524	2,447	2,348
Total noninterest expense	$14,956	$15,270	$21,034	$15,159	$14,915

Noninterest expense decreased $0.3 million to $15.0 million in the second quarter 2015, as compared to $15.3 million in the first quarter 2015, and remained relatively flat compared with the second quarter 2014.

During the second quarter 2015, noninterest expense declined $0.3 million, as compared to the first quarter 2015, mostly due to a $0.6 million decrease in salaries and employee benefits due to a reduction of ten average full-time equivalent (FTE) employees as well as a decline in payroll taxes related to the timing of the annual payroll cycle. The decrease in salaries and employee benefits was partially offset by smaller increases in other noninterest expense categories including a $0.1 million impairment of long-lived assets related to the sale of one of our former branch locations during the second quarter 2015.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Six Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$16,603	$16,197
Occupancy expense	3,327	3,181
Furniture and equipment	1,466	1,368
Amortization of intangible assets	991	1,182
Other real estate owned	95	78
Insurance and assessment	1,191	1,185
Professional fees	1,682	1,703
Impairment of long-lived assets	122	110
Other general and administrative	4,749	4,549
Total noninterest expense	$30,226	$29,553

Noninterest expense for the six months ended June 30, 2015 increased by $0.7 million to $30.2 million, as compared to $29.6 million for the same period in 2014. The increase in noninterest expense was comprised of a $0.4 million increase in salaries and employee benefits and a $0.2 million increase in other general and administrative expenses. The increase in salaries and employee benefits during the first six months of 2015, as compared to the same period in the prior year, was comprised of a $0.3 million increase in salaries, a $0.3 million increase in incentives and a $0.3 million increase in equity compensation expense, partially offset by a decline in expense related to our self-funded medial insurance plan. The increase in salaries during the first six months of 2015 as compared to the same period in 2014 was primarily the result of new positions within our wealth management, healthcare lending, and equipment finance lending and compliance groups. Although we added new positions within these groups, we maintained a stable level of average FTE employees during each period.  The increase in incentives as compared to the prior year was based on the achievement of certain financial metrics during the first six months of 2015. Equity compensation expense increased in the first six months of 2015 as compared to the same period in 2014 due to a change in the projected forfeiture rate in the fourth quarter 2014 as well as an increase in the average number of restricted shares outstanding.

Income Taxes

Income tax expense was $5.4 million for the first six months of 2015 as compared to $3.6 million for the first six months of 2014. The increase in taxes for the first six months of 2015 was primarily as a result of the increase in pre-tax income as well as an increase in our effective tax rate to 33.7% from approximately 32.2% for the same period in 2014. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of total taxable and tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(In thousands)
Cash and cash equivalents	$55,169	$31,649	32,441	$46,617	$44,124
Total investments	442,794	452,271	449,482	456,118	465,717
Total loans	1,668,658	1,555,154	1,541,434	1,482,268	1,438,089
Total assets	2,269,536	2,145,452	2,124,778	2,077,939	2,038,890
Earning assets	2,140,552	2,010,489	1,992,199	1,960,404	1,908,840
Deposits	1,741,999	1,721,881	1,685,324	1,662,598	1,552,676

At June 30, 2015, total assets were $2.3 billion, reflecting a $144.8 million increase, as compared to December 31, 2014, and a $230.6 million increase, as compared to June 30, 2014. The increase in total assets during the six months ended June 30, 2015 includes a $127.2 million increase in net loans and a $22.7 million increase in cash. The growth in total assets for the first six months of 2015 was funded by $56.7 million in deposit growth and an additional $100.3 million in borrowings.

As compared to June 30, 2014, the increase in total assets of $230.6 million was primarily due to a $230.6 million increase in net loans and a $16.3 million increase in BOLI, funded by a $189.3 million increase in deposits, a $29.9 million increase in borrowings and a $22.9 million decrease in investments.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 11

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(In thousands)
Commercial and residential real estate	$1,146,508	$1,055,219	$1,049,315	$1,001,174	$949,148
Construction	85,516	72,505	66,634	89,787	78,394
Commercial	333,860	326,679	324,057	286,545	307,629
Consumer	61,870	60,008	60,155	60,492	59,610
Other	40,654	40,177	41,652	44,866	43,865
Total gross loans	1,668,408	1,554,588	1,541,813	1,482,864	1,438,646
Unearned loan fees	(173)	(134)	(379)	(596)	(812)
Loans, held for investment, net of
unearned loan fees	1,668,235	1,554,454	1,541,434	1,482,268	1,437,834
Less allowance for loan losses	(22,850)	(22,500)	(22,490)	(22,350)	(22,155)
Net loans, held for investment	$1,645,385	$1,531,954	$1,518,944	$1,459,918	$1,415,679

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(In thousands)
Beginning balance	$1,555,154	$1,541,434	$1,482,268	$1,438,089	$1,362,312
New credit extended	169,687	95,738	106,718	93,215	107,484
Net existing credit advanced	83,792	57,900	71,815	78,829	54,169
Net pay-downs and maturities	(138,770)	(141,983)	(119,854)	(127,633)	(87,095)
Charge-offs and other	(1,205)	2,065	487	(232)	1,219
Loans, net of unearned loan fees	$1,668,658	$1,555,154	$1,541,434	$1,482,268	$1,438,089

Net change - loans outstanding	$113,504	$13,720	$59,166	$44,179	$75,777

During the second quarter 2015, loans net of unearned fees grew $113.5 million, comprised of a $91.3 million increase in commercial and residential real estate, a $13.0 million increase in construction loans and a $7.2 million increase in commercial loans. Second quarter 2015 net loan growth consisted of $253.5 million in new loans and net existing credit advanced, partially offset by $138.8 million in net loan pay-downs and maturities. In addition to contractual loan principal payments and maturities, the second quarter 2015 included $36.1 million in pay-offs due to our strategic decision to not match more aggressive financing terms offered by competitors, $13.0 million in pay-downs of energy-related loans, $12.2 million in early pay-offs related to the sale of the borrower’s assets, $8.8 million in pay-downs related to revolving line of credit fluctuations, $6.1 million in early pay-offs of jumbo mortgages and $2.7 million in pay-downs on classified or watch loans.

As compared to June 30, 2014, loans net of unearned fees increased by $230.6 million, or 16.0%. The net loan growth was primarily comprised of a $197.4 million increase in commercial and residential real estate loans, including a $25.1 million increase in 1-4 family residential loans and a $26.2 million increase in commercial loans. At June 30, 2015, our commercial and residential real estate portfolio included $273.4 million of 1-4 family residential loans. The utilization rate on commercial lines of credit of 41.0% at June 30, 2015 was relatively consistent with the rate at December 31, 2014 and at June 30, 2014.

During the second quarter 2015, we proactively reduced our direct exposure to the energy industry, realizing reductions of 35.4% or $22.2 million in commitments and 29.1% or $13.0 million in outstanding loan balances. Our energy portfolio at June 30, 2015 totaled $31.8 million in outstanding loan balances, which was less than 2% of our total loan portfolio, and was comprised primarily of exploration and production loans, with relatively equal exposure to oil and natural gas.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 52% of capital at June 30, 2015, as compared to 49% at December 31, 2014 and 53% at June 30, 2014. For the Bank, total commercial real estate loans represented 351% of capital at June 30, 2015, as compared to 324% at December 31, 2014 and 305% at June 30, 2014. Further, the Bank’s commercial real estate loan portfolio increased 52.4% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At June 30, 2015, we did not have any significant concentrations in any particular industry.

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

Table 13

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
	(Dollars in thousands)

Nonaccrual loans and leases	$2,004	$1,876	$941	$1,137	$1,501
Nonperforming troubled debt
restructurings	11,188	11,390	11,676	12,100	12,383
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$13,192	$13,266	$12,617	$13,237	$13,884

Other real estate owned and foreclosed
assets	1,503	2,175	2,175	3,526	4,373
Total nonperforming assets	$14,695	$15,441	$14,792	$16,763	$18,257

Total classified assets	$31,762	$28,637	$27,271	$32,578	$35,010

Nonperforming loans	$13,192	$13,266	$12,617	$13,237	$13,884
Performing troubled debt restructurings	12,118	14,056	14,227	17,634	8,318
Allocated allowance for loan losses	(277)	(298)	(227)	(70)	(124)
Net carrying amount of impaired loans	$25,033	$27,024	$26,617	$30,801	$22,078

Accruing loans past due 30-89 days (1)	$1,487	$8,368	$1,381	$458	$1,236

Allowance for loan losses	$22,850	$22,500	$22,490	$22,350	$22,155

For the Three Months Ended:

Loans charged-off	$(48)	$(49)	$(73)	$(80)	$(63)
Recoveries	285	82	214	278	644
Net recoveries	$237	$33	$141	$198	$581

Provision (credit) for loan losses	$113	$(23)	$(1)	$(3)	$24

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of unearned loan fees (2)	1.37%	1.45%	1.46%	1.51%	1.54%
Allowance for loan losses to
nonperforming loans	173.21%	169.61%	178.25%	168.84%	159.57%
Annualized net charge-offs to average
loans	(0.06)%	(0.01)%	(0.04)%	(0.05)%	(0.17)%
Nonperforming assets to total assets	0.65%	0.72%	0.70%	0.81%	0.90%
Nonperforming loans to loans, net
of unearned loan fees (2)	0.79%	0.85%	0.82%	0.89%	0.97%
Loans 30-89 days past due to loans, net
of unearned loan fees (2)	0.09%	0.54%	0.09%	0.03%	0.09%
Texas ratio (3)	5.80%	6.07%	6.01%	6.89%	7.60%
Classified asset ratio (4)	13.87%	11.26%	11.08%	13.39%	14.58%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Loans, net of unearned loan fees, exclude loans held for sale.
(3) Texas ratio defined as total nonperforming assets divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(4) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

During the second quarter 2015, nonperforming loans increased $0.6 million, as compared to December 31, 2014, and decreased $0.7 million, as compared to June 30, 2014. Nonperforming loans at June 30, 2015 include one out-of-state loan participation with a balance of $9.7 million. As of June 30, 2015, no additional funds were committed to be advanced in connection with non-performing loans.

The decrease in loans past due 30-89 days during the second quarter 2015, as compared to the first quarter 2015, was mostly due to a $6.2 million accruing loan that matured during the first quarter 2015 and which was subsequently renewed in April 2015.

Net recoveries in the second quarter 2015 were $0.2 million, as compared to an immaterial amount in net recoveries in the first quarter 2015, and $0.6 million in net recoveries in the second quarter 2014.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $17.1 million at June 30, 2015, as compared to $12.5 million at December 31, 2014 and $16.8 million at June 30, 2014. The increase in accruing, adversely classified loans during the first six months of 2015 is attributable to the downgrade of a $4.3 million energy loan.

At June 30, 2015, classified assets represented 13.9% of bank level capital and allowance for loan losses; compared to 11.3% as of March 31, 2015 and 11.1% at December 31, 2014. The increase in this ratio during the second quarter 2015 was mostly the result of the downgrade of a syndicated national credit in our energy portfolio to a substandard classification with a principal balance of $4.3 million and a $2.5 million unfunded commitment.  We do not expect to incur any losses on this loan.

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

Other Real Estate Owned (OREO) was $1.5 million at June 30, 2015, as compared to $2.2 million at December 31, 2014, and $4.4 million at June 30, 2014. The balance of OREO at June 30, 2015 was comprised of four separate properties, of which $1.4 million was attributable to land and $0.1 million was attributable to commercial real estate. The balance of OREO at June 30, 2014, was comprised of 11 separate properties, of which $2.8 million was land and $1.6 million was commercial real estate.

As of June 30, 2015, we had $23.3 million of loans with terms that were modified in troubled debt restructurings (TDRs), with a total allocated allowance for loan loss of $0.3 million. As of December 31, 2014, we had $25.9 million of loans with terms that were modified in TDRs, with a total allocated allowance for loan loss of $0.2 million. At June 30, 2015, we had $1.0 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$12,118	$14,056	$14,227	$17,634	$8,318
Allocated allowance for loan losses
on performing TDRs	(255)	(266)	(186)	(24)	(29)
Net investment in performing TDRs	$11,863	$13,790	$14,041	$17,610	$8,289

Nonperforming TDRs	$11,188	$11,390	$11,676	$12,100	$12,383
Allocated allowance for loan losses
on nonperforming TDRs	(9)	(15)	(22)	(24)	(41)
Net investment in nonperforming TDRs	$11,179	$11,375	$11,654	$12,076	$12,342

The following provides a rollforward of TDRs for the six month periods ended June 30, 2015 and June 30, 2014:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(718)	(911)	(1,629)
Charge-offs, net	-	(152)	(152)
New modifications	2,869	10,281	13,150
Transfers	(60)	60	-
Balance at June 30, 2014	$8,318	$12,383	$20,701

Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(2,109)	(488)	(2,597)
Charge-offs, net	-	-	-
New modifications	-	-	-
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at June 30, 2015	$12,118	$11,188	$23,306

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

The ratio of allowance for loan losses to total loans was 1.37% at June 30, 2015, as compared to 1.46% at December 31, 2014,  and 1.54% at June 30, 2014.

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

During the second quarter 2015, we recorded a $0.1 million provision for loan losses compared to an immaterial credit provision for loan losses in the first quarter 2015 and an immaterial provision for loan losses in the second quarter 2014. Management considered net recoveries, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2015. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.3 million of the $22.9 million allowance for loan losses at June 30, 2015 relates to loans with specific reserves. At December 31, 2014, approximately $0.2 million of the $22.5 million allowance for loan losses related to loans with specific reserves.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.35% at June 30, 2015, as compared to 1.44% at December 31, 2014 and 1.53% at June 30, 2014.  The decrease in the general reserve as a percentage of loans between June  30, 2014 and June 30, 2015 was primarily a result of reductions in our historical loss rate over that time period.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Balance, beginning of period	$22,490	$21,005
Loan charge-offs:
Commercial and residential real estate	-	(9)
Construction	(7)	-
Commercial	(1)	(344)
Consumer	(4)	(15)
Other	(85)	(102)
Total loan charge-offs	(97)	(470)

Recoveries:
Commercial and residential real estate	60	1,142
Construction	12	326
Commercial	136	46
Consumer	12	18
Other	147	70
Total loan recoveries	367	1,602
Net loan recoveries	270	1,132
Provision for loan losses	90	18
Balance, end of period	$22,850	$22,155

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

	June 30,	December 31,	Increase	Percent
	2015	2014	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$34,662	$49,399	$(14,737)	(29.8)%
Mortgage-backed - agency / residential	154,618	201,902	(47,284)	(23.4)%
Mortgage-backed - private / residential	374	412	(38)	(9.2)%
Asset-backed	-	8,708	(8,708)	(100.0)%
Trust preferred	18,315	18,075	240	1.3%
Corporate	67,039	64,717	2,322	3.6%
Collateralized loan obligations	8,488	2,933	5,555	189.4%
Total securities available for sale	$283,496	$346,146	$(62,650)	(18.1)%

Securities held to maturity:
State and municipal	55,229	35,223	20,006	56.8%
Mortgage-backed - agency / residential	62,767	40,531	22,236	54.9%
Asset-backed	20,518	12,760	7,758	60.8%
Total securities held to maturity	$138,514	$88,514	$50,000	56.5%

The carrying value of our available for sale investment securities at June 30, 2015 was $283.5 million, compared to the December 31, 2014 carrying value of $346.1 million. The decrease in available for sale securities from December 31, 2014 was primarily a result of the reclassification of approximately $49.1 million in available for sale mortgage-backed securities, asset-backed securities and municipal bonds to the held to maturity category in the first quarter 2015, as well as pay-downs and maturities.  The related unrealized pre-tax losses of approximately $0.8 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification. The securities transferred were selected based on a combination of factors, such as current market price and average life, in an effort to mitigate mark-to-market risk and its impact on tangible common equity.

The carrying value of our held to maturity securities at June 30, 2015 was $138.5 million, as compared to $88.5 million at December 31, 2014. The increase in held to maturity securities as compared to December 31, 2014 was primarily a result of the reclassification in the first quarter 2015, as outlined above.

At both June 30, 2015 and December 31, 2014, our investment securities portfolio had an average effective duration of approximately 5.4 years.

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

Five municipal bond issuances were priced using significant unobservable inputs as of June 30, 2015. The largest of these is a revenue bond issued by the Colorado Health Facilities Authority with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of June 30, 2015 was approximately equal to its par value.

At June 30, 2015, there were 104 individual securities in an unrealized loss position, consisting of 50 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 54 securities in an unrealized loss position and determined that the decline in value since their purchase date was primarily attributable to fluctuations in market interest rates. The decrease in the number of securities in an unrealized loss position in excess of 12 months, from 75 securities at December 31, 2014 to the 50 securities at June 30, 2015, was primarily attributable to the timing of interest rate fluctuations. At June 30, 2015, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At June 30, 2015 and December 31, 2014, we held $20.8 million and $14.8 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	June 30, 2015		At December 31, 2014
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$622,364	35.73%	$654,051	38.81%
Interest-bearing demand and NOW	379,495	21.78%	326,748	19.39%
Money market	362,798	20.83%	374,063	22.20%
Savings	139,305	8.00%	138,588	8.22%
Time	238,037	13.66%	191,874	11.38%
Total deposits	$1,741,999	100.00%	$1,685,324	100.00%

Total deposits increased $56.7 million at June 30, 2015, as compared to December 31, 2014. The increase in deposits over the last six months was mostly attributable to increases in time deposits, primarily brokered deposits issued to fund our loan growth and diversify our wholesale funding. Non-maturing deposit balances increased $10.5 million during the first six months of 2015 as a result of the continued success of our business and retail strategic deposit gathering campaign. Because of the current low interest-rate environment, and because of the span of time since the last period of increasing interest rates, we are uncertain what impact, if any, that rising interest rates would have on our deposit base.

Noninterest-bearing deposits as a percentage of total deposits decreased to approximately 35.7% at June 30, 2015, as compared to 38.8% at December 31, 2014. Noninterest-bearing deposits help reduce overall deposit funding costs; however, due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances increased $46.2 million as of June 30, 2015, as compared to December 31, 2014, and comprised 13.7% of total deposits at June 30, 2015. The majority of the time deposit balance represented deposits of local customers, with $68.4 million representing brokered deposits, as compared to $38.2 million at December 31, 2014. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

As of June 30, 2015, securities sold under agreement to repurchase decreased by $17.7 million to $15.8 million from December 31, 2014 due to customers investing their excess deposits into their business operations.

Borrowings and Subordinated Debentures

At June 30, 2015, our FHLB borrowings were $260.6 million as compared to $160.3 million at December 31, 2014 and $230.7 million at June 30, 2014. At June 30,  2015 borrowings consisted of $70.0 million in term notes and $190.6 million in line of credit advances. At December 31, 2014, our FHLB borrowings consisted of

$20.0 million in term notes and $140.3 million in line of credit advances. The total FHLB commitment, including balances outstanding, at June 30, 2015 and December 31, 2014 was $395.6 million and $385.6 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $135.0 million at June 30, 2015, which can be utilized for term and or line of credit advances.

The FHLB term borrowings at June 30, 2015 consisted of two fixed-rate term notes at the Bank. A $20.0 million term advance matures on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. A $50.0 million term advance matures on June 24, 2016 with an interest rate of 0.58%. The interest rate on the line of credit is variable and was 0.26% at June 30, 2015.

At June 30, 2015, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.11%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years after issuance, as applicable, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter. Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At June 30, 2015, the interest payments with respect to our two subordinated debentures were current.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2015, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements. The ratios as of June 30, 2015 were calculated in accordance with the requirements of Basel III, which became effective January 1, 2015:

Table 19

	Ratio at June 30, 2015	Ratio at December 31, 2014	Ratio at June 30, 2014	Minimum Capital Requirement at June 30, 2015	Minimum Requirement for "Well-Capitalized" Institution at June 30, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	10.97%	N/A	N/A	4.50%	N/A
Guaranty Bank and Trust Company	11.75%	N/A	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.16%	12.60%	13.14%	6.00%	N/A
Guaranty Bank and Trust Company	11.75%	12.33%	12.70%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.34%	13.85%	14.39%	8.00%	N/A
Guaranty Bank and Trust Company	12.92%	13.58%	13.95%	8.00%	10.00%

Leverage Ratio
Consolidated	10.86%	11.10%	11.39%	4.00%	N/A
Guaranty Bank and Trust Company	10.50%	10.86%	11.03%	4.00%	5.00%

As of June 30, 2015, our consolidated total risk-based capital ratio declined by 51 basis points and our Tier 1 risk-based capital ratio declined by 44 basis points, as compared to December 31, 2014, primarily due to $127.2 million in net loan growth for the first six months of 2015 as well as the impact of the new Basel III requirements, partially offset by the positive impact of year-to-date net income. The decreases in consolidated total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as of June 30, 2015 as compared to June 30, 2014 were also primarily the result of loan growth over the past 12 months.

Under Basel III, a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, is established above the regulatory minimum capital requirement. The capital conservation buffer will be phased in between January 1, 2016 and year end 2018, becoming fully effective on January 1, 2019.

The Bank made the one-time AOCI opt-out election on its March 31, 2015 Call Report, which allows community banks under $250 billion, who make the one-time opt-out election, to remove the impact of certain unrealized capital gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

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

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of two and one-half cents per share to stockholders on a quarterly basis through November of 2013. Beginning in February 2014, we increased the cash dividend to five cents per share on a quarterly basis through November of 2014. Beginning in February 2015, the board increased the quarterly cash dividend to ten cents per share to stockholders.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. At June 30, 2015, interest payments on our two trust preferred financings were current.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend upon a number of factors, including general business conditions, our financial results, our future business prospects, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	June 30, 2015	December 31, 2014

	(In thousands)
Commitments to extend credit:
Variable	$318,538	$342,496
Fixed	69,332	41,742
Total commitments to extend credit	$387,870	$384,238

Standby letters of credit	$9,312	$11,474

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time-to-time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At June 30, 2015, the Company had $55.2 million of cash and cash equivalents. Further, the Bank had $12.9 million in excess pledging related to customer accounts that required collateral at June 30, 2015 and $71.8 million of unencumbered securities that were available for pledging to our FHLB line.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and anticipated funding needs. At June 30, 2015, the Bank had approximately $135.0 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $6.9 million of availability with the Federal Reserve discount window.

At June 30, 2015, the Bank had $68.4 million of brokered deposits, of which $6.5 million will mature in the fourth quarter 2016, $24.0 million will mature in 2017, $29.7 million will mature in 2018 and $8.2 million will mature between 2019 and 2020. As of December 31, 2014, the Bank maintained $38.2 million in brokered deposits. We issued $30.2 million in brokered deposits during the second quarter of 2015 to fund a portion of our loan growth as well as diversify wholesale funding. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of June 30, 2015, the holding company had approximately $8.4 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

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

Net Interest Income Modeling

Our Asset Liability Management Committee, or ALCO, oversees our exposure to and mitigation of interest rate risk and, along with our Board of Directors, reviews our exposure to interest rate risk at least quarterly. The committee is composed of members of our senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to minimize the potential impact on net portfolio value and net interest income of changes in interest rates.

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

The following table shows the projected net interest income increase or decrease over the 12 months following June 30, 2015 and June 30, 2014:

Table 21

Market Risk:

	Annualized Net Interest Income
	June 30, 2015	June 30, 2014
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$2,392	$670
200	1,453	371
100	586	151
Static	-	-
(100)	(1,244)	(1,512)
(200)	(1,394)	(1,678)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At June 30, 2015, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200, or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of June 30, 2015, our asset sensitivity had increased relative to June 30, 2014, primarily due to the increase in our variable rate loans over the last 12 months.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At June 30, 2015, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At June 30, 2015, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 to 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of June 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and the Bank are defendants, from time-to-time, in legal actions at various points of the legal process arising from transactions conducted in the ordinary course of business. Management believes that, after consultations with legal counsel, it is not probable that the outcome of current legal actions will result in a liability that would have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such a legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the second quarter 2015.

(c)

The Company allows for the net settlement by employees of vested, restricted stock awards.  If elected, employees may satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares, which are repurchased by the Company.  Repurchases by the Company relating to employee net settlements do not impact the 1,000,000 shares available for repurchase under the repurchase plan initially authorized on April 3, 2014 and scheduled to expire on April 2, 2016.

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

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 7, 2008).

10.1

Guaranty Bancorp 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 27, 2015).

10.2	Guaranty Bancorp Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on May 19, 2015).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**

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

i

Dated: July 30, 2015	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)