Form 10-Q
period 2015-09-30
Guaranty Bancorp
filed 2015-10-28
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 27, 2015, there were 21,726,840 shares of the registrant’s common stock outstanding, consisting of 20,707,840 shares of voting common stock, of which 649,913 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$23,750	$32,441

Securities available for sale, at fair value	276,353	346,146
Securities held to maturity (fair value of $144,021 and $90,809 at
September 30, 2015 and December 31, 2014)	140,928	88,514
Bank stocks, at cost	16,018	14,822
Total investments	433,299	449,482

Loans held for sale	8	-

Loans, held for investment, net of deferred costs and fees	1,726,143	1,541,434
Less allowance for loan losses	(22,890)	(22,490)
Net loans, held for investment	1,703,253	1,518,944

Premises and equipment, net	48,564	45,937
Other real estate owned and foreclosed assets	1,371	2,175
Other intangible assets, net	5,668	7,154
Bank-owned life insurance	48,537	42,456
Other assets	21,180	26,189
Total assets	$2,285,630	$2,124,778

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$683,797	$654,051
Interest-bearing demand and NOW	405,092	326,748
Money market	369,023	374,063
Savings	144,602	138,588
Time	244,815	191,874
Total deposits	1,847,329	1,685,324

Securities sold under agreement to repurchase and federal funds purchased	30,151	33,508
Federal Home Loan Bank term notes	95,000	20,000
Federal Home Loan Bank line of credit borrowing	56,300	140,300
Subordinated debentures	25,774	25,774
Interest payable and other liabilities	12,273	12,933
Total liabilities	2,066,827	1,917,839

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	711,586	709,341
Accumulated deficit	(385,930)	(396,172)
Accumulated other comprehensive loss	(3,421)	(3,127)
Treasury stock, at cost, 2,270,463 and 2,248,033 shares, respectively	(103,456)	(103,127)
Total stockholders’ equity	218,803	206,939
Total liabilities and stockholders’ equity	$2,285,630	$2,124,778
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 23,998,665 shares issued and 21,728,202 shares outstanding at September 30, 2015 (includes 651,275 shares of unvested restricted stock); 23,876,906 shares issued and 21,628,873 shares outstanding at December 31, 2014 (includes 620,075 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$17,829	$16,336	$51,749	$46,508
Investment securities:
Taxable	2,064	2,287	6,265	6,995
Tax-exempt	719	691	2,133	2,007
Dividends	249	214	724	622
Federal funds sold and other	2	1	5	4
Total interest income	20,863	19,529	60,876	56,136
Interest expense:
Deposits	866	647	2,284	1,797
Securities sold under agreement to repurchase and
federal funds purchased	11	9	31	27
Borrowings	375	862	832	2,580
Subordinated debentures	205	202	606	599
Total interest expense	1,457	1,720	3,753	5,003
Net interest income	19,406	17,809	57,123	51,133
Provision (credit) for loan losses	14	(3)	104	15
Net interest income, after provision for loan losses	19,392	17,812	57,019	51,118
Noninterest income:
Deposit service and other fees	2,309	2,290	6,682	6,708
Investment management and trust	1,292	1,279	3,964	3,149
Increase in cash surrender value of life insurance	447	291	1,316	877
Gain on sale of securities	-	3	-	28
Gain on sale of SBA loans	232	186	681	351
Other	119	289	275	720
Total noninterest income	4,399	4,338	12,918	11,833
Noninterest expense:
Salaries and employee benefits	8,318	8,135	24,921	24,332
Occupancy expense	1,487	1,583	4,814	4,764
Furniture and equipment	740	693	2,206	2,061
Amortization of intangible assets	495	670	1,486	1,852
Other real estate owned, net	(31)	147	64	225
Insurance and assessments	604	594	1,795	1,779
Professional fees	838	890	2,520	2,593
Impairment of long-lived assets	-	-	122	110
Other general and administrative	2,415	2,447	7,164	6,996
Total noninterest expense	14,866	15,159	45,092	44,712
Income before income taxes	8,925	6,991	24,845	18,239
Income tax expense	2,923	2,320	8,282	5,942
Net income	$6,002	$4,671	$16,563	$12,297

Earnings per common share–basic:	$0.28	$0.22	$0.79	$0.59
Earnings per common share–diluted:	0.28	0.22	0.78	0.58
Dividends declared per common share:	0.10	0.05	0.30	0.15

Weighted average common shares outstanding-basic:	21,076,380	20,966,179	21,061,445	20,954,046
Weighted average common shares outstanding-diluted:	21,224,989	21,089,221	21,215,435	21,070,895

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(In thousands)

Net income	$6,002	$4,671	$16,563	$12,297
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	1,706	(1,074)	906	8,845
Income tax effect	(648)	408	(344)	(3,362)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	108	74	307	110
Income tax effect	(41)	(28)	(117)	(42)
Reclassification adjustment for net losses (gains) included
in net income during the period	-	(3)	-	(28)
Income tax effect	-	1	-	11
Change in fair value of derivatives during the period	(1,290)	148	(1,769)	(1,020)
Income tax effect	490	(56)	672	388
Reclassification adjustment for impact on interest
expense caused by hedged borrowings	82	-	82	-
Income tax effect	(31)	-	(31)	-
Other comprehensive income (loss)	376	(530)	(294)	4,902
Total comprehensive income	$6,378	$4,141	$16,269	$17,199

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	12,297	-	12,297
Other comprehensive income	-	-	-	-	4,902	4,902
Stock compensation awards, net of forfeitures	423,513	-	-	-	-	-
Stock based compensation, net	-	1,767	-	-	-	1,767
Tax effect of restricted stock vestings	-	316	-	-	-	316
Repurchase of common stock	(13,105)	-	(173)	-	-	(173)
Dividends paid	-	-	-	(3,142)	-	(3,142)
Balance, September 30, 2014	21,714,115	$708,597	$(102,845)	$(396,339)	$(4,052)	$205,361

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	16,563	-	16,563
Other comprehensive loss	-	-	-	-	(294)	(294)
Stock compensation awards, net of forfeitures	121,759	-	-	-	-	-
Stock based compensation, net	-	2,094	-	-	-	2,094
Tax effect of restricted stock vestings	-	151	-	-	-	151
Repurchase of common stock	(22,430)	-	(329)	-	-	(329)
Dividends paid	-	-	-	(6,321)	-	(6,321)
Balance, September 30, 2015	21,728,202	$711,610	$(103,456)	$(385,930)	$(3,421)	$218,803

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$16,563	$12,297
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	3,478	3,793
Provision for loan losses	104	15
Impairment of long-lived assets	122	110
Stock compensation, net	2,094	1,767
Gain on sale of securities	-	(28)
Gain on sale of SBA loans	(681)	(351)
Origination of SBA loans with intent to sell	(5,264)	(3,690)
Proceeds from the sale of SBA loans originated with intent to sell	7,093	4,119
Loss, net, and valuation adjustments on real estate owned	32	134
Other	375	1,127
Net change in:
Other assets	2,816	(1,356)
Interest payable and other liabilities	(855)	(146)
Net cash from operating activities	25,877	17,791
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	29,120	58,920
Purchases	(8,561)	(34,052)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	15,454	12,211
Purchases	(19,566)	(25,261)
Loan originations net of principal collections	(185,738)	(159,779)
Cash outlays related to acquisition	(1,457)	(2,386)
Purchase of bank-owned life insurance contracts	(5,000)	-
Proceeds from sale of other assets	1,293	-
Proceeds from sales of other real estate owned and foreclosed assets	772	833
Proceeds from sale of SBA loans transferred to held for sale	589	-
Additions to premises and equipment	(4,619)	(353)
Net cash from investing activities	(177,713)	(149,867)
Cash flows from financing activities:
Net change in deposits	162,005	134,141
Net change in borrowings on Federal Home Loan Bank line of credit	(84,000)	20,400
Proceeds from issuance of debt	75,000	-
Cash dividends on common stock	(6,321)	(3,142)
Tax effect of restricted stock vesting	147	-
Net change in repurchase agreements and federal funds purchased	(3,357)	(610)
Repurchase of common stock	(329)	(173)
Net cash from financing activities	143,145	150,616
Net change in cash and cash equivalents	(8,691)	18,540
Cash and cash equivalents, beginning of period	32,441	28,077
Cash and cash equivalents, end of period	$23,750	$46,617

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$49,084	$39,365

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including: accepting time and demand deposits, originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiaries Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provides wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are generally expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer.

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

The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days past due unless the loan is well secured and in process of collection. The time at which a loan enters past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cash-basis method until the loan qualifies for a return to the accrual basis method and any payments received on a nonaccrual loan are applied first to the principal balance of the loan. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments is reasonably assured.

Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount of each item represents our total exposure to loss with respect to the item before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be ten years. As of September 30, 2015, the Company had recognized two customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012 and CHIA on July 16, 2014.

(g)Impairment of Long-Lived Assets

Long-lived assets, such as premises and equipment, and finite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset, less costs to sell.

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

(h)Derivative Instruments

The Company records all derivatives on its consolidated balance sheets at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the derivative’s likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). To date, the Company has entered into cash flow hedges and stand-alone derivative agreements but has not entered into any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction impacts earnings. Any portion of the cash flow hedge not deemed highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as noninterest income.

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

As of September 30, 2015, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2018. At September 30, 2015, certain performance stock awards were expected to vest prior to their expiration, while certain performance awards were not expected to vest prior to their expiration, based on current projections in comparison to performance conditions. Should these expectations change, additional expense could be recorded or reversed in future periods.

(j)Stock Repurchase Plan

On February 3, 2015, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. The repurchase program had been scheduled to expire 12 months from the date of its announcement and, as extended, the program is scheduled to expire on April 2, 2016. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program.

(k)Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At September 30, 2015 and December 31, 2014, the Company had a net deferred tax asset of $8,914,000 and $10,988,000, respectively, which includes the deferred tax asset associated with the unrealized gain (loss) on securities and the fluctuation of fair value on the Company’s interest rate swaps designated as cash flow hedges. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, management determined that, as of September 30, 2015, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of September 30, 2015 or December 31, 2014.

The Company and the Bank are subject to U.S. federal income tax and state of Colorado income tax. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2012 and is no longer subject to examination by the State for years before 2011. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2015 and December 31, 2014, the Company did not have any amounts accrued for interest or penalties.

As of September 30, 2015 and December 31, 2014, the Company maintained an immaterial unrecognized tax benefit. If this benefit were to be recognized in a future period both our tax expense and effective tax rate would be reduced. The Company does not expect the total amount of unrecognized tax benefits to materially increase or decrease in the next 12 months.

(l)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Average common shares outstanding	21,076,380	20,966,179	21,061,445	20,954,046
Effect of dilutive unvested stock grants (1)	148,609	123,042	153,990	116,849
Average shares outstanding for calculated
diluted earnings per common share	21,224,989	21,089,221	21,215,435	21,070,895
_____________

(1)Unvested stock grants representing 651,275 shares at September 30, 2015 had a dilutive impact of 148,609 and 153,990 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2015, respectively. Unvested stock grants representing 746,782 shares at September 30, 2014 had a dilutive impact of 123,042 and 116,849 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2014.

(m)    Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2014 the FASB issued accounting standards update 2014-11 Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. As a result of the update, repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financings will be accounted for in the same manner as repurchase agreements, namely, as secured borrowings. The update also requires additional disclosures for repurchase agreements and other instruments accounted for as secured borrowings. The provisions of this update became effective for interim and annual periods beginning after December 15, 2014. The requirements of this update have not impacted the Company’s financial position, results of operations or cash flows but rather resulted in enhanced disclosures surrounding securities pledged to the Company’s repurchase agreements.

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

(n)Reclassifications

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	September 30, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,691	$2	$(16)	$34,705
Mortgage-backed - agency / residential	148,047	1,886	(702)	146,863
Mortgage-backed - private / residential	280	-	(6)	286
Trust preferred	17,900	25	(2,125)	20,000
Corporate	67,022	1,151	(50)	65,921
Collateralized loan obligations	8,413	15	(80)	8,478
Total securities available for sale	$276,353	$3,079	$(2,979)	$276,253

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$49,399	$71	$(293)	$49,621
Mortgage-backed - agency / residential	201,902	2,027	(2,063)	201,938
Mortgage-backed - private / residential	412	-	-	412
Asset-backed	8,708	-	(280)	8,988
Trust preferred	18,075	175	(2,100)	20,000
Corporate	64,717	956	(49)	63,810
Collateralized loan obligations	2,933	-	-	2,933
Total securities available for sale	$346,146	$3,229	$(4,785)	$347,702

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

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
September 30, 2015:
State and municipal	$55,682	$954	$(246)	$54,974
Mortgage-backed - agency / residential	67,807	1,947	-	65,860
Asset-backed	20,532	442	(4)	20,094
	$144,021	$3,343	$(250)	$140,928

December 31, 2014:
State and municipal	$36,051	$923	$(95)	$35,223
Mortgage-backed - agency / residential	41,734	1,203	-	40,531
Asset-backed	13,024	264	-	12,760
	$90,809	$2,390	$(95)	$88,514

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In thousands)
Proceeds	$-	$3,203	$2,868	$11,570
Gross gains	-	3	16	45
Gross losses	-	-	(16)	(17)
Net tax expense related to gains
(losses) on sale	-	1	-	11

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at September 30, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$2,905	$2,880
Due after one year through five years	58,714	57,707
Due after five years through ten years	5,688	5,617
Due after ten years	52,306	54,422
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	119,613	120,626
Mortgage-backed and collateralized
loan obligations	156,740	155,627
Total securities available for sale	$276,353	$276,253

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$1,398	$1,399
Due after one year through five years	2,820	2,807
Due after five years through ten years	18,827	18,605
Due after ten years	32,637	32,163
Total HTM, excluding MBS and asset-backed	55,682	54,974
Mortgage-backed and asset-backed	88,339	85,954
Total securities held to maturity	$144,021	$140,928

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$1,153	$(16)	$-	$-	$1,153	$(16)
Mortgage-backed - agency /
residential	41,861	(348)	25,651	(354)	67,512	(702)
Mortgage-backed - private /
residential	280	(6)	-	-	280	(6)
Trust preferred	-	-	7,875	(2,125)	7,875	(2,125)
Corporate	4,993	(50)	-	-	4,993	(50)
Collateralized loan obligations	5,460	(80)	-	-	5,460	(80)

Held to maturity:
State and municipal	11,966	(179)	12,526	(263)	24,492	(442)
Mortgage-backed - agency /
residential	-	-	22,922	(93)	22,922	(93)
Asset-backed	-	-	20,532	(304)	20,532	(304)
Total temporarily impaired	$65,713	$(679)	$89,506	$(3,139)	$155,219	$(3,818)

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$-	$-	$12,515	$(293)	$12,515	$(293)
Mortgage-backed - agency /
residential	23,407	(92)	103,429	(1,971)	126,836	(2,063)
Asset-backed	-	-	8,708	(280)	8,708	(280)
Trust preferred	-	-	7,900	(2,100)	7,900	(2,100)
Corporate	11,505	(49)	-	-	11,505	(49)
Collateralized loan obligations	2,933	-	-	-	2,933	-

Held to maturity:
State and municipal	-	-	10,426	(95)	10,426	(95)
Total temporarily impaired	$37,845	$(141)	$142,978	$(4,739)	$180,823	$(4,880)

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of September 30, 2015 or December 31, 2014.

At September 30, 2015, there were 79 individual securities in an unrealized loss position, including 47 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 32 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. The decrease in the number of securities in an unrealized loss position in excess of 12 months from 75 securities at December 31, 2014 to 47 securities at September 30, 2015 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position decreased from 84 individual securities at December 31, 2014 to 79 securities at September 30, 2015 also as a result of the timing of interest rate fluctuations. At September 30, 2015, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At September 30, 2015 and December 31, 2014, the Company’s unrated municipal bonds comprised approximately 13.8% and 14.7%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At September 30, 2015, a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 11.0% of total stockholders’ equity. This amortizing tax-exempt bond is secured by a pledge of revenues and a deed of trust from a local hospital and carries an interest rate of 4.75% and a maturity date of December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of September 30, 2015 and December 31, 2014 was approximately equal to its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2014, management conducts a quarterly review of the hospital’s financial statements. The bond has paid principal and interest in accordance with its contractual term and paid a partial redemption in 2013 in advance of the contractual repayment schedule.

Certain mortgage backed securities with an aggregate market value of approximately $30,930,000 as of September 30, 2015 were pledged to secure overnight repurchase agreement borrowings. Fluctuations in the fair value of these securities, and or the fluctuation in customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis. The Company also pledges certain securities to public deposits under the Colorado Public Deposit Protection Act and pledges securities as collateral for funding lines. At September 30, 2015, the Company’s total pledged securities were $215,955,000.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30,	December 31,
	2015	2014

	(In thousands)
Commercial and residential real estate	$1,196,209	$1,049,315
Construction	92,473	66,634
Commercial	336,414	324,057
Agricultural	10,991	10,625
Consumer	63,517	60,155
SBA	25,911	30,025
Other	510	1,002
Total gross loans	1,726,025	1,541,813
Deferred costs and (fees)	118	(379)
Loans, held for investment, net of deferred costs and fees	1,726,143	1,541,434
Less allowance for loan losses	(22,890)	(22,490)
Net loans, held for investment	$1,703,253	$1,518,944

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In thousands)
Balance, beginning of period	$22,850	$22,155	$22,490	$21,005
Provision (credit) for loan losses	14	(3)	104	15
Loans charged-off	(75)	(80)	(172)	(550)
Recoveries on loans previously
charged-off	101	278	468	1,880
Balance, end of period	$22,890	$22,350	$22,890	$22,350

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three and nine months ended September 30, 2015 and September 30, 2014. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(21)	(9)	(142)	(172)
Recoveries	138	21	309	468
Provision (credit)	368	10	(274)	104
Balance as of September 30, 2015	$20,092	$61	$2,737	$22,890

Balance as of June 30, 2015	$20,006	$54	$2,790	$22,850
Charge-offs	(14)	(5)	(56)	(75)
Recoveries	66	9	26	101
Provision (credit)	34	3	(23)	14
Balance as of September 30, 2015	$20,092	$61	$2,737	$22,890

Balances at September 30, 2015:

Allowance for Loan Losses
Individually evaluated	$267	$-	$10	$277
Collectively evaluated	19,825	61	2,727	22,613
Total	$20,092	$61	$2,737	$22,890

Loans
Individually evaluated	$25,539	$-	$1,104	$26,643
Collectively evaluated	1,399,088	4,743	295,669	1,699,500
Total	$1,424,627	$4,743	$296,773	$1,726,143

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(20)	(26)	(504)	(550)
Recoveries	1,620	24	236	1,880
Provision (credit)	(404)	(7)	426	15
Balance as of September 30, 2014	$19,671	$43	$2,636	$22,350

Allowance for Loan Losses
Balance as of June 30, 2014	$19,191	$48	$2,916	$22,155
Charge-offs	(11)	(11)	(58)	(80)
Recoveries	152	6	120	278
Provision (credit)	339	-	(342)	(3)
Balance as of September 30, 2014	$19,671	$43	$2,636	$22,350

Balances at December 31, 2014:

Allowance for Loan Losses
Individually evaluated	$224	$1	$2	$227
Collectively evaluated	19,383	38	2,842	22,263
Total	$19,607	$39	$2,844	$22,490

Loans
Individually evaluated	$26,751	$25	$68	$26,844
Collectively evaluated	1,230,289	2,799	281,502	1,514,590
Total	$1,257,040	$2,824	$281,570	$1,541,434

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

September 30, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$14,241	$16,002	$-	$14,554	$96
Construction	986	986	-	740	-
Commercial	-	-	-	23	-
Consumer	279	315	-	316	4
Other	135	472	-	152	-
Total	$15,641	$17,775	$-	$15,785	$100

Impaired loans with a related allowance:
Commercial and residential real estate	$9,430	$9,602	$253	$9,929	$262
Construction	-	-	-	-	-
Commercial	1,104	1,107	10	314	3
Consumer	468	538	14	503	10
Other	-	-	-	-	-
Total	$11,002	$11,247	$277	$10,746	$275

Total impaired loans:
Commercial and residential real estate	$23,671	$25,604	$253	$24,483	$358
Construction	986	986	-	740	-
Commercial	1,104	1,107	10	337	3
Consumer	747	853	14	819	14
Other	135	472	-	152	-
Total impaired loans	$26,643	$29,022	$277	$26,531	$375

December 31, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$15,329	$16,874	$-	$18,792	$220
Construction	-	-	-	-	-
Commercial	93	103	-	265	10
Consumer	374	391	-	297	10
Other	168	615	-	236	-
Total	$15,964	$17,983	$-	$19,590	$240

Impaired loans with a related allowance:
Commercial and residential real estate	$10,274	$10,507	$201	$3,818	$425
Construction	-	-	-	-	-
Commercial	67	330	2	248	5
Consumer	539	595	24	673	14
Other	-	-	-	68	-
Total	$10,880	$11,432	$227	$4,807	$444

Total impaired loans:
Commercial and residential real estate	$25,603	$27,381	$201	$22,610	$645
Construction	-	-	-	-	-
Commercial	160	433	2	513	15
Consumer	913	986	24	970	24
Other	168	615	-	304	-
Total impaired loans	$26,844	$29,415	$227	$24,397	$684

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $510,000 for the nine months ended September 30, 2015 and $520,000 for the nine months ended September 30, 2014.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

September 30, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,094	$-	$12,005	$13,099	$1,196,291
Construction	-	-	986	986	92,479
Commercial	1,987	-	914	2,901	336,437
Consumer	149	-	471	620	63,521
Other	231	-	136	367	37,415
Total	$3,461	$-	$14,512	$17,973	$1,726,143

December 31, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$92	$-	$11,872	$11,964	$1,049,057
Construction	-	-	-	-	66,618
Commercial	1,080	-	18	1,098	323,977
Consumer	66	-	559	625	60,140
Other	143	-	168	311	41,642
Total	$1,381	$-	$12,617	$13,998	$1,541,434

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

September 30, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,174,536	$91,487	$331,558	$62,588	$36,019	$1,696,188
Substandard	21,673	986	4,856	929	1,393	29,837
Doubtful	-	-	-	-	-	-
Subtotal	1,196,209	92,473	336,414	63,517	37,412	1,726,025
Less: Deferred costs and (fees)	82	6	23	4	3	118
Loans, held for investment, net
of deferred costs and fees	$1,196,291	$92,479	$336,437	$63,521	$37,415	$1,726,143

December 31, 2014	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,027,792	$66,634	$322,920	$58,941	$40,430	$1,516,717
Substandard	21,523	-	1,137	1,214	1,222	25,096
Doubtful	-	-	-	-	-	-
Subtotal	1,049,315	66,634	324,057	60,155	41,652	1,541,813
Less: Deferred costs and (fees)	(258)	(16)	(80)	(15)	(10)	(379)
Loans, held for investment, net
of deferred costs and fees	$1,049,057	$66,618	$323,977	$60,140	$41,642	$1,541,434

The book balance of troubled debt restructurings (“TDRs”) at September 30, 2015 and December 31, 2014 was $22,909,000 and $25,903,000, respectively. TDRs are included in impaired loans. Management established approximately $259,000 and $208,000 in specific reserves with respect to these loans as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had an additional $953,000 and $1,038,000, respectively, committed on loans classified as TDRs.

During the three and nine months ended September 30, 2015 there were no material modifications of loans designated as TDRs.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2014:

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the nine months ended September 30, 2015 or September 30, 2014.

(4)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2015, the Company had intangible assets comprised of its core deposit intangible assets and two customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful Life	2015	2014

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(61,770)	(60,708)
Core deposit intangible assets, net		$1,205	$2,267

Customer relationship intangible assets	10 years	5,654	5,654
Customer relationship intangible assets accumulated amortization		(1,191)	(767)
Customer relationship intangible assets, net		$4,463	$4,887

Total other intangible assets, net		$5,668	$7,154

Following is the aggregate amortization expense recognized in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In thousands)

Amortization expense	$495	$670	$1,486	$1,852

(5)Borrowings

At September 30, 2015, the Company’s outstanding borrowings were $151,300,000 as compared to $160,300,000 at December 31, 2014. These borrowings at September 30, 2015 consisted of $95,000,000 in term notes and $56,300,000 in advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2014, outstanding borrowings consisted of a single $20,000,000 term note and $140,300,000 in advances on our line of credit, both with the FHLB.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $423,692,000 at September 30, 2015 and $385,584,000 at December 31, 2014. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $272,392,000 at September 30, 2015 and $225,284,000 at December 31, 2014.

The interest rate on the line of credit varies with the federal funds rate, and was 0.29% at September 30, 2015. The Company has three term notes with the FHLB. Two of the term notes have fixed interest rates, the first a $20,000,000 term note at 2.52% that matures on January 23, 2018 and the second a $50,000,000 term note at 0.58% that matures June 24, 2016. The third variable rate term note of $25,000,000 matures August 5, 2016 and carries an interest rate that resets quarterly, currently set as 0.42%. The next rate reset date on the variable rate term note is November 7, 2015

(6) Subordinated Debentures and Trust Preferred Securities

At both September 30, 2015 and December 31, 2014, the balance of the Company’s outstanding subordinated debentures was $25,774,000. As of September 30, 2015, the Company's subordinated debentures bore a weighted average cost of funds of 3.12%.

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

As of September 30, 2015, the Company was in compliance with all financial covenants of the subordinated debentures.

The Company had accrued, unpaid interest on its subordinated debentures of approximately $205,000 at September 30, 2015 and approximately $202,000 at December 31, 2014. Interest payable on subordinated debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the subordinated debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2015, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at September 30, 2015 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2016	Variable	LIBOR + 2.65%	2.94%	1/15/2016
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2016	Variable	LIBOR + 3.10%	3.39%	1/7/2016

*  Call date represents the earliest or next date the Company can call the debentures

** On October 7, 2015, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.42%. On October 15, 2015, the rate on the CenBank Trust III subordinated debentures reset to 2.97%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2015	December 31, 2014

	(In thousands)
Commitments to extend credit:
Variable	$314,115	$342,496
Fixed	62,849	41,742
Total commitments to extend credit	$376,964	$384,238

Standby letters of credit	$9,646	$11,474

At September 30, 2015, the rates on the fixed rate commitments to extend credit ranged from 2.35% to 6.75%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at September 30, 2015
State and municipal securities	$-	$2,652	$32,039	$34,691
Mortgage-backed securities – agency /
residential	-	148,047	-	148,047
Mortgage-backed securities – private /
residential	-	280	-	280
Trust preferred securities	-	17,900	-	17,900
Corporate securities	-	67,022	-	67,022
Collateralized loan obligations	-	8,413		8,413
Interest rate swaps - cash flow hedge	-	(3,155)	-	(3,155)

Assets/(Liabilities) at December 31, 2014
State and municipal securities	$-	$17,082	$32,317	$49,399
Mortgage-backed securities – agency /
residential	-	201,902	-	201,902
Mortgage-backed securities – private /
residential	-	412	-	412
Asset-backed securities	-	8,708	-	8,708
Trust preferred securities	-	18,075	-	18,075
Corporate securities	-	64,717	-	64,717
Collateralized loan obligations	-	2,933		2,933
Interest rate swaps - cash flow hedge	-	(1,526)	-	(1,526)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the nine months ended September 30, 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and September 30, 2014:

	State and Municipal Securities
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

	(In thousands)
Beginning balance	$32,038	$32,317
Total unrealized gains (losses) included in:
Net income	1	3
Other comprehensive income (loss)	-	(1)
Sales, calls and prepayments	-	-
Transfer to held to maturity	-	(280)
Transfers in and (out) of Level 3	-	-
Balance end of period	$32,039	$32,039

	State and Municipal Securities
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

	(In thousands)
Beginning balance	$24,456	$24,167
Total unrealized gains (losses) included in:
Net income (loss)	-	1
Other comprehensive income (loss)	-	478
Sales, calls and prepayments	-	(190)
Purchase of Level 3 investment	7,920	7,920
Balance end of period	$32,376	$32,376

For the three and nine months ended September 30, 2015 and September 30, 2014, the entire amount of other comprehensive income for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) consisted of changes in unrealized gains and losses on the mark-to-market of securities designated as available for sale. For the three and nine months ended September 30, 2015 and September 30, 2014, the amount included in net income in the above table consisted of the accretion of any discount on the Level 3 securities.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at September 30, 2015 and December 31, 2014:

September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,039	discounted cash flow	discount rate	1.86%-4.75%
Total	$32,039

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,037	discounted cash flow	discount rate	1.75%-4.75%
State and municipal securities	280	matrix pricing	discount rate or yield	N/A*
Total	$32,317

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of September 30, 2015 and December 31, 2014.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of September 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,750	$23,750	$-	$-	$23,750
Securities available for sale	276,353	-	244,314	32,039	276,353
Securities held to maturity	140,928	-	139,529	4,492	144,021
Bank stocks	16,018	n/a	n/a	n/a	n/a
Loans held for sale	8	9	-	-	9
Loans held for investment, net	1,703,253	-	-	1,694,274	1,694,274
Accrued interest receivable	7,034	-	7,034	-	7,034

Financial liabilities:
Deposits	$1,847,329	$-	$1,846,827	$-	$1,846,827
Federal funds purchased and sold under
agreements to repurchase	30,151	-	30,151	-	30,151
Short-term borrowings	56,300	-	56,300	-	56,300
Subordinated debentures	25,774	-	-	18,544	18,544
Long-term borrowings	95,000	-	95,646	-	95,646
Accrued interest payable	464	-	464	-	464
Interest rate swap - cash flow hedge	3,155	-	3,155	-	3,155

		Fair Value Measurements at December 31, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,441	$32,441	$-	$-	$32,441
Securities available for sale	346,146	-	313,829	32,317	346,146
Securities held to maturity	88,514	-	86,551	4,258	90,809
Bank stocks	14,822	n/a	n/a	n/a	n/a
Loans held for investment, net	1,518,944	-	-	1,511,289	1,511,289
Accrued interest receivable	5,934	-	5,934	-	5,934

Financial liabilities:
Deposits	$1,685,324	$-	$1,684,011	$-	$1,684,011
Federal funds purchased and sold under
agreements to repurchase	33,508	-	33,508	-	33,508
Short-term borrowings	140,300	-	140,300	-	140,300
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	20,000	-	20,735	-	20,735
Accrued interest payable	375	-	375	-	375
Interest rate swap - cash flow hedge	1,526	-	1,526	-	1,526

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2015 and December 31, 2014.

	Balance	Fair Value
	Sheet	September 30,	December 31,
	Location	2015	2014

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$3,155	$1,526

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2015, the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The swaps are forward-starting with the first $25,000,000 becoming effective in June 2015 at a fixed rate of 2.46% and maturing in June 2020. The second $25,000,000 swap will become effective in March 2016 at a fixed rate of 3.00% with a maturity date of March 2021.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Management expects that, during the next 12 months approximately $820,000 will be reclassified from AOCI into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three and nine months ended September 30, 2015, the income statement effect of hedge ineffectiveness was immaterial.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and nine months ended September 30, 2015 and September 30, 2014:

	Income	Three Months Ended		Nine Months Ended
Interest Rate Swaps with	Statement	September 30,		September 30,
Hedge Designation	Location	2015	2014	2015	2014

		(In thousands)
Gain or (loss) recognized in OCI on
derivative	Not applicable	$(800)	$92	$(1,097)	$(632)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion)	Interest expense	51	-	51	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of September 30, 2015, had posted $5,168,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

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

Prior to the vesting of stock awards that are subject to a service vesting condition, each grantee generally has the rights of a stockholder with respect to voting the shares of stock represented by the award. The grantee is not entitled to dividend rights with respect to the shares of stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the shares of stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance-based vesting conditions, no other grants have been made under either the Incentive Plan or the 2015 Plan.

Under the provisions of the 2015 Plan and the Incentive Plan grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of September 30, 2015, there were 19,846 and 631,429 outstanding awards under the 2015 Plan and the Incentive Plan respectively, with 915,154 shares remaining available for grant under the 2015 Plan. Although the Incentive Plan expired by its terms on April 4, 2015, awards previously granted under the Incentive Plan will remain outstanding in accordance with their terms. At the time of expiration of the Incentive Plan, 442,272 remaining shares available for grant under the plan became no longer available for issuance under the plan.

Of the 651,275 shares of unvested awards at September 30, 2015, approximately 621,000 shares are expected to vest. At September 30, 2015, there were 313,828 shares of restricted stock outstanding that were subject to a performance condition. Management expects that approximately 296,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through August 2015. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance measures in addition to continued employment. The performance-based shares awarded in 2013, 2014 and 2015 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of September 30, 2015, management expected that approximately 91% of the 2013 performance awards will vest and that all of the performance awards made in 2014 and 2015 will vest (not including expected forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, additional compensation expense could be recorded in future periods or previously recognized expense could be reversed.

A summary of the status of unearned stock awards and the change during the nine months ended September 30, 2015 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2015	620,075	$12.05
Awarded	164,087	14.57
Forfeited	(42,328)	12.66
Vested	(90,559)	10.50
Unearned at September 30, 2015	651,275	$12.86

The Company recognized $2,094,000 and $1,767,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2015 and September 30, 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $796,000 and $672,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. At September 30, 2015, compensation cost of $4,589,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.8 years. The fair value of awards that vested in the nine months ended September 30, 2015 was approximately $1,347,000.

(11)   Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements. The ratios as of September 30, 2015 were calculated in accordance with the requirements of Basel III, which became effective January 1, 2015:

	Ratio at September 30, 2015	Ratio at December 31, 2014	Minimum Capital Requirement at September 30, 2015	Minimum Requirement for "Well-Capitalized" Institution at September 30, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	11.05%	N/A	4.50%	N/A
Guaranty Bank and Trust Company	11.94%	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.23%	12.60%	6.00%	N/A
Guaranty Bank and Trust Company	11.94%	12.33%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.39%	13.85%	8.00%	N/A
Guaranty Bank and Trust Company	13.10%	13.58%	8.00%	10.00%

Leverage Ratio
Consolidated	10.75%	11.10%	4.00%	N/A
Guaranty Bank and Trust Company	10.50%	10.86%	4.00%	5.00%

(12)  Legal Contingencies

The Company and the Bank are defendants, from time-to-time, in legal actions at various points of the legal process, arising from transactions conducted in the ordinary course of business. Management believes, after consultation with legal counsel, that it is not probable that the outcome of current legal actions will result in a liability that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

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
•

The timing, impact and other uncertainties of any future acquisitions, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations and the ability to grow in existing markets and to enter new markets successfully and capitalize on growth opportunities.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. Our line of banking products and services includes accepting demand and time deposits and originating commercial loans, commercial and residential real estate loans,  SBA loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest received on loans (net of loan origination costs and fees) and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, and trust and investment management accounts. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

In addition to building growth organically through our existing branches, we seek opportunities to acquire small to medium-sized banks, specialty finance companies or wealth management companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to our existing footprint, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances, we may seek to acquire financial institutions that are located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

We are subject to competition from other financial institutions, non-financial companies and other competitors, and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the Colorado real estate market. In addition, the fiscal, monetary and regulatory policies of the federal government, and regulatory authorities that govern financial institutions and market interest rates impact our financial condition, results of operations and cash flows.

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			Favorable			Favorable
	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$20,863	$19,529	$1,334	$60,876	$56,136	$4,740
Interest expense	1,457	1,720	263	3,753	5,003	1,250
Net interest income	19,406	17,809	1,597	57,123	51,133	5,990
Provision (credit) for
loan losses	14	(3)	(17)	104	15	(89)
Net interest income after
provision for loan losses	19,392	17,812	1,580	57,019	51,118	5,901
Noninterest income	4,399	4,338	61	12,918	11,833	1,085
Noninterest expense	14,866	15,159	293	45,092	44,712	(380)
Income before income taxes	8,925	6,991	1,934	24,845	18,239	6,606
Income tax expense	2,923	2,320	(603)	8,282	5,942	(2,340)
Net income	$6,002	$4,671	$1,331	$16,563	$12,297	$4,266

Common Share Data:

Basic earnings per common
share	$0.28	$0.22	$0.06	$0.79	$0.59	$0.20
Diluted earnings per common
share	$0.28	$0.22	$0.06	$0.78	$0.58	$0.20
Average common shares
outstanding	21,076,380	20,966,179	110,201	21,061,445	20,954,046	107,399
Diluted average common
shares outstanding	21,224,989	21,089,221	135,768	21,215,435	21,070,895	144,540
Average equity to average
assets	9.55%	9.98%	(4.3)%	9.74%	10.04%	(3.0)%
Return on average equity	10.99%	9.09%	20.9%	10.37%	8.27%	25.4%
Return on average assets	1.05%	0.91%	15.4%	1.01%	0.83%	21.7%
Dividend payout ratio	35.12%	22.44%	56.5%	38.16%	25.56%	49.3%

	September 30,	September 30,	Percent
	2015	2014	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.39%	14.25%	(6.0)%
Leverage ratio	10.75%	11.18%	(3.8)%
Loans(1), net of deferred costs and fees
to deposits	93.44%	89.15%	4.8%
Allowance for loan losses to
loans(1), net of deferred costs and fees	1.33%	1.51%	(11.9)%
Allowance for loan losses to
nonperforming loans	157.73%	168.84%	(6.6)%
Classified assets to allowance
and Tier 1 capital (2)	13.51%	13.39%	0.9%
Noninterest bearing deposits to
total deposits	37.02%	37.15%	(0.3)%
Time deposits to total deposits	13.25%	11.61%	14.1%

(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Third quarter 2015 net income increased $1.3 million to $6.0 million as compared to $4.7 million for the same quarter in 2014. The $1.3 million increase in net income was primarily the result of a $1.3 million increase in interest income, a $0.3 million decrease in interest expense and a $0.3 million decrease in noninterest expense, partially offset by a $0.6 million increase in income taxes, resulting from increased pretax income. The $1.3 million increase in interest income was primarily due to a $240.2 million increase in average loans for the quarter ended September 30, 2015 as compared to the same quarter in 2014. The $0.3 million decrease in interest expense during the third quarter 2015, as compared to the same quarter in 2014, was primarily driven by the prepayment of $90.0 million of high-cost Federal Home Loan Bank (FHLB) term advances during the fourth quarter 2014. The $0.3 million decrease in noninterest expense in the third quarter 2015, as compared to the third quarter 2014, was mostly due to a decrease in other real estate owned (OREO) expenses and a decrease in intangible asset amortization expense.

For the nine months ended September 30, 2015, net income was $16.6 million as compared to $12.3 million for the same period in 2014. The $4.3 million increase in net income during the nine months ended September 30, 2015 was primarily the result of a $4.7 million increase in interest income, a $1.3 million decrease in interest expense, and a $1.1 million increase in noninterest income. These increases were partially offset by a $0.4 million increase in noninterest expense and a $2.3 million increase in income tax expense. The $4.7 million increase in interest income was the result of a $219.2 million increase in average loans for the nine months ended September 30, 2015 as compared to the same period in 2014. The $1.3 million decrease in interest expense was primarily related to the prepayment of $90.0 million in FHLB term advances as described above. The $1.1 million increase in noninterest income was mostly due to a $0.8 million increase in investment management and trust income, a $0.4 million increase in BOLI income and a $0.3 million increase in gains on sales of SBA loans during the nine months ended September 30, 2015 as compared to the same period in 2014. These increases in noninterest income were partially offset by decreases in other noninterest income related to customer interest rate swap income during the nine months ended September 30, 2015 as compared to the same period in 2014. The $0.4 million increase in noninterest expense was mostly due to increases in salary and benefit expense related to the creation of new positions within the Company during the nine months ended September 30, 2015 as compared to the same period in 2014. The $2.3 million increase in income tax expense during the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily attributable to the increase in pre-tax income.

Net Interest Income and Net Interest Margin

Net interest income represents the difference between interest earned on assets and interest paid on liabilities. The interest rate spread is the difference between the yield on our interest-bearing assets and liabilities.

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended September 30, 2015 and the prior four quarters:

Table 2

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(Dollars in thousands)
Net interest income	$19,406	$18,940	$18,777	$17,680	$17,809
Interest rate spread	3.45%	3.54%	3.72%	3.40%	3.47%
Net interest margin	3.59%	3.67%	3.84%	3.61%	3.67%
Net interest margin, fully tax
equivalent	3.67%	3.75%	3.93%	3.69%	3.75%
Average cost of interest-bearing
liabilities (including
noninterest-bearing deposits)	0.28%	0.25%	0.23%	0.37%	0.37%
Average cost of deposits
(including noninterest-
bearing deposits)	0.19%	0.18%	0.16%	0.16%	0.16%

Net interest income increased by $1.6 million to $19.4 million in the third quarter 2015, as compared to the third quarter 2014, and increased $0.5 million as compared to the second quarter 2015. The $1.6 million increase in net interest income in the third quarter 2015, as compared to the third quarter 2014, was due to a $1.3 million increase in interest income, mostly due to a $240.2 million growth in average loan balances and a $0.3 million decrease in interest expense, mostly due to the prepayment of FHLB term advances during the fourth quarter 2014. The $0.5 million increase in net interest income in the third quarter 2015, as compared to the second quarter 2015, was due to a $0.7 million increase in interest income, partially offset by a $0.2 million increase in interest expense.

The increase in interest income during the third quarter 2015, as compared to the second quarter 2015, was due to an $84.8 million increase in average loan balances, partially offset by lower loan yields. The increase in interest expense during the third quarter 2015, as compared to second quarter 2015, was due to a $63.4 million increase in average interest-bearing liabilities required to fund loan growth in addition to a slight increase in the cost of interest-bearing liabilities.

During the third quarter 2015, net interest margin decreased eight basis points to 3.59%, as compared to the second quarter 2015 and the third quarter 2014. The decrease in the net interest margin during the third quarter 2015, as compared to the second quarter 2015, was primarily the result of compression of average loan yields combined with the increase in the cost of interest-bearing liabilities.

The following table summarizes the Company’s net interest income and related spread and margin for the nine months ended September 30, 2015 and September 30, 2014:

Table 3

	Nine Months Ended
	September 30,	September 30,
	2015	2014
	(Dollars in thousands)
Net interest income	$57,123	$51,133
Interest rate spread	3.56%	3.47%
Net interest margin	3.70%	3.67%
Net interest margin, fully tax
equivalent	3.78%	3.76%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.26%	0.38%
Average cost of deposits
(including noninterest-bearing
deposits)	0.18%	0.15%

For the nine months ended September 30, 2015, net interest income increased $6.0 million, or 11.7%, as compared to the same period in 2014. This increase was comprised of a $4.7 million increase in interest income and a $1.3 million decrease in interest expense.

The increase in interest income for the nine months ended September 30, 2015, as compared to the same period in 2014 was driven by a $219.2 million increase in average loan balances. The decline in interest expense during the first nine months of 2015, as compared to the same period in 2014, was primarily due to the prepayment of $90.0 million in FHLB term advances in the fourth quarter 2014. During the nine months ended September 30, 2015, net interest margin increased three basis points to 3.70%, as compared to 3.67% for the same period in 2014, primarily as a result of the prepayment of certain FHLB term advances, as described above.

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

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,703,218	$17,829	4.15%	$1,463,042	$16,336	4.43%
Investment securities (1)
Taxable	328,834	2,064	2.49%	363,607	2,287	2.50%
Tax-exempt	89,758	719	3.18%	82,895	691	3.31%
Bank Stocks (4)	18,051	249	5.47%	16,101	214	5.27%
Other earning assets	1,946	2	0.41%	1,829	1	0.22%
Total interest-earning assets	2,141,807	20,863	3.86%	1,927,474	19,529	4.02%
Non-earning assets:
Cash and due from banks	25,594			25,689
Other assets	101,202			90,593
Total assets	$2,268,603			$2,043,756

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$406,413	$110	0.11%	$362,196	$93	0.10%
Money market	367,783	217	0.23%	354,265	200	0.22%
Savings	143,553	40	0.11%	124,885	34	0.11%
Time certificates of deposit	242,080	499	0.82%	191,748	320	0.66%
Total interest-bearing deposits	1,159,829	866	0.30%	1,033,094	647	0.25%
Borrowings:
Repurchase agreements	22,025	11	0.20%	22,017	9	0.16%
Federal funds purchased (5)	14	-	0.77%	2	-	0.81%
Subordinated debentures	25,774	205	3.16%	25,774	202	3.11%
Borrowings	194,517	375	0.76%	153,786	862	2.22%
Total interest-bearing liabilities	1,402,159	1,457	0.41%	1,234,673	1,720	0.55%
Noninterest bearing liabilities:
Demand deposits	637,184			595,041
Other liabilities	12,518			10,131
Total liabilities	2,051,861			1,839,845
Stockholders' Equity	216,742			203,911
Total liabilities and stockholders' equity	$2,268,603			$2,043,756

Net interest income		$19,406			$17,809
Net interest margin			3.59%			3.67%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.67% and 3.75% for the three months ended September 30, 2015 and September 30, 2014, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.2 million and $0.4 million for the three months ended September 30, 2015 and September 30, 2014, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the third quarter 2015 and the third quarter 2014 rounded to zero.

Table 4 (Continued)

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,617,724	$51,749	4.28%	$1,398,501	$46,508	4.45%
Investment securities (1)
Taxable	339,330	6,265	2.47%	367,356	6,995	2.55%
Tax-exempt	88,425	2,133	3.23%	77,948	2,007	3.44%
Bank Stocks (4)	17,023	724	5.69%	16,591	622	5.01%
Other earning assets	2,085	5	0.32%	1,973	4	0.27%
Total interest-earning assets	2,064,587	60,876	3.94%	1,862,369	56,136	4.03%
Non-earning assets:
Cash and due from banks	25,690			24,801
Other assets	102,671			92,212
Total assets	$2,192,948			$1,979,382

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$368,334	$284	0.10%	$341,096	$253	0.10%
Money market	369,502	641	0.23%	337,956	592	0.23%
Savings	141,328	116	0.11%	120,355	99	0.11%
Time certificates of deposit	214,649	1,243	0.77%	185,233	853	0.62%
Total interest-bearing deposits	1,093,813	2,284	0.28%	984,640	1,797	0.24%
Borrowings:
Repurchase agreements	22,868	31	0.18%	23,029	27	0.16%
Federal funds purchased (5)	19	-	0.80%	2	-	0.76%
Subordinated debentures	25,774	606	3.14%	25,774	599	3.11%
Borrowings	184,405	832	0.60%	169,931	2,580	2.03%
Total interest-bearing liabilities	1,326,879	3,753	0.38%	1,203,376	5,003	0.56%
Noninterest bearing liabilities:
Demand deposits	639,694			568,188
Other liabilities	12,885			9,075
Total liabilities	1,979,458			1,780,639
Stockholders' Equity	213,490			198,743
Total liabilities and stockholders' equity	$2,192,948			$1,979,382

Net interest income		$57,123			$51,133
Net interest margin			3.70%			3.67%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.78% and 3.76% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $1.2 million and $0.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the nine months ended September 30, 2015 and September 30, 2014 rounded to zero.

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

Table 5

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$1,493	$(918)	$2,411	$5,241	$(1,683)	$6,924
Investment Securities
Taxable	(223)	(5)	(218)	(730)	(196)	(534)
Tax-exempt	28	(25)	53	126	(112)	238
Bank Stocks	35	8	27	102	85	17
Other earning assets	1	1	-	1	1	-
Total interest income	1,334	(939)	2,273	4,740	(1,905)	6,645

Interest expense:
Deposits:
Interest-bearing demand
and NOW	17	5	12	31	10	21
Money market	17	9	8	49	(6)	55
Savings	6	1	5	17	-	17
Time certificates of deposit	179	85	94	390	241	149
Repurchase agreements	2	2	-	4	4	-
Subordinated debentures	3	3	-	7	7	-
Borrowings	(487)	(715)	228	(1,748)	(1,968)	220
Total interest expense	(263)	(610)	347	(1,250)	(1,712)	462
Net interest income	$1,597	$(329)	$1,926	$5,990	$(193)	$6,183

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

In the third quarter 2015, we recorded an immaterial provision for loan losses as compared to a $0.1 million provision recognized in the second quarter 2015 and an immaterial credit provision for loan losses in the third quarter 2014. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2015.

Net recoveries in the third quarter 2015 were approximately $26,000 as compared to net recoveries of $0.2 million in the second quarter 2015 and net recoveries of $0.2 million in the third quarter 2014.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,309	$2,338	$2,035	$2,358	$2,290
Investment management and trust	1,292	1,338	1,334	1,231	1,279
Increase in cash surrender value of
life insurance	447	461	408	418	291
Gain on sale of securities	-	-	-	-	3
Gain on sale of SBA loans	232	169	280	447	186
Other	119	98	58	408	289
Total noninterest income	$4,399	$4,404	$4,115	$4,862	$4,338

Third quarter 2015 noninterest income of $4.4 million was consistent with the second quarter 2015 and increased $0.1 million as compared to the third quarter 2014.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(In thousands)
Noninterest income:
Deposit service and other fees	$6,682	$6,708
Investment management and trust	3,964	3,149
Increase in cash surrender value of life insurance	1,316	877
Gain on sale of securities	-	28
Gain on sale of SBA loans	681	351
Other	275	720
Total noninterest income	$12,918	$11,833

For the nine months ended September 30, 2015, noninterest income increased $1.1 million to $12.9 million as compared to $11.8 million for the same period in 2014. The increase in noninterest income was due to a $0.8 million increase in investment management and trust income, a $0.4 million increase in BOLI income and a $0.3 million increase in gains on sale of SBA loans. The increase in BOLI income was due to the purchase of additional BOLI subsequent to September 30, 2014. The increases in noninterest income were partially offset by decreases in other noninterest income related to customer interest rate swap income for the nine months ended September 30, 2015 as compared to the same period in the prior year.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,318	$7,999	$8,604	$8,434	$8,135
Occupancy expense	1,487	1,630	1,697	1,544	1,583
Furniture and equipment	740	736	730	698	693
Amortization of intangible assets	495	496	495	654	670
Other real estate owned, net	(31)	54	41	142	147
Insurance and assessment	604	626	565	576	594
Professional fees	838	853	829	927	890
Prepayment penalty on debt
extinguishment	-	-	-	5,459	-
Impairment of long-lived assets	-	122	-	76	-
Other general and administrative	2,415	2,440	2,309	2,524	2,447
Total noninterest expense	$14,866	$14,956	$15,270	$21,034	$15,159

Noninterest expense decreased $0.1 million to $14.9 million in the third quarter 2015, as compared to $15.0 million in the second quarter 2015, and decreased $0.3 million as compared to the third quarter 2014.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$24,921	$24,332
Occupancy expense	4,814	4,764
Furniture and equipment	2,206	2,061
Amortization of intangible assets	1,486	1,852
Other real estate owned, net	64	225
Insurance and assessment	1,795	1,779
Professional fees	2,520	2,593
Impairment of long-lived assets	122	110
Other general and administrative	7,164	6,996
Total noninterest expense	$45,092	$44,712

For the nine months ended September 30, 2015, noninterest expense increased by $0.4 million to $45.1 million as compared to $44.7 million for the same period in 2014. The increase in noninterest expense was comprised of a $0.6 million increase in salaries and employee benefits, partially offset by a $0.4 million decrease in amortization of intangible assets. The increase in salaries and employee benefits during the first nine months of 2015, as compared to the same period in the prior year, was due to a $0.3 million increase in salaries, a $0.4 million increase in incentives and a $0.3 million increase in equity compensation expense, partially offset by a $0.5 million decline in expense related to our self-funded medial insurance plan. These increases in salaries and incentive expense were mostly the result of new positions within our wealth management, healthcare lending, equipment finance lending and compliance groups. Although we added new positions within these groups, we maintained a stable level of average FTE employees during each period. Equity compensation expense increased in the first nine months of 2015, as compared to the same period in 2014, due to a change in the projected forfeiture rate in the fourth quarter 2014 as well as an increase in the average number of restricted shares outstanding.

Income Taxes

Income tax expense was $8.3 million for the first nine months of 2015 as compared to $5.9 million for the first nine months of 2014. The increase in taxes for the first nine months of 2015 was primarily a result of the increase in pre-tax income as well as an increase in our effective tax rate to 33.3% from approximately 32.6% for the same period in 2014. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of total taxable and tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(In thousands)
Cash and cash equivalents	$23,750	$55,169	$31,649	$32,441	$46,617
Total investments	433,299	442,794	452,271	449,482	456,118
Total loans	1,726,151	1,668,658	1,555,154	1,541,434	1,482,268
Total assets	2,285,630	2,269,536	2,145,452	2,124,778	2,077,939
Earning assets	2,161,139	2,140,552	2,010,489	1,992,199	1,960,404
Deposits	1,847,329	1,741,999	1,721,881	1,685,324	1,662,598

At September 30, 2015, total assets were $2.3 billion, reflecting a $160.9 million increase as compared to December 31, 2014, and a $207.7 million increase as compared to September 30, 2014. The increase in total assets during the nine months ended September 30, 2015 includes a $184.7 million increase in net loans, a $16.2 million decrease in investments and an $8.7 million decrease in cash. The growth in total assets for the first nine months of 2015 was funded by $162.0 million in deposit growth.

As compared to September 30, 2014, the increase in total assets of $207.7 million was primarily due to a $243.9 million increase in net loans and a $16.4 million increase in BOLI, funded by a $184.7 million increase in deposits, a $22.9 million decrease in cash and a $22.8 million decrease in investments.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 11

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(In thousands)
Commercial and residential real estate	$1,196,209	$1,146,508	$1,055,219	$1,049,315	$1,001,174
Construction	92,473	85,516	72,505	66,634	89,787
Commercial	336,414	333,860	326,679	324,057	286,545
Consumer	63,517	61,870	60,008	60,155	60,492
Other	37,412	40,654	40,177	41,652	44,866
Total gross loans	1,726,025	1,668,408	1,554,588	1,541,813	1,482,864
Deferred costs and (fees)	118	(173)	(134)	(379)	(596)
Loans, held for investment, net of
deferred costs and fees	1,726,143	1,668,235	1,554,454	1,541,434	1,482,268
Less allowance for loan losses	(22,890)	(22,850)	(22,500)	(22,490)	(22,350)
Net loans, held for investment	$1,703,253	$1,645,385	$1,531,954	$1,518,944	$1,459,918

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(In thousands)
Beginning balance	$1,668,658	$1,555,154	$1,541,434	$1,482,268	$1,438,089
New credit extended	149,502	169,687	95,738	106,718	93,215
Net existing credit advanced	60,784	83,792	57,900	71,815	78,829
Net pay-downs and maturities	(152,279)	(138,770)	(141,983)	(119,854)	(127,633)
Charge-offs and other	(514)	(1,205)	2,065	487	(232)
Loans, net of deferred costs and fees	$1,726,151	$1,668,658	$1,555,154	$1,541,434	$1,482,268

Net change - loans outstanding	$57,493	$113,504	$13,720	$59,166	$44,179

During the third quarter 2015, loans net of unearned fees grew $57.5 million, comprised of a $49.7 million increase in commercial and residential real estate loans, a $7.0 million increase in construction loans and a $2.6 million increase in commercial loans. Third quarter 2015 net loan growth consisted of $210.3 million in new loans and net existing credit advanced, partially offset by $152.3 million in net loan pay-downs and maturities. In addition to contractual loan principal payments and maturities, the third quarter 2015 included $19.0 million in pay-offs due to our strategic decision to not match more aggressive financing terms offered by competitors, $9.3 million in pay-downs of energy-related loans, $21.2 million in early pay-offs related to the sale of the borrower’s assets and $23.5 million in pay-downs related to revolving line of credit fluctuations.

As compared to September 30, 2014, loans net of unearned fees increased by $243.9 million, or 16.5%. The net loan growth was primarily comprised of a $195.0 million increase in commercial and residential real estate loans, including a $44.8 million increase in 1-4 family residential loans and a $49.9 million increase in commercial loans. At September 30, 2015, our commercial and residential real estate portfolio included $302.9 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 39.7% at September 30, 2015 as compared to 41.0% at both December 31, 2014 and September 30, 2014.

During the third quarter 2015, we continued to proactively reduce our direct exposure to the energy industry, realizing reductions of 26.5% or $16.6 million in commitments and 29.2% or $9.3 million in outstanding loan balances. As compared to December 31, 2014, our direct exposure to the energy industry has declined by 46.0%, or $39.2 million, in commitments and by 44.1%, or $24.2 million, in outstanding loan balances. Our current energy portfolio consists of eight relationships totaling $22.5 million, in outstanding loan balances, which is less than 2.0% of our total loan portfolio. At September 30, 2015, the energy portfolio was comprised primarily of exploration and production loans, with relatively equal exposure to oil and natural gas.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 53% of capital at September 30, 2015, as compared to 49% at December 31, 2014 and 57% at September 30, 2014. For the Bank, total commercial real estate loans represented 351% of capital at September 30, 2015, as compared to 324% at December 31, 2014 and 322% at September 30, 2014. Further, the Bank’s commercial real estate loan portfolio increased 51.8% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At September 30, 2015, we did not have any significant concentrations in any particular industry.

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

Table 13

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
	(Dollars in thousands)

Nonaccrual loans and leases	$3,734	$2,004	$1,876	$941	$1,137
Nonperforming troubled debt
restructurings	10,778	11,188	11,390	11,676	12,100
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$14,512	$13,192	$13,266	$12,617	$13,237

Other real estate owned and foreclosed
assets	1,371	1,503	2,175	2,175	3,526
Total nonperforming assets	$15,883	$14,695	$15,441	$14,792	$16,763

Total classified assets	$31,208	$31,762	$28,637	$27,271	$32,578

Nonperforming loans	$14,512	$13,192	$13,266	$12,617	$13,237
Performing troubled debt restructurings	12,131	12,118	14,056	14,227	17,634
Allocated allowance for loan losses	(277)	(277)	(298)	(227)	(70)
Net carrying amount of impaired loans	$26,366	$25,033	$27,024	$26,617	$30,801

Accruing loans past due 30-89 days (1)	$3,461	$1,487	$8,368	$1,381	$458

Allowance for loan losses	$22,890	$22,850	$22,500	$22,490	$22,350

For the Three Months Ended:

Loans charged-off	$(75)	$(48)	$(49)	$(73)	$(80)
Recoveries	101	285	82	214	278
Net recoveries	$26	$237	$33	$141	$198

Provision (credit) for loan losses	$14	$113	$(23)	$(1)	$(3)

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (2)	1.33%	1.37%	1.45%	1.46%	1.51%
Allowance for loan losses to
nonperforming loans	157.73%	173.21%	169.61%	178.25%	168.84%
Annualized net charge-offs to average
loans	(0.01)%	(0.06)%	(0.01)%	(0.04)%	(0.05)%
Nonperforming assets to total assets	0.69%	0.65%	0.72%	0.70%	0.81%
Nonperforming loans to loans, net
of deferred costs and fees (2)	0.84%	0.79%	0.85%	0.82%	0.89%
Loans 30-89 days past due to loans, net
of deferred costs and fees (2)	0.20%	0.09%	0.54%	0.09%	0.03%
Texas ratio (3)	6.09%	5.80%	6.07%	6.01%	6.89%
Classified asset ratio (4)	13.51%	13.87%	11.26%	11.08%	13.39%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Loans, net of deferred costs and fees, exclude loans held for sale.
(3) Texas ratio defined as total NPAs divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(4) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

During the third quarter 2015, nonperforming loans increased $1.9 million, as compared to December 31, 2014, and increased $1.3 million, as compared to September 30, 2014. Nonperforming loans at September 30, 2015 include one out-of-state loan participation with a balance of $9.5 million. As of September 30, 2015, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries in the third quarter 2015 were approximately $26,000, as compared to $0.2 million in net recoveries in the second quarter 2015, and $0.2 million in net recoveries in the third quarter 2014.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $15.3 million at September 30, 2015, as compared to $12.5 million at December 31, 2014 and $15.8 million at September 30, 2014. The increase in accruing, adversely classified loans during the first nine months of 2015 was attributable to the downgrade of a $3.9 million syndicated national credit in our energy portfolio.

At September 30, 2015, classified assets represented 13.5% of bank level capital and allowance for loan losses, as compared to 13.9% as of June 30, 2015 and 11.1% at December 31, 2014. The increase in this ratio during the first nine months of 2015 was mostly the result of the downgrade of the $3.9 million energy loan discussed above, for which we also maintained a $3.1 million unfunded commitment as of September 30, 2015.

In addition to adversely classified loans, we have loans that are considered to be “special mention” and “pass-watch” loans. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and considers potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of our allowance for loan losses for trends in the volume and severity of adversely classified and “pass-watch” list loans, which encompasses any loans with a classification of “pass-watch” or worse.

Other Real Estate Owned (OREO) was $1.4 million at September 30, 2015, as compared to $2.2 million at December 31, 2014 and $3.5 million at September 30, 2014. The balance of OREO at September 30, 2015 was comprised of three separate properties and was entirely attributable to land. The balance of OREO at September 30, 2014 was comprised of 10 separate properties, of which $2.7 million was land and $0.8 million was commercial real estate.

As of September 30, 2015, we had $22.9 million of loans with terms that were modified in troubled debt restructurings (TDRs) with a total allocated allowance for loan loss of $0.3 million. As of December 31, 2014, we had $25.9 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.2 million. At September 30, 2015, we had $1.0 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$12,131	$12,118	$14,056	$14,227	$17,634
Allocated allowance for loan losses
on performing TDRs	(257)	(255)	(266)	(186)	(24)
Net investment in performing TDRs	$11,874	$11,863	$13,790	$14,041	$17,610

Nonperforming TDRs	$10,778	$11,188	$11,390	$11,676	$12,100
Allocated allowance for loan losses
on nonperforming TDRs	(2)	(9)	(15)	(22)	(24)
Net investment in nonperforming TDRs	$10,776	$11,179	$11,375	$11,654	$12,076

The following provides a rollforward of TDRs for the nine month periods ended September 30, 2015 and September 30, 2014:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(1,030)	(1,280)	(2,310)
Charge-offs, net	-	(66)	(66)
New modifications	12,497	10,281	22,778
Transfers	(60)	60	-
Balance at September 30, 2014	$17,634	$12,100	$29,734

Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(2,246)	(890)	(3,136)
Charge-offs, net	-	(8)	(8)
New modifications	150	-	150
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at September 30, 2015	$12,131	$10,778	$22,909

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience and other significant factors affecting loan portfolio collectability, including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements.

The ratio of allowance for loan losses to total loans was 1.33% at September 30, 2015, as compared to 1.46% at December 31, 2014 and 1.51% at September 30, 2014.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses incurred on all other loans.

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

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle, adjusted for qualitative factors affecting loan portfolio collectability as described above. We also look at risk ratings of loans and compute a qualitative adjustment in consideration of credit quality during the historical loss period. We also consider other qualitative factors that may warrant adjustment of the computed historical loss rate, including loan growth, loan concentrations, economic considerations and organizational factors.

During the third quarter 2015, we recorded an immaterial provision for loan losses compared to a $0.1 million provision for loan losses in the second quarter 2015 and an immaterial credit provision for loan losses in the third quarter 2014. Management considered net recoveries, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2015. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.3 million of the $22.9 million allowance for loan losses at September 30, 2015 relates to loans with specific reserves. At December 31, 2014, approximately $0.2 million of the $22.5 million allowance for loan losses related to loans with specific reserves.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.31% at September 30, 2015, as compared to 1.44% at December 31, 2014 and 1.50% at September 30, 2014.  The decrease in the general reserve as a percentage of loans between September  30, 2014 and September 30, 2015 was primarily a result of reductions in our historical loss rate over that time period.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Nine Months Ended September 30,
	2015	2014

	(In thousands)
Balance, beginning of period	$22,490	$21,005
Loan charge-offs:
Commercial and residential real estate	(14)	(20)
Construction	(7)	-
Commercial	(1)	(351)
Consumer	(9)	(26)
Other	(141)	(153)
Total loan charge-offs	(172)	(550)

Loan recoveries:
Commercial and residential real estate	119	1,286
Construction	19	334
Commercial	146	52
Consumer	21	24
Other	163	184
Total loan recoveries	468	1,880
Net loan recoveries	296	1,330
Provision for loan losses	104	15
Balance, end of period	$22,890	$22,350

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

	September 30,	December 31,	Increase	Percent
	2015	2014	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$34,691	$49,399	$(14,708)	(29.8)%
Mortgage-backed - agency / residential	148,047	201,902	(53,855)	(26.7)%
Mortgage-backed - private / residential	280	412	(132)	(32.0)%
Asset-backed	-	8,708	(8,708)	(100.0)%
Trust preferred	17,900	18,075	(175)	(1.0)%
Corporate	67,022	64,717	2,305	3.6%
Collateralized loan obligations	8,413	2,933	5,480	186.8%
Total securities available for sale	$276,353	$346,146	$(69,793)	(20.2)%

Securities held to maturity:
State and municipal	54,974	35,223	19,751	56.1%
Mortgage-backed - agency / residential	65,860	40,531	25,329	62.5%
Asset-backed	20,094	12,760	7,334	57.5%
Total securities held to maturity	$140,928	$88,514	$52,414	59.2%

The carrying value of our available for sale investment securities at September 30, 2015 was $276.4 million as compared to the December 31, 2014 carrying value of $346.1 million. The decrease in available for sale securities from December 31, 2014 was primarily a result of the reclassification of approximately $49.1 million in available for sale mortgage-backed securities, asset-backed securities and municipal bonds to the held to maturity category in the first quarter 2015, as well as pay-downs and maturities. The related unrealized pre-tax losses of approximately $0.8 million remained in accumulated other comprehensive income (loss) and is being amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of reclassification. The securities transferred were selected based on a combination of factors, such as current market price and average life, in an effort to mitigate mark-to-market risk and its impact on tangible common equity.

The carrying value of our held to maturity securities at September 30, 2015 was $140.9 million as compared to $88.5 million at December 31, 2014. The increase in held to maturity securities, as compared to December 31, 2014, was primarily a result of the reclassification in the first quarter 2015, as outlined above.

At September 30, 2015 and December 31, 2014, our investment securities portfolio had an average effective duration of approximately 5.1 years and 5.4 years, respectively.

The fair values of our securities are determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information. The evaluated pricing models apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. Standard inputs into these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

Five municipal bond issuances were priced using significant unobservable inputs as of September 30, 2015. The largest of these is a revenue bond issued by the Colorado Health Facilities Authority with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of September 30, 2015 was approximately equal to its par value.

At September 30, 2015, there were 79 individual securities in an unrealized loss position, consisting of 47 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 32 securities in an unrealized loss position, and determined that the decline in value since their purchase date was primarily attributable to fluctuations in market interest rates. The decrease in the number of securities in an unrealized loss position in excess of 12 months, from 75 securities at December 31, 2014 to the 47 securities at September 30, 2015, was primarily attributable to the timing of interest rate fluctuations. At September 30, 2015, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At September 30, 2015 and December 31, 2014, we held $16.0 million and $14.8 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	September 30, 2015		At December 31, 2014
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$683,797	37.02%	$654,051	38.81%
Interest-bearing demand and NOW	405,092	21.92%	326,748	19.39%
Money market	369,023	19.98%	374,063	22.20%
Savings	144,602	7.83%	138,588	8.22%
Time	244,815	13.25%	191,874	11.38%
Total deposits	$1,847,329	100.00%	$1,685,324	100.00%

Total deposits increased $162.0 million at September 30, 2015 as compared to December 31, 2014. The increase in deposits over the last nine months was due to a $109.1 million increase in non-maturing deposits and a $52.9 million increase in time deposits. The increase in non-maturing deposits in the first nine months of 2015 was the result of continued success of our business and retail strategic deposit gathering campaign and seasonal fluctuations in the account balances of several large depositors. The increase in time deposits was related to our in-market retail time deposit campaign and the issuance of brokered time deposits to fund our loan growth and diversify our wholesale funding. Because of the current low interest-rate environment, and because of the span of time since the last period of increasing interest rates, we are uncertain what impact, if any, that rising interest rates would have on our deposit base.

Noninterest-bearing deposits as a percentage of total deposits decreased to approximately 37.0% at September 30, 2015, as compared to 38.8% at December 31, 2014. Noninterest-bearing deposits help reduce overall deposit funding costs; however, due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 13.3% of total deposits at September 30, 2015. The majority of the time deposit balance represented deposits of local customers, with $68.4 million representing brokered deposits, as compared to $38.2 million at December 31, 2014. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

As of September 30, 2015, securities sold under agreement to repurchase decreased by $3.4 million to $30.2 million from December 31, 2014 due to normal business fluctuations.

Borrowings and Subordinated Debentures

At September 30, 2015, our FHLB borrowings were $151.3 million as compared to $160.3 million at December 31, 2014 and $150.4 million at September 30, 2014. At September 30,  2015 borrowings consisted of

$95.0 million in term notes and $56.3 million in line of credit advances. At December 31, 2014, our FHLB borrowings consisted of $20.0 million in term notes and $140.3 million in line of credit advances. The total FHLB commitment, including balances outstanding, at September 30, 2015 and December 31, 2014 was $423.7 million and $385.6 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $272.4 million at September 30, 2015, which can be utilized for term and or line of credit advances.

The FHLB term borrowings at September 30, 2015 consisted of two fixed-rate term notes and one variable-rate term note. A $20.0 million term advance matures on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. A $50.0 million term advance with an interest rate of 0.58% matures on June 24, 2016. A $25.0 million term advance with a current interest rate of 0.42% matures on August 5, 2016. The rate on the variable rate term note resets quarterly and the next interest reset date is November 7, 2015. The interest rate on the line of credit is variable and was 0.29% at September 30, 2015.

At September 30, 2015, we had a $25.8 million aggregate principal balance of junior subordinated debentures outstanding with a weighted average cost of 3.12%. The subordinated debentures are issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The subordinated debentures were issued to trusts established by us, which in turn issued $25.0 million of trust preferred securities. Generally, and with certain limitations, we are permitted to call the debentures subsequent to the first five or ten years after issuance, as applicable, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the debentures or the preferred securities. The Guaranty Capital Trust III issuance of $10.3 million has a variable rate of LIBOR plus 3.10% and has been callable without penalty each quarter since July 7, 2008. The CenBank Trust III issuance of $15.5 million has a variable rate of LIBOR plus 2.65% and has been callable without penalty each quarter since April 15, 2009. We did not call any of these debentures on the latest call date, but will continue to evaluate whether to call these debentures each quarter. Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At September 30, 2015, the interest payments with respect to our two subordinated debentures were current.

Under the Dodd-Frank Act and the joint rule from the Federal Reserve Board, the OCC and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, we expect our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

Capital Resources

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, risk-based regulatory capital standards generally require banks and bank holding companies, in order to be considered “adequately capitalized”, to maintain a ratio of “Common Equity Tier 1” capital to risk-weighted assets of at least 4.5%, a ratio of “Tier 1” capital to risk-weighted assets of at least 6.0%, a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.0%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 150% for certain loans, and adding the products together.

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2015, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements. The ratios as of September 30, 2015 were calculated in accordance with the requirements of Basel III, which became effective January 1, 2015:

Table 19

	Ratio at September 30, 2015	Ratio at December 31, 2014	Ratio at September 30, 2014	Minimum Capital Requirement at September 30, 2015	Minimum Requirement for "Well-Capitalized" Institution at September 30, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	11.05%	N/A	N/A	4.50%	N/A
Guaranty Bank and Trust Company	11.94%	N/A	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.23%	12.60%	12.99%	6.00%	N/A
Guaranty Bank and Trust Company	11.94%	12.33%	12.62%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.39%	13.85%	14.25%	8.00%	N/A
Guaranty Bank and Trust Company	13.10%	13.58%	13.87%	8.00%	10.00%

Leverage Ratio
Consolidated	10.75%	11.10%	11.18%	4.00%	N/A
Guaranty Bank and Trust Company	10.50%	10.86%	10.86%	4.00%	5.00%

As of September 30, 2015, our consolidated total risk-based capital ratio declined by 46 basis points and our Tier 1 risk-based capital ratio declined by 37 basis points, as compared to December 31, 2014, primarily due to $184.7 million in net loan growth for the first nine months of 2015 as well as the impact of the new Basel III requirements, partially offset by the positive impact of year-to-date net income.  The decreases in consolidated total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as of September 30, 2015 as compared to September 30, 2014 were also primarily the result of loan growth over the past 12 months.

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

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of two and one-half cents per share to stockholders on a quarterly basis through November of 2013. Beginning in February 2014, we increased the cash dividend to five cents per share on a quarterly basis through November of 2014. Beginning in February 2015, the board increased the quarterly cash dividend to ten cents per share and the Company has paid stockholder dividends at this level through August 2015.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. At September 30, 2015,  there was no event of default under the subordinated debenture agreements and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	September 30, 2015	December 31, 2014

	(In thousands)
Commitments to extend credit:
Variable	$314,115	$342,496
Fixed	62,849	41,742
Total commitments to extend credit	$376,964	$384,238

Standby letters of credit	$9,646	$11,474

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time-to-time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At September 30, 2015, the Company had $23.8 million of cash and cash equivalents. Further, the Bank had $5.8 million in excess pledging related to customer accounts that required collateral at September 30, 2015 and $74.9 million of unencumbered securities that were available for pledging to our FHLB line.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans (including performing commercial and residential real estate loans), brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks are employed to meet current and anticipated funding needs. At September 30, 2015, the Bank had approximately $272.4 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $6.4 million of availability with the Federal Reserve discount window.

At September 30, 2015, the Bank had $68.4 million of brokered deposits, of which $6.5 million will mature in the fourth quarter 2016, $24.0 million will mature in 2017, $29.7 million will mature in 2018 and $8.2 million will mature between 2019 and 2020. As of December 31, 2014, the Bank maintained $38.2 million in brokered deposits. We issued $30.2 million in brokered deposits during the second quarter of 2015 to fund a portion of our loan growth as well as diversify wholesale funding. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

The holding company relies primarily on cash flow from the Bank as its source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock, and, if declared by our Board of Directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company as well as for services provided by the holding company. As discussed in the “Capital Resources” section above, various banking laws applicable to the Bank limit the payment of dividends by the Bank to the holding company and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the Company. Under the terms of our TruPS financings, we may defer payment of interest on the subordinated debentures and related TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement.

As of September 30, 2015, the holding company had approximately $6.5 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2017.

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

Net Interest Income Modeling

Our Asset Liability Management Committee, or ALCO, oversees our exposure to and mitigation of interest rate risk and, along with our Board of Directors, reviews our exposure to interest rate risk at least quarterly. The committee is composed of members of our senior management. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to minimize the potential impact of changes in interest rates on net portfolio value and net interest income.

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

The following table shows the projected net interest income increase or decrease over the 12 months following September 30, 2015 and September 30, 2014:

Table 21

Market Risk:

	Annualized Net Interest Income
	September 30, 2015	September 30, 2014
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$1,331	$3,593
200	1,028	2,294
100	400	1,082
Static	-	-
(100)	(874)	(2,059)
(200)	(698)	(2,382)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At September 30, 2015, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of September 30, 2015, our asset sensitivity had decreased relative to September 30, 2014, primarily due to an increase in projected variable rate overnight borrowings as compared to the prior period.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At September 30, 2015, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At September 30, 2015, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 0 and 25 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 0 to 25 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2015.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and the Bank are defendants, from time-to-time, in legal actions at various points of the legal process arising from transactions conducted in the ordinary course of business. Management believes that, after consultation with legal counsel, it is not probable that the outcome of current legal actions will result in a liability that would have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such a legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the third quarter 2015.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
July 1 to July 31	390	$17.27	-	1,000,000
August 1 to August 31	207	15.87	-	1,000,000
September 1 to September 30	88	16.47	-	1,000,000
	685	$16.74	-	1,000,000

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

i

Dated: October 28, 2015	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)