Form 10-K
period 2015-12-31
Guaranty Bancorp
filed 2016-02-17
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s voting common stock as of the close of business on June 30, 2015, was approximately $206.7 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant’s voting and non-voting common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 15, 2016 there were 21,793,293 shares of the registrant’s common stock outstanding, consisting of 20,774,293 shares of voting common stock, of which 564,694 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

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

At December 31, 2015, we had total assets of $2.4 billion, net loans of $1.8 billion, deposits of $1.8 billion and stockholders’ equity of $221.6 million, and we operated 26 branches and two investment management firms in Colorado through our bank subsidiary, Guaranty Bank.

Guaranty Bancorp was incorporated in 2004 in Delaware under the name Centennial C Corp., and in 2004 and 2005 acquired several banking institutions and other entities, including the Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or the Bank or divested.

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

We concentrate our lending activities in the following principal areas:

Commercial Loans: Our commercial and industrial loan portfolio is comprised of operating loans secured by business assets. The portfolio is not concentrated in any particular industry. We classify loans by the borrowers’ intended purpose for the loan rather than the underlying collateral. Therefore, we include loans within this portfolio that are collateralized with various assets, including real estate. Repayment of secured commercial and industrial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral securing these loans may be more difficult to monitor, evaluate and sell. Economic conditions can significantly affect such risks.

Commercial and Residential Real Estate Loans: This portfolio is mostly comprised of loans secured by commercial and residential real estate. The commercial real estate portfolio generally consists of owner-occupied, retail and industrial, office and multi-family properties. Commercial real estate and multi-family loans typically involve one or more loans to a  single sponsor or groups of related sponsors. Since payments on these loans are often dependent on the successful operation or management of the properties securing the loans, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the borrower is unable to obtain or renew leases for the underlying premises, causing a decline in cash flow from the property, the borrower’s ability to repay the loan may be impaired. Residential real estate is comprised of residential mortgages, primarily jumbo mortgages and home equity lines of credit to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines have greater credit risk than residential mortgage loans because they can be secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance.

Construction Loans: Our construction loan portfolio is comprised of investor-developer and owner-occupied properties and single-family residential development properties. Investor-developer properties include loans for the construction of commercial buildings, which are primarily income-producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, which may additionally include achievement of stabilized occupancy, as well as the sale of the property to a  third party  or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

Small Business Administration Loans: Our Small Business Administration (“SBA”) portfolio consists of SBA guaranteed and other SBA-related loans. The guaranteed loans are for qualifying business purposes with maturity dates ranging from seven to 25 years. The SBA guarantees up to 90% of the financing for these types of loans. The SBA-related loans are originated in partnership with the SBA under the SBA’s 504 loan program primarily on owner-occupied commercial real estate.

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

Business Concentrations

Management does not consider any individual account or single group of related accounts material in relation to our total assets or in relation to the overall business of the Company. Approximately 77% of our loan portfolio held for investment at December 31, 2015 consisted of real estate-related loans, including construction loans, mini-perm loans, commercial owner-occupied real estate loans and jumbo mortgage loans. Geographically, our business activities are primarily focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the commercial and residential real estate markets.

Competition

The banking business in Colorado is highly competitive. The market is characterized by a number of large financial institutions each with a large number of offices, and numerous small to medium-sized community banks and credit unions. In addition, non-bank entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with brokerage firms, investment advisors, money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies, some of which are not subject to the same regulatory requirements to which we are subject, that offer wholesale finance, credit card and other consumer finance services, including online banking services and personal finance software. Additionally, we expect competition to intensify among financial services companies due to mergers and acquisition of institutions within our market area by other competing, out-of-state financial institutions. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates and the terms that we must offer on our products to remain competitive in the marketplace. In order to compete in our primary service area, we utilize to the fullest extent possible the flexibility that our community bank status permits, including providing an emphasis on specialized services, local promotional activity and personal contacts.

Technological innovation continues to increase competition in the financial services markets. For example, technology has made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to those offered as traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (ATMs), debit cards, point-of-sale transactions, automated clearing house transactions (ACH), remote deposit, mobile banking via telephone or wireless devices and in-store branches.

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

Under the regulations adopted by the federal regulatory authorities, a bank is: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The final rules also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2015 and December 31, 2014, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 —Regulatory Capital Matters in “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

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

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

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

The Volcker Rule. Through the Volker Rule, the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investments companies (defined as hedge funds and private equity funds). The Volcker Rule, which became effective in July 2015, does not significantly affect our operations, as we generally do not engage in the businesses prohibited by the Volcker Rule.

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

Concentration in Commercial Real Estate Lending. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2015, the Bank’s CRE 1 Concentration level was 47 percent and the Bank’s CRE 2 Concentration level was 356 percent. The Bank’s commercial real estate loan portfolio increased by 52 percent during the prior 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2015 we have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

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

Cybersecurity

In March 2015, the Federal Financial Institutions Examination Council issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See “Risk Factors” for a further discussion of risks related to cybersecurity.

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

Employees

At December 31, 2015, we employed 376 employees, including 347 full-time employees and 29 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks.  The following is a description of the material risks and uncertainties that management believes affect our business and an investment in our common stock. You should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial also may become important factors that affect us and our business operations. This report is qualified in its entirety by these risk factors. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

If any of the following risks actually occurs, our financial condition, results of operations or cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business

Our loan portfolio exposes us to credit risk.

There are inherent risks associated with our lending activities and we seek to mitigate these risks by adhering to conservative underwriting practices. Although we believe that our underwriting practices are appropriate for the various kinds of loans we make, we may nevertheless incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Although conditions have improved, difficult economic conditions in the past and the resulting effects on the real estate market caused many lending institutions, including us, to experience a decline in the performance of their loans. This decline was widespread and encompassed a wide variety of loans. Likewise, the value of collateral supporting many of these loans declined over that timeframe, and despite market improvement, there can be no assurance that these values will continue to improve or that they will not decline in the future. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

We make both secured and unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ respective businesses. Secured commercial loans are generally collateralized by real estate, accounts receivable, inventory, equipment or other assets owned by the borrower and may include a personal guaranty of the business owner. Compared to real estate, other types of collateral securing commercial loans are more difficult to monitor, their values are harder to ascertain, their values may depreciate more rapidly and they may not be as readily saleable if repossessed. Commercial loans secured by collateral other than real estate are generally serviced from the operations of the business, which may not be successful, while commercial real estate loans generally will be serviced from the income on the properties securing the loans. If the Bank’s commercial loan portfolio increases, the corresponding risks and potential for losses from these loans will also increase.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the policies and actions of the Board of Governors of the Federal Reserve System. On December 16, 2015, the Federal Reserve raised short-term interest rates for the first time in seven years. Further, the Federal Reserve indicated that they intended to continue to raise interest rates. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.

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

Negative developments in the financial services industry from 2008 through 2011 resulted in uncertainty in the financial markets in general and an economic recession. As a consequence of the recession, businesses across a wide range of industries faced numerous challenges, including decreases in consumer spending, consumer confidence and credit market liquidity. While conditions have gradually improved, financial markets have experienced sharp declines in early 2016 and many of these circumstances continue to represent challenges and continue to create a degree of economic uncertainty. In addition, declining oil prices, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

As a result of these financial and economic conditions, many lending institutions, including us, experienced declines in the performance of their loans.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and may decline again in the future. Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets became more difficult compared to previous periods. As a result, bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.  The impact of legislation enacted in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Negative economic developments, including another recession, may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Although economic conditions in Colorado and in the U.S. in general have improved, there can be no assurances that the economic environment will continue to improve or that they will not decline in the future. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition, results of operations and cash flows.

The concentration of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

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

The Bank’s total reported loans for construction, land development and other land represented 47% of capital at December 31, 2015 as compared to 49% of capital at December 31, 2014.  This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. The Bank’s total reported commercial real estate loans to total capital was 356% at December 31, 2015, as compared to 324% of capital at December 31, 2014. This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans. The Bank’s commercial real estate portfolio has increased by 52% over the preceding 36 months.

There is no assurance that in the future we will not continue to exceed the levels set forth in these guidelines and we may be required to take additional steps to mitigate our potential concentration risk or be required to raise additional capital in order to further reduce our risk. In addition, if we are considered to have a concentration in commercial real estate lending under the foregoing standards in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs as well as potential regulatory enforcement action.

Commercial real estate loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial real estate loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, inferring higher potential losses on an individual loan basis. The deterioration of one or more of the Bank’s significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown.

In 2013, the FDIC, the OCC and the Federal Reserve Board approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements to be considered “adequately capitalized” are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios to be considered “adequately capitalized”, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the “adequately capitalized” ratios plus the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends, the payment of bonuses to employees or the repurchase of shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to restructure our business models or increase our holdings of liquid assets. Implementation of changes in asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying our business strategy.

Our allowance for loan losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings and results of operations.

As a lender, we  are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans and that the collateral securing the payment of a particular loan may be insufficient to fully compensate for the outstanding balance of the loan and the costs to dispose of the underlying collateral. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within our existing portfolio of loans. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The level of the allowance reflects management’s ongoing evaluation of specific credit risks, loan loss experience, loan portfolio quality, economic conditions, loan industry concentrations, and other potential but unidentifiable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, future trends, and general economic conditions, all of which may undergo material changes. Further, the measure of our allowance for loan losses is also dependent on the adoption of new accounting standards. The Financial Accounting Standards Board recently issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss (“CECL”) model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions such as the Bank to increase their allowances for loan losses. Moreover, the CECL model could create more volatility in the Bank’s level of allowance for loan losses, and it is unclear when final rules relating to the CECL model will be adopted.

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

Liquidity is essential to our business and has become increasingly important since the financial industry crisis that began in 2008. An inability to raise funds through deposits, borrowings, the sale of securities or loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil faced by banking organizations and the deterioration in credit markets from 2008 through 2011.

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

The FDIC insures deposits at certain financial institutions, including the Bank and charges insured financial institutions a  premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF.

In 2011, the FDIC implemented new rules required by the Dodd-Frank Act with respect to the FDIC assessments. In particular, the definition of an institution’s deposit insurance assessment base was changed from total deposits to total assets less tangible equity. In addition, the FDIC revised the deposit insurance assessment rates down. The new initial base assessment rates range from five to nine basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks have an initial base assessment rate of 14 and 23 basis points, respectively. At December 31, 2015, the Bank’s total assessment rate was approximately five basis points. Although the Bank's FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

We may need to raise additional capital or debt in the future and such capital or debt may not be available when needed or at all.

We may need to raise additional capital or debt in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In addition, we may elect to raise additional capital or debt to support our business or to finance acquisitions.

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

If the models that management uses for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable incurred credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The lack of soundness of other financial  institutions could adversely affect us.

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

Our success depends significantly on the general economic conditions in the counties in which we conduct business and where our loans are concentrated. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Front Range of Colorado, which includes the Denver metropolitan area. The local economic conditions in our market area have a significant impact on our loans, the ability of our borrowers to repay those loans and the value of the collateral securing these loans. Accordingly, if the population or income growth along the Colorado Front Range is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of our expansion, growth and profitability. The oil and gas industry has a significant economic impact on some of the counties in which we conduct business and a prolonged downturn in this industry may negatively impact our borrowers and their ability to repay their loans. If our market area experiences a downturn or a recession for a prolonged period of time, we could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

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

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2015, approximately 77% of the book value of our loan portfolio consisted of real estate loans, the majority of which are secured by properties located in Colorado. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As a result of decreased collateral values, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans and a corresponding material adverse effect on our business, results of operations and financial condition. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could also adversely affect our business, results of operation and financial condition.

We may be adversely affected by declining crude oil prices.

Decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels, as well as other market and economic conditions, have led to increased global oil supplies, which in turn has resulted in significant declines in oil prices. Decreased market oil prices have compressed margins for many U.S. and Colorado-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2015, energy loans related to oil production and exploration comprised less than 1.0% of the Bank’s loan portfolio. Energy production and related industries represent a relatively significant portion of the Colorado economy and can also affect us indirectly through our borrowers in other industries that depend on or benefit from energy production and related industries. As of December 31, 2015, the price per barrel of crude oil had decreased approximately 22% as compared to the price as of December 31, 2014.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of states such as Colorado. Accordingly, we are unable to predict when or if oil prices will rise, and a prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

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

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger than us and may have more financial resources available to them. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, investment advisors, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Additionally, we expect competition to intensify among financial services companies due to the merger and acquisition activity in our market area by competing, out-of-state financial institutions. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. The process of eliminating banks as intermediaries, or “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints than we do and may have lower cost structures than ours. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends upon our ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of customer relationships developed by our management and personnel. In particular, our success is highly dependent upon the capabilities of our senior executive management. We believe that our management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business. To mitigate the potential impact of a loss of key personnel, the Company has a management succession plan to ensure that it has a process in place to replace the lost personnel.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these risks could diminish our ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which in turn could materially and adversely affect our business, financial condition and results of operations.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents may include attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and Company data is important to us.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through Trojan horse programs to our information systems or our customers’ computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific cyber insurance coverage, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose the us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose on and take title to properties securing certain loans and could be subject to environmental liabilities with respect to these properties. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation costs and clean-up costs incurred by these parties in connection with the environmental contamination, or we may be required to investigate or clean up the hazardous or toxic substances.  The costs associated with investigation or remediation activities could be substantial. Further, the discovery or presence of hazardous or toxic substances may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows and results of operations could be materially and adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of a bank. The process of eliminating banks as intermediaries, or “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition, cash flows and results of operations.

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

As of February 16, 2016, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 53.5% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, we had a total of 26 branch office properties, including our headquarters, 21 of which we owned and five of which we leased. In addition we have two leased offices, housing our investment management firms. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp’s and Guaranty Bank’s principal office is located at 1331 Seventeenth Street, Suite 200, Denver, Colorado 80202.

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

	Sales Prices
	High	Low	Close
Year/Quarter:
2015
Fourth quarter	$17.91	$15.43	$16.54
Third quarter	17.42	12.78	16.47
Second quarter	17.53	15.22	16.51
First quarter	17.78	13.33	16.96
2014
Fourth quarter	$16.18	$13.35	$14.44
Third quarter	14.72	12.91	13.51
Second quarter	14.80	12.11	13.90
First quarter	15.00	12.52	14.25

On February 16, 2016, the closing price of our voting common stock on Nasdaq was $15.23 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 200 record holders of our voting common stock and one record holder of our non-voting common stock.

Dividends

Our Board of Directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future is at the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant. On February 2, 2016 the Company’s Board of Directors declared a quarterly stock dividend of 11 and ½ cents per share, payable on February 19, 2016 to stockholders of record on February 12, 2016. During 2015 the Company paid stockholder dividends aggregating to 40 cents per share. These dividends were paid at the level of ten cents per share, per quarter, in February, May, August and November 2015. During 2014 the Company paid stockholder dividends aggregating to 20 cents per share. These dividends were paid at the level of five cents per share, per quarter, in February, May, August and November 2014. During 2013 the Company paid stockholder dividends aggregating to seven and one-half cents per share. These dividends were paid at the level of two and one-half cents per share, per quarter, in May, August and November 2013. Prior to May 2013 the Company had never paid dividends to its common stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2015:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans	Guaranty Bancorp 2015 Long-Term
approved by security holders	Incentive Plan (1)	-	(2)	-	913,154	(3)(4)
		-		-	913,154

(1) The Guaranty Bancorp Long-Term Incentive Plan (the “2015 Plan”) was approved by the stockholders of the Company at our 2015 Annual Meeting of Stockholders.
(2) Does not include the 590,755 voting shares of unvested stock grants outstanding as of December 31, 2015.

(3) The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the 2015 Plan is 935,000 shares. The number of shares remaining available for future issuance has been reduced by 21,846 shares, which represents the number of vested shares and the number of unvested shares of time-based and performance stock awards outstanding at December 31, 2015 under the 2015 Plan. Forfeited shares are included in the amount which may be granted in the future.

(4) All of the 913,154 shares remaining available for issuance under the 2015 Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company’s receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. On February 2, 2016, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. The repurchase program had been scheduled to expire 12 months from the date of its announcement, and as extended, the program is scheduled to expire on April 2, 2017. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of voting common stock, par value $0.001 per share. As of December 31, 2015, no shares had been repurchased under this plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our voting common stock during the fourth quarter of 2015.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
October 1 to October 31, 2015	-	$-	-	1,000,000
November 1 to November 30, 2015	839	17.33	-	1,000,000
December 1 to December 31, 2015	16,442	16.54	-	1,000,000
	17,281	$16.58	-	1,000,000

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

Performance Graph

Our voting common stock trades on the Nasdaq under the symbol “GBNK”. The following graph shows a comparison from December 31, 2010 through December 31, 2015 of the cumulative total return for the Company’s voting common stock, the Nasdaq Composite Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for GBNK voting common stock, the Nasdaq Composite Index and the Nasdaq Bank Stocks Index assumes reinvestment of dividends. The total return on the Company’s voting common stock and on each of the comparison indices is determined based on the total return on investment under the assumption that a $100 investment was made on December 31, 2010.

$300
$250
$200
$150
$100
$50
$0
Dollars
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
GBNK
NASDAQ Composite Index
NASDAQ Bank Index

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
GBNK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$100	$104	$137	$199	$208	$244
NASDAQ Composite Index . . . . . . . . . . . . . . . . .	100	99	116	163	187	200
NASDAQ Bank Index . . . . . . . . . . . .	100	75	100	137	154	157

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial and statistical information for each of the years in the five-year period ended December 31, 2015. This data should be read in conjunction with our audited consolidated financial statements and related “Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(In thousands, except share data and ratios)
Consolidated Statement of Income (Loss) Data:
Interest income	$82,330	$75,520	$70,638	$69,565	$74,313
Interest expense	5,351	6,707	7,068	9,154	14,419
Net interest income	76,979	68,813	63,570	60,411	59,894
Provision (credit) for loan losses	96	14	296	(2,000)	5,000
Net interest income after
provision for loan losses	76,883	68,799	63,274	62,411	54,894
Noninterest income	17,180	16,695	13,799	13,591	13,945
Noninterest expense	60,339	65,746	56,688	64,114	62,487
Income before income taxes	33,724	19,748	20,385	11,888	6,352
Income tax expense (benefit)	11,270	6,236	6,356	(3,171)	-
Net income	$22,454	$13,512	$14,029	$15,059	$6,352

Preferred stock dividends	-	-	-	-	(19,806)
Net income (loss) applicable to
common stockholders	$22,454	$13,512	$14,029	$15,059	$(13,454)

Common Share Data:
Basic earnings per common
share (1)	$1.07	$0.64	$0.67	$0.72	$(1.04)
Diluted earnings per common
share (1)	$1.06	$0.64	$0.67	$0.72	$(1.04)
Dividends declared per common share	$0.40	$0.20	$0.08	$-	$-
Book value per common share (1)	$10.21	$9.57	$8.89	$8.89	$8.11
Weighted average common shares
outstanding-basic (1)	21,065,590	20,957,702	20,867,064	20,786,806	12,988,346
Weighted average common shares
outstanding-diluted (1)	21,272,336	21,086,543	20,951,237	20,878,251	12,988,346
Common shares outstanding
at end of period (1)	21,704,852	21,628,873	21,303,707	21,169,521	21,087,324
_______________
(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011

	(In thousands, except share data and ratios)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,711	$32,441	$28,077	$163,217	$109,225
Time deposits with banks	-	-	-	8,000	-
Total investments	424,692	449,482	442,300	458,923	386,141
Net loans (including loans held for sale)	1,791,536	1,518,944	1,299,419	1,133,607	1,063,479
Total assets	2,368,525	2,124,778	1,911,032	1,886,938	1,689,668
Deposits	1,801,845	1,685,324	1,528,457	1,454,756	1,313,786
Debt	333,098	219,582	180,058	218,442	168,033
Stockholders' equity	221,639	206,939	189,394	188,200	171,011

Selected Other Balance Sheet Data:
Average assets	2,226,794	2,001,552	1,863,578	1,749,115	1,768,932
Average earning assets	2,098,995	1,882,194	1,755,693	1,644,898	1,658,683
Average stockholders' equity	215,513	201,082	189,534	179,300	165,801

Selected Financial Ratios:
Return on average assets (a)	1.01%	0.68%	0.75%	0.86%	0.36%
Return on average equity (b)	10.42%	6.72%	7.40%	8.40%	3.83%
Net interest margin (c)	3.67%	3.66%	3.62%	3.67%	3.61%
Efficiency ratio (tax equivalent) (d)	60.20%	65.56%	66.79%	77.05%	77.75%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	0.64%	0.70%	1.04%	1.78%	3.30%
Nonperforming loans to loans, net
of deferred costs and fees	0.80%	0.82%	1.17%	1.20%	2.44%
Allowance for loan losses to total loans,
net of deferred costs and fees, held
for investment	1.27%	1.46%	1.59%	2.17%	3.16%
Allowance for loan losses to
nonperforming loans, held
for investment	158.91%	178.25%	135.73%	180.67%	129.30%
Net charge-offs to average loans, held
for investment	(0.03)%	(0.10)%	0.36%	0.68%	1.57%

(a)	Return on average assets is determined by dividing net income (loss) by average assets.
(b)	Return on average stockholders’ equity is determined by dividing net income (loss) by average stockholders’ equity.
(c)	Net interest margin is determined by dividing net interest income by average interest-earning assets.
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
•

Requirements imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the recent joint rule by the Federal Reserve Board, the OCC, and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

•

Changes in the level of nonperforming assets and charge-offs and the deterioration of other credit quality measures, and their impact on the adequacy of the allowance for loan losses and provision for loan losses.

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

•

The timing, impact and other uncertainties of any future acquisitions, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations, the ability to raise capital or debt to fund acquisitions and the ability to enter new markets successfully and capitalize on growth opportunities.

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

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to small to medium-sized businesses, including the owners and employees of those businesses and consumers. Our line of banking products and services include accepting demand and time deposits and originating real estate loans (including construction loans), commercial loans, SBA guaranteed loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for the periods indicated:

Table 1

				Change
	Year Ended December 31,			Favorable (Unfavorable)
	2015	2014	2013	2015 v 2014	2014 v 2013

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$82,330	$75,520	$70,638	$6,810	$4,882
Interest expense	5,351	6,707	7,068	1,356	361
Net interest income	76,979	68,813	63,570	8,166	5,243
Provision for loan losses	96	14	296	(82)	282
Net interest income after
provision for loan losses	76,883	68,799	63,274	8,084	5,525
Noninterest income	17,180	16,695	13,799	485	2,896
Noninterest expense	60,339	65,746	56,688	5,407	(9,058)
Income before income taxes	33,724	19,748	20,385	13,976	(637)
Income tax expense	11,270	6,236	6,356	(5,034)	120
Net income	$22,454	$13,512	$14,029	$8,942	$(517)

Common Share Data:

Basic earnings per common
share (1)	$1.07	$0.64	$0.67	$0.43	$(0.03)
Diluted earnings per common
share (1)	$1.06	$0.64	$0.67	$0.42	$(0.03)
Average common shares
outstanding (1)	21,065,590	20,957,702	20,867,064	107,888	90,638
Diluted average common
shares outstanding (1)	21,272,336	21,086,543	20,951,237	185,793	135,306
Average equity to average
assets	9.68%	10.05%	10.17%	(3.7)%	(1.2)%
Return on average equity	10.42%	6.72%	7.40%	55.1%	(9.2)%
Return on average assets	1.01%	0.68%	0.75%	48.5%	(9.3)%
Dividend payout ratio	37.54%	31.01%	11.16%	21.1%	177.9%
____________________
(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 v 2014	2014 v 2013
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.24%	13.85%	14.96%	(4.4)%	(7.4)%
Leverage ratio	10.68%	11.10%	11.49%	(3.8)%	(3.4)%
Loans(1), net of deferred costs and fees
to deposits	100.70%	91.46%	86.36%	10.1%	5.9%
Allowance for loan losses to loans (1),
net of deferred costs and fees	1.27%	1.46%	1.59%	(13.0)%	(8.2)%
Allowance for loan losses to
nonperforming loans	158.91%	178.25%	135.73%	(10.8)%	31.3%
Classified assets to allowance
and Tier 1 capital (2)	11.66%	11.08%	12.74%	5.2%	(13.0)%
Noninterest bearing deposits to
total deposits	33.99%	38.81%	36.92%	(12.4)%	5.1%
Time deposits to total deposits	14.38%	11.38%	11.78%	26.4%	(3.4)%
____________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

2015 Compared to 2014

The Company’s net income for 2015 increased by $8.9 million to $22.5 million compared to $13.5 million for the year ended December 31, 2014. Earnings per basic common share increased to $1.07 and earnings per diluted common share increased to $1.06 for the year ended December 31, 2015 as compared to $0.64 per basic and diluted common share for the year ended December 31, 2014.

The increase in net income in 2015, as compared to 2014, was attributable to a $6.8 million increase in interest income, a $1.4 million decrease in interest expense, a $0.5 million increase in noninterest income and a $5.4 million decrease in noninterest expense. These improvements were partially offset by a $5.0 million increase in income taxes as a result of the Company’s increased pretax income. The $6.8 million increase in interest income was the result of a $236.4 million increase in average loans for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decline in interest expense during 2015, as compared to the prior year, was primarily due to the prepayment of $90.0 million in Federal Home Loan Bank (“FHLB”) term advances in the fourth quarter 2014. The $0.5 million increase in noninterest income was mostly due to a $0.8 million increase in investment management and trust income for the year ended December 31, 2015 as compared to the same period in 2014. The $5.4 million decrease in noninterest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to the $5.5 million penalty incurred in the fourth quarter 2014 as a result of the prepayment of $90.0 million in FHLB term advances.

The Company’s total risk-based capital ratio was 13.24% at December 31, 2015 as compared to 13.85% at December 31, 2014. The decrease in the Company’s total risk-based capital ratio was primarily due to an increase in risk-weighted assets attributable to loan growth during 2015.

2014 Compared to 2013

The Company’s net income for 2014 declined by $0.5 million to $13.5 million compared to $14.0 million for the year ended December 31, 2013. Earnings per basic and diluted common share declined to $0.64 for the year ended December 31, 2014 as compared to $0.67 for the year ended December 31, 2013.

The decrease in net income in 2014, as compared to 2013, was primarily due to a $9.1 million increase in noninterest expense, partially offset by a $5.2 million increase in net interest income and a $2.9 million increase in noninterest income. The increase in noninterest expense in 2014 was mostly due to a $4.8 million increase in prepayment penalties on the extinguishment of long-term debt, a $3.2 million increase in salaries and employee benefits and a $1.5 million increase in other real estate owned (“OREO”) expense. The increase in the prepayment penalties on the extinguishment of long-term debt was primarily driven by a $5.5 million prepayment on FHLB term advances in 2014. The increase in salaries and employee benefits consisted of a $1.5 million increase in salaries, a $1.3 million increase in equity compensation, and a $0.4 million increase in costs related to our self-funded medical insurance plan. The increase in OREO expense was mostly related to higher net gains on sale of OREO in 2013. The $5.2 million increase in net interest income was the result of a $4.9 million increase in interest income; driven by a $181.8 million increase in average loan balances during 2014 and a $0.4 million decrease in interest expense; mostly due to the early redemption of $15.0 million in Trust Preferred Securities (“TruPS”) during 2013 combined with a two basis point decline in the cost of interest bearing deposits. Finally, the $2.9 million increase in noninterest income in 2014 as compared to 2013 included a $1.5 increase in investment management and trust income; attributable to growth in investment management income generated by PCM and the July 2014 acquisition of CHIA; a $0.4 million increase in card interchange income, $0.3 million increases in both customer interest rate swap income and the cash surrender value of bank-owned life insurance (“BOLI”) and $0.2 million increase in deposit service charges.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net interest income	$76,979	$68,813	$63,570
Interest rate spread	3.53%	3.45%	3.40%
Net interest margin	3.67%	3.66%	3.62%
Net interest margin, fully tax
equivalent	3.75%	3.74%	3.72%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.27%	0.37%	0.42%
Average cost of deposits
(including noninterest-bearing
deposits)	0.18%	0.16%	0.17%

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

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,655,857	$70,188	4.24%	$1,419,483	$62,819	4.43%
Investment securities (1)
Taxable	335,363	8,325	2.48%	363,768	9,178	2.52%
Tax-exempt	88,727	2,852	3.21%	79,803	2,708	3.39%
Bank Stocks (4)	16,956	959	5.66%	15,880	807	5.08%
Other earning assets	2,092	6	0.29%	3,260	8	0.25%
Total interest-earning assets	2,098,995	82,330	3.92%	1,882,194	75,520	4.01%
Non-earning assets:
Cash and due from banks	25,461			25,005
Other assets	102,338			94,353
Total assets	$2,226,794			$2,001,552

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$377,036	$390	0.10%	$342,696	$341	0.10%
Money market	376,061	888	0.24%	344,165	802	0.23%
Savings	143,222	158	0.11%	123,201	135	0.11%
Time certificates of deposit	222,990	1,771	0.79%	187,121	1,186	0.63%
Total interest-bearing deposits	1,119,309	3,207	0.29%	997,183	2,464	0.25%
Borrowings:
Repurchase agreements	24,531	45	0.18%	24,399	40	0.16%
Federal funds purchased (5)	15	-	0.80%	2	-	0.77%
Subordinated debentures	25,774	814	3.16%	25,774	800	3.10%
Borrowings	186,248	1,285	0.69%	157,587	3,403	2.16%
Total interest-bearing liabilities	1,355,877	5,351	0.39%	1,204,945	6,707	0.56%
Noninterest bearing liabilities:
Demand deposits	642,015			585,671
Other liabilities	13,389			9,854
Total liabilities	2,011,281			1,800,470
Stockholders' Equity	215,513			201,082
Total liabilities and stockholders' equity	$2,226,794			$2,001,552

Net interest income		$76,979			$68,813
Net interest margin			3.67%			3.66%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.75% and 3.74% for the years ended December 31, 2015 and December 31, 2014, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2) The loan average balances and yields include nonaccrual loans.
(3) Net loan costs and fees of $1.4 million $1.2 million for the years ended December 31, 2015 and December 31, 2014, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the years ended December 31, 2015 and December 31, 2014 rounded to zero.

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

Table 4

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$7,369	$(2,501)	$9,870
Investment Securities
Taxable	(853)	(136)	(717)
Tax-exempt	144	(129)	273
Bank Stocks	152	95	57
Other earning assets	(2)	2	(4)
Total interest income	6,810	(2,669)	9,479

Interest expense:
Deposits:
Interest-bearing demand
and NOW	49	14	35
Money market	86	11	75
Savings	23	1	22
Time certificates of deposit	585	333	252
Repurchase agreements	5	5	-
Subordinated debentures	14	14	-
Borrowings	(2,118)	(2,891)	773
Total interest expense	(1,356)	(2,513)	1,157
Net interest income	$8,166	$(156)	$8,322

2015 Compared to 2014

For the year ended December 31, 2015, the Company’s net interest income increased by $8.2 million to $77.0 million as compared to $68.8 million for the year ended December 31, 2014. This increase in net interest income during 2015 was attributable to an $8.3 million favorable volume variance partially offset by a $0.2 million unfavorable rate variance.

The favorable volume variance of $8.3 million in 2015 as compared to 2014 was primarily the result of a $9.5 million favorable volume variance related to average earning assets partially offset by a $1.2 million unfavorable volume variance on average interest-bearing liabilities. The favorable volume variance in average interest-earning assets was mostly attributable to a $236.4 million increase in average loan balances, partially offset by an $18.4 million decrease in average investments. The unfavorable volume variance in average interest-bearing liabilities was attributable to a $122.1 million increase in average interest-bearing deposits and a $28.7 million increase in average borrowings.

The $0.2 million unfavorable rate variance in 2015, as compared to 2014 was the result of an unfavorable rate variance of $2.7 million related to average earning assets, partially offset by a favorable rate variance of $2.5 million related to average interest-bearing liabilities. The unfavorable rate variance in average earning assets was primarily due to a 19 basis point decline in average loan yield. The decline in loan yield was primarily due to lower rates on new and renewing loans, which had a more pronounced impact due to the 17.7% loan growth recognized during 2015, and reflects the extremely competitive interest rate environment. The unfavorable rate variance in average earning assets was partially offset by a 17 basis point decline in the average cost of funds during the year, from 0.56% in 2014 to 0.39% in 2015. This decline was mostly due to the December 2014 prepayment of $90.0 million in FHLB term advances as discussed above.

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

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,419,483	$62,819	4.43%	$1,237,697	$57,435	4.64%
Investment securities (1)
Taxable	363,768	9,178	2.52%	391,627	9,432	2.41%
Tax-exempt	79,803	2,708	3.39%	77,703	2,990	3.85%
Bank Stocks (4)	15,880	807	5.08%	16,252	664	4.09%
Other earning assets	3,260	8	0.25%	32,414	117	0.36%
Total interest-earning assets	1,882,194	75,520	4.01%	1,755,693	70,638	4.02%
Non-earning assets:
Cash and due from banks	25,005			13,453
Other assets	94,353			94,432
Total assets	$2,001,552			$1,863,578

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$342,696	$341	0.10%	$319,421	$359	0.11%
Money market	344,165	802	0.23%	321,641	977	0.30%
Savings	123,201	135	0.11%	107,273	137	0.13%
Time certificates of deposit	187,121	1,186	0.63%	185,912	1,017	0.55%
Total interest-bearing deposits	997,183	2,464	0.25%	934,247	2,490	0.27%
Borrowings:
Repurchase agreements	24,399	40	0.16%	36,357	49	0.13%
Federal funds purchased (5)	2	-	0.77%	37	-	0.78%
Subordinated debentures	25,774	800	3.10%	28,344	1,122	3.96%
Borrowings	157,587	3,403	2.16%	144,692	3,407	2.35%
Total interest-bearing liabilities	1,204,945	6,707	0.56%	1,143,677	7,068	0.62%
Noninterest bearing liabilities:
Demand deposits	585,671			521,876
Other liabilities	9,854			8,491
Total liabilities	1,800,470			1,674,044
Stockholders' Equity	201,082			189,534
Total liabilities and stockholders' equity	$2,001,552			$1,863,578

Net interest income		$68,813			$63,570
Net interest margin			3.66%			3.62%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.74 and 3.72% for the years ended December 31, 2014 and December 31, 2013, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2) The loan average balances and yields include nonaccrual loans.
(3) Net loan costs and fees of $1.2 million for the each of the years ended December 31, 2014 and December 31, 2013, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the years ended December 31, 2014 and December 31, 2013 rounded to zero.

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

Table 6

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$5,384	$(2,481)	$7,865
Investment Securities
Taxable	(254)	417	(671)
Tax-exempt	(282)	(366)	84
Bank Stocks	143	158	(15)
Other earning assets	(109)	(29)	(80)
Total interest income	4,882	(2,301)	7,183

Interest expense:
Deposits:
Interest-bearing demand
and NOW	(18)	(49)	31
Money market	(175)	(250)	75
Savings	(2)	(22)	20
Time certificates of deposit	169	162	7
Repurchase agreements	(9)	17	(26)
Subordinated debentures	(322)	(227)	(95)
Borrowings	(4)	(308)	304
Total interest expense	(361)	(677)	316
Net interest income	$5,243	$(1,624)	$6,867

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

The $1.6 million unfavorable rate variance in 2014, as compared to 2013 was the result of an unfavorable rate variance of $2.3 million related to average earning assets, partially offset by a favorable rate variance of $0.7 million related to average interest-bearing liabilities. The unfavorable rate variance in earning assets was primarily due to a 21 basis point decline in average loan yields. The unfavorable rate variance in average earning assets was partially offset by a six basis point decline in our cost of funds during the year, from 0.62% in 2013 to 0.56% in 2014. This decline was mostly due to the March 2013 early redemption of high-cost TruPS and the related subordinated debentures, a 19 basis point decline in the average cost of borrowings and a two basis point decline in the average cost of our deposits.

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

2015 Compared to 2014

The provision for loan losses was $0.1 million in 2015 compared to an immaterial provision for loan losses in 2014. The $0.1 million provision recognized in 2015 was impacted by increases of $0.4 million and $0.1 million to the general and specific components of our allowance for loan losses, offset by $0.4 million in net recoveries. The increase in the general component of the allowance for loan losses was primarily attributable to the growth in loans during 2015. During 2015, net recoveries were $0.4 million, as compared to $1.5 million in net recoveries during 2014. The Company determined that the provision for loan losses recorded during 2015 was necessary to maintain the allowance for loan losses at an adequate level for the probable incurred losses in the loan portfolio as of December 31, 2015.

As a percentage of loans, the allowance for loan losses decreased to 1.27% at December 31, 2015, as compared to 1.46% at December 31, 2014. The decrease in the allowance as a percentage of total loans during 2015 as compared to the prior year was the result of a reduction in the historical loss rate utilized to estimate current incurred losses in the loan portfolio. The ratio of allowance for loan losses to nonperforming loans decreased to 158.91% at December 31, 2015 from 178.25% at December 31, 2014, primarily as a result of a net $1.9 million increase in nonperforming loans attributable to three loans, with an aggregate principal balance of $2.7 million, which were moved to nonaccrual status during 2015.

2014 Compared to 2013

The provision for loan losses was $0.3 million in 2013 compared to an immaterial provision for loan losses in 2014. The provision recognized in 2014 was comprised of a $1.8 million increase in the general component of the allowance for loan losses, offset by $0.3 million reduction in provision on loans specifically provided for and $1.5 million in net recoveries as of December 31, 2014. The increase in the general component of the allowance for loan losses was primarily attributable to the growth in loans during 2014 combined with increased real estate concentration, and partially offset by the continued overall improvement in credit quality throughout 2014. During 2014, net recoveries were $1.5 million, as compared to $4.4 million in net charge-offs during 2013. The Company determined that the provision for loan losses recorded during 2014 was necessary to maintain the allowance for loan losses at an adequate level for the probable incurred losses in the loan portfolio as of December 31, 2014.

As a percentage of loans, the allowance for loan losses decreased to 1.46% at December 31, 2014, as compared to 1.59% at December 31, 2013. The decrease in the allowance as a percentage of total loans during 2014 as compared to the prior year was the result of 16.7% in loan growth during the year. The ratio of allowance for loan losses to nonperforming loans increased to 178.25% at December 31, 2014 from 135.73% at December 31, 2013, primarily as a result of a $2.9 million decrease in nonperforming loans and a $1.5 million increase in the allowance for loan losses.

Noninterest Income

The following table presents the major categories of noninterest income for 2015 and the preceding two years:

Table 7

	Year Ended December 31,			Change - Increase / (Decrease)
	2015	2014	2013	2015 v 2014	2014 v 2013

	(In thousands)
Noninterest income:
Deposit service and other fees	$8,941	$9,066	$8,825	$(125)	$241
Investment management and trust	5,189	4,380	2,904	809	1,476
Increase in cash surrender value of
life insurance	1,758	1,295	1,018	463	277
Gain (loss) on sale of securities	132	28	(11)	104	39
Gain on sale of SBA loans	824	798	725	26	73
Other	336	1,128	338	(792)	790
Total noninterest income	$17,180	$16,695	$13,799	$485	$2,896

2015 Compared to 2014

Noninterest income increased by $0.5 million in 2015 compared to 2014. The increase in noninterest income during 2014 was primarily the result of a $0.8 million increase in investment management and trust income and a $0.5 million increase in BOLI earnings, partially offset by a $0.8 million decline in other noninterest income. The increase in investment management and trust income during 2015, as compared to 2014 was mostly due to the Company’s July 2014 acquisition of an investment management firm and the growth in assets under management and administration (“AUM”). Total assets under management and administration at December 31, 2015 were $698.2 million, comprised of $341.4 million attributable to PCM, $182.0 million attributable to CHIA and $174.8 million attributable to our trust department. The increase in BOLI income was primarily the result of an additional $10.0 million in BOLI insurance purchased during the fourth quarter of 2014 and an additional $5.0 million in BOLI insurance purchased during the first quarter of 2015. The decrease in other noninterest income during 2015, as compared to 2014, was comprised of a $0.3 million decrease in customer interest rate swap income and a $0.3 million decrease related to non-recurring income received in 2014.

2014 Compared to 2013

Noninterest income increased by $2.9 million in 2014 compared to 2013. The increase in noninterest income during 2014 was primarily the result of a $1.5 million increase in investment management and trust income, a $0.4 million increase in card interchange income, $0.3 million increases in customer interest rate swap income and BOLI income and a $0.2 million increase in deposit service charges as compared to 2013. The increase in investment management and trust income was primarily attributable to the growth in AUM to $683.1 million at December 31, 2014 as compared to $463.0 million at December 31, 2013. The total AUM at December 31, 2014 of $683.1 million was comprised of $324.6 million attributable to PCM, $186.2 million attributable to CHIA and $172.3 million attributable to our trust department. The increase in card interchange income was due to increased card transaction activity as compared to the prior year. The increase in customer interest rate swap income was due to an increase in the establishment of new back-to-back swap agreements on behalf of our customers. The increase in BOLI income during 2014, as compared to the prior year was due to the purchase of additional BOLI contracts during the second quarter 2013 and the fourth quarter 2014.

Noninterest Expense

The following table presents the major categories of noninterest expense for 2015 and the preceding two years:

Table 8

	Year Ended December 31,			Change - Increase / (Decrease)
	2015	2014	2013	2015 v 2014	2014 v 2013

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$33,564	$32,766	$29,581	$798	$3,185
Occupancy expense	6,312	6,308	6,289	4	19
Furniture and equipment	3,007	2,759	2,943	248	(184)
Amortization of intangible assets	1,981	2,506	2,818	(525)	(312)
Other real estate owned, net	80	367	(1,160)	(287)	1,527
Insurance and assessment	2,398	2,355	2,519	43	(164)
Professional fees	3,220	3,520	3,618	(300)	(98)
Prepayment penalty on debt extinguishment	-	5,459	629	(5,459)	4,830
Impairment of long-lived assets	122	186	-	(64)	186
Other general and administrative	9,655	9,520	9,451	135	69
Total noninterest expense	$60,339	$65,746	$56,688	$(5,407)	$9,058

2015  Compared to 2014

Noninterest expense was $60.3 million for the year ended December 31, 2015 as compared to $65.7 million for the year ended December 31, 2014. The $5.4 million decrease in noninterest expense was primarily due to the $5.5 million FHLB prepayment penalty incurred in 2014. Other offsetting variances in noninterest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 included a $0.8 million increase salaries and employee benefits expense and a $0.2 million increase in furniture and equipment expense, offset by a $0.5 million decline in amortization of intangible assets, a $0.3 million decline in OREO expense and a $0.3 million decline in professional fees expense.

Salaries and employee benefits increased during 2015 as compared to 2014 primarily due to a $0.7 million increase in incentive and bonus expense, a $0.3 million increase in salaries and a $0.2 million increase in equity compensation expense, partially offset by a $0.6 million decrease in employee benefit expense.  The $0.7 million increase in incentive and bonus expense was the result of continued financial performance of the Company. The $0.3 million increase in salary expense was primarily due to the creation of new positions within the Company’s wealth management, healthcare lending, equipment finance lending and compliance groups. The $0.2 million increase in equity compensation expense was the result of higher restricted stock grants in 2015 as compared to 2014. The $0.6 million decline in employee benefit expense was mostly due to lower claims incurred in 2015 as compared to 2014 under the Company’s self-funded medical plan. The $0.2 million increase in furniture and equipment expense was mostly due to an increase in equipment leasing and maintenance expense.

Amortization expense decreased in 2015 by $0.5 million as a result of accelerated amortization methods. Amortization expense is projected to decrease by $1.0 million in 2016 as compared to 2015 as presented in Note 7, Other Intangible Assets, to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”. OREO expense decreased to $0.1 million in 2015 compared to $0.4 million during 2014 mostly due to the reduced number of OREO properties in 2015, as compared to 2014. Professional fees expense declined $0.3 million during 2015 as compared to 2014 primarily due to a decline in legal fees expense.

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

Income Taxes

2015 Compared to 2014

During the year ended December 31, 2015 income tax expense of $11.3 million was recognized compared to $6.2 million recognized in the year ending December 31, 2014.

The effective tax rate in 2015 was 33.4% compared to 31.6% in 2014. In 2015, the primary differences between the statutory rate of approximately 38.0% and the effective tax rate were tax-exempt income and state taxes. The increase in the effective tax rate during 2015 compared to 2014 was the result of tax-exempt income in 2015 representing a slightly smaller proportion of pretax income compared to 2014. For further information regarding differences between the effective tax rate and the actual tax rate, see Note 11, Income Taxes under Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”.

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

Financial Condition

At December 31, 2015, the Company had total assets of $2.4 billion, compared to $2.1 billion at December 31, 2014, representing a year-over-year increase of $243.7 million. As compared to December 31, 2014, total assets reflects an increase in loans, net of deferred costs and fees (including loans held for sale) of $273.1 million, or 17.7%, partially offset by a $24.8 million decrease in total investments and a $5.7 million decrease in cash. The increase in total assets was primarily funded by a $116.5 million increase in total deposits, a $113.5 million increase in repurchase agreements and borrowings, and a $14.7 million net increase in equity.

The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$26,711	$32,441	$28,077
Total investments	424,692	449,482	442,300
Total loans	1,814,536	1,541,434	1,320,424
Total assets	2,368,525	2,124,778	1,911,032
Earning assets	2,241,058	1,992,199	1,763,608
Deposits	1,801,845	1,685,324	1,528,457

Loans

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 10

	December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and
residential
real estate	$1,281,701	70.6%	$1,049,315	68.1%	$866,507	65.6%	$737,537	63.6%	$712,368	64.8%
Construction	107,170	5.9%	66,634	4.3%	77,657	5.9%	72,842	6.3%	44,087	4.0%
Commercial	323,552	17.8%	324,057	21.0%	271,843	20.6%	237,199	20.4%	223,479	20.3%
Consumer	66,288	3.7%	60,155	3.9%	60,932	4.6%	63,095	5.4%	67,538	6.1%
Other	35,570	2.0%	41,652	2.7%	43,821	3.3%	49,667	4.3%	52,495	4.8%
Total gross loans	1,814,281	100.0%	1,541,813	100.0%	1,320,760	100.0%	1,160,340	100.0%	1,099,967	100.0%
Less allowance for
loan losses	(23,000)		(22,490)		(21,005)		(25,142)		(34,661)
Deferred costs
and (fees)	255		(379)		(843)		(1,591)		(1,827)
Net loans, held
for investment	$1,791,536		$1,518,944		$1,298,912		$1,133,607		$1,063,479

For the year ended December 31, 2015, net loans held for investment, increased by $273.1 million. The 2015 net loan growth was primarily comprised of a $232.4 million increase in commercial and residential real estate loans, a $40.5 million increase in construction loans and a $6.2 million increase in consumer loans. The growth in loans was primarily the result of new customer relationships and utilization of existing lines of credit and commitments.

At December 31, 2015, the overall loan portfolio included 31.6% owner-occupied properties, including commercial and residential real estate; 16.7% retail and industrial properties, 11.6% office properties, 8.6% other commercial real estate properties; and 5.3% multi-family properties. We continue to have capacity to extend additional credit on commercial real estate loans and closely monitor the regulatory concentration ratios relative to the regulatory guidance discussed below.

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

The Bank’s total reported loans for construction, land development and other land represented 47% of capital at December 31, 2015 as compared to 49% of capital at December 31, 2014. This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans.  The Bank’s total reported commercial real estate loans to total capital is 356% at December 31, 2015, as compared to 324% of capital at December 31, 2014. This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans; however, the amount by which the ratio exceeds the guideline consists of loans with a better quality risk rating, supported by significantly better credit metrics in comparison to the Bank’s underwriting guidelines. The Bank’s commercial real estate portfolio increased by 52% in the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

With respect to geographic concentrations, most of our business activity is with customers in the state of Colorado. At December 31, 2015, we did not have any significant concentrations in any particular industry. During 2015 the Company’s energy loan portfolio decreased from $46.7 million at December 31, 2014 to $11.4 million at December 31, 2015 primarily as a result of management’s efforts to proactively reduce our direct exposure to the energy industry.

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 11

	December 31,
	2015	2014	2013

	(In thousands)
Beginning balance	$1,541,813	$1,321,267	$1,160,340
New credit extended	570,672	404,416	333,629
Net existing credit advanced	263,641	241,305	231,734
Net pay-downs and maturities	(562,221)	(424,193)	(399,066)
Charge-offs and other	376	(982)	(5,370)
Gross loans	1,814,281	1,541,813	1,321,267
Deferred costs and (fees)	255	(379)	(843)
Loans, net of deferred costs and fees	$1,814,536	$1,541,434	$1,320,424

Net change - loans outstanding	$273,102	$221,010	$161,675

Loan maturities

The following table shows the amounts of loans held for investment at December 31, 2015, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Borrowers have the right to prepay their loans with or without penalty, based on their specific loan agreement provisions. Demand notes or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes deferred costs and fees and loans held for sale.

Table 12

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate

	(In thousands)
Commercial and residential
real estate	$140,820	$435,367	$705,514	$1,281,701	$814,761	$326,120
Construction	54,907	46,786	5,477	107,170	19,664	32,599
Commercial	108,560	147,002	67,990	323,552	143,855	71,137
Consumer	5,884	18,103	42,301	66,288	9,485	50,919
Other	5,452	6,120	23,998	35,570	6,703	23,415
Total gross loans	$315,623	$653,378	$845,280	$1,814,281	$994,468	$504,190

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

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 13

	December 31,
	2015	2014

	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans, not restructured	$3,762	$941
Nonperforming troubled debt restructurings	10,712	11,676
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	$14,474	$12,617
Other real estate owned and foreclosed assets	674	2,175
Total nonperforming assets	$15,148	$14,792

Impaired Loans:
Nonperforming loans	$14,474	$12,617
Performing troubled debt restructurings	11,679	14,227
Allocated allowance for loan losses	(293)	(227)
Net carrying amount of impaired loans	$25,860	$26,617

Impaired loans with a valuation allowance	$11,890	$10,880
Impaired loans without a valuation allowance	14,263	15,964
Total impaired loans	$26,153	$26,844
Valuation allowance related to impaired loans	$293	$227
Valuation allowance as a percent of impaired loans	1.12%	0.85%

Nonperforming loans to loans, net of deferred costs and fees (1)	0.80%	0.82%
Nonperforming assets to total assets	0.64%	0.70%
Allowance for loan losses to nonperforming loans	158.91%	178.25%
________________________
(1) Loans, net of deferred costs and fees, exclude loans held for sale.

At December 31, 2015, nonperforming assets had increased $0.4 million to $15.1 million from $14.8 million at December 31, 2014. The $0.4 million increase in nonperforming assets as of December 31, 2015, as compared to December 31, 2014, was the result of three loans with an aggregate principal balance of $2.7 million which were moved to nonaccrual status during 2015, partially offset by a $1.5 million decline in OREO during the year. As of December 31, 2015, nonperforming loans included one out-of-state loan participation with a balance of $9.5 million.

At December 31, 2015, nonperforming loans were primarily comprised of approximately $11.9 million in commercial real estate loans (including the out-of-state participation detailed above). At December 31, 2014, nonperforming loans were primarily comprised of approximately $12.4 million in commercial real estate loans.

Our loss exposure on nonperforming loans is mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is computed based upon the related collateral value of the loans if the loan is collateral-dependent or based on the present value of expected cash flows if the loan does not qualify as collateral-dependent. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical collateral dispositions, changes in market conditions since the last valuation, and management’s expertise and knowledge of the client and the client’s business. Management reviews all real estate loan relationships in excess of $500,000 annually, or more frequently where risk categories or property conditions suggest a potentially significant decline in the property’s value. If management determines that such a decline exists, we obtain an updated appraisal. Similarly, upon the renewal, extension or refinancing of a real estate loan, we obtain an appraisal when management determines that there has been a significant decline in value. Appraisals are required in compliance with bank policy and applicable regulations. Generally speaking, appraisals are required for all new commercial real estate loans or loans secured by residential property in excess of $250,000; new business loans secured by real estate in excess of $1.0 million; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000. If an appraisal is not required, an internal evaluation is completed.

At December 31, 2015, approximately $1.0 million in additional funds was committed to be advanced in connection with a single performing impaired loan.

Additionally, at December 31, 2015, the book value of loans modified in troubled debt restructurings was $22.4 million compared to $25.9 million at December 31, 2014.

OREO was $0.7 million at December 31, 2015,  as compared to $2.2 million at December 31, 2014. The balance at December 31, 2015 was comprised of two separate properties both of which were land. The balance at December 31, 2014 was comprised of six separate properties of which $1.8 million was land and $0.4 million was commercial real estate.

The following table presents our nonperforming assets (including classified loans held for sale) at the dates indicated:

Table 14

	At December 31,
	2015	2014	2013	2012	2011

	(Dollars in thousands)
Nonaccrual loans, not restructured	$3,762	$941	$12,371	$9,033	$15,109
Nonperforming troubled debt restructurings	10,712	11,676	3,105	4,659	11,692
Accruing loans past due 90 days or more	-	-	-	224	6
Total nonperforming loans (NPLs)	14,474	12,617	15,476	13,916	26,807
Other real estate owned and foreclosed assets	674	2,175	4,493	19,580	29,027
Total nonperforming assets (NPAs)	$15,148	$14,792	$19,969	$33,496	$55,834

Performing troubled debt restructurings	$11,679	$14,227	$6,227	$3,838	$-

Selected ratios:
NPLs to loans, held for investment, net
of deferred costs and fees	0.80%	0.82%	1.17%	1.20%	2.44%
NPAs to total assets	0.64%	0.70%	1.04%	1.78%	3.30%

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

At December 31, 2015, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, had declined to $1.5 million as compared to $2.5 million at December 31, 2014; $5.7 million at December 31, 2013; $24.3 million at December 31, 2012 and $25.9 million at December 31, 2011.

The following table provides the allowance for loan losses allocated to troubled debt restructurings at the dates indicated:

Table 15

	December 31,
	2015	2014

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$11,679	$14,227
Allocated allowance for loan losses
on performing TDRs	(270)	(186)
Net investment in performing TDRs	$11,409	$14,041

Nonperforming TDRs	$10,712	$11,676
Allocated allowance for loan losses
on nonperforming TDRs	(6)	(22)
Net investment in nonperforming TDRs	$10,706	$11,654

The following table provides a rollforward of troubled debt restructurings for the years ended December 31, 2015 and December 31, 2014:

Table 16

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2014	$6,227	$3,105	$9,332
Principal repayments / advances	(4,548)	(1,714)	(6,262)
Charge-offs, net	-	(58)	(58)
New modifications	12,629	10,327	22,956
Loans removed from TDR Status	(65)	-	(65)
Transfers	(16)	16	-
Balance at December 31, 2014	$14,227	$11,676	$25,903
Principal repayments / advances	(3,565)	(956)	(4,521)
Charge-offs, net	-	(8)	(8)
New modifications	1,017	-	1,017
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at December 31, 2015	$11,679	$10,712	$22,391

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

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the recorded allowance balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses. If the amount calculated exceeds the recorded provision for loan losses, the excess would be credited to income as a credit provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 17

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(In thousands)
Balance, beginning of period	$22,490	$21,005	$25,142	$34,661	$47,069
Loan charge-offs:
Commercial and residential real estate	(14)	(21)	(5,455)	(3,504)	(12,407)
Construction	(7)	(2)	(325)	(1,283)	(5,421)
Commercial	(4)	(360)	(960)	(5,432)	(908)
Consumer	(12)	(38)	(35)	(79)	(119)
Other	(201)	(202)	(498)	(401)	(730)
Total loan charge-offs	(238)	(623)	(7,273)	(10,699)	(19,585)

Loan recoveries:
Commercial and residential real estate	258	1,385	1,558	838	1,257
Construction	26	349	734	2,184	517
Commercial	160	75	30	83	244
Consumer	29	27	33	51	52
Other	179	258	485	24	107
Total loan recoveries	652	2,094	2,840	3,180	2,177
Net loan recoveries (charge-offs)	414	1,471	(4,433)	(7,519)	(17,408)
Provision (credit) for loan losses	96	14	296	(2,000)	5,000
Balance, end of period	$23,000	$22,490	$21,005	$25,142	$34,661

Loans held for investment	$1,814,536	$1,541,434	$1,319,917	$1,158,749	$1,098,140
Average loans, held for investment	1,655,679	1,419,077	1,237,696	1,110,267	1,109,886
Nonperforming loans, held for investment	14,474	12,617	15,476	13,916	26,807

Selected ratios:
Net charge-offs to average loans,
held for investment	(0.03)%	(0.10)%	0.36%	0.68%	1.57%
Provision for the allowance for
loan losses to average loans,
held for investment	0.01%	0.00%	0.02%	(0.18)%	0.45%
Allowance for loan losses to
loans, held for investment	1.27%	1.46%	1.59%	2.17%	3.16%
Allowance for loan losses to nonperforming
loans, held for investment	158.91%	178.25%	135.73%	180.67%	129.30%

At December 31, 2015, the allowance for loan losses was $23.0 million, or 1.27% of total loans held for investment. This compares to an allowance for loan losses of $22.5 million, or 1.46% of total loans held for investment at December 31, 2014.

The $0.5 million increase in the allowance for loan losses during 2015 was primarily a result of the additional reserves needed on the net increase in loans of $273.1 million. The additional reserves attributed to growth in loans were partially offset by a decline in reserves tied to historical losses given the net recoveries recognized in 2015. Charge-offs are taken on loans when management determines, after review of all possible sources of repayment including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

Net charge-offs have an impact on the historical loss component of our allowance for loan losses computation. We utilize a rolling history of net charge-offs, incurred during the current credit cycle, to calculate our historical loss rate which is adjusted as necessary by management in consideration of various qualitative factors.

Approximately $0.3 million, or 1.3%, of the $23.0 million allowance for loan losses at December 31, 2015, relates to specific reserve allocations. This compares to a specific reserve of $0.2 million, or 1.0%, of the total allowance for loan losses at December 31, 2014. In addition to the specific reserve against impaired loans, the balance of impaired loans at December 31, 2015 and 2014 reflects a reduction of approximately $0.3 million and $0.6 million, respectively, related to previous partial charge-offs.

The general component of the allowance as a percent of overall loans, net of unearned loan fees, was 1.25% at December 31, 2015 as compared to 1.44% at December 31, 2014. The general component of the allowance as a percent of loans that were not impaired was 1.27% at December 31, 2015 as compared to 1.47% at December 31, 2014.  The decrease in the general component as a percent of loans, net of unearned loan fees, was due primarily to the impact of a reduced level of charge-offs on our general component calculation.

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

Table 18

	At December 31,
	2015		2014		2013		2012		2011
	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total

	(Dollars in thousands)
Commercial
and
residential
real estate	$11,824	51.4%	$11,323	50.4%	$10,214	48.6%	$12,586	50.1%	$25,450	73.4%
Construction	3,236	14.1%	3,424	15.2%	3,382	16.1%	2,760	11.0%	2,609	7.5%
Commercial	3,824	16.6%	3,813	17.0%	3,757	17.9%	5,612	22.3%	5,308	15.3%
Consumer	3,073	13.4%	2,844	12.6%	2,532	12.1%	2,839	11.3%	351	1.0%
Other	1,043	4.5%	1,086	4.8%	1,120	5.3%	1,345	5.3%	943	2.8%
Total	$23,000	100.0%	$22,490	100.0%	$21,005	100.0%	$25,142	100.0%	$34,661	100.0%

During 2015 and 2014, the majority of the allowance for loan losses remained allocable to real estate loans. This allocation was attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

Securities

We manage our investment portfolio principally to provide liquidity, to balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 19

	December 31,
	2015	2014	2013
	(In thousands)
Securities available for sale:
State and municipal	$34,713	$49,399	$41,085
Mortgage-backed - agency / residential	129,017	201,902	254,103
Mortgage-backed - private / residential	274	412	561
Asset-backed	-	8,708	22,503
Marketable equity	-	-	1,535
Trust preferred	17,806	18,075	26,096
Corporate	65,291	64,717	39,074
Collateralized loan obligations	8,330	2,933	-
Total securities available for sale	$255,431	$346,146	$384,957

Securities held to maturity:
State and municipal	54,853	35,223	28,015
Mortgage-backed - agency / residential	74,536	40,531	13,723
Asset-backed	19,372	12,760	-
Total securities held to maturity	$148,761	$88,514	$41,738

Bank stocks, at cost	$20,500	$14,822	$15,605

Securities available for sale are carried at fair value, while securities held to maturity and bank stocks are carried at historical cost.

The carrying value of our available for sale investment securities at December 31, 2015 was $255.4 million, compared to the December 31, 2014 carrying value of $346.1 million. At both December 31, 2015 and December 31, 2014, the effective duration of the investment securities portfolio was approximately 5.1 years. Purchase activity during 2015 in our available for sale portfolio included purchases of corporate bonds and collateralized loan obligations. The purchase activity during 2015 in our held to maturity investment portfolio included purchases of U.S. government sponsored agency mortgage-backed securities and rated municipal bonds. During 2015, sales activity in the available for sale portfolio included sales of U.S. government sponsored agency mortgage-backed securities and corporate bonds. During the first quarter of 2015, the Company reclassified, at fair value, approximately $49.1 million in available for sale mortgage-backed, asset-backed securities and municipal bonds to the held to maturity category. We made the strategic decision to transfer these securities to the held-to-maturity designation, primarily to limit future volatility in Accumulated Other Comprehensive Income caused by potential increases in benchmark interest rates.

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

Five municipal bond issuances were priced using significant unobservable inputs as of December 31, 2015, the largest of which is a revenue bond that had a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of December 31, 2015 was approximately equal to its par value.

At December 31, 2015, there were 88 individual securities in an unrealized loss position, consisting of 43 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 45 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At December 31, 2015, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At December 31, 2015 and December 31, 2014, we held $20.5 million and $14.8 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 19 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

The following table shows the maturities of investment securities at December 31, 2015, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 20

	At December 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

	(Dollars in thousands)
Securities available for sale:
State and municipal	$-	0.00%	$-	0.00%	$283	2.06%	$34,430	6.19%
Mortgage-backed - agency / residential	-	0.00%	-	0.00%	8,669	2.81%	120,348	2.28%
Mortgage-backed - private / residential	-	0.00%	-	0.00%	-	0.00%	274	3.03%
Trust preferred	-	0.00%	-	0.00%	-	0.00%	17,806	4.98%
Corporate	2,884	3.28%	43,360	2.78%	13,296	3.57%	5,751	3.90%
Collateralized loan obligations	-	0.00%	-	0.00%	6,371	2.59%	1,959	2.28%
Total securities available for sale	$2,884	3.28%	$43,360	2.78%	$28,619	3.11%	$180,568	3.34%

Securities held to maturity:
State and municipal	$1,653	3.83%	$2,477	5.57%	$21,125	3.87%	$29,598	4.65%
Mortgage-backed - agency / residential	-	0.00%	-	0.00%	47,134	2.32%	27,402	2.21%
Asset-backed	-	0.00%	-	0.00%	-	0.00%	19,372	2.13%
Total securities held to maturity	$1,653	3.83%	$2,477	5.57%	$68,259	2.80%	$76,372	3.14%
___________________
(1) Yield is computed on a fully-tax equivalent basis for municipal bands based on a marginal tax rate of 38.01%

Deposits

Total deposits were $1.8 billion at December 31, 2015, as compared to $1.7 billion at December 31, 2014.

At December 31, 2015, noninterest-bearing deposits constituted 34.0% of total deposits, as compared to 38.8% of total deposits at December 31, 2014. Noninterest-bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment. Our interest-bearing, non-maturing deposits; including NOW, money market and savings accounts, increased by $90.9 million to $930.3 million at December 31, 2015, as compared to $839.4 million at December 31, 2014. Time deposits as a percentage of total deposits were 14.4% at December 31, 2015 as compared to 11.4% at December 31, 2014. The overall cost of time deposits increased from 0.63% in 2014 to 0.79% in 2015, primarily as a result of offering longer-term time deposits to our local customer base combined with the purchase of $40.2 million in broker certificates of deposit at a weighted average rate of 1.17% during 2015.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 21

	At December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest-bearing:
Noninterest-bearing demand	$642,015	0.00%	$585,671	0.00%	$521,876	0.00%
Interest-bearing:
Interest-bearing demand and NOW	377,036	0.10%	342,696	0.10%	319,421	0.11%
Money market	376,061	0.24%	344,165	0.23%	321,641	0.30%
Savings	143,222	0.11%	123,201	0.11%	107,273	0.13%
Time	222,990	0.79%	187,121	0.63%	185,912	0.55%
Total interest-bearing deposits	1,119,309	0.29%	997,183	0.25%	934,247	0.27%
Total deposits	$1,761,324	0.18%	$1,582,854	0.16%	$1,456,123	0.17%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at the dates indicated:

Table 22

	At December 31,
	2015	2014

	(In thousands)
Due in three months or less	$13,320	$16,780
Due in three months through six months	15,431	11,748
Due in over six months through twelve months	42,822	24,726
Due in over twelve months	112,244	66,510
Total	$183,817	$119,764

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated:

Table 23

	At December 31,
	2015		2014		2013
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing demand	$642,015	36.45%	$585,671	37.00%	$521,876	35.84%
Interest-bearing demand
and NOW	377,036	21.41%	342,696	21.66%	319,421	21.93%
Money market	376,061	21.35%	344,165	21.74%	321,641	22.09%
Savings	143,222	8.13%	123,201	7.78%	107,273	7.37%
Time	222,990	12.66%	187,121	11.82%	185,912	12.77%
Total deposits	$1,761,324	100.00%	$1,582,854	100.00%	$1,456,123	100.00%

Overall, average time deposits increased by $35.9 million, or 19.2%, to $223.0 million for 2015 compared to $187.1 million for 2014. The ending balance of time deposits increased by $67.3 million to $259.1 million at December 31, 2015 compared to $191.9 million at December 31, 2014.

The December 31, 2015 time deposit balance includes approximately $78.4 million of brokered deposits. This balance was comprised of long-term brokered certificates of deposit maturing between 2017 and 2019, with the exception of $6.5 million which, matures in December 2016. These brokered deposits were purchased to secure a limited amount of longer-term fixed-rate funding. At December 31, 2014, time deposits included approximately

$38.4 million in brokered deposits, with maturities in 2017 and 2028. Brokered deposits comprised 4.4% of total deposits at December 31, 2015 compared to 2.3% at December 31, 2014.

At December 31, 2015, our average noninterest-bearing deposits increased $56.3 million, or 9.6% to $642.0 million, from $585.7 million as of December 31, 2014. Our noninterest-bearing deposits provide a key source of funding and contribute to our ability to maintain a low average cost of deposits.

Borrowings

Subordinated Debentures and Trust Preferred Securities

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

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. During the third quarter 2009 we deferred regularly scheduled interest payments on each series of our junior subordinated debentures. At December 31, 2015, the interest payments with respect to our two subordinated debentures were current.

The Company is not considered the primary beneficiary of these trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of each trust is included in other assets on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity on the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier 1 capital an amount of TruPS equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2015, the full $25.0 million of the trusts’ securities qualified as Tier 1 capital.

Under the Dodd-Frank Act and the joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, we expect our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

Other Borrowings

At December 31, 2015, our outstanding borrowings were $280.8 million as compared to $160.3 million at December 31, 2014.

The borrowings at December 31, 2015 consisted of $185.8 million in FHLB line of credit advances and $95.0 million in term notes with the FHLB at the Bank level.  In the fourth quarter 2014, as part of a strategic decision to reduce interest expense, management prepaid certain fixed rate FHLB advances bearing an average rate of interest of 3.07% with original maturities between November 2017 and January 2018. As a result of the prepayment, the Company incurred a prepayment penalty of approximately $5.5 million.

The FHLB term borrowings at December 31, 2015 consisted of two fixed-rate term notes and one variable-rate term note. A $20.0 million, fixed-rate term advance matures on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. A $50.0 million, fixed-rate term advance with an interest rate of 0.58% matures on June 24, 2016. A $25.0 million, variable-rate term advance with a current interest rate of 0.45% matures on August 5, 2016. This $25.0 million term advance will be renewed annually for the next four years under our five year forward starting balance sheet swap initiated in June 2014.

The total FHLB commitment, including balances outstanding, for borrowings at the FHLB for the term note and the line of credit at December 31, 2015 and December 31, 2014 was $454.7 million and $385.6 million, respectively. The increase in the total commitment was primarily due to the additional collateral pledged to the FHLB during 2015. The Bank has additional borrowing capacity of $173.9 million at December 31, 2015,  which can be utilized with term advances, line of credit advances or a combination of both.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.50%, Tier 1 capital to risk-weighted assets of at least 6.00%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.00% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses, and preferred stock) to risk-weighted assets of at least 8.00%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 150% for some loans, and adding the products together.

The following table provides the capital ratios of the Company and Bank as of the dates indicated, along with the applicable regulatory capital requirements:

Table 24

	Ratio at December 31, 2015	Ratio at December 31, 2014	Minimum Capital Requirement at December 31, 2015	Minimum Requirement for "Well-Capitalized" Institution at December 31, 2015
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	10.94%	N/A	4.50%	N/A
Guaranty Bank and Trust Company	11.96%	N/A	4.50%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.11%	12.60%	6.00%	N/A
Guaranty Bank and Trust Company	11.96%	12.33%	6.00%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.24%	13.85%	8.00%	N/A
Guaranty Bank and Trust Company	13.09%	13.58%	8.00%	10.00%

Leverage Ratio
Consolidated	10.68%	11.10%	4.00%	N/A
Guaranty Bank and Trust Company	10.55%	10.86%	4.00%	5.00%

At December 31, 2015, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated total risk-based capital ratio, our Tier 1 risk-based capital ratio and our leverage ratio declined as compared to December 31, 2014, primarily due an increase in risk-weighted assets during 2015, driven by loan growth and new risk-weighting requirements under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, which became effective in the first quarter 2015.

Liquidity

The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At December 31, 2015, the Company had $26.7 million of cash and cash equivalents. Further, the Bank had $9.6 million of excess pledging related to customer accounts that required collateral at December 31, 2015 and $227.7 million of unencumbered securities that were available for pledging. When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve, and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2015, the Bank had approximately $173.9 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks, and $6.0 million of availability with the Federal Reserve discount window.

At December 31, 2015, the Bank had $78.4 million of brokered deposits, of which $6.5 million will mature in the fourth quarter 2016, $8.3 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $29.7 million will mature during 2018 and $13.2 million will mature during 2019 and 2020. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of December 31, 2015, the holding company had approximately $3.7 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2018.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May, 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November of 2013. In February 2014, we increased the quarterly cash dividend to 5 cents per share and paid quarterly stockholder dividends at this level through the fourth quarter 2014. Beginning in February 2015, we increased the quarter cash dividend to 10 cents per share.

On February 2, 2016 the Company’s Board of Directors declared a quarterly cash dividend of 11.5 cents per share, payable on February 19, 2016 to stockholders of record on February 12, 2016.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At December 31, 2015, interest payments on our two trust preferred financings were current.

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

The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2015:

Table 25

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

	(In thousands)
Contractual Obligations
Subordinated debentures	$25,774	$-	$-	$-	$25,774
Federal home loan bank obligations	95,000	75,000	20,000	-	-
Operating lease obligations	10,451	1,366	2,424	2,184	4,477
Total contractual obligations	$131,225	$76,366	$22,424	$2,184	$30,251

Off Balance Sheet Commitments
Commitments to extend credit:
Variable	$307,463	$166,889	$61,026	$30,634	$48,914
Fixed	61,184	9,366	29,540	2,455	19,823
Total commitments to extend credit	368,647	176,255	90,566	33,089	68,737

Standby letters of credit	8,857	8,702	155	-	-
Total off balance sheet commitments	$377,504	$184,957	$90,721	$33,089	$68,737

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

The Company has entered into interest rate swap contracts to mitigate interest rate risk attributed to its current mix of assets and liabilities. These interest rate swaps are accounted for as cash flow hedges and are marked to market through Other Comprehensive Income (“OCI”). The fluctuations in market value related to these interest rate swaps are generally in the opposite direction of fluctuations in market value related to our available for sale investment portfolio allowing us to mitigate the impact of market value fluctuations on OCI.

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

As of December 31, 2015, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $2.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted $5.1 million in collateral as of December 31, 2015 in relation to these thresholds. If the Company had breached any of these provisions at December 31, 2015, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the projected net interest income increase or decrease over the next 12 months as of December 31, 2015 and December 31, 2014:

Table 26

Market Risk:

	Annualized Net Interest Income
	December 31, 2015	December 31, 2014
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$49	$1,575
200	207	1,270
100	(22)	582
Static	-	-
(100)	(1,531)	(1,697)
(200)	(1,304)	(1,777)
(300)	N/M	N/M
N/M = not meaningful

During 2015, we have continued to move toward a less asset sensitive balance sheet as compared to December 31, 2014 in an effort to maximize current earnings. At December 31, 2015, we are positioned to have a short-term favorable interest income impact in the event of an immediate 300 or 200 basis point increase in market interest rates. An immediate 100 basis point increase in market interest rates is projected to have an immaterial impact on our net interest margin in the first 12 months after the increase. Our slight asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is slightly asset sensitive. At December 31, 2015, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At December 31, 2015, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 25 and 50 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 25 to 50 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

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

As of December 31, 2015, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014, included in the Annual Report on Form 10-K filed February 17, 2016, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

            /s/ Paul W. Taylor            /s/ Christopher G. Treece

Paul W. Taylor                                             Christopher G. Treece

President, Chief Executive Officer                                                  Executive Vice President, Chief

and Director Financial Officer and Secretary

February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 17, 2016

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$26,711	$32,441

Securities available for sale, at fair value	255,431	346,146
Securities held to maturity (fair value of $150,122 and $90,809 at
December 31, 2015 and December 31, 2014)	148,761	88,514
Bank stocks, at cost	20,500	14,822
Total investments	424,692	449,482

Loans, held for investment, net of deferred costs and fees	1,814,536	1,541,434
Less allowance for loan losses	(23,000)	(22,490)
Net loans, held for investment	1,791,536	1,518,944

Premises and equipment, net	48,308	45,937
Other real estate owned and foreclosed assets	674	2,175
Other intangible assets, net	5,173	7,154
Bank-owned life insurance	48,909	42,456
Other assets	22,522	26,189
Total assets	$2,368,525	$2,124,778

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$612,371	$654,051
Interest-bearing demand and NOW	381,834	326,748
Money market	397,371	374,063
Savings	151,130	138,588
Time	259,139	191,874
Total deposits	1,801,845	1,685,324

Securities sold under agreement to repurchase and federal funds purchased	26,477	33,508
Federal Home Loan Bank term notes	95,000	20,000
Federal Home Loan Bank line of credit borrowing	185,847	140,300
Subordinated debentures	25,774	25,774
Interest payable and other liabilities	11,943	12,933
Total liabilities	2,146,886	1,917,839

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	712,310	709,341
Accumulated deficit	(382,147)	(396,172)
Accumulated other comprehensive loss	(4,805)	(3,127)
Treasury stock, at cost, 2,287,744 and 2,248,033 shares, respectively	(103,743)	(103,127)
Total stockholders’ equity	221,639	206,939
Total liabilities and stockholders’ equity	$2,368,525	$2,124,778
____________________

(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 23,992,596 shares issued and 21,704,852 shares outstanding at December 31, 2015 (includes 590,755 shares of unvested restricted stock); 23,876,906 shares issued and 21,628,873 shares outstanding at December 31, 2014 (includes 620,075 shares of unvested restricted stock).

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	December 31,
	2015	2014	2013

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$70,188	$62,819	$57,435
Investment securities:
Taxable	8,325	9,178	9,432
Tax-exempt	2,852	2,708	2,990
Dividends	959	807	664
Federal funds sold and other	6	8	117
Total interest income	82,330	75,520	70,638
Interest expense:
Deposits	3,207	2,464	2,490
Securities sold under agreement to repurchase and
federal funds purchased	45	40	49
Borrowings	1,285	3,403	3,407
Subordinated debentures	814	800	1,122
Total interest expense	5,351	6,707	7,068
Net interest income	76,979	68,813	63,570
Provision for loan losses	96	14	296
Net interest income, after provision for loan losses	76,883	68,799	63,274
Noninterest income:
Deposit service and other fees	8,941	9,066	8,825
Investment management and trust	5,189	4,380	2,904
Increase in cash surrender value of life insurance	1,758	1,295	1,018
Gain (loss) on sale of securities	132	28	(11)
Gain on sale of SBA loans	824	798	725
Other	336	1,128	338
Total noninterest income	17,180	16,695	13,799
Noninterest expense:
Salaries and employee benefits	33,564	32,766	29,581
Occupancy expense	6,312	6,308	6,289
Furniture and equipment	3,007	2,759	2,943
Amortization of intangible assets	1,981	2,506	2,818
Other real estate owned, net	80	367	(1,160)
Insurance and assessments	2,398	2,355	2,519
Professional fees	3,220	3,520	3,618
Prepayment penalty on debt extinguishment	-	5,459	629
Impairment of long-lived assets	122	186	-
Other general and administrative	9,655	9,520	9,451
Total noninterest expense	60,339	65,746	56,688
Income before income taxes	33,724	19,748	20,385
Income tax expense	11,270	6,236	6,356
Net income	$22,454	$13,512	$14,029

Earnings per common share–basic: (1)	$1.07	$0.64	$0.67
Earnings per common share–diluted: (1)	1.06	0.64	0.67
Dividends declared per common share: (1)	0.40	0.20	0.08

Weighted average common shares outstanding-basic: (1)	21,065,590	20,957,702	20,867,064
Weighted average common shares outstanding-diluted: (1)	21,272,336	21,086,543	20,951,237
____________________

(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	December 31,
	2015	2014	2013

Net income	$22,454	$13,512	$14,029
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(1,971)	11,213	(20,123)
Income tax effect	750	(4,262)	7,649
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	427	205	-
Income tax effect	(162)	(78)	-
Reclassification adjustment for net losses (gains) included
in net income during the period	(132)	(28)	11
Income tax effect	50	11	(4)
Change in fair value of derivatives during the period	(1,250)	(1,991)	562
Income tax effect	475	757	(214)
Reclassification adjustment of losses (gains) included in net income
on derivatives during the period	218	-	-
Income tax effect	(83)	-	-
Other comprehensive income (loss)	(1,678)	5,827	(12,119)
Total comprehensive income	$20,776	$19,339	$1,910

See “Notes to Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding (1)	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2013	21,169,521	$705,389	$(102,397)	$(417,957)	$3,165	$188,200
Net income	-	-	-	14,029	-	14,029
Other comprehensive loss	-	-	-	-	(12,119)	(12,119)
Stock compensation awards, net of forfeitures	155,640	-	-	-	-	-
Stock based compensation, net	-	1,125	-	-	-	1,125
Repurchase of common stock	(21,454)	-	(275)	-	-	(275)
Dividends paid	-	-	-	(1,566)	-	(1,566)
Balance, December 31, 2013	21,303,707	706,514	(102,672)	(405,494)	(8,954)	189,394

Net income	-	-	-	13,512	-	13,512
Other comprehensive income	-	-	-	-	5,827	5,827
Stock compensation awards, net of forfeitures	357,742	-	-	-	-	-
Stock based compensation, net	-	2,454	-	-	-	2,454
Tax effect of restricted stock vestings		397	-	-	-	397
Repurchase of common stock	(32,576)	-	(455)	-	-	(455)
Dividends paid	-	-	-	(4,190)	-	(4,190)
Balance, December 31, 2014	21,628,873	709,365	(103,127)	(396,172)	(3,127)	206,939

Net income	-	-	-	22,454	-	22,454
Other comprehensive loss	-	-	-	-	(1,678)	(1,678)
Stock compensation awards, net of forfeitures	115,690	-	-	-	-	-
Stock based compensation, net	-	2,739	-	-	-	2,739
Tax effect of restricted stock vestings	-	230	-	-	-	230
Repurchase of common stock	(39,711)	-	(616)	-	-	(616)
Dividends paid	-	-	-	(8,429)	-	(8,429)
Balance, December 31, 2015	21,704,852	$712,334	$(103,743)	$(382,147)	$(4,805)	$221,639

(1)	Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income	$22,454	$13,512	$14,029
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	4,728	5,069	4,915
Net amortization on investment and loan portfolios	530	1,691	316
Provision for loan losses	96	14	296
Impairment of long-lived assets	122	186	-
Stock compensation, net	2,739	2,454	1,125
Dividends on bank stocks	(504)	(385)	(257)
Increase in cash surrender value of life insurance	(1,453)	(1,046)	(859)
Gain on sale of securities and SBA loans	(956)	(826)	(714)
Landlord cash allowance	934	37	-
Prepayment penalty on debt extinguishment	-	5,459	629
Loss on the sale of other assets	18	7	100
Origination of SBA loans with intent to sell	(6,538)	(3,078)	(3,290)
Proceeds from the sale of SBA loans originated with intent to sell	8,038	4,333	4,604
Loss (gain), net, and valuation adjustments on real estate owned	42	210	(1,215)
Net change in:
Interest receivable and other assets	(1,120)	(3,650)	(217)
Net deferred income tax assets	4,105	2,120	5,741
Interest payable and other liabilities	47	1,765	1,136
Net cash from operating activities	33,282	27,872	26,339
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	61,276	67,604	77,481
Purchases	(22,561)	(36,985)	(104,217)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	19,047	17,824	8,818
Purchases	(35,320)	(27,979)	(16,646)
Loan originations and purchases, net of principal collections	(274,313)	(224,347)	(163,263)
Redemption of time deposits with banks	-	-	8,000
Cash outlays related to acquisitions	(1,457)	(2,386)	(452)
Purchase of bank-owned life insurance contracts	(5,000)	(10,000)	(15,000)
Proceeds from sale of other assets	1,293	-
Proceeds from sales of other real estate owned and foreclosed assets	1,427	2,240	10,926
Proceeds from sale of SBA loans transferred to held for sale	589	4,661	3,386
Additions to premises and equipment	(5,136)	(427)	(3,359)
Net cash from investing activities	(260,155)	(209,795)	(194,326)
Cash flows from financing activities:
Net change in deposits	116,521	156,867	73,701
Repayment of Federal Home Loan Bank term notes	-	(95,459)	(163)
Net change in borrowings on Federal Home Loan Bank line of credit	45,547	120,300	20,000
Proceeds from issuance of debt	75,000	-	-
Redemption of subordinated debentures	-	-	(16,094)
Cash dividends on common stock	(8,429)	(4,190)	(1,566)
Tax effect of restricted stock vesting	151	-	-
Net change in repurchase agreements and federal funds purchased	(7,031)	9,224	(42,756)
Repurchase of common stock	(616)	(455)	(275)
Net cash from financing activities	221,143	186,287	32,847
Net change in cash and cash equivalents	(5,730)	4,364	(135,140)
Cash and cash equivalents, beginning of period	32,441	28,077	163,217
Cash and cash equivalents, end of period	$26,711	$32,441	$28,077

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$5,484	$6,932	$7,594
Income taxes paid	7,262	5,301	711
Supplemental disclosure of noncash activities:
Financing of the sale of other real estate owned	-	-	8,576
Loans transferred to other real estate owned and foreclosed assets	-	132	2,386
Securities transferred to other real estate owned and foreclosed assets	-	-	814
Loans transferred to loans held for sale	-	4,269	3,560
Reclassification of available for sale securities into held to maturity	49,084	41,629	-
Securities sold or called, not yet settled	-	-	21,917
Securities purchased, not yet settled	-	-	3,839

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)Organization

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

(2)Summary of Significant Accounting Policies

(a)Nature of Operations and Principles of Consolidation

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado, including accepting time and demand deposits and originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank together with its wholly owned subsidiaries, Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized according to the effective interest method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The investments in bank stocks are reviewed by management quarterly for potential OTTI. This quarterly review considers the credit quality of the institution, the institution’s ability to repurchase shares and the Company’s carrying value in the shares relative to the share’s book value. Based on these reviews, management concluded that there was no impairment during 2015, 2014 and 2013.

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

The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days past due unless the loan is well secured and in process of collection. The time at which a loan enters past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cost-recovery or cash-basis method, until the loan qualifies for a return to the accrual-basis method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero, with payments received being applied first to the principal balance of the loan. Under the cash-basis method, interest income is recognized when the payment is received in cash. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments are reasonably assured.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g)Allowance for Loan Losses and Allowance for Unfunded Commitments

The allowance for loan losses or “the allowance” is a valuation allowance for probable incurred loan losses and is reported as a reduction of outstanding loan balances.

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance at a level that it deems appropriate to adequately provide for probable incurred losses in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

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

The Company recognizes a liability in relation to unfunded commitments that is intended to represent the estimated future losses on commitments. In calculating the amount of this liability, management considers the amount of the Company’s off-balance sheet commitments, estimated utilization factors and loan specific

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

risk factors. The Company’s liability for unfunded commitments is calculated quarterly and the liability is included under “other liabilities” in the consolidated balance sheet.

(h)Loans Held for Sale

Particular loans may be considered “held for sale” as of the Company’s balance sheet date. The Company routinely sells SBA guaranteed loans, and historically has designated select classified or nonaccrual loans as held-for-sale as part of its strategy to dispose of these non-earning assets. Once the decision is made to sell a loan, the loan is designated as held for sale and carried at the lower of cost or fair value, with any required write-down being taken at the time of the reclassification.

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

(k)Premises and Equipment

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

(l)Bank Stocks

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing such valuations, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

intangible assets are amortized to expense over their estimated useful life, which has been estimated to be ten years. As of December 31, 2015 the Company had recognized two customer relationship intangible assets as a result of the acquisition of PCM on July 31, 2012 and CHIA on July 16, 2014.

(n)Impairment of Long-Lived Assets

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. In 2014, The Company recognized $186,000 in impairment charges on a branch facility that was held for sale and included in “other assets” in the December 31, 2014 consolidated balance sheet. During 2015 the branch facility was sold, subsequent to a $122,000 impairment recognized by the Company in 2015. As of December 31, 2015 the Company had no long-lived assets classified as held-for-sale.

(o)Derivative Instruments

The Company records all derivatives on its consolidated balance sheets at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the derivative’s likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). To date, the Company has entered into cash flow hedges and stand-alone derivative agreements but has not entered into any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any portion of the cash flow hedge not deemed highly effective in hedging the changes in expected cash flows of the hedged item is recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2015, the Company had granted stock awards under both the Incentive Plan and the 2015 plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of three to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is December 31, 2018. At December 31, 2015, certain performance stock awards were expected to vest prior to their expiration. Should expectations of future financial performance change, expense to be recognized in future periods could be impacted.

(q)Stock Repurchase Plan

On February 2, 2016, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. The repurchase program had been scheduled to expire 12 months from the date of its announcement and, as extended, the program is scheduled to expire on April 2, 2017. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program.

(r)Bank-Owned Life Insurance

The Bank has life insurance policies on certain key executives and former key executives. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date,  which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

(s)Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At December 31, 2015 and December 31, 2014, the Company had a net deferred tax asset of $7,912,000 and $10,988,000, respectively, which includes the deferred tax asset associated with the net unrealized gain “loss” on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of December 31, 2015 it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of December 31, 2015 or December 31, 2014.

The Company and the Bank are subject to U.S. federal income tax and State of Colorado income tax. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2012 and is no longer subject to examination by the State for years before 2011. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2015 and December 2014, the Company did not have any amounts accrued for interest or penalties.

(t)Segments of an Enterprise and Related Information

The Company operates as a single segment. The operating information used by the Company’s Chief Executive Officer for purposes of assessing performance and making operating decisions impacting the Company is the consolidated financial data presented in this report. For the years ended 2015 and 2014, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

(u)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Year Ended December 31,
	2015	2014	2013

Average common shares outstanding (1)	21,065,590	20,957,702	20,867,064
Effect of dilutive unvested stock grants (1) (2)	206,746	128,841	84,173
Average shares outstanding for calculated
diluted earnings per common share	21,272,336	21,086,543	20,951,237
_____________

(1) Share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

(2) Unvested stock grants representing 590,755 shares at December 31, 2015 had a dilutive impact of 206,746 shares in the diluted earnings per share calculation.  Unvested stock grants representing 620,075 shares at December 31, 2014 had a dilutive impact of 128,841 shares in the diluted earnings per share calculation. Unvested stock grants representing 386,525 shares at December 31, 2013 had a dilutive impact of 84,173 shares in the diluted earnings per share calculation.

(v)Dividend Restrictions

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

On February 2, 2016 the Company announced that its Board of Directors declared a quarterly cash dividend of 11.5 cents per share, payable on February 19, 2016 to stockholders of record on February 12, 2016.

(w)Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 “Fair Value Measurements and Fair Value of Financial

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Instruments”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

(x)Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies are more fully disclosed in Note 14 “Legal Contingencies”.

(y)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In June 2014 the Financial Accounting Standards Board (the “FASB”) issued accounting standards update 2014-11 Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. As a result of the update, repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financings will be accounted for in the same manner as repurchase agreements, namely, as secured borrowings. The update also requires additional disclosures for repurchase agreements and other instruments accounted for as secured borrowings. The provisions of this update were reflected in the Company’s reporting beginning in the second quarter 2015. The requirements of this update have not impacted the Company’s financial position, results of operations or cash flows but rather resulted in enhanced disclosures surrounding securities pledged to the Company’s repurchase agreements.

Recently Issued but not yet Effective Accounting Standards:

In May 2014 the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. After a recent one-year deferral of the effective date, the amendments of the update are to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015 the FASB issued accounting standards update 2015-16 Simplifying the Accounting for Measurement-Period Adjustments. The update requires acquirers to adjust provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, rather than retrospectively adjusting previously reported information. Additional disclosure of the impact of measurement period adjustments on current year earnings will also be required. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2015.

In January 2016 the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(z)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.  Share and per share amounts have been adjusted to reflect the Company’s 1-for-5 reverse stock split on May 20, 2013.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss)(“AOCI”) were as follows as of the dates presented:

	December 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,713	$20	$-	$34,693
Mortgage-backed - agency / residential	129,017	1,081	(1,929)	129,865
Mortgage-backed - private / residential	274	-	(10)	284
Trust preferred	17,806	100	(2,294)	20,000
Corporate	65,291	660	(389)	65,020
Collateralized loan obligations	8,330	-	(148)	8,478
Total securities available for sale	$255,431	$1,861	$(4,770)	$258,340

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$49,399	$71	$(293)	$49,621
Mortgage-backed - agency / residential	201,902	2,027	(2,063)	201,938
Mortgage-backed - private / residential	412	-	-	412
Asset-backed	8,708	-	(280)	8,988
Trust preferred	18,075	175	(2,100)	20,000
Corporate	64,717	956	(49)	63,810
Collateralized loan obligations	2,933	-	-	2,933
Total securities available for sale	$346,146	$3,229	$(4,785)	$347,702

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows as of the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
December 31, 2015:
State and municipal	$55,812	$1,349	$(390)	$54,853
Mortgage-backed - agency / residential	74,692	767	(611)	74,536
Asset-backed	19,618	273	(27)	19,372
	$150,122	$2,389	$(1,028)	$148,761

December 31, 2014:
State and municipal	$36,051	$923	$(95)	$35,223
Mortgage-backed - agency / residential	41,734	1,203	-	40,531
Asset-backed	13,024	264	-	12,760
	$90,809	$2,390	$(95)	$88,514

The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
Proceeds	$27,985	$11,570	$35,347
Gross gains	217	45	197
Gross losses	(85)	(17)	(208)
Net tax expense related to gains
(losses) on sale	50	11	(4)

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at December 31, 2015 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
December 31, 2015	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$2,884	$2,878
Due after one year through five years	43,360	42,820
Due after five years through ten years	13,579	13,603
Due after ten years	57,987	60,412
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	117,810	119,713
Mortgage-backed and collateralized
loan obligations	137,621	138,627
Total securities available for sale	$255,431	$258,340

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Held to Maturity
December 31, 2015	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$1,654	$1,653
Due after one year through five years	2,489	2,477
Due after five years through ten years	21,424	21,125
Due after ten years	30,245	29,598
Total HTM, excluding MBS and asset-backed	55,812	54,853
Mortgage-backed and asset-backed	94,310	93,908
Total securities held to maturity	$150,122	$148,761

Securities with carrying values of $168,723,000 and $251,136,000 were pledged at December 31, 2015 and 2014, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. At December 31, 2015, approximately $227,749,000 of securities were available for pledging. At December 31, 2014, approximately $185,820,000 of securities were available for pledging.

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
Mortgage-backed - agency /
residential	$56,204	$(800)	$31,755	$(1,129)	$87,959	$(1,929)
Mortgage-backed - private /
residential	274	(10)	-	-	274	(10)
Trust preferred	-	-	7,706	(2,294)	7,706	(2,294)
Corporate	27,176	(389)	-	-	27,176	(389)
Collateralized loan obligations	8,330	(148)	-	-	8,330	(148)

Held to maturity:
State and municipal	6,726	(351)	10,056	(102)	16,782	(453)
Mortgage-backed - agency /
residential	39,280	(781)	25,838	(820)	65,118	(1,601)
Asset-backed	-	-	19,618	(438)	19,618	(438)
Total temporarily impaired	$137,990	$(2,479)	$94,973	$(4,783)	$232,963	$(7,262)

The table above presents unrealized losses on held to maturity securities since the date of the securities purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an OTTI for a  security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time.  There were no accumulated credit losses on any of the Company’s securities as of December 31, 2015.

At December 31, 2015, there were 88 individual securities in an unrealized loss position, including 43 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 45 securities in an unrealized loss position and has determined

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. Management determined that the decrease in the number of securities in an unrealized loss position in excess of 12 months from 75 securities at December 31, 2014 to the 43 securities at December 31, 2015 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position increased from 84 individual securities at December 31, 2014 to 88 securities at December 31, 2015. At December 31, 2015 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At December 31, 2015 and December 31, 2014, the Company’s unrated municipal bonds comprised approximately 13.8% and 14.7%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At December 31, 2015,  a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 10.9% of total stockholders’ equity. This amortizing tax-exempt bond was issued by a hospital in the Company’s footprint and is secured by a pledge of revenues and a  deed of trust from the hospital, carries an interest rate of 4.75% and matures on December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of December 31, 2015 and December 31, 2014 approximated its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2015, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms, including a partial redemption in 2013 in advance of the contractual repayment schedule. The hospital has evidenced sufficient cash flow to service the debt.

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

At December 31, 2014, there were 84 individual securities in an unrealized loss position, including 75 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management evaluated these securities in addition to the remaining nine securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At December 31, 2014 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)Bank Stocks

The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investments in these instruments at December 31, 2015 and December 31, 2014 were as follows:

	2015	2014

	(In thousands)
Federal Reserve Bank of Kansas City	$7,104	$6,710
Federal Home Loan Bank of Topeka	12,638	7,354
Other bank stocks securities	758	758
Totals	$20,500	$14,822

(5)Loans

A summary of loans held for investment by loan type is included in the following table:

	December 31,	December 31,
	2015	2014

	(In thousands)
Commercial and residential real estate	$1,281,701	$1,049,315
Construction	107,170	66,634
Commercial	323,552	324,057
Agricultural	9,294	10,625
Consumer	66,288	60,155
SBA	25,645	30,025
Other	631	1,002
Total gross loans	1,814,281	1,541,813
Deferred costs and (fees)	255	(379)
Loans, held for investment, net of deferred costs and fees	1,814,536	1,541,434
Less allowance for loan losses	(23,000)	(22,490)
Net loans, held for investment	$1,791,536	$1,518,944

During 2015 the Company purchased $50.1 million in performing loans included in our Real Estate portfolio segment. No loans were purchased in 2014. At December 31, 2015, none of the loans purchased during the year were impaired.

Activity in the allowance for loan losses for the periods indicated is as follows:

	Year Ended December 31,
	2015	2014	2013

Balance, beginning of period	$22,490	$21,005	$25,142
Provision for loan losses	96	14	296
Loans charged-off	(238)	(623)	(7,273)
Recoveries on loans previously
charged-off	652	2,094	2,840
Balance, end of period	$23,000	$22,490	$21,005

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of December 31, 2015 and December 31, 2014. In addition, the table also provides a rollforward by portfolio segment of the allowance for loan losses for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2013	$19,550	$76	$5,516	$25,142
Charge-offs	(5,780)	(35)	(1,458)	(7,273)
Recoveries	2,292	33	515	2,840
Provision (credit)	2,413	(22)	(2,095)	296
Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005

Balance as of December 31, 2013	$18,475	$52	$2,478	$21,005
Charge-offs	(23)	(38)	(562)	(623)
Recoveries	1,734	27	333	2,094
Provision (credit)	(579)	(2)	595	14
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490

Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(21)	(12)	(205)	(238)
Recoveries	284	29	339	652
Provision (credit)	436	15	(355)	96
Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000

Balances at December 31, 2015:

Allowance for Loan Losses
Individually evaluated	$282	$-	$11	$293
Collectively evaluated	20,024	71	2,612	22,707
Total	$20,306	$71	$2,623	$23,000

Loans
Individually evaluated	$23,846	$2	$2,305	$26,153
Collectively evaluated	1,489,211	5,716	293,456	1,788,383
Total	$1,513,057	$5,718	$295,761	$1,814,536

Balances at December 31, 2014:

Allowance for Loan Losses
Individually evaluated	$224	$1	$2	$227
Collectively evaluated	19,383	38	2,842	22,263
Total	$19,607	$39	$2,844	$22,490

Loans
Individually evaluated	$26,751	$25	$68	$26,844
Collectively evaluated	1,230,289	2,799	281,502	1,514,590
Total	$1,257,040	$2,824	$281,570	$1,541,434

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

December 31, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$12,756	$14,472	$-	$14,194	$242
Construction	986	986	-	789	-
Commercial	-	-	-	19	-
Consumer	271	310	-	307	5
Other	250	588	-	171	-
Total	$14,263	$16,356	$-	$15,480	$247

Impaired loans with a related allowance:
Commercial and residential real estate	$10,232	$10,472	$268	$9,989	$388
Construction	-	-	-	-	-
Commercial	1,204	1,220	11	492	18
Consumer	454	529	14	493	13
Other	-	-	-	-	-
Total	$11,890	$12,221	$293	$10,974	$419

Total impaired loans:
Commercial and residential real estate	$22,988	$24,944	$268	$24,183	$630
Construction	986	986	-	789	-
Commercial	1,204	1,220	11	511	18
Consumer	725	839	14	800	18
Other	250	588	-	171	-
Total impaired loans	$26,153	$28,577	$293	$26,454	$666

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$15,329	$16,874	$-	$18,792	$220
Construction	-	-	-	-	-
Commercial	93	103	-	265	10
Consumer	374	391	-	297	10
Other	168	615	-	236	-
Total	$15,964	$17,983	$-	$19,590	$240

Impaired loans with a related allowance:
Commercial and residential real estate	$10,274	$10,507	$201	$3,818	$425
Construction	-	-	-	-	-
Commercial	67	330	2	248	5
Consumer	539	595	24	673	14
Other	-	-	-	68	-
Total	$10,880	$11,432	$227	$4,807	$444

Total impaired loans:
Commercial and residential real estate	$25,603	$27,381	$201	$22,610	$645
Construction	-	-	-	-	-
Commercial	160	433	2	513	15
Consumer	913	986	24	970	24
Other	168	615	-	304	-
Total impaired loans	$26,844	$29,415	$227	$24,397	$684

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$653	$-	$11,905	$12,558	$1,281,881
Construction	-	-	986	986	107,185
Commercial	1,147	-	874	2,021	323,598
Consumer	291	-	459	750	66,297
Other	-	-	250	250	35,575
Total	$2,091	$-	$14,474	$16,565	$1,814,536

December 31, 2014	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$92	$-	$11,872	$11,964	$1,049,057
Construction	-	-	-	-	66,618
Commercial	1,080	-	18	1,098	323,977
Consumer	66	-	559	625	60,140
Other	143	-	168	311	41,642
Total	$1,381	$-	$12,617	$13,998	$1,541,434

If nonaccrual loans outstanding during 2015, 2014 and 2013 had been current in accordance with their original terms, $586,000,  $657,000 and $1,058,000 would have been recorded in incremental gross interest income during

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2015, 2014 and 2013, respectively. The income recognized on nonaccrual loans prior to impairment during the years ended December 31, 2015, 2014 and 2013 was $90,000,  $5,000 and $249,000 respectively. During the fourth quarter of 2015 the Company’s largest nonaccrual loan was moved to the cash basis of accounting due to continued receipt of contractual payments and $118,000 of interest income was recognized on this loan. No other cash basis income was recognized in 2015, 2014 or 2013.

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

December 31, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,260,134	$106,184	$322,650	$65,365	$34,194	$1,788,527
Substandard	21,567	986	902	923	1,376	25,754
Doubtful	-	-	-	-	-	-
Subtotal	1,281,701	107,170	323,552	66,288	35,570	1,814,281
Less: Deferred costs and (fees)	180	15	46	9	5	255
Loans, held for investment, net
of deferred costs and fees	$1,281,881	$107,185	$323,598	$66,297	$35,575	$1,814,536

December 31, 2014	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,027,792	$66,634	$322,920	$58,941	$40,430	$1,516,717
Substandard	21,523	-	1,137	1,214	1,222	25,096
Doubtful	-	-	-	-	-	-
Subtotal	1,049,315	66,634	324,057	60,155	41,652	1,541,813
Less: Deferred costs and (fees)	(258)	(16)	(80)	(15)	(10)	(379)
Loans, held for investment, net
of deferred costs and fees	$1,049,057	$66,618	$323,977	$60,140	$41,642	$1,541,434

The book balance of TDRs at December 31, 2015 and December 31, 2014 was $22,391,000 and  $25,903,000, respectively. Management established approximately $276,000 and $208,000 in specific reserves with respect to these loans as of December 31, 2015 and December 31, 2014. At December 31, 2015 the Company had an additional $953,000 committed on loans classified as troubled debt restructurings. At December 31, 2014, the Company had additional $1,038,000 committed on loans classified as troubled debt restructurings.

During the year ended December 31, 2015, the terms of five loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

renewal of a loan with a stated interest rate below market; an extension of maturity; or a restructure of payment terms. As a result of these modifications, the Company did not recognize any additional charge-offs during 2015.

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

The following tables present loans by class modified as troubled debt restructurings that occurred during the years indicated:

Year Ended December 31, 2015:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	1	$715	$715
Construction	-	-	-
Commercial	3	300	300
Consumer	1	2	2
Other	-	-	-
Total	5	$1,017	$1,017

Year Ended December 31, 2014:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	13	$22,408	$22,408
Construction	-	-	-
Commercial	3	372	372
Consumer	4	90	90
Other	1	86	86
Total	21	$22,956	$22,956

A  TDR loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. A single default occurred on a loan designated as a TDR during 2015 and no charge-offs were recognized as a result of the default. No TDRs defaulted during the year ended December 31, 2014.

(6)Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2015	2014

	(In thousands)
Land	$11,789	$11,782
Buildings	45,568	42,773
Leasehold improvements	5,461	4,699
Equipment and Software	15,009	14,435
Leasehold interest in land	684	684
Subtotal	$78,511	$74,373
Accumulated depreciation and amortization	(30,203)	(28,436)
Total premises and equipment	$48,308	$45,937

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $2,747,000,  $2,563,000 and $2,097,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

Operating Leases: Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2015 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2016	$1,366
2017	1,295
2018	1,129
2019	1,078
2020	1,106
Thereafter	4,477
$10,451

Certain leases contain options to extend the lease terms for five to twenty-one years. The cost of such rentals is not included in the above rental commitments. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2,213,000, $2,345,000 and $2,825,000, respectively.

(7)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2015, the Company’s intangible assets were comprised of its core deposit intangible assets and two customer relationship intangible assets. The Company recognized customer relationship intangible assets as a result of the Bank’s July 2012 and July 2014 acquisitions of PCM and CHIA (Denver-based investment management firms).

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		December 31,
	Useful Life	2015	2014

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(62,124)	(60,708)
Core deposit intangible assets, net		$851	$2,267

Customer relationship intangible assets	10 years	5,654	5,654
Customer relationship intangible assets accumulated amortization		(1,332)	(767)
Customer relationship intangible assets, net		$4,322	$4,887

Total other intangible assets, net		$5,173	$7,154

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1,981,000, $2,506,000 and $2,818,000 respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Total
Fiscal year ending:
2016	$958
2017	794
2018	718
2019	641
2020	565
Thereafter	1,497
$5,173

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and December 31, 2014 was $30,194,000 and $21,626,000, respectively.

At December 31, 2015 and December 31, 2014, the Bank had $78,403,000 and $38,244,000, respectively, in brokered time deposits. Reciprocal time deposits at December 31, 2015 were $1,202,000.  No reciprocal time deposits were outstanding on December 31, 2014.

At December 31, 2015 the scheduled maturities of time deposits are as follows (amounts in thousands):

2016	$120,876
2017	65,287
2018	40,145
2019	20,571
2020	12,260
$259,139

(9)Securities Sold Under Agreements to Repurchase

The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2015	2014

	(Dollars in thousands)
Ending Balance	$26,477	$33,508
Weighted-average interest rate at year-end	0.19%	0.19%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which had carrying values of $29,059,000 and $40,676,000 at December 31, 2015 and 2014, respectively.

Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in thousands)
Average daily balance during the year	$24,531	$24,399	$36,357
Average interest rate during the year	0.18%	0.16%	0.13%
Maximum month-end balance during the year	$31,977	$33,508	$62,021

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)Federal Home Loan Bank Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
December 31, 2015
Short-term borrowings:
FHLB line of credit	$185,847	0.48%	overnight	$454,748
Total short-term borrowings	$185,847

Long-term borrowings:
FHLB term notes (fixed rate)	70,000	Range: 0.58% - 2.52%	2016 - 2018	See below
FHLB term notes (variable rate)	25,000	0.45%	August 5, 2016	See below
Total long-term borrowings	$95,000

Total borrowings	$280,847

December 31, 2014
Short-term borrowings:
FHLB line of credit	$140,300	0.25%	overnight	$385,584
Total short-term borrowings	$140,300

Long-term borrowings:
FHLB term notes (fixed rate)	20,000	2.52%	January 23, 2018	See below
Total borrowings	$160,300

At December 31, 2015,  the Company’s outstanding borrowings were $280,847,000 as compared to $160,300,000 at December 31, 2014. These borrowings at December 31, 2015 consisted of $95,000,000 of term notes and $185,847,000 of advances on our line of credit, both with the Federal Home Loan Bank  (the “FHLB”). At December 31, 2014, outstanding borrowings consisted of $20,000,000 of term notes and $140,300,000 of advances on our line of credit, both with the FHLB.

In the fourth quarter 2014, the Company prepaid $90,000,000 of fixed rate FHLB advances, bearing an average interest rate of 3.07% with original maturities between November 2017 and January 2018. As a result of the prepayment the Company incurred a prepayment penalty of approximately $5,459,000.

The interest rate on the line of credit varies with the federal funds rate, and was 0.48% at December 31, 2015. The Company has three term notes with the FHLB. Two of the term notes have fixed interest rates, the first a $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity and is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. The second fixed rate term note of $50,000,000 carries an interest rate of 0.58% and matures June 24, 2016. The Company also has a $25,000,000 variable rate term note that matures on August 5, 2016 and carries an interest rate that resets quarterly. As of December 31, 2015 the rate on our variable rate term note was set at 0.45%.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $454,748,000 at December 31, 2015 and $385,584,000 at December 31, 2014.  The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $173,901,000 at December 31, 2015 and $225,284,000 at December 31, 2014.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information concerning borrowings on the FHLB line of credit is summarized below:

	Year Ended December 31,
	2015	2014	2013

	(Dollars in thousands)
Average daily balance during the year	$130,152	$48,327	$34,570
Average interest rate during the year	0.28%	0.23%	0.19%
Maximum month-end balance during the year	$212,065	$140,300	$92,568

(11)Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2015	2014	2013

	(In thousands)
Current tax expense:
Federal	$7,165	$4,116	$318
State	-	-	297
Total current tax expense	7,165	4,116	615
Deferred tax expense
Federal	3,132	1,678	5,274
State	973	442	467
Total deferred tax expense	4,105	2,120	5,741

Total tax expense	$11,270	$6,236	$6,356

Income tax expense attributable to the income from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income from operations as a result of the following:

	Year Ended December 31,
	2015	2014	2013

Tax expense at statutory federal rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.8%	2.6%	2.5%
Tax exempt income	(4.4)%	(6.6)%	(6.5)%
Other	0.1%	0.6%	0.2%
	33.5%	31.6%	31.2%

As of December 31, 2015 the Company maintained a current tax receivable of approximately $1,770,000 compared to current taxes receivable at December 31, 2014 of $1,419,000. The Company’s net deferred tax asset is included in other assets at December 31, 2015 and December 31, 2014.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2015 and December 31, 2014 are as follows:

	2015	2014

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$8,742	$8,548
Other real estate owned	54	1,428
Other assets and accruals	1,209	2,012
Unrealized loss on available for sale securities	1,106	592
Unrealized loss on securities transferred to held to maturity	906	783
Unrealized loss on cash flow hedges	935	543
Net operating loss, AMT and other tax
attribute carryforwards	808	3,427
Intangible assets	806	583
Stock compensation and other	1,237	798
Total deferred tax assets:	15,803	18,714

Deferred tax liabilities:
Premises and equipment	4,451	4,241
Core deposit intangibles	323	862
Deferred loan costs	1,527	1,250
FHLB stock, prepaid assets, equity
investments and other liabilities	1,590	1,373
Total deferred tax liabilities	7,891	7,726
Deferred tax asset, net	$7,912	$10,988

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Based on projections of future taxable income in periods in which existing deferred tax assets are expected to become deductible, in addition to the support provided by available tax planning strategies, management determined that the realization of the Company’s net deferred tax asset was more likely than not. As a result the Company did not recognize a valuation allowance on its net deferred tax asset as of December 31, 2015 or December 31, 2014.

As of December 31, 2015 the Company had utilized both its Federal NOL loss carryforward and Alternative Minimum Tax (“AMT”) Credit carryforward. The federal NOL carryforward was fully utilized during 2014 and as a result there was no remaining federal carryforward as of December 31, 2014. The Company maintained an AMT credit carryforward of $1,827,000 as of December 31, 2014 that was fully utilized during 2015 to offset the Company’s current tax liability. As of December 31, 2015 the Company’s state net operating loss carryforward was sufficient to offset tax on income of approximately $26,855,000 and expires at various dates from 2029 through 2031. Deferred tax assets are recognized for net operating losses, subject to a valuation allowance, to the extent that the benefit is more likely than not to be realized.

As of both December 31, 2015 and December 31, 2014 the Company maintained an immaterial unrecognized tax benefit. If this benefit were to be recognized tax expense and our effective tax rate would be reduced in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

(12)Subordinated Debentures and Trust Preferred Securities

At December 31, 2015, the Company’s outstanding subordinated debentures (the “Debentures”) were $25,774,000 with a weighted average cost of funds of 3.15% compared to $25,774,000 and a weighted average cost of funds of 3.06% at December 31, 2014.

The Company’s Debentures were issued in two separate series. Each issuance has a maturity of 30 years from its date of issuance. The Debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the Debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

or the capital treatment of the trusts, the Debentures or the TruPS. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Statutory Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15,000,000, LIBOR plus 2.65% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of floating rate Debentures issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. These Debentures were unsecured, ranked junior and were subordinate in right of payment to all senior debt of the Company. The TruPS were subject to mandatory redemption upon repayment of the Debentures. The Company had the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 60 consecutive months with respect to each deferral period, provided that no extension period could extend beyond the redemption or maturity date of the Debentures. The Debentures mature on April 15, 2034 and are callable on each quarterly payment date.

In June 2003, a predecessor to the Company formed Guaranty Capital Trust III and the trust completed an offering of $10,000,000, LIBOR plus 3.10% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of Debentures issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. The other terms and condition of these Debentures are substantially similar to those described under the CenBank Statutory Trust III. The Debentures mature on July 7, 2033 and are callable on each quarterly interest payment date.

As of December 31, 2015, the Company was in compliance with all financial covenants of these Debentures.

Under the terms of each indenture pursuant to which the respective Debentures were issued, the Company has the ability to defer interest on the Debentures for a period not exceeding 60 consecutive months as long as it is in compliance with all covenants of the respective indenture. Such a deferral is not an event of default under each indenture and interest on the Debentures continues to accrue during the deferral period. No interest is being deferred as of December 31, 2015.

At December 31, 2015 the Company had accrued, unpaid interest on its Debentures of approximately $208,000 compared to $202,000 at December 31, 2014. Interest payable on Debentures is included in interest payable and other liabilities, on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both December 31, 2015, and December 31, 2014, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Act and the joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the terms of each outstanding subordinated debenture issuance at December 31, 2015 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2016	Variable	LIBOR + 2.65%	2.97%	4/15/2016
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2016	Variable	LIBOR + 3.10%	3.42%	4/7/2016

*    Call date represents the earliest or next date the Company can call the debentures.

** On January 7, 2016, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.72%. On January 15, 2016, the rate on the CenBank Trust III subordinated debentures reset to 3.27%.

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments, including obtaining collateral, if necessary, as it does for on-balance sheet instruments.

At December 31 of the year indicated the following financial instruments were outstanding whose contract amounts represented credit risk:

	2015	2014

	(In thousands)
Commitments to extend credit:
Variable	$307,463	$342,496
Fixed	61,184	41,742
Total commitments to extend credit	$368,647	$384,238

Standby letters of credit	$8,857	$11,474

At December 31, 2015, the rates on the fixed rate commitments to extend credit ranged from 2.35% to 6.75%

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

(14)Legal Contingencies

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

(15)Employee Benefit Plans

Substantially all employees are eligible to participate in the Company’s 401(k) plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the plan. For years ended December 31, 2015, 2014 and 2013, matching contributions to the 401(k) plan were $503,000, $471,000 and $433,000, respectively.

Stock-Based Compensation

Under the Company’s Incentive Plan,  which expired by its terms on April 4, 2015, the Company’s Board of Directors had authority to grant stock-based compensation awards prior to the plan’s expiration. Under the 2015 Plan, which was approved by the Company’s stockholders at the May 5, 2015 annual meeting, the Company’s Board of Directors maintains the authority to grant stock-based compensation awards to nonemployee directors, key employees, consultants and prospective employees.

Stock-based compensation awards issuable under the Incentive Plan include the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided for, and the 2015 Plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

Prior to the vesting of stock awards that are subject to a service vesting condition, each grantee has the rights of a stockholder with respect to voting the shares of stock represented by the award. The grantee is not entitled to dividend rights with respect to the shares of stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the shares of stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares.  Other than the stock awards with service and performance-based vesting conditions, no other grants have been made under the Incentive Plan or 2015 Plan.

Under the provisions of the 2015 Plan and the Incentive Plan grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of December 31, 2015 there were 21,846 and 568,909 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of December 31, 2015 there were 913,154 shares remaining available for grant under the 2015 Plan. As of December 31, 2014 there were outstanding awards of 620,075 shares granted under the Incentive Plan.

Of the 590,755 shares represented by unvested awards at December 31,  2015, approximately 560,000 shares are expected to vest. At December 31, 2015, there were 310,339 shares of restricted stock outstanding that were subject to a performance condition. As of December 31, 2015 management expects that approximately 290,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2013 through February 2015. The vesting of these performance shares is contingent upon the meeting of certain return on average asset performance measures. The performance-based shares awarded in 2013, 2014 and 2015 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of December 31, 2015 management expected that approximately 85% of the 2013 performance awards not previously forfeited would vest in February 2016. As of December 31, 2015 management expected that all of the performance awards made in 2014 and 2015 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change previously recognized expense could be reversed.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2015	620,075	$12.05
Awarded	166,087	14.61
Forfeited	(50,397)	12.75
Vested	(145,010)	11.35
Unearned at December 31, 2015	590,755	$12.88

The Company recognized $2,739,000,  $2,454,000 and $1,125,000 in stock-based compensation expense for services rendered for the years ended December 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized for share-based compensation arrangements was $1,041,000,  $933,000 and $428,000 for the years ending December 31, 2015, 2014 and 2013, respectively. The grant date fair value of restricted stock awards granted in 2015, 2014 and 2013 was $2,427,000,  $5,761,000 and $2,439,000, respectively. The fair value of vested shares as of the date of vesting were $2,250,000,  $1,704,000 and $1,329,000 in 2015, 2014 and 2013 respectively. At December 31, 2015, compensation cost of $3,847,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

(16)Related-Party Transactions

Deposits from related parties held by the Company at December 31, 2015 and 2014 amounted to $2,543,000 and $862,000, respectively. At December 31, 2015 the Company had one loan to a related party with a balance of $60,000. At December 31, 2014, the Company had no loans to related parties.

(17)Fair Value Measurements and Fair Value of Financial Instruments

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at December 31, 2015
State and municipal securities	$-	$2,673	$32,040	$34,713
Mortgage-backed securities – agency /
residential	-	129,017	-	129,017
Mortgage-backed securities – private /
residential	-	274	-	274
Trust preferred securities	-	17,806	-	17,806
Corporate securities	-	65,291	-	65,291
Collateralized loan obligations	-	8,330		8,330
Interest rate swaps - cash flow hedge	-	(2,558)	-	(2,558)

Assets/(Liabilities) at December 31, 2014
State and municipal securities	$-	$17,082	$32,317	$49,399
Mortgage-backed securities – agency /
residential	-	201,902	-	201,902
Mortgage-backed securities – private /
residential	-	412	-	412
Asset-backed securities	-	8,708	-	8,708
Trust preferred securities	-	18,075	-	18,075
Corporate securities	-	64,717	-	64,717
Collateralized loan obligations	-	2,933		2,933
Interest rate swaps - cash flow hedge	-	(1,526)	-	(1,526)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2015 or 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

State and Municipal Securities

(In thousands)
Beginning balance December 31, 2014	$32,317
Total unrealized gains (losses) included in:
Net income	3
Other comprehensive income (loss)	-
Sales, calls and prepayments	-
Transfer to held to maturity	(280)
Transfers in and (out) of Level 3	-
Balance December 31, 2015	$32,040

For the year ended December 31, 2015, there was no comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

valuations at December 31, 2015 and December 31, 2014. For the years ended December 31, 2015 and December 31, 2014, the amounts included in net income include accretion of any discount on these Level 3 bonds.

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

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at December 31, 2015 and December 31, 2014:

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,040	discounted cash flow	discount rate	2.05%-4.75%
Total	$32,040

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,037	discounted cash flow	discount rate	1.75%-4.75%
State and municipal securities	280	matrix pricing	discount rate or yield	N/A*
Total	$32,317

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of December 31, 2015 and December 31, 2014.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not significant as of December 31, 2015 and December 31, 2014.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,711	$26,711	$-	$-	$26,711
Securities available for sale	255,431	-	223,391	32,040	255,431
Securities held to maturity	148,761	-	145,698	4,424	150,122
Bank stocks	20,500	n/a	n/a	n/a	n/a
Loans held for investment, net	1,791,536	-	-	1,791,128	1,791,128
Accrued interest receivable	6,554	-	6,554	-	6,554

Financial liabilities:
Deposits	$1,801,845	$-	$1,800,112	$-	$1,800,112
Federal funds purchased and sold under
agreements to repurchase	26,477	-	26,477	-	26,477
Short-term borrowings	185,847	-	185,847	-	185,847
Subordinated debentures	25,774	-	-	18,640	18,640

Long-term borrowings	95,000	-	95,353	-	95,353
Accrued interest payable	508	-	508	-	508
Interest rate swap - cash flow hedge	2,502	-	2,502	-	2,502

		Fair Value Measurements at December 31, 2014:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,441	$32,441	$-	$-	$32,441
Securities available for sale	346,146	-	313,829	32,317	346,146
Securities held to maturity	88,514	-	86,551	4,258	90,809
Bank stocks	14,822	n/a	n/a	n/a	n/a
Loans held for investment, net	1,518,944	-	-	1,511,289	1,511,289
Accrued interest receivable	5,934	-	5,934	-	5,934

Financial liabilities:
Deposits	$1,685,324	$-	$1,684,011	$-	$1,684,011
Federal funds purchased and sold under
agreements to repurchase	33,508	-	33,508	-	33,508
Short-term borrowings	140,300	-	140,300	-	140,300
Subordinated debentures	25,774	-	-	18,351	18,351
Long-term borrowings	20,000	-	20,735	-	20,735
Accrued interest payable	375	-	375	-	375
Interest rate swap - cash flow hedge	1,526	-	1,526	-	1,526

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

(c)Loans Held for Investment

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

(d)Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value determined by the sales price agreed upon in negotiations with the purchaser (Level 1).

(e)Deposits

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

(f)Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values (Level 2).

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g)Long-term Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

(h)Subordinated Debentures

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 3).

(i)Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value (Level 2).

(j)Interest Rate Swaps, net

The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

(k)Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

(18)Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2015 and December 31, 2014:

	Balance
	Sheet	Fair Value December 31,
	Location	2015	2014

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$2,558	$1,526

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

variable amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2015 and December 31, 2014 the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap will become effective in March 2016 at a fixed rate of 3.00% with a maturity date of March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of December 31, 2015 and December 31, 2014 is included in the table below:

	2015	2014

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	4.9 years	5.9 years
Unrealized gains (losses)	$(2,558)	$(1,526)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During 2015,  2014, and 2013, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months approximately $847,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the years ended December 31, 2015 and December 31, 2014:

	Income
Interest Rate Swaps with	Statement	December 31,
Hedge Designation	Location	2015	2014

Gain or (loss) recognized in OCI on
Derivative – net of tax	Not applicable	$(775)	$(1,234)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) – net of tax	Interest expense	135	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $5,052,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

(19)Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1 capital, Total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of both December 31, 2015 and December 31, 2014 are presented in the table below:

	Actual		Minimum Capital Requirement			Minimum Requirement for "Well-Capitalized" Institution
	Amount	Ratio	Amount	Ratio		Amount	Ratio

	Dollars in thousands
As of December 31, 2015:
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$224,305	10.94%	$92,237	4.50%	$	N/A	N/A
Guaranty Bank and Trust Company	245,054	11.96%	92,194	4.50%		133,169	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	248,283	12.11%	122,983	6.00%		N/A	N/A
Guaranty Bank and Trust Company	245,054	11.96%	122,925	6.00%		163,900	8.00%
Total Risk-Based Capital Ratio
Consolidated	271,404	13.24%	163,977	8.00%		N/A	N/A
Guaranty Bank and Trust Company	268,176	13.09%	163,900	8.00%		204,875	10.00%
Leverage Ratio
Consolidated	248,283	10.68%	92,962	4.00%		N/A	N/A
Guaranty Bank and Trust Company	245,054	10.55%	92,916	4.00%		116,145	5.00%

As of December 31, 2014:
Tier 1 Risk-Based Capital Ratio
Consolidated	$228,745	12.60%	$72,622	4.00%		N/A	N/A
Guaranty Bank and Trust Company	223,619	12.33%	72,549	4.00%		$108,823	6.00%
Total Risk-Based Capital Ratio
Consolidated	251,366	13.85%	145,245	8.00%		N/A	N/A
Guaranty Bank and Trust Company	246,240	13.58%	145,097	8.00%		181,371	10.00%
Leverage Ratio
Consolidated	228,745	11.10%	82,442	4.00%		N/A	N/A
Guaranty Bank and Trust Company	223,619	10.86%	82,356	4.00%		102,945	5.00%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2015 and 2014

	2015	2014

	(In thousands)
Assets
Cash	$3,739	$4,670
Investments in subsidiaries	242,320	226,813
Other assets	2,827	2,619
Total assets	$248,886	$234,102

Liabilities and Stockholders' Equity
Liabilities:
Subordinated debentures	$25,774	$25,774
Other liabilities	1,473	1,389
Total liabilities	27,247	27,163
Stockholders' equity:
Common stock	24	24
Common stock - additional paid-in capital	712,310	709,341
Accumulated deficit	(382,147)	(396,172)
Accumulated other comprehensive loss	(4,805)	(3,127)
Treasury stock	(103,743)	(103,127)
Total stockholders' equity	221,639	206,939
Total liabilities and stockholders' equity	$248,886	$234,102

Statements of Income and Comprehensive Income
(Parent Company Only)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

	(In thousands)
Income:
Management fee - subsidiary bank	$5,129	$4,466	$3,933
Dividends from subsidiary bank	8,400	-	17,086
Other	28	41	55
Total income	13,557	4,507	21,074
Expenses:
Interest expense	814	800	1,122
Salaries and benefits	3,325	3,155	2,402
Professional services	1,779	1,917	1,824
Other	953	813	1,486
Total expenses	6,871	6,685	6,834
Income (loss) before federal income taxes and equity
in undistributed net income of subsidiaries	6,686	(2,178)	14,240
Income tax benefit	495	822	1,073
Income (loss) before equity in undistributed
net income of subsidiaries	7,181	(1,356)	15,313
Equity in undistributed income of subsidiaries	15,273	14,868	(1,284)
Net income	$22,454	$13,512	$14,029

Other Comprehensive Income (Loss)	(1,678)	5,827	(12,119)
Total Comprehensive Income	$20,776	$19,339	$1,910

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flow
(Parent Company Only)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income	$22,454	$13,512	$14,029
Reconciliation of net income to net cash from
operating activities:
Equity based compensation	990	817	407
Net change in:
Other assets	(168)	4,165	(544)
Other liabilities	84	156	(326)
Equity in undistributed income
of consolidated subsidiaries	(15,273)	(14,868)	1,284
Prepayment penalty on debt extinguishment	-	-	629
Net cash from operating activities	8,087	3,782	15,479
Cash flows from investing activities:
Net cash used by investing activities	-	-	-
Cash flows from financing activities:
Repurchase of common stock	(616)	(455)	(275)
Tax effect of restricted stock vesting	27	-	-
Redemption of subordinated debentures	-	-	(16,094)
Dividends paid	(8,429)	(4,190)	(1,566)
Net cash used by financing activities	(9,018)	(4,645)	(17,935)
Net change in cash and cash equivalents	(931)	(863)	(2,456)
Cash and cash equivalents, beginning of year	4,670	5,533	7,989
Cash and cash equivalents, end of year	$3,739	$4,670	$5,533

(21)Quarterly Results of Operations (Unaudited)

2015 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
	(In thousands, except share data)

Interest income	$21,454	$20,863	$20,159	$19,854
Interest expense	1,598	1,457	1,219	1,077
Net interest income	19,856	19,406	18,940	18,777
Provision (credit) for loan losses	(8)	14	113	(23)
Net interest income after
provision for loan losses	19,864	19,392	18,827	18,800
Noninterest income	4,262	4,399	4,404	4,115
Noninterest expense	15,247	14,866	14,956	15,270
Income before income taxes	8,879	8,925	8,275	7,645
Income tax expense	2,988	2,923	2,798	2,561
Net income	$5,891	$6,002	$5,477	$5,084

Basic earnings per common
share	$0.28	$0.28	$0.26	$0.24
Diluted earnings per common
share	$0.28	$0.28	$0.26	$0.24

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loan growth, increases in deposits and increases in borrowings during 2015 contributed to increased interest income and increased interest expense.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2015, of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm. Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The consolidated financial statements of Guaranty Bancorp and its subsidiaries and independent auditors’ reports are included in Part II (Item 8) of this Form 10-K

2. Financial Statement Schedules

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
10.2

Amendment No. 1 to Investment Agreement, dated as August 11, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 12, 2009)

10.3

Amendment No. 2 to Investment Agreement, dated as of February 11, 2010, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed on February 12, 2010)

10.4

Amendment No. 3 to Investment Agreement, dated as of September 30, 2011, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 3, 2011)

10.5†

Form of Indemnification Agreement for Executive Officers and Directors of the Registrant (incorporated herein by reference from Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

10.6†

Guaranty Bancorp Amended and Restated Change in Control Severance Plan, amended and restated effective as of May 15, 2015 (incorporated by reference to Exhibit 10.6 from the Registrant’s Form 8-K filed on May 19, 2015)

10.7†

2015 Long Term Incentive Plan (incorporated herein by reference from Exhibit A to the Registrant’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement on Schedule 14A filed on March 27, 2015

10.8†	Form of Option Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)
10.9†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.10†	Form of Restricted Stock Award Agreement for Directors (incorporated herein by reference from Exhibit 10.16.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.11†	Form of Executive Cash Incentive Plan (incorporated herein by reference from Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on February 10, 2012)
10.12†	Retention letter, dated February 28, 2011, between Paul W. Taylor and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s 8-K filed February 28, 2011)
10.13†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Paul W. Taylor (incorporated by reference from Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.14†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Michael B. Hobbs (incorporated by reference from Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.15†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Cathy P. Goss (incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.16†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Christopher G. Treece (incorporated by reference from Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

11.1

Statement re: Computation of Per Share Earnings (See Note 2(u) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith))
24.1	Power of Attorney (included on signature page)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer (filed herewith)
32.1	Section 906 Certification of Chief Executive Officer (filed herewith)
32.2	Section 906 Certification of Chief Financial Officer (filed herewith)
101.INS	XBRL Interactive Data File*
101.SCH	XBRL Interactive Data File*
101.CAL	XBRL Interactive Data File*
101.LAB	XBRL Interactive Data File*
101.PRE	XBRL Interactive Data File*
101.DEF	XBRL Interactive Data File*

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

(b)Exhibits

The exhibits listed in Item 15(a)(3) are incorporated by reference or attached hereto.

(c)	Excluded Financial Statements

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2016

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

Signature	Title	Date
/s/ Edward B. Cordes Edward B. Cordes	Chairman of the Board and Director	February 17, 2016
/s/ Paul W. Taylor Paul W. Taylor	President and Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2016
/s/ Christopher G. Treece Christopher G. Treece	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 17, 2016
/s/ John M. Eggemeyer John M. Eggemeyer	Director	February 17, 2016
/s/ Keith R. Finger Keith R. Finger	Director	February 17, 2016
/s/ Stephen D. Joyce Stephen D. Joyce	Director	February 17, 2016

/s/ Gail H. Klapper Gail H. Klapper	Director	February 17, 2016
/s/ Stephen G. McConahey Stephen G. McConahey	Director	February 17, 2016
/s/ W. Kirk Wycoff W. Kirk Wycoff	Director	February 17, 2016
/s/ Albert C. Yates Albert C. Yates	Director	February 17, 2016