Form 10-Q
period 2016-03-31
Guaranty Bancorp
filed 2016-04-29
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, there were 21,790,800 shares of the registrant’s common stock outstanding, consisting of 20,771,800 shares of voting common stock, of which 556,944 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$31,142	$26,711

Securities available for sale, at fair value	229,478	255,431
Securities held to maturity (fair value of $156,430 and $150,122 at
March 31, 2016 and December 31, 2015)	152,213	148,761
Bank stocks, at cost	19,199	20,500
Total investments	400,890	424,692

Loans, held for investment, net of deferred costs and fees	1,830,246	1,814,536
Less allowance for loan losses	(23,025)	(23,000)
Net loans, held for investment	1,807,221	1,791,536

Premises and equipment, net	46,036	48,308
Other real estate owned and foreclosed assets	674	674
Other intangible assets, net	4,933	5,173
Bank-owned life insurance	49,279	48,909
Other assets	22,041	22,522
Total assets	$2,362,216	$2,368,525

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$631,544	$612,371
Interest-bearing demand and NOW	392,808	381,834
Money market	411,582	397,371
Savings	155,673	151,130
Time	281,110	259,139
Total deposits	1,872,717	1,801,845

Securities sold under agreement to repurchase and federal funds purchased	18,730	26,477
Federal Home Loan Bank term notes	120,000	95,000
Federal Home Loan Bank line of credit borrowing	85,900	185,847
Subordinated debentures	25,774	25,774
Interest payable and other liabilities	13,576	11,943
Total liabilities	2,136,697	2,146,886

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	713,467	712,310
Accumulated deficit	(379,053)	(382,147)
Accumulated other comprehensive loss	(4,307)	(4,805)
Treasury stock, at cost, 2,343,322 and 2,287,744 shares, respectively	(104,612)	(103,743)
Total stockholders’ equity	225,519	221,639
Total liabilities and stockholders’ equity	$2,362,216	$2,368,525
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 24,134,122 shares issued and 21,790,800 shares outstanding at March 31, 2016 (includes 556,944 shares of unvested restricted stock); 23,992,596 shares issued and 21,704,852 shares outstanding at December 31, 2015 (includes 590,755 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2016	2015

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$18,854	$16,806
Investment securities:
Taxable	1,960	2,123
Tax-exempt	731	702
Dividends	311	222
Federal funds sold and other	4	1
Total interest income	21,860	19,854
Interest expense:
Deposits	1,007	668
Securities sold under agreement to repurchase and
federal funds purchased	10	11
Borrowings	623	199
Subordinated debentures	225	199
Total interest expense	1,865	1,077
Net interest income	19,995	18,777
Provision (credit) for loan losses	16	(23)
Net interest income, after provision for loan losses	19,979	18,800
Noninterest income:
Deposit service and other fees	2,169	2,035
Investment management and trust	1,280	1,334
Increase in cash surrender value of life insurance	448	408
Gain on sale of securities	45	-
Gain on sale of SBA loans	154	280
Other	82	58
Total noninterest income	4,178	4,115
Noninterest expense:
Salaries and employee benefits	8,788	8,604
Occupancy expense	1,375	1,697
Furniture and equipment	818	730
Amortization of intangible assets	240	495
Other real estate owned, net	2	41
Insurance and assessments	613	565
Professional fees	857	829
Other general and administrative	3,099	2,309
Total noninterest expense	15,792	15,270
Income before income taxes	8,365	7,645
Income tax expense	2,830	2,561
Net income	$5,535	$5,084

Earnings per common share–basic:	$0.26	$0.24
Earnings per common share–diluted:	0.26	0.24
Dividends declared per common share:	0.12	0.10

Weighted average common shares outstanding-basic:	21,184,892	21,037,325
Weighted average common shares outstanding-diluted:	21,375,330	21,165,433

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015

	(In thousands)

Net income	$5,535	$5,084
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	2,001	1,909
Income tax effect	(761)	(726)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	107	84
Income tax effect	(41)	(32)
Reclassification adjustment for net (gains) included
in net income during the period	(45)	-
Income tax effect	17	-
Change in fair value of derivatives during the period	(1,423)	(926)
Income tax effect	541	352
Reclassification adjustment of losses (gains) on derivatives
included in net income during the period	165	-
Income tax effect	(63)	-
Other comprehensive income	498	661
Total comprehensive income	$6,033	$5,745

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	5,084	-	5,084
Other comprehensive income	-	-	-	-	661	661
Stock compensation awards, net of forfeitures	131,373	-	-	-	-	-
Stock based compensation, net	-	746	-	-	-	746
Tax effect of restricted stock vestings		130	-	-	-	130
Repurchase of common stock	(21,745)	-	(318)	-	-	(318)
Dividends paid	-	-	-	(2,105)	-	(2,105)
Balance, March 31, 2015	21,738,501	$710,241	$(103,445)	$(393,193)	$(2,466)	$211,137

Balance, January 1, 2016	21,704,852	$712,334	$(103,743)	$(382,147)	$(4,805)	$221,639
Net income	-	-	-	5,535	-	5,535
Other comprehensive income	-	-	-	-	498	498
Stock compensation awards, net of forfeitures	141,526	-	-	-	-	-
Stock based compensation, net	-	837	-	-	-	837
Tax effect of restricted stock vestings	-	320	-	-	-	320
Repurchase of common stock	(55,578)	-	(869)	-	-	(869)
Dividends paid	-	-	-	(2,441)	-	(2,441)
Balance, March 31, 2016	21,790,800	$713,491	$(104,612)	$(379,053)	$(4,307)	$225,519

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$5,535	$5,084
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	917	1,144
Net amortization on investment and loan portfolios	51	240
Provision (credit) for loan losses	16	(23)
Stock compensation, net	837	746
Dividends on bank stocks	(179)	(96)
Increase in cash surrender value of life insurance	(370)	(339)
Gain on sale of securities and SBA loans	(199)	(280)
Landlord cash allowance	-	171
Gain on the sale of other assets	(14)	-
Origination of SBA loans with intent to sell	(1,918)	(2,718)
Proceeds from the sale of SBA loans originated with intent to sell	2,528	2,642
Net change in:
Interest receivable and other assets	(242)	1,154
Net deferred income tax assets	205	1,079
Interest payable and other liabilities	2,224	(2,375)
Net cash from operating activities	9,391	6,429
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	27,863	11,409
Purchases	-	(8,561)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	5,950	3,270
Purchases	(7,887)	(5,057)
Loan originations and purchases, net of principal collections	(15,168)	(13,306)
Purchase of bank-owned life insurance contracts	-	(5,000)
Proceeds from sale of SBA loans transferred to held for sale	-	207
Additions to premises and equipment	(665)	(3,112)
Net cash from investing activities	10,093	(20,150)
Cash flows from financing activities:
Net change in deposits	70,872	36,557
Net change in borrowings on Federal Home Loan Bank line of credit	(99,947)	(11,700)
Proceeds from issuance of debt	25,000	-
Cash dividends on common stock	(2,441)	(2,105)
Tax effect of restricted stock vesting	79	81
Net change in repurchase agreements and federal funds purchased	(7,747)	(9,586)
Repurchase of common stock	(869)	(318)
Net cash from financing activities	(15,053)	12,929
Net change in cash and cash equivalents	4,431	(792)
Cash and cash equivalents, beginning of period	26,711	32,441
Cash and cash equivalents, end of period	$31,142	$31,649

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$-	$49,084
Securities purchased, not yet settled	-	2,284

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

Certain information and note disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

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

The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days past due unless the loan is well secured and in process of collection. The time at which a loan enters past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cost-recovery or cash-basis method until the loan qualifies for a return to the accrual-basis method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero, with payments received being applied first to the principal balance of the loan. Under the cash-basis method, interest income is recognized when the payment is received in cash. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments is reasonably assured.

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

The allowance consists of both specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the pertinent facts and circumstances suggest that such evaluation is necessary. Factors considered by management in determining impairment include the loan’s payment status and the probability of collecting scheduled principal and interest payments when they become due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original underlying loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s original contractual rate or at the fair value of collateral, less estimated selling costs, if repayment is expected solely from collateral. Troubled debt restructurings (“TDRs”) are separately identified for impairment disclosures. If a TDR is considered to be a collateral-dependent loan, the loan is reported at the fair value of the collateral, less estimated selling costs. Likewise, if a TDR is not collateral-dependent, impairment is measured by the present value of estimated future cash flows using the loan’s effective rate at inception. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with its accounting policy for the allowance.

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

(e)Other Intangible Assets

Intangible assets acquired in a business combination are amortized over their estimated useful lives to their estimated residual values and evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary.

Core deposit intangible assets (“CDI assets”) are recognized at the time of their acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, management considers variables such as deposit servicing costs, attrition rates and market discount rates. CDI assets are amortized to expense over their useful lives, ranging from 10 years to 15 years.

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be 10 years. As of March 31, 2016, the Company had recognized two customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012 and CHIA on July 16, 2014.

 (f)Derivative Instruments

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

(g)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. At the Company’s annual meeting of stockholders on May 5, 2015, the Company’s stockholders approved the Guaranty Bancorp 2015 Long-Term Incentive Plan (the “2015 Plan”), which had been previously approved by the Company’s Board of Directors. The 2015 Plan provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights and other equity-based awards representing up to a total of 935,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan.

As of March 31, 2016, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 14, 2019. Compensation cost related to the performance stock awards is recognized based on an evaluation of financial performance in comparison to established criteria. Should expectations of future financial performance change, the amount of expense recognized in future periods could be impacted.

(h)Stock Repurchase Plan

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

(i)Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At March 31, 2016 and December 31, 2015, the Company had a net deferred tax asset of $7,074,000 and $7,912,000, respectively, which includes the deferred tax asset associated with the net unrealized gain “loss” on securities and interest rate swaps. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of March 31, 2016, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of March 31, 2016 or December 31, 2015.

The Company and the Bank are subject to U.S. federal income tax and state of Colorado income tax. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2012 and is no longer subject to examination by the State for years before 2011. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2016 and December 31, 2015, the Company did not have any amounts accrued for interest or penalties.

(j)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2016	2015

Average common shares outstanding	21,184,892	21,037,325
Effect of dilutive unvested stock grants (1)	190,438	128,108
Average shares outstanding for calculated
diluted earnings per common share	21,375,330	21,165,433
_____________

(1)Unvested stock grants representing 556,944 shares at March 31, 2016 had a dilutive impact of 190,438 shares in the diluted earnings per share calculation for the three months ended March 31, 2016. Unvested stock grants representing 676,017 shares at March 31, 2015 had a dilutive impact of 128,108 shares in the diluted earnings per share calculation for the three months ended March 31, 2015.

(k)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In September 2015, the FASB issued accounting standards update 2015-16 Simplifying the Accounting for Measurement-Period Adjustments. The update requires acquirers to adjust provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, rather than retrospectively adjusting previously reported information. Additional disclosure of the impact of measurement period adjustments on current year earnings will also be required. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2015. This update does not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued but not yet Effective Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. After a recent one-year deferral of the effective date, the amendments of the update are to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have  a material impact on the Company’s results of operations or cash flows.

In March 2016 the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact stockholder’s equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative excess tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016.  The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

(l)Reclassifications

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	March 31, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,718	$89	$-	$34,629
Mortgage-backed - agency / residential	105,957	1,254	(459)	105,162
Mortgage-backed - private / residential	276	-	(5)	281
Trust preferred	17,603	178	(2,575)	20,000
Corporate	62,728	1,272	(424)	61,880
Collateralized loan obligations	8,196	-	(283)	8,479
Total securities available for sale	$229,478	$2,793	$(3,746)	$230,431

	December 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,713	$20	$-	$34,693
Mortgage-backed - agency / residential	129,017	1,081	(1,929)	129,865
Mortgage-backed - private / residential	274	-	(10)	284
Trust preferred	17,806	100	(2,294)	20,000
Corporate	65,291	660	(389)	65,020
Collateralized loan obligations	8,330	-	(148)	8,478
Total securities available for sale	$255,431	$1,861	$(4,770)	$258,340

During the first quarter of 2015, the Company reclassified, at fair value, approximately $49,084,000 in available for sale mortgage-backed, asset-backed and municipal securities to the held to maturity category. The related unrealized pre-tax losses of approximately $750,000 remained in accumulated other comprehensive income (loss) and will be accreted over the remaining life of the securities.  No gains or losses were recognized at the time of reclassification.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
March 31, 2016:
State and municipal	$61,242	$1,811	$(321)	$59,752
Mortgage-backed - agency / residential	75,360	2,136	-	73,224
Asset-backed	19,478	591	-	18,887
Other	350	-	-	350
	$156,430	$4,538	$(321)	$152,213

December 31, 2015:
State and municipal	$55,812	$1,349	$(390)	$54,853
Mortgage-backed - agency / residential	74,692	767	(611)	74,536
Asset-backed	19,618	273	(27)	19,372
	$150,122	$2,389	$(1,028)	$148,761

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Proceeds	$19,468	$2,868
Gross gains	113	16
Gross losses	(68)	(16)
Net tax expense related to gains (losses) on sale	17	-

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due after one year through five years	$43,532	$42,571
Due after five years through ten years	13,766	13,588
Due after ten years	57,751	60,350
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	115,049	116,509
Mortgage-backed and collateralized
loan obligations	114,429	113,922
Total securities available for sale	$229,478	$230,431

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$257	$256
Due after one year through five years	2,492	2,472
Due after five years through ten years	23,922	23,333
Due after ten years	34,571	33,691
Total HTM, excluding MBS, asset-backed and other	61,242	59,752
Mortgage-backed, asset-backed and other	95,188	92,461
Total securities held to maturity	$156,430	$152,213

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
Mortgage-backed - agency /
residential	$7,514	$(151)	$29,636	$(308)	$37,150	$(459)
Mortgage-backed - private /
residential	276	(5)	-	-	276	(5)
Trust preferred	-	-	7,425	(2,575)	7,425	(2,575)
Corporate	8,713	(424)	-	-	8,713	(424)
Collateralized loan obligations	8,196	(283)	-	-	8,196	(283)

Held to maturity:
State and municipal	3,703	(10)	4,819	(335)	8,522	(345)
Mortgage-backed - agency /
residential	7,241	(158)	3,621	(99)	10,862	(257)
Asset-backed	-	-	11,537	(61)	11,537	(61)
Total temporarily impaired	$35,643	$(1,031)	$57,038	$(3,378)	$92,681	$(4,409)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

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

The table above presents unrealized losses on held to maturity securities since the date of the securities purchase, independent of the impact associated with changes is cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of March 31, 2016 or December 31, 2015.

At March 31, 2016, there were 33 individual securities in an unrealized loss position, including 21 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 12 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. The decrease in the number of securities in an unrealized loss position in excess of 12 months from 43 securities at December 31, 2015 to 21 securities at March 31, 2016 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position decreased from 88 individual securities at December 31, 2015 to 33 securities at March 31, 2016 also as a result of the timing of interest rate fluctuations. At March 31, 2016, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At March 31, 2016 and December 31, 2015, the Company’s unrated municipal bonds comprised approximately 11.5% and 13.8%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At March 31, 2016, a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 10.7% of total stockholders’ equity. This amortizing tax-exempt bond is secured by a pledge of revenues and a deed of trust from a local hospital and carries an interest rate of 4.75% and is scheduled to mature on December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of March 31, 2016 and December 31, 2015 was approximately equal to its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2015, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms, including  a partial redemption in 2013 in advance of the contractual repayment schedule. The hospital has evidenced sufficient cash flow to service the debt.

Certain mortgage backed securities with an aggregate market value of approximately $22,371,000 as of March 31, 2016 were pledged to secure overnight repurchase agreement borrowings. Fluctuations in the fair value of these securities, and or the fluctuation in customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis. The Company also pledges certain securities to public deposits under the Colorado Public Deposit Protection Act and pledges securities as collateral for funding lines. At March 31, 2016, the Company’s total pledged securities were $162,206,000.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31,	December 31,
	2016	2015

	(In thousands)
Commercial and residential real estate	$1,307,854	$1,281,701
Construction	87,753	107,170
Commercial	329,939	323,552
Agricultural	9,768	9,294
Consumer	66,829	66,288
SBA	26,811	25,645
Other	955	631
Total gross loans	1,829,909	1,814,281
Deferred costs and (fees)	337	255
Loans, held for investment, net of deferred costs and fees	1,830,246	1,814,536
Less allowance for loan losses	(23,025)	(23,000)
Net loans, held for investment	$1,807,221	$1,791,536

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Balance, beginning of period	$23,000	$22,490
Provision (credit) for loan losses	16	(23)
Loans charged-off	(302)	(49)
Recoveries on loans previously
charged-off	311	82
Balance, end of period	$23,025	$22,500

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000
Charge-offs	(204)	(2)	(96)	(302)
Recoveries	34	5	272	311
Provision (credit)	207	1	(192)	16
Balance as of March 31, 2016	$20,343	$75	$2,607	$23,025

Balances at March 31, 2016:

Allowance for Loan Losses
Individually evaluated	$267	$2	$12	$281
Collectively evaluated	20,076	73	2,595	22,744
Total	$20,343	$75	$2,607	$23,025

Loans
Individually evaluated	$22,244	$2	$2,557	$24,803
Collectively evaluated	1,505,488	5,911	294,044	1,805,443
Total	$1,527,732	$5,913	$296,601	$1,830,246

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(7)	(1)	(41)	(49)
Recoveries	33	6	43	82
Provision (credit)	(11)	(8)	(4)	(23)
Balance as of March 31, 2015	$19,622	$36	$2,842	$22,500

Balances at December 31, 2015:

Allowance for Loan Losses
Individually evaluated	$282	$-	$11	$293
Collectively evaluated	20,024	71	2,612	22,707
Total	$20,306	$71	$2,623	$23,000

Loans
Individually evaluated	$23,846	$2	$2,305	$26,153
Collectively evaluated	1,489,211	5,716	293,456	1,788,383
Total	$1,513,057	$5,718	$295,761	$1,814,536

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

March 31, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$11,702	$13,449	$-	$12,229	$141
Construction	986	986	-	986	-
Commercial	150	150	-	75	2
Consumer	257	303	-	264	1
Other	523	916	-	387	-
Total	$13,618	$15,804	$-	$13,941	$144

Impaired loans with a related allowance:
Commercial and residential real estate	$9,749	$9,863	$255	$9,991	$97
Construction	-	-	-	-	-
Commercial	1,024	1,045	12	1,114	3
Consumer	412	490	14	433	3
Other	-	-	-	-	-
Total	$11,185	$11,398	$281	$11,538	$103

Total impaired loans:
Commercial and residential real estate	$21,451	$23,312	$255	$22,220	$238
Construction	986	986	-	986	-
Commercial	1,174	1,195	12	1,189	5
Consumer	669	793	14	697	4
Other	523	916	-	387	-
Total impaired loans	$24,803	$27,202	$281	$25,479	$247

December 31, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$12,756	$14,472	$-	$14,194	$242
Construction	986	986	-	789	-
Commercial	-	-	-	19	-
Consumer	271	310	-	307	5
Other	250	588	-	171	-
Total	$14,263	$16,356	$-	$15,480	$247

Impaired loans with a related allowance:
Commercial and residential real estate	$10,232	$10,472	$268	$9,989	$388
Construction	-	-	-	-	-
Commercial	1,204	1,220	11	492	18
Consumer	454	529	14	493	13
Other	-	-	-	-	-
Total	$11,890	$12,221	$293	$10,974	$419

Total impaired loans:
Commercial and residential real estate	$22,988	$24,944	$268	$24,183	$630
Construction	986	986	-	789	-
Commercial	1,204	1,220	11	511	18
Consumer	725	839	14	800	18
Other	250	588	-	171	-
Total impaired loans	$26,153	$28,577	$293	$26,454	$666

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $75,000 for the three months ended March 31, 2016 and $164,000 for the three months ended March 31, 2015. During the first quarter 2016 approximately $124,000 in cash-basis interest income was recognized on the Company’s largest nonaccrual loan. No cash-basis interest income was recognized in the first quarter 2015.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

March 31, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$867	$-	$10,555	$11,422	$1,308,095
Construction	-	-	986	986	87,769
Commercial	80	-	854	934	330,000
Consumer	94	-	481	575	66,841
Other	357	-	525	882	37,541
Total	$1,398	$-	$13,401	$14,799	$1,830,246

December 31, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$653	$-	$11,905	$12,558	$1,281,881
Construction	-	-	986	986	107,185
Commercial	1,147	-	874	2,021	323,598
Consumer	291	-	459	750	66,297
Other	-	-	250	250	35,575
Total	$2,091	$-	$14,474	$16,565	$1,814,536

The Company categorizes loans into risk categories based on relevant information about the ability of a particular borrower to service its debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

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

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above are considered to be non-classified loans.

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

March 31, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,287,679	$86,767	$327,259	$65,934	$35,753	$1,803,392
Substandard	20,175	986	2,680	895	1,781	26,517
Doubtful	-	-	-	-	-	-
Subtotal	1,307,854	87,753	329,939	66,829	37,534	1,829,909
Deferred costs and (fees)	241	16	61	12	7	337
Loans, held for investment, net
of deferred costs and fees	$1,308,095	$87,769	$330,000	$66,841	$37,541	$1,830,246

December 31, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,260,134	$106,184	$322,650	$65,365	$34,194	$1,788,527
Substandard	21,567	986	902	923	1,376	25,754
Doubtful	-	-	-	-	-	-
Subtotal	1,281,701	107,170	323,552	66,288	35,570	1,814,281
Deferred costs and (fees)	180	15	46	9	5	255
Loans, held for investment, net
of deferred costs and fees	$1,281,881	$107,185	$323,598	$66,297	$35,575	$1,814,536

The book balance of TDRs at March 31, 2016 and December 31, 2015 was $20,988,000 and $22,391,000, respectively. Management established approximately $260,000 and $276,000 in specific reserves with respect to these loans as of March 31, 2016 and December 31, 2015, respectively. At both March 31, 2016 and December 31, 2015, the Company had an additional $953,000 committed on loans classified as TDRs.

During the three months ended March 31, 2016 and March 31, 2015 there were no modifications of loans designated as TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the three months ended March 31, 2016 or March 31, 2015.

(4)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2016, the Company had intangible assets comprised of its core deposit intangible assets and two customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful Life	2016	2015

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(62,222)	(62,124)
Core deposit intangible assets, net		$753	$851

Customer relationship intangible assets	10 years	5,654	5,654
Customer relationship intangible assets accumulated amortization		(1,474)	(1,332)
Customer relationship intangible assets, net		$4,180	$4,322

Total other intangible assets, net		$4,933	$5,173

(5)Federal Home Loan Bank Borrowings

At March 31, 2016, the Company’s outstanding borrowings were $205,900,000 as compared to $280,847,000 at December 31, 2015. These borrowings at March 31, 2016 consisted of $120,000,000 in term notes and $85,900,000 in advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2015,  outstanding borrowings consisted of $95,000,000 of term notes and $185,847,000 in advances on our line of credit, both with the FHLB.

The interest rate on the line of credit varies with the federal funds rate and was 0.54% at March 31, 2016. The Company has four term notes with the FHLB. Two of the term notes have fixed interest rates, the first a $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity and is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. The second fixed rate term note of $50,000,000 carries an interest rate of 0.58% and matures June 24, 2016. The Company also has two variable rate term notes of $25,000,000 each that mature on August 5, 2016 and March 7, 2017 and have interest rates that reset quarterly, currently set as 0.73% and 0.84%, respectively.  The next rate reset dates on the variable rate term notes are May 7, 2016 and June 7, 2016.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $433,908,000 at March 31, 2016 and $454,748,000 at December 31, 2015. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $228,008,000 at March 31, 2016 and $173,901,000 at December 31, 2015.

(6)Subordinated Debentures and Trust Preferred Securities

At both March 31, 2016 and December 31, 2015 the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $25,774,000. As of March 31, 2016, the Company's subordinated debentures bore a weighted average cost of funds of 3.45%.

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

As of March 31, 2016, the Company was in compliance with all financial covenants of the subordinated debentures.

The Company had accrued, unpaid interest on its Debentures of approximately $225,000 at March 31, 2016 and approximately $208,000 at December 31, 2015. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2016, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

Under the Dodd-Frank Act and a joint rule from the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, we expect that our TruPS will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The following table summarizes the terms of each outstanding subordinated debenture issuance at March 31, 2016 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2016	Variable	LIBOR + 2.65%	3.27%	7/15/2016
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2016	Variable	LIBOR + 3.10%	3.72%	7/7/2016

*  Call date represents the earliest or next date the Company can call the debentures

** On April 7, 2016, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.73%. On April 15, 2016, the rate on the CenBank Trust III subordinated debentures reset to 3.28%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2016	December 31, 2015

	(In thousands)
Commitments to extend credit:
Variable	$303,136	$307,463
Fixed	61,230	61,184
Total commitments to extend credit	$364,366	$368,647

Standby letters of credit	$9,289	$8,857

At March 31, 2016, the rates on the fixed rate commitments to extend credit ranged from 1.95% to 7.00%.

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

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.

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

Fair values of our securities are determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For securities where routine valuation techniques are not used, management utilizes a discounted cash flow model with market-adjusted discount rates or other unobservable inputs to estimate fair value. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable, and as a result, these securities should be classified as Level 3 (Level 3 inputs). The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at March 31, 2016
State and municipal securities	$-	$2,730	$31,988	$34,718
Mortgage-backed securities – agency /
residential	-	105,957	-	105,957
Mortgage-backed securities – private /
residential	-	276	-	276
Trust preferred securities	-	17,603	-	17,603
Corporate securities	-	62,728	-	62,728
Collateralized loan obligations	-	8,196		8,196
Interest rate swaps - cash flow hedge	-	(3,816)	-	(3,816)

Assets/(Liabilities) at December 31, 2015
State and municipal securities	$-	$2,673	$32,040	$34,713
Mortgage-backed securities – agency /
residential	-	129,017	-	129,017
Mortgage-backed securities – private /
residential	-	274	-	274
Trust preferred securities	-	17,806	-	17,806
Corporate securities	-	65,291	-	65,291
Collateralized loan obligations	-	8,330		8,330
Interest rate swaps - cash flow hedge	-	(2,558)	-	(2,558)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the three months ended March 31, 2016.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and March 31, 2015:

State and Municipal Securities
Three Months Ended March 31, 2016

(In thousands)
Beginning balance	$32,040
Total unrealized gains (losses) included in:
Net income (loss)	1
Other comprehensive income (loss)	-
Sales, calls and prepayments	(53)
Transfers in and (out) of Level 3	-
Balance end of period	$31,988

State and Municipal Securities
Three Months Ended March 31, 2015

(In thousands)
Beginning balance	$32,317
Total unrealized gains (losses) included in:
Net income	5
Other comprehensive income (loss)	(5)
Sales, calls and prepayments	-
Transfer to held to maturity	(280)
Transfers in and (out) of Level 3	-
Balance end of period	$32,037

For the three months ended March 31, 2016 and March 31, 2015, there was no comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three months ended March 31, 2016 and March 31, 2015, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at March 31, 2016 and December 31, 2015:

March 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,988	discounted cash flow	discount rate	2.05%-4.75%
Total	$31,988

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,040	discounted cash flow	discount rate	2.05%-4.75%
Total	$32,040

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of March 31, 2016 and December 31, 2015.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,142	$31,142	$-	$-	$31,142
Securities available for sale	229,478	-	197,490	31,988	229,478
Securities held to maturity	152,213	-	153,389	3,041	156,430
Bank stocks	19,199	n/a	n/a	n/a	n/a
Loans held for investment, net	1,807,221	-	-	1,804,847	1,804,847
Accrued interest receivable	7,022	-	7,022	-	7,022

Financial liabilities:
Deposits	$1,872,717	$-	$1,872,500	$-	$1,872,500
Federal funds purchased and sold under
agreements to repurchase	18,730	-	18,730	-	18,730
Short-term borrowings	85,900	-	85,900	-	85,900
Subordinated debentures	25,774	-	-	19,407	19,407
Long-term borrowings	120,000	-	120,536	-	120,536
Accrued interest payable	585	-	585	-	585
Interest rate swap - cash flow hedge	3,816	-	3,816	-	3,816

		Fair Value Measurements at December 31, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,711	$26,711	$-	$-	$26,711
Securities available for sale	255,431	-	223,391	32,040	255,431
Securities held to maturity	148,761	-	145,698	4,424	150,122
Bank stocks	20,500	n/a	n/a	n/a	n/a
Loans held for investment, net	1,791,536	-	-	1,791,128	1,791,128
Accrued interest receivable	6,554	-	6,554	-	6,554

Financial liabilities:
Deposits	$1,801,845	$-	$1,800,112	$-	$1,800,112
Federal funds purchased and sold under
agreements to repurchase	26,477	-	26,477	-	26,477
Short-term borrowings	185,847	-	185,847	-	185,847
Subordinated debentures	25,774	-	-	18,640	18,640
Long-term borrowings	95,000	-	95,353	-	95,353
Accrued interest payable	508	-	508	-	508
Interest rate swap - cash flow hedge	2,558	-	2,558	-	2,558

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

Fair values for securities available for sale and held to maturity are generally determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For positions that are not traded in active markets or are subject to transfer restrictions (i.e., bonds valued with Level 3 inputs), management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality and intent to sell in order to determine the value of the bond.

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock and Bankers’ Bank of the West stock. These three stocks comprise the majority of the balance of the Company’s bank stocks.

(c)	Loans Held for Investment

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3). Fair values for other loans (e.g., commercial real estate and investment property mortgage loans and commercial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality (Level 3). Impaired loans are valued at the lower of cost or fair value when specific reserves are attributed to these loans because the present value of expected cash flows or the net realizable value of collateral is less than the impaired loan’s recorded investment. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d)	Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value determined by the sales price agreed upon in negotiation with the purchaser (Level 1).

(e)	Deposits

The fair values of demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) (Level 2). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date (Level 2). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

(9)Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company utilizes derivative financial instruments to assist in the management of interest rate risk, primarily helping to secure long-term borrowing rates. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment or receipt of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments or receipts principally related to certain variable-rate borrowings. The Company does not use derivatives for trading or speculative purposes.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2016 and December 31, 2015:

	Balance	Fair Value
	Sheet	March 31,	December 31,
	Location	2016	2015

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$3,816	$2,558

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2016, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of March 31, 2016 and December 31, 2015 is included in the table below:

	March 31, 2016	December 31, 2015

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	4.6 years	4.9 years
Unrealized gains (losses)	$(3,816)	$(2,558)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three months ended March 31, 2016 and March 31, 2015, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $1,010,000 will be reclassified from AOCI into interest expense.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with another third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The impact of these customer interest rate swaps on the Company’s financial statements was immaterial for the periods covered by this report.

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three months ended March 31, 2016 and March 31, 2015:

	Income	Three Months Ended
Interest Rate Swaps with	Statement	March 31,
Hedge Designation	Location	2016	2015

Gain or (loss) recognized in OCI on
derivative – net of tax	Not applicable	$(882)	$(574)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) – net of tax	Interest expense	102	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted $5,010,000 against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

(10)Stock-Based Compensation

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

Stock-based compensation awards issuable under the either plan include the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided for, and the 2015 Plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of March 31, 2016, there were 173,217 and 383,727 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of March 31, 2016, there were 761,783 shares remaining available for grant under the 2015 Plan. Although the Incentive Plan expired by its terms on April 4, 2015, awards previously granted under the Incentive Plan remain outstanding in accordance with their terms.

Of the 556,944 shares represented by unvested awards at March 31, 2016,  approximately 530,000 shares are expected to vest. At March 31, 2016 there were 320,095 shares of restricted stock outstanding that were subject to a performance condition. As of March 31, 2016, management expects that approximately 306,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2014 through February 2016. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance criteria. The performance-based shares awarded in 2014, 2015 and 2016 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of March 31, 2016, management expected that all of the performance awards made in 2014, 2015 and 2016 will vest (with the exception of expected forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the accrual of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the three months ended March 31, 2016 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2016	590,755	$12.88
Awarded	151,371	15.25
Forfeited	(9,845)	10.11
Vested	(175,337)	10.84
Unearned at March 31, 2016	556,944	$14.21

The Company recognized $837,000 and  $746,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2016 and March 31, 2015, respectively. The total income tax benefit recognized for share-based compensation arrangements was $318,000 and $284,000 for the three months ended March 31, 2016 and March 31, 2015, respectively. The grant date fair value of restricted stock awards granted in the three months ended March 31, 2016 and March 31, 2015 was $2,308,000 and $2,074,000, respectively.  The fair value of awards that vested in the three months ended March 31, 2016 and March 31, 2015 was approximately $2,742,000 and $1,104,000, respectively. At March 31, 2016,  compensation cost of $5,789,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 2.1 years.

(11)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at March 31, 2016	Ratio at December 31, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	11.02%	10.94%	7.00%	N/A
Guaranty Bank and Trust Company	12.19%	11.96%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.18%	12.11%	8.50%	N/A
Guaranty Bank and Trust Company	12.19%	11.96%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.31%	13.24%	10.50%	N/A
Guaranty Bank and Trust Company	13.32%	13.09%	10.50%	10.00%

Leverage Ratio
Consolidated	10.64%	10.68%	4.00%	N/A
Guaranty Bank and Trust Company	10.66%	10.55%	4.00%	5.00%

(12)Legal Contingencies

The Company and the Bank are defendants, from time-to-time, in legal actions at various points of the legal process,  including appeals, arising from transactions conducted in the ordinary course of business. Management believes, after consultation with legal counsel, that it is not probable that the outcome of current legal actions will result in a liability that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

(13)Business Combination

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Home State Bancorp (“Home State”), parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado (“Home State Bank”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Home State will be merged with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provides that following the merger, Home State Bank will be merged with and into the Bank, with the Bank continuing as the surviving bank. The combined Company will have approximately $3.3 billion in total assets and $2.5 billion in total deposits. The transaction is expected to close during the third quarter 2016, pending regulatory and stockholder approval. The transaction will be accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

(14)Subsequent Events

In April 2016, through social engineering, a Company employee’s credentials to the Company’s corporate treasury banking software were obtained resulting in the compromise of two corporate customer accounts. On one of these two accounts, the perpetrator was able to initiate a single $1.85 million fraudulent, foreign wire transfer. No fraudulent transfers were successfully executed related to the second corporate account. The fraudulent wire transfer was noticed within an hour of it being initiated. Upon identification of the fraudulent wire transfer, the Company immediately notified the FBI, the recipient financial institution, and law enforcement with jurisdiction over the recipient financial institution. In addition, the customer has been reimbursed by the Company for the fraudulently transferred funds. Law enforcement with jurisdiction over the recipient financial institution has informed us that a hold was immediately placed on the account pending an investigation at the recipient financial institution, preventing the wire transfer recipient from accessing the account.  As of the date of this filing, the Company has initiated civil proceedings and is working through appropriate channels to secure a return of the funds.  The Company began a full, forensic investigation into the matter, working with a cybersecurity firm to investigate the incident, to continue to ensure to the extent possible that the Company’s network and systems are not infected. The results of this investigation are preliminary and ongoing. In addition, the Company has filed a claim with its insurance carrier and the outcome of this claim has not been determined. The Company has a $250,000 deductible under this policy.

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
•

Requirements imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the joint rule by the Federal Reserve Board, the OCC, and the FDIC to revise the regulatory capital rules, including the implementation of the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

•	Failure, interruption or breach in security of our electronic communications, information systems and computer systems.
•	The effects of inflation and interest rate, securities market and monetary supply fluctuations.
•	Political instability, acts of war or terrorism and natural disasters.
•	Our ability to develop and promote customer acceptance of new products and services in a timely manner and customers’ perceived overall value of these products and services.
•	Changes in consumer spending, borrowings and savings habits.
•	Competition for loans and deposits and failure to attract or retain loans and deposits.
•	Changes in the financial performance or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and the terms of other credit agreements.
•	Our ability to receive regulatory approval for the Bank to declare and pay dividends to the holding company.
•	Our ability to acquire, operate and maintain cost effective and efficient systems.

•

The timing, impact and other uncertainties of any future acquisitions, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations, the ability to raise capital or issue debt to fund acquisitions and the ability to enter new markets successfully and capitalize on growth opportunities.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report and Items 1, 1A, 7, 7A and 8 of our 2015 Annual Report on Form 10-K.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of two investment management firms, Private Capital Management LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”).  References to “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis. References to the “Bank” refer to Guaranty Bank and Trust Company, our bank subsidiary.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to small to medium-sized businesses, including the owners and employees of those businesses, and consumers. Our line of banking products and services include accepting demand and time deposits and originating real estate loans (including construction loans), commercial loans, SBA guaranteed loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

We are subject to competition from other financial institutions, non-financial companies and other competitors and our operating results, like those of other financial institutions operating exclusively or primarily in Colorado, are significantly influenced by economic conditions in Colorado, including the strength of the Colorado real estate market. In addition, the fiscal, monetary and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates impact our financial condition, results of operations and cash flows.

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change
			Favorable
	2016	2015	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$21,860	$19,854	$2,006
Interest expense	1,865	1,077	(788)
Net interest income	19,995	18,777	1,218
Provision (credit) for loan losses	16	(23)	(39)
Net interest income after
provision for loan losses	19,979	18,800	1,179
Noninterest income	4,178	4,115	63
Noninterest expense	15,792	15,270	(522)
Income before income taxes	8,365	7,645	720
Income tax expense	2,830	2,561	(269)
Net income	$5,535	$5,084	$451

Common Share Data:

Basic earnings per common share	$0.26	$0.24	$0.02
Diluted earnings per common share	$0.26	$0.24	$0.02
Average common shares outstanding	21,184,892	21,037,325	147,567
Diluted average common shares outstanding	21,375,330	21,165,433	209,897
Average equity to average assets	9.50%	9.96%	(0.46)%
Return on average equity	9.93%	9.81%	0.12%
Return on average assets	0.94%	0.98%	(0.04)%
Dividend payout ratio	44.10%	41.40%	2.70%

	March 31,	March 31,
	2016	2015	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.31%	13.75%	(0.44)%
Leverage ratio	10.64%	11.09%	(0.45)%
Loans(1), net of deferred costs and fees
to deposits	97.73%	90.28%	7.45%
Allowance for loan losses to loans (1),
net of deferred costs and fees	1.26%	1.45%	(0.19)%
Allowance for loan losses to
nonperforming loans	171.82%	169.61%	2.21%
Classified assets to allowance
and Tier 1 capital (2)	11.56%	11.26%	0.30%
Noninterest bearing deposits to
total deposits	33.72%	38.32%	(4.60)%
Time deposits to total deposits	15.01%	11.20%	3.81%
________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

First quarter 2016 net income increased $0.5 million to $5.5 million as compared to $5.1 million for the same quarter in 2015. The $0.5 million increase in net income was primarily the result of a $2.0 million increase in interest income in addition to a $0.1 million increase in noninterest income, partially offset by a $0.8 million increase in interest expense, a $0.5 million increase in noninterest expense and a $0.3 million increase in income tax expense. The $2.0 million increase in interest income was primarily due to a $288.4 million, or 18.9% increase in average loan balances in the first quarter 2016 as compared to the same quarter in 2015.  The $0.8 million increase in interest expense was primarily attributable to a $116.2 million increase in the Company’s average FHLB borrowings compounded by an increase in the average cost of these borrowings. The $0.5 million increase in noninterest expense is primarily the result of $0.7 million in merger related costs incurred in the first quarter 2016. The $0.3 increase in income tax expense during the first quarter 2016, as compared the same quarter 2015, was primarily a result of growth in pre-tax income over the same period.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended March 31, 2016 and the prior four quarters:

Table 2

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in thousands)
Net interest income	$19,995	$19,856	$19,406	$18,940	$18,777
Interest rate spread	3.44%	3.43%	3.45%	3.54%	3.72%
Net interest margin	3.60%	3.58%	3.59%	3.67%	3.84%
Net interest margin, fully tax
equivalent	3.68%	3.66%	3.67%	3.75%	3.93%
Average cost of interest-bearing
liabilities (including
noninterest-bearing deposits)	0.35%	0.30%	0.28%	0.25%	0.23%
Average cost of deposits
(including noninterest-
bearing deposits)	0.22%	0.20%	0.19%	0.18%	0.16%

During the first quarter 2016, net interest margin increased two basis points to 3.60%, as compared to the fourth quarter 2015 and fell 24 basis points as compared to the first quarter 2015. The increase in the net interest margin in the first quarter 2016, as compared to the fourth quarter 2015, was primarily the result of a three basis point increase in loan yields. As compared to the first quarter 2015, the decrease in net interest margin was primarily the result of a 29 basis point decline in loan yields over the same period. The decline in loan yield in the first quarter 2016 compared to the first quarter 2015, was primarily the result of fees recognized on the early payoff of loans in the first quarter of 2015.

Net interest income increased by $1.2 million to $20.0 million in the first quarter 2016, as compared to the first quarter 2015, and increased $0.1 million as compared to the fourth quarter 2015. The $1.2 million increase in net interest income in the first quarter 2016, as compared to the same quarter in 2015 was attributable to a $2.0 million increase in interest income, partially offset by a $0.8 million increase in interest expense. The increase in interest income was primarily the result of a $288.4 million, or 18.9% increase in average loan balances in the first quarter 2016 as compared to the same quarter in 2015. The increase in interest expense was primarily the result of a $116.2 million increase in the Company’s average FHLB borrowings compounded by an increase in the average cost of these borrowings over the same period. The $0.1 million increase in net interest income in the first quarter 2016, as compared to the fourth quarter 2015 was primarily the result of a $0.4 million increase in interest income, driven by a $49.0 million increase in average loan balances, partially offset by a $0.3 million increase in interest expense resulting from a $65.3 million increase in average FHLB borrowings.

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

Table 3

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,818,001	$18,854	4.17%	$1,529,619	$16,806	4.46%
Investment securities (1)
Taxable	301,604	1,960	2.61%	348,453	2,123	2.47%
Tax-exempt	90,929	731	3.23%	85,511	702	3.33%
Bank Stocks (4)	20,901	311	5.98%	14,800	222	6.08%
Other earning assets	2,812	4	0.57%	2,334	1	0.17%
Total interest-earning assets	2,234,247	21,860	3.94%	1,980,717	19,854	4.07%
Non-earning assets:
Cash and due from banks	24,982			26,145
Other assets	99,951			101,904
Total assets	$2,359,180			$2,108,766

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$377,777	$92	0.10%	$336,658	$79	0.10%
Money market	402,008	258	0.26%	376,805	213	0.23%
Savings	152,853	42	0.11%	140,330	38	0.11%
Time certificates of deposit	274,363	615	0.90%	191,537	338	0.72%
Total interest-bearing deposits	1,207,001	1,007	0.34%	1,045,330	668	0.26%
Borrowings:
Repurchase agreements	20,937	10	0.19%	25,938	11	0.17%
Federal funds purchased (5)	1	-	0.98%	40	-	0.82%
Subordinated debentures	25,774	225	3.51%	25,774	199	3.13%
Borrowings	257,016	623	0.97%	140,866	199	0.57%
Total interest-bearing liabilities	1,510,729	1,865	0.50%	1,237,948	1,077	0.35%
Noninterest bearing liabilities:
Demand deposits	611,736			647,184
Other liabilities	12,536			13,524
Total liabilities	2,135,001			1,898,656
Stockholders' Equity	224,179			210,110
Total liabilities and stockholders' equity	$2,359,180			$2,108,766

Net interest income		$19,995			$18,777
Net interest margin			3.60%			3.84%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.68% and 3.93% for the three months ended March 31, 2016 and March 31, 2015, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.1 million and $0.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the first quarter 2016 and the first quarter 2015 rounded to zero.

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

Table 4

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$2,048	$(867)	$2,915
Investment Securities
Taxable	(163)	160	(323)
Tax-exempt	29	(14)	43
Bank Stocks	89	(2)	91
Other earning assets	3	3	-
Total interest income	2,006	(720)	2,726

Interest expense:
Deposits:
Interest-bearing demand
and NOW	13	3	10
Money market	45	30	15
Savings	4	1	3
Time certificates of deposit	277	107	170
Repurchase agreements	(1)	2	(3)
Subordinated debentures	26	26	-
Borrowings	424	197	227
Total interest expense	788	366	422
Net interest income	$1,218	$(1,086)	$2,304

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

In the first quarter 2016, we recorded an immaterial provision for loan losses as compared to an immaterial credit provision for loan losses in the fourth quarter 2015 and an immaterial credit provision for loan losses in the first quarter 2015. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2016.

Net recoveries in the first quarter 2016 were immaterial as compared to net recoveries of $0.1 million in the fourth quarter 2015 and an immaterial amount of net recoveries in the first quarter 2015.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,169	$2,259	$2,309	$2,338	$2,035
Investment management and trust	1,280	1,225	1,292	1,338	1,334
Increase in cash surrender value of
life insurance	448	442	447	461	408
Gain on sale of securities	45	132	-	-	-
Gain on sale of SBA loans	154	143	232	169	280
Other	82	61	119	98	58
Total noninterest income	$4,178	$4,262	$4,399	$4,404	$4,115

First quarter 2016 noninterest income was $4.2 million as compared to $4.1 million in the first quarter 2015 and $4.3 million in the fourth quarter 2015.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,788	$8,643	$8,318	$7,999	$8,604
Occupancy expense	1,375	1,498	1,487	1,630	1,697
Furniture and equipment	818	801	740	736	730
Amortization of intangible assets	240	495	495	496	495
Other real estate owned, net	2	16	(31)	54	41
Insurance and assessment	613	603	604	626	565
Professional fees	857	700	838	853	829
Impairment of long-lived assets	-	-	-	122	-
Other general and administrative	3,099	2,491	2,415	2,440	2,309
Total noninterest expense	$15,792	$15,247	$14,866	$14,956	$15,270

Noninterest expense increased $0.5 million to $15.8 million in the first quarter 2016, as compared to $15.3 million in the first quarter 2015, and increased $0.5 million as compared to the fourth quarter 2015.

First quarter 2016 noninterest expense increased by $0.5 million, as compared to the first quarter 2015, primarily as a result of a $0.2 million increase in salaries and employee benefits, in addition to $0.7 million in merger-related expense, included in other general and administrative expense, incurred in the first quarter 2016, partially offset by a $0.3 million decrease in occupancy expense and a $0.3 million decrease in amortization of intangible assets. The $0.2 million increase in salaries and employee benefits recognized in the first quarter 2016 compared to the first quarter 2015 was comprised of several smaller increases in employee benefits expense, equity compensation expense, bonus and incentive expense and payroll tax expense. The $0.7 million in merger-related expense relates to the planned third quarter 2016 merger with Home State Bancorp. The $0.3 million decline in occupancy expense was primarily the result of a renegotiation of the lease of our main office and the $0.3 million decline in amortization expense was attributable to the use of accelerated amortization.

First quarter 2016 noninterest expense increased by $0.5 million, as compared to the fourth quarter 2015, primarily due to the $0.7 million in merger-related expenses incurred during the first quarter 2016. Other offsetting variances in noninterest expense during the first quarter 2016 as compared to the fourth quarter 2015 included a $0.3 million decrease in amortization related to the use of accelerated amortization and a $0.2 million increase in professional fees.

Income Taxes

Income tax expense was $2.8 million for the first quarter of 2016 as compared to $2.6 million for the first quarter of 2015. The increase in taxes for the first quarter of 2016 was primarily a result of increased pre-tax income. During the first quarter 2016, our effective tax rate increased to 33.8% from approximately 33.5% for the same period in 2015. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of total taxable and tax-exempt income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(In thousands)
Cash and cash equivalents	$31,142	$26,711	$23,750	$55,169	$31,649
Total investments	400,890	424,692	433,299	442,794	452,271
Total loans	1,830,246	1,814,536	1,726,151	1,668,658	1,555,154
Total assets	2,362,216	2,368,525	2,285,630	2,269,536	2,145,452
Earning assets	2,233,253	2,241,058	2,161,139	2,140,552	2,010,489
Deposits	1,872,717	1,801,845	1,847,329	1,741,999	1,721,881
FHLB borrowings	205,900	280,847	151,300	260,550	148,600

At March 31, 2016, total assets were $2.4 billion, reflecting a $6.3 million decrease as compared to December 31, 2015  and a $216.8 million increase as compared to March 31, 2015. The decrease in total assets during the three months ended March 31, 2016 includes a $23.8 million decrease in investments, a $15.7 million increase in net loans and a $4.4 million increase in cash.

As compared to March 31, 2015, the increase in total assets of $216.8 million was primarily due to a $275.1  million increase in net loans, funded by a $150.8 million increase in deposits, a $57.3 million increase in FHLB borrowings and a $51.4 million decrease in investments.

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 8

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(In thousands)
Commercial and residential real estate	$1,307,854	$1,281,701	$1,196,209	$1,146,508	$1,055,219
Construction	87,753	107,170	92,473	85,516	72,505
Commercial	329,939	323,552	336,414	333,860	326,679
Consumer	66,829	66,288	63,517	61,870	60,008
Other	37,534	35,570	37,412	40,654	40,177
Total gross loans	1,829,909	1,814,281	1,726,025	1,668,408	1,554,588
Deferred costs and (fees)	337	255	118	(173)	(134)
Loans, held for investment, net of
deferred costs and fees	1,830,246	1,814,536	1,726,143	1,668,235	1,554,454
Less allowance for loan losses	(23,025)	(23,000)	(22,890)	(22,850)	(22,500)
Net loans, held for investment	$1,807,221	$1,791,536	$1,703,253	$1,645,385	$1,531,954

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 9

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(In thousands)
Beginning balance	$1,814,281	$1,726,033	$1,668,831	$1,555,288	$1,541,813
New credit extended	105,843	155,745	149,502	169,687	95,738
Net existing credit advanced	50,482	61,165	60,784	83,792	57,900
Net pay-downs and maturities	(139,914)	(129,189)	(152,279)	(138,770)	(141,983)
Charge-offs and other	(783)	527	(805)	(1,166)	1,820
Gross loans	1,829,909	1,814,281	1,726,033	1,668,831	1,555,288
Deferred costs and (fees)	337	255	118	(173)	(134)
Loans, net of deferred costs and fees	$1,830,246	$1,814,536	$1,726,151	$1,668,658	$1,555,154

Net change - loans outstanding	$15,710	$88,385	$57,493	$113,504	$13,720

During the first quarter 2016, loans net of deferred costs and fees increased $15.7 million, comprised of a $26.2 million increase in commercial and residential real estate loans and a $6.4 million increase in commercial loans, partially offset by a $19.4 million decline in construction loans. First quarter 2016 net loan growth consisted of $156.3 million in new loans and net existing credit advanced, partially offset by $139.9 million in net loan pay-downs and maturities. In addition to contractual loan principal payments and maturities, the first quarter 2016 included $28.1 million in early payoffs related to the sale of the borrower’s assets, $21.4 million in payoffs due to our strategic decision to not match certain financing terms offered by competitors, $11.7 million in pay-downs related to revolving line of credit fluctuations and $10.0 million in pay-downs of energy-related loans.

As compared to March 31, 2015, loans net of unearned fees increased by $275.1 million, or 17.7%. The net loan growth was primarily comprised of a $252.6 million increase in commercial and residential real estate loans, including an $81.1 million increase in 1-4 family residential loans and a $15.2 million increase in construction loans. At March 31, 2016, our commercial and residential real estate portfolio included $343.1 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 43.0% at March 31, 2016 as compared to 41.2% at December 31, 2015 and 37.8% as of March 31, 2015.

Under joint guidance from the FDIC, the Federal Reserve and the OCC on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of

50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 34% of capital at March 31, 2016,  as compared to 47% at December 31, 2015 and 50% at March 31, 2015. For the Bank, total commercial real estate loans represented 351% of capital at March 31, 2016, as compared to 356% at December 31, 2015 and 317% at March 31, 2015. The balance of the Bank’s commercial real estate loan portfolio increased by 50.2% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At March 31, 2016, we did not have any significant concentrations in any particular industry.

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

Loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cash-basis method until the loan qualifies for a return to the accrual basis method. Generally, payments received on a nonaccrual loan are applied first to the principal balance of the loan, and then to interest and only to the extent that the remaining recorded investment in the loan is determined to be fully collectible. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments is reasonably assured.

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

Table 10

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
	(Dollars in thousands)

Nonaccrual loans and leases	$3,815	$3,762	$3,734	$2,004	$1,876
Nonperforming troubled debt
restructurings	9,586	10,712	10,778	11,188	11,390
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$13,401	$14,474	$14,512	$13,192	$13,266

Other real estate owned and foreclosed
assets	674	674	1,371	1,503	2,175
Total nonperforming assets	$14,075	$15,148	$15,883	$14,695	$15,441

Total classified assets	$27,191	$26,428	$31,208	$31,762	$28,637

Nonperforming loans	$13,401	$14,474	$14,512	$13,192	$13,266
Performing troubled debt restructurings	11,402	11,679	12,131	12,118	14,056
Allocated allowance for loan losses	(281)	(293)	(277)	(277)	(298)
Net carrying amount of impaired loans	$24,522	$25,860	$26,366	$25,033	$27,024

Accruing loans past due 30-89 days (1)	$1,398	$2,091	$3,461	$1,487	$8,368

Allowance for loan losses	$23,025	$23,000	$22,890	$22,850	$22,500

For the Three Months Ended:

Loans charged-off	$(302)	$(66)	$(75)	$(48)	$(49)
Recoveries	311	184	101	285	82
Net recoveries	$9	$118	$26	$237	$33

Provision (credit) for loan losses	$16	$(8)	$14	$113	$(23)

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (2)	1.26%	1.27%	1.33%	1.37%	1.45%
Allowance for loan losses to
nonperforming loans	171.82%	158.91%	157.73%	173.21%	169.61%
Annualized net charge-offs to average
loans	-%	(0.03)%	(0.01)%	(0.06)%	(0.01)%
Nonperforming assets to total assets	0.60%	0.64%	0.69%	0.65%	0.72%
Nonperforming loans to loans, net
of deferred costs and fees (2)	0.73%	0.80%	0.84%	0.79%	0.85%
Loans 30-89 days past due to loans, net
of deferred costs and fees (2)	0.08%	0.12%	0.20%	0.09%	0.54%
Texas ratio (3)	5.14%	5.65%	6.09%	5.80%	6.07%
Classified asset ratio (4)	11.56%	11.66%	13.51%	13.87%	11.26%
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

During the first quarter 2016, nonperforming loans decreased by $1.1 million, as compared to December 31, 2015, and increased by $0.1 million, as compared to March 31, 2015. The decrease in nonperforming loans at March 31, 2016 as compared to December 31, 2015 was primarily the result of the payoff during the first quarter 2016 of a single nonaccrual loan with a balance of $1.0 million as of December 31, 2015. Nonperforming loans at March 31, 2016 include one out-of-state loan participation with a balance of $9.5 million. As of March 31, 2016, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries in the first quarter 2016 were immaterial, as compared to net recoveries of $0.1 million in the fourth quarter 2015 and an immaterial amount of net recoveries in the first quarter 2015.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $13.1 million at March 31, 2016, as compared to $11.3 million at December 31, 2015 and $13.2 million at March 31, 2015. The increase in accruing, adversely classified loans during the first quarter 2016 was attributable to the downgrade of a $1.8 million syndicated national credit in our energy portfolio.

At March 31, 2016, classified assets represented 11.6% of bank level capital and allowance for loan losses, as compared to 11.7% as of December 31, 2015.

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

Other Real Estate Owned (OREO) was $0.7 million at March 31, 2016, as compared to $0.7 million at December 31, 2015 and $2.2 million at March 31, 2015. The balance of OREO at March 31, 2016 was comprised of two separate properties, both of which were land. The balance of OREO at March 31, 2015 was comprised of six separate properties, of which $1.8 million was land and $0.4 million was commercial real estate.

As of March 31, 2016, we had $21.0 million of loans with terms that were modified in troubled debt restructurings (TDRs) with a total allocated allowance for loan loss of $0.3 million. As of December 31, 2015, we had $22.4 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.3 million. At March 31, 2016, we had $1.0 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 11

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$11,402	$11,679	$12,131	$12,118	$14,056
Allocated allowance for loan losses
on performing TDRs	(258)	(270)	(257)	(255)	(266)
Net investment in performing TDRs	$11,144	$11,409	$11,874	$11,863	$13,790

Nonperforming TDRs	$9,586	$10,712	$10,778	$11,188	$11,390
Allocated allowance for loan losses
on nonperforming TDRs	(2)	(6)	(2)	(9)	(15)
Net investment in nonperforming TDRs	$9,584	$10,706	$10,776	$11,179	$11,375

The following provides a rollforward of TDRs for the quarters ended March 31, 2016 and March 31, 2015:

Table 12

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(171)	(286)	(457)
Charge-offs, net	-	-	-
New modifications	-	-	-
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at March 31, 2015	$14,056	$11,390	$25,446

Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(113)	(1,026)	(1,139)
Charge-offs, net	-	-	-
New modifications	-	-	-
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	-	-	-
Balance at March 31, 2016	$11,402	$9,586	$20,988

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

The ratio of allowance for loan losses to total loans was 1.26% at March 31, 2016,  as compared to 1.27% at December 31, 2015  and 1.45% at March 31, 2015.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses incurred on all other loans.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the  recorded allowance balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses. However, if the recorded allowance exceeds the amount calculated then the difference would be credited to income as a credit provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

During the first quarter 2016, we recorded an immaterial provision for loan losses compared to  an immaterial credit provision for loan losses in the fourth quarter 2015 and an immaterial credit provision for loan losses in the first quarter 2015. Management considered net recoveries, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2016.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.3 million, or 1.2%, of the $23.0 million allowance for loan losses at March 31, 2016 relates to specific reserve allocations.  This compares to a specific reserve of $0.3 million, or 1.3%, of the total allowance for loan losses at December 31, 2015.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.24% at March 31, 2016, as compared to 1.25% at December 31, 2015 and 1.43% at March 31, 2015. The decrease in the general reserve as a percentage of loans between March 31, 2015 and March 31, 2016 was due primarily to the impact of a reduced level of charge-offs on our general component calculation.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Balance, beginning of period	$23,000	$22,490
Loan charge-offs:
Commercial and residential real estate	(1)	-
Construction	(203)	(7)
Commercial	(55)	(1)
Consumer	(2)	(1)
Other	(41)	(40)
Total loan charge-offs	(302)	(49)

Loan recoveries:
Commercial and residential real estate	32	28
Construction	2	5
Commercial	159	15
Consumer	5	6
Other	113	28
Total loan recoveries	311	82
Net loan recoveries	9	33
Provision (credit) for loan losses	16	(23)
Balance, end of period	$23,025	$22,500

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 14

	March 31,	December 31,	Increase	Percent
	2016	2015	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$34,718	$34,713	$5	-%
Mortgage-backed - agency / residential	105,957	129,017	(23,060)	(17.9)%
Mortgage-backed - private / residential	276	274	2	0.7%
Trust preferred	17,603	17,806	(203)	(1.1)%
Corporate	62,728	65,291	(2,563)	(3.9)%
Collateralized loan obligations	8,196	8,330	(134)	(1.6)%
Total securities available for sale	$229,478	$255,431	$(25,953)	(10.2)%

Securities held to maturity:
State and municipal	59,752	54,853	4,899	8.9%
Mortgage-backed - agency / residential	73,224	74,536	(1,312)	(1.8)%
Asset-backed	18,887	19,372	(485)	(2.5)%
Other	350	-	350	100.0%
Total securities held to maturity	$152,213	$148,761	$3,452	2.3%

The carrying value of our available for sale investment securities at March 31, 2016 was $229.5 million as compared to the December 31, 2015 carrying value of $255.4 million. The decrease in available for sale securities from December 31, 2015 was primarily a result of the sale of approximately $19.6 million in mortgage-backed securities, as well as pay-downs and maturities.

The carrying value of our held to maturity securities at March 31, 2016 was $152.2 million as compared to $148.8 million at December 31, 2015. The increase in held to maturity securities, as compared to December 31, 2015, was primarily a result of the purchase of approximately $6.7 million in municipal bonds, net of pay-downs and maturities.

At March 31, 2016 and December 31, 2015, our investment securities portfolio had an average effective duration of approximately 5.0 years and 5.1 years, respectively.

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

Five municipal bond issuances were priced using significant unobservable inputs as of March 31, 2016, the largest of which is a revenue bond issued by the Colorado Health Facilities Authority with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of March 31, 2016 was equal to its par value.

At March 31, 2016, there were 33 individual securities in an unrealized loss position, consisting of 21 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 12 securities in an unrealized loss position, and determined that the decline in value since their purchase date was primarily attributable to fluctuations in market interest rates. The decrease in the number of securities in an unrealized loss position in excess of 12 months, from 43 securities at

December 31, 2015 to the 21 securities at March 31, 2016, was primarily attributable to the timing of interest rate fluctuations. At March 31, 2016, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery in their fair value, which may be upon maturity.

At March 31, 2016 and December 31, 2015, we held $19.2 million and $20.5 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 14 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At March 31, 2016		At December 31, 2015
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$631,544	33.72%	$612,371	33.99%
Interest-bearing demand and NOW	392,808	20.98%	381,834	21.19%
Money market	411,582	21.98%	397,371	22.05%
Savings	155,673	8.31%	151,130	8.39%
Time	281,110	15.01%	259,139	14.38%
Total deposits	$1,872,717	100.00%	$1,801,845	100.00%

Total deposits increased $70.9 million at March 31, 2016 as compared to December 31, 2015. The increase in deposits over the last three months was due to a $48.9 million increase in non-maturing deposits and a $22.0 million increase in time deposits. The increase in non-maturing deposits during the first quarter 2016 was attributable to seasonal cash fluctuations of various commercial customers in addition to new customer relationships. The increase in time deposits was due in part to a $12.0 million increase in our brokered CDs in addition to success related to our in-market retail time deposit campaign. Because of the current low interest-rate environment, and because of the span of time since the last period of increasing interest rates, we are uncertain what impact, if any, that rising interest rates would have on our deposit base.

Noninterest-bearing deposits as a percentage of total deposits decreased to approximately 33.7% at March 31, 2016, as compared to 34.0% at December 31, 2015. Noninterest-bearing deposits help reduce overall funding costs; however, due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 15.0% of total deposits at March 31, 2016. The majority of the time deposit balance represented deposits of local customers, with $90.4 million representing brokered deposits, as compared to $78.4 million at December 31, 2015. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At March 31, 2016, securities sold under agreements to repurchase were $18.7 million, a decrease of $7.7 million as compared to December 31, 2015 and a decrease of $5.2 million as compared to March 31, 2015.

Borrowings and Subordinated Debentures

At March 31, 2016, our FHLB borrowings were $205.9 million as compared to $280.8 million at December 31, 2015 and $148.6 million at March 31, 2015. At March 31, 2016, borrowings consisted of $120.0 million in term notes and $85.9 million in line of credit advances. At December 31, 2015, our FHLB borrowings consisted of $95.0 million in term notes and $185.8 million in line of credit advances. The total FHLB commitment, including balances outstanding, at March 31, 2016 and December 31, 2015 was $433.9 million and $454.7 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $228.0 million at March 31, 2016, which can be utilized for term and or line of credit advances.

The FHLB term borrowings at March 31, 2016 consisted of two fixed-rate term notes and two variable-rate term notes. A $20.0 million, fixed-rate term advance matures on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. A $50.0 million, fixed-rate term advance with an interest rate of 0.58% matures on June 24, 2016. A $25.0 million, variable-rate term advance with a current interest rate of 0.73% matures on August 5, 2016. A $25.0 million, variable-rate term advance with a current interest rate of 0.84% matures on March 7, 2017. We expect that both  $25.0 million, variable-rate term advances will be renewed annually for the next four years given their direct relationship to our five year forward starting balance sheet swaps initiated in June 2014 and February 2014. The rates on the variable-rate term notes reset quarterly. The interest rate on our FHLB line of credit borrowing is variable and was 0.54% at March 31, 2016.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.50%, Tier 1 capital to risk-weighted assets of at least 6.00%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.00% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses, and preferred stock) to risk-weighted assets of at least 8.00%. However, under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, which became effective in the first quarter 2015, a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, is established above the regulatory minimum capital requirement. The capital conservation buffer will be phased in between January 1, 2016 and year end 2018, becoming fully effective on January 1, 2019, however the full phased in capital conservation buffer is included in the table below.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2016, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 16

	Ratio at March 31, 2016	Ratio at December 31, 2015	Ratio at March 31, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	11.02%	10.94%	11.32%	7.00%	N/A
Guaranty Bank and Trust Company	12.19%	11.96%	12.45%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.18%	12.11%	12.54%	8.50%	N/A
Guaranty Bank and Trust Company	12.19%	11.96%	12.45%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.31%	13.24%	13.75%	10.50%	N/A
Guaranty Bank and Trust Company	13.32%	13.09%	13.67%	10.50%	10.00%

Leverage Ratio
Consolidated	10.64%	10.68%	11.09%	4.00%	N/A
Guaranty Bank and Trust Company	10.66%	10.55%	11.02%	4.00%	5.00%

At March 31, 2016, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our Tier 1 risk-based capital ratio and total risk-based capital ratios increased as compared to our ratios at December 31, 2015 as a result of increased capital due to first quarter earnings, partially offset by growth in risk-weighted assets. As of March 31, 2016 our regulatory capital ratios decreased compared to March 31, 2015 primarily as a result of growth in risk-weighted assets during the preceding twelve months.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of two and one-half cents per share to stockholders on a quarterly basis through November of 2013. Beginning in February 2014, we increased the cash dividend to five cents per share on a quarterly basis through November of 2014. Beginning in February 2015, we increased the cash dividend to ten cents per share on a quarterly basis through November 2015. In February 2016, we increased the quarterly cash dividend to stockholder to11 and ½ cents per share.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. At March 31, 2016, there was no event of default under the subordinated debenture agreements and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	March 31, 2016	December 31, 2015

	(In thousands)
Commitments to extend credit:
Variable	$303,136	$307,463
Fixed	61,230	61,184
Total commitments to extend credit	$364,366	$368,647

Standby letters of credit	$9,289	$8,857

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At March 31, 2016, the Company had $31.1 million of cash and cash equivalents. Further, the Bank had $9.6 million in excess pledging related to customer accounts that required collateral at March 31, 2016 and $79.1 million of unencumbered securities that were available for pledging to our FHLB line.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At March 31, 2016, the Bank had approximately $228.0 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $4.1 million of availability with the Federal Reserve discount window.

At March 31, 2016, the Bank had $90.4 million of brokered deposits, of which $6.5 million will mature in the fourth quarter 2016, $13.3 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $36.7 million will mature during 2018 and $13.2 million will mature during 2019 and 2020. As of December 31, 2015, the Bank maintained $78.4 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of March 31, 2016, the holding company had approximately $0.3 million of cash on hand. On April 18, 2016, the Bank’s Board of Directors approved a $9.8 million dividend to the holding company. This dividend will provide cash for holding company operations in addition to future external stockholder dividends at the current rate through the remainder of 2016.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  There have been no changes during 2016 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The following table shows the projected net interest income increase or decrease over the 12 months following March 31, 2016 and March 31, 2015:

Table 18

Market Risk:

	Annualized Net Interest Income
	March 31, 2016	March 31, 2015
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$462	$2,271
200	525	1,740
100	172	827
Static	-	-
(100)	(1,276)	(1,834)
(200)	(759)	(1,828)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At March 31, 2016, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of March 31, 2016, our asset sensitivity had decreased relative to March 31, 2015, primarily due to our effort to reduce asset sensitivity, resulting in a maximization of current earnings.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At March 31, 2016, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At March 31, 2016, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 25 and 50 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 25 to 50 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2016.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the first quarter 2016.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
January 1 to January 31	-	$-	-	1,000,000
February 1 to February 29	53,085	15.67	-	1,000,000
March 1 to March 31	2,493	15.20	-	1,000,000
	55,578	$15.65	-	1,000,000

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 1,000,000 shares available for repurchase under the repurchase plan originally announced on April 3, 2014, which is scheduled to expire April 2, 2017. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosure

Not applicable.

5
ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated March 16, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s form 8-K filed on March 16, 2016).

3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

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

i

Dated: April 29, 2016	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)