Form 10-Q
period 2016-06-30
Guaranty Bancorp
filed 2016-08-04
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, there were 21,792,658 shares of the registrant’s common stock outstanding, consisting of 20,773,658 shares of voting common stock, of which 543,744 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$30,446	$26,711

Securities available for sale, at fair value	198,156	255,431
Securities held to maturity (fair value of $154,717 and $150,122 at
June 30, 2016 and December 31, 2015)	149,196	148,761
Bank stocks, at cost	21,656	20,500
Total investments	369,008	424,692

Loans, held for investment, net	1,898,543	1,814,536
Less allowance for loan losses	(23,050)	(23,000)
Net loans, held for investment	1,875,493	1,791,536

Premises and equipment, net	45,769	48,308
Other real estate owned and foreclosed assets	674	674
Other intangible assets, net	4,694	5,173
Bank-owned life insurance	49,639	48,909
Other assets	19,292	22,522
Total assets	$2,395,015	$2,368,525

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$638,110	$612,371
Interest-bearing demand and NOW	383,492	381,834
Money market	392,730	397,371
Savings	149,798	151,130
Time	283,231	259,139
Total deposits	1,847,361	1,801,845

Securities sold under agreement to repurchase and federal funds purchased	17,990	26,477
Federal Home Loan Bank term notes	120,000	95,000
Federal Home Loan Bank line of credit borrowing	141,600	185,847
Subordinated debentures	25,774	25,774
Interest payable and other liabilities	12,332	11,943
Total liabilities	2,165,057	2,146,886

Stockholders’ equity:
Common stock (1)	24	24
Additional paid-in capital - common stock	714,197	712,310
Accumulated deficit	(375,811)	(382,147)
Accumulated other comprehensive loss	(3,837)	(4,805)
Treasury stock, at cost, 2,343,477 and 2,287,744 shares, respectively	(104,615)	(103,743)
Total stockholders’ equity	229,958	221,639
Total liabilities and stockholders’ equity	$2,395,015	$2,368,525
____________________
(1)

Common stock—$0.001 par value; 30,000,000 shares authorized; 24,145,531 shares issued and 21,802,054 shares outstanding at June 30, 2016 (includes 554,591 shares of unvested restricted stock); 23,992,596 shares issued and 21,704,852 shares outstanding at December 31, 2015 (includes 590,755 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$19,057	$17,114	$37,911	$33,920
Investment securities:
Taxable	1,753	2,078	3,713	4,201
Tax-exempt	757	712	1,488	1,414
Dividends	281	253	592	475
Federal funds sold and other	3	2	7	3
Total interest income	21,851	20,159	43,711	40,013
Interest expense:
Deposits	1,064	750	2,071	1,418
Securities sold under agreement to repurchase and
federal funds purchased	8	9	18	20
Borrowings	733	258	1,356	457
Subordinated debentures	225	202	450	401
Total interest expense	2,030	1,219	3,895	2,296
Net interest income	19,821	18,940	39,816	37,717
Provision for loan losses	10	113	26	90
Net interest income, after provision for loan losses	19,811	18,827	39,790	37,627
Noninterest income:
Deposit service and other fees	2,292	2,338	4,461	4,373
Investment management and trust	1,276	1,338	2,556	2,672
Increase in cash surrender value of life insurance	460	461	908	869
Loss on sale of securities	(101)	-	(56)	-
Gain on sale of SBA loans	110	169	264	449
Other	105	98	187	156
Total noninterest income	4,142	4,404	8,320	8,519
Noninterest expense:
Salaries and employee benefits	8,520	7,999	17,308	16,603
Occupancy expense	1,261	1,630	2,636	3,327
Furniture and equipment	713	736	1,531	1,466
Amortization of intangible assets	239	496	479	991
Other real estate owned, net	5	54	7	95
Insurance and assessments	597	626	1,210	1,191
Professional fees	906	853	1,763	1,682
Impairment of long-lived assets	-	122	-	122
Other general and administrative	2,893	2,440	5,992	4,749
Total noninterest expense	15,134	14,956	30,926	30,226
Income before income taxes	8,819	8,275	17,184	15,920
Income tax expense	3,134	2,798	5,964	5,359
Net income	$5,685	$5,477	$11,220	$10,561

Earnings per common share–basic:	$0.27	$0.26	$0.53	$0.50
Earnings per common share–diluted:	0.27	0.26	0.52	0.50
Dividends declared per common share:	0.12	0.10	0.23	0.20

Weighted average common shares outstanding-basic:	21,242,520	21,070,199	21,213,706	21,053,853
Weighted average common shares outstanding-diluted:	21,361,712	21,200,438	21,411,626	21,191,277

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(In thousands)

Net income	$5,685	$5,477	$11,220	$10,561
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	788	(2,709)	2,789	(800)
Income tax effect	(299)	1,030	(1,060)	304
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	114	115	221	199
Income tax effect	(43)	(44)	(84)	(76)
Reclassification adjustment for net losses (gains) included
in net income during the period	101	-	56	-
Income tax effect	(38)	-	(21)	-
Change in fair value of derivatives during the period	(510)	447	(1,933)	(479)
Income tax effect	194	(170)	735	182
Reclassification adjustment of losses (gains) on derivatives
during the period	263	-	428	-
Income tax effect	(100)	-	(163)	-
Other comprehensive income	470	(1,331)	968	(670)
Total comprehensive income	$6,155	$4,146	$12,188	$9,891

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	10,561	-	10,561
Other comprehensive loss	-	-	-	-	(670)	(670)
Stock compensation awards, net of forfeitures	122,871	-	-	-	-	-
Stock based compensation, net	-	1,393	-	-	-	1,393
Tax effect of restricted stock vestings		147	-	-	-	147
Repurchase of common stock	(21,745)	-	(318)	-	-	(318)
Dividends paid	-	-	-	(4,213)	-	(4,213)
Balance, June 30, 2015	21,729,999	$710,905	$(103,445)	$(389,824)	$(3,797)	$213,839

Balance, January 1, 2016	21,704,852	$712,334	$(103,743)	$(382,147)	$(4,805)	$221,639
Net income	-	-	-	11,220	-	11,220
Other comprehensive income	-	-	-	-	968	968
Stock compensation awards, net of forfeitures	152,935	-	-	-	-	-
Stock based compensation, net	-	1,566	-	-	-	1,566
Tax effect of restricted stock vestings	-	321	-	-	-	321
Repurchase of common stock	(55,733)	-	(872)	-	-	(872)
Dividends paid	-	-	-	(4,884)	-	(4,884)
Balance, June 30, 2016	21,802,054	$714,221	$(104,615)	$(375,811)	$(3,837)	$229,958

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$11,220	$10,561
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	1,692	2,301
Net amortization on investment and loan portfolios	757	677
Provision for loan losses	26	90
Impairment of long-lived assets	-	122
Stock compensation, net	1,566	1,393
Dividends on bank stocks	(342)	(240)
Increase in cash surrender value of life insurance	(730)	(703)
Gain on sale of securities and SBA loans	(208)	(449)
Landlord cash allowance	-	422
Gain on the sale of other assets	(14)	-
Origination of SBA loans with intent to sell	(2,463)	(3,662)
Proceeds from the sale of SBA loans originated with intent to sell	3,252	3,068
Loss, net, and valuation adjustments on real estate owned	-	39
Net change in:
Interest receivable and other assets	2,015	1,797
Net deferred income tax assets	636	2,484
Interest payable and other liabilities	(1,511)	(1,828)
Net cash from operating activities	15,896	16,072
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	66,123	20,599
Purchases	(7,051)	(8,561)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	9,290	7,688
Purchases	(10,490)	(14,320)
Loan originations and purchases, net of principal collections	(83,650)	(127,364)
Purchase of bank-owned life insurance contracts	-	(5,000)
Proceeds from sale of other assets	-	1,293
Proceeds from sales of other real estate owned and foreclosed assets	-	633
Proceeds from sale of SBA loans transferred to held for sale	-	589
Proceeds from sales of premises and equipment	2,204	-
Additions to premises and equipment	(934)	(3,748)
Net cash from investing activities	(24,508)	(128,191)
Cash flows from financing activities:
Net change in deposits	45,516	56,675
Net change in borrowings on Federal Home Loan Bank line of credit	(44,247)	50,250
Proceeds from issuance of debt	25,000	50,000
Cash dividends on common stock	(4,884)	(4,213)
Tax effect of restricted stock vesting	321	129
Net change in repurchase agreements and federal funds purchased	(8,487)	(17,676)
Repurchase of common stock	(872)	(318)
Net cash from financing activities	12,347	134,847
Net change in cash and cash equivalents	3,735	22,728
Cash and cash equivalents, beginning of period	26,711	32,441
Cash and cash equivalents, end of period	$30,446	$55,169

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$-	$49,084

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

Certain information and note disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

(b)Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates.

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

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and historical loss experience.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance at a level that it deems appropriate to adequately provide for probable incurred losses in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

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

The allowance consists of both specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the pertinent facts and circumstances suggest that such evaluation is necessary. Factors considered by management in determining impairment include the loan’s payment status and the probability of collecting scheduled principal and interest payments when they become due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original underlying loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s original contractual rate or at the fair value of collateral, less estimated selling costs, if repayment is expected solely from collateral. Troubled debt restructurings (“TDRs”) are separately identified for impairment disclosures. If a TDR is considered to be a collateral-dependent loan, impairment of the loan is measured using the fair value of the collateral, less estimated selling costs. Likewise, if a TDR is not collateral-dependent, impairment is measured using the present value of estimated future cash flows discounted by the loan’s effective rate at inception. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with its accounting policy for the allowance.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be 10 years. As of June 30, 2016, the Company had recognized two customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012 and CHIA on July 16, 2014.

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

As of June 30, 2016, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 14, 2019. Compensation cost related to the performance stock awards is recognized based on an evaluation of financial performance in comparison to established criteria. Should expectations of future financial performance change, the amount of expense recognized in future periods could be impacted.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At June 30, 2016 and December 31, 2015, the Company had a net deferred tax asset of $6,694,000 and $7,912,000, respectively, which includes the deferred tax asset associated with the net unrealized loss on securities and interest rate swaps. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of June 30, 2016, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of June 30, 2016 or December 31, 2015.

The Company and the Bank are subject to U.S. federal income tax and state of Colorado income tax. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2012 and is no longer subject to examination by the State for years before 2011. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2016 and December 31, 2015, the Company did not have any amounts accrued for interest or penalties.

(j)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Average common shares outstanding	21,242,520	21,070,199	21,213,706	21,053,853
Effect of dilutive unvested stock grants (1)	119,192	130,239	197,920	137,424
Average shares outstanding for calculated
diluted earnings per common share	21,361,712	21,200,438	21,411,626	21,191,277
_____________

(1) Unvested stock grants representing 554,591 shares at June 30, 2016 had a dilutive impact of 119,192 and 197,920 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2016, respectively. Unvested stock grants representing 654,972 shares at June 30, 2015 had a dilutive impact of 130,239 and 137,424 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2015, respectively.

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

In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact stockholder’s equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative excess tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016.  The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management is in the process of evaluating the impact of the update on the Company’s financial position, results of operations and cash flows.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers the amendments of the update will become effective beginning January 1, 2020. Management is in the process of evaluating the impact of CECL on the Company’s financial position, results of operations and cash flows as well as its required disclosures.

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

(2)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	June 30, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,695	$157	$-	$34,538
Mortgage-backed - agency / residential	92,258	1,035	(313)	91,536
Mortgage-backed - private / residential	269	-	(9)	278
Trust preferred	18,575	550	(1,975)	20,000
Corporate	44,034	895	(249)	43,388
Collateralized loan obligations	8,325	-	(155)	8,480
Total securities available for sale	$198,156	$2,637	$(2,701)	$198,220

	December 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,713	$20	$-	$34,693
Mortgage-backed - agency / residential	129,017	1,081	(1,929)	129,865
Mortgage-backed - private / residential	274	-	(10)	284
Trust preferred	17,806	100	(2,294)	20,000
Corporate	65,291	660	(389)	65,020
Collateralized loan obligations	8,330	-	(148)	8,478
Total securities available for sale	$255,431	$1,861	$(4,770)	$258,340

During the first quarter of 2015, the Company reclassified, at fair value, approximately $49,084,000 in available for sale mortgage-backed, asset-backed and municipal securities to the held to maturity category, including related unrealized pre-tax losses of approximately $750,000. As of June 30, 2016 unrealized pre-tax losses of approximately $607,000 remained in accumulated other comprehensive income (loss) and will continue to be accreted over the remaining life of the securities.  No gains or losses were recognized at the time of reclassification.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
June 30, 2016:
State and municipal	$61,938	$2,559	$(290)	$59,669
Mortgage-backed - agency / residential	73,455	2,594	-	70,861
Asset-backed	18,974	658	-	18,316
Other	350	-	-	350
	$154,717	$5,811	$(290)	$149,196

December 31, 2015:
State and municipal	$55,812	$1,349	$(390)	$54,853
Mortgage-backed - agency / residential	74,692	767	(611)	74,536
Asset-backed	19,618	273	(27)	19,372
	$150,122	$2,389	$(1,028)	$148,761

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(In thousands)
Proceeds	$33,013	$-	$52,481	$2,868
Gross gains	939	-	1,052	16
Gross losses	(1,040)	-	(1,108)	(16)
Net tax (benefit) expense related to gains (losses) on sale	(38)	-	(21)	-

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$4,163	$4,123
Due after one year through five years	20,811	20,244
Due after five years through ten years	13,591	13,298
Due after ten years	58,739	60,261
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	97,304	97,926
Mortgage-backed and collateralized
loan obligations	100,852	100,294
Total securities available for sale	$198,156	$198,220

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$254	$254
Due after one year through five years	3,287	3,221
Due after five years through ten years	27,772	26,883
Due after ten years	30,975	29,661
Total HTM, excluding MBS and asset-backed	62,288	60,019
Mortgage-backed and asset-backed	92,429	89,177
Total securities held to maturity	$154,717	$149,196

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
Mortgage-backed - agency /
residential	$7,323	$(148)	$14,380	$(165)	$21,703	$(313)
Mortgage-backed - private /
residential	269	(9)	-	-	269	(9)
Trust preferred	-	-	8,025	(1,975)	8,025	(1,975)
Corporate	5,751	(249)	-	-	5,751	(249)
Collateralized loan obligations	2,940	(2)	5,385	(153)	8,325	(155)

Held to maturity:
State and municipal	-	-	564	(295)	564	(295)
Mortgage-backed - agency /
residential	3,495	(310)	-	-	3,495	(310)
Asset-backed	-	-	7,407	(6)	7,407	(6)
Total temporarily impaired	$19,778	$(718)	$35,761	$(2,594)	$55,539	$(3,312)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

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

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of June 30, 2016 or December 31, 2015.

At June 30, 2016,  there were 18 individual securities in an unrealized loss position, including 13 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining five securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. The decrease in the number of securities in an unrealized loss position in excess of 12 months from 43 securities at December 31, 2015 to 13 securities at June 30, 2016 was primarily attributable to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position decreased from 88 individual securities at December 31, 2015 to 18 securities at June 30, 2016 also as a result of the timing of interest rate fluctuations. At June 30, 2016, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At June 30, 2016 and December 31, 2015, the Company’s unrated municipal bonds comprised approximately 11.4% and 13.8%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

At June 30, 2016, a revenue bond issued by the Colorado Health Facilities Authority with a book value of $24,115,000 accounted for 10.5% of total stockholders’ equity. This amortizing tax-exempt bond is secured by a pledge of revenues and a deed of trust from a local hospital and carries an interest rate of 4.75% and is scheduled to mature on December 1, 2031. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined the estimated fair value of this bond as of June 30, 2016 and December 31, 2015 was approximately equal to its par value. In addition to conducting its annual review of unrated municipal bonds, the most recent of which was completed in the fourth quarter 2015, management conducts a quarterly review of the hospital’s financial statements. To date, the bond has paid principal and interest in accordance with its contractual terms, including  a partial redemption in 2013 in advance of the contractual repayment schedule. The hospital has evidenced sufficient cash flow to service the debt.

Certain mortgage backed securities with an aggregate market value of approximately $19,217,000 as of June 30, 2016 were pledged to secure overnight repurchase agreement borrowings. Fluctuations in the fair value of these securities, and or the fluctuation in customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis. The Company also pledges certain securities to public deposits under the Colorado Public Deposit Protection Act and pledges securities as collateral for funding lines. At June 30, 2016, the Company’s total pledged securities were $120,824,000.

(3)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30,	December 31,
	2016	2015

	(In thousands)
Commercial and residential real estate	$1,428,397	$1,281,701
Construction	26,497	107,170
Commercial	336,069	323,552
Agricultural	11,035	9,294
Consumer	66,539	66,288
SBA	28,494	25,645
Other	1,111	631
Total gross loans	1,898,142	1,814,281
Deferred costs, net	401	255
Loans, held for investment, net	1,898,543	1,814,536
Less allowance for loan losses	(23,050)	(23,000)
Net loans, held for investment	$1,875,493	$1,791,536

In the second quarter 2016 the Company purchased $22.7 million in performing loans included in our Real Estate portfolio segment. No loans were purchased in the first six months of 2015.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(In thousands)
Balance, beginning of period	$23,025	$22,500	$23,000	$22,490
Provision for loan losses	10	113	26	90
Loans charged-off	(57)	(48)	(359)	(97)
Recoveries on loans previously
charged-off	72	285	383	367
Balance, end of period	$23,050	$22,850	$23,050	$22,850

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

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a rollforward by portfolio segment of the allowance for loan losses for the three and six months ended June 30, 2016 and June 30, 2015. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000
Charge-offs	(204)	(7)	(148)	(359)
Recoveries	85	11	287	383
Provision (credit)	(16)	-	42	26
Balance as of June 30, 2016	$20,171	$75	$2,804	$23,050

Balance as of March 31, 2016	$20,343	$75	$2,607	$23,025
Charge-offs	-	(5)	(52)	(57)
Recoveries	51	6	15	72
Provision (credit)	(223)	(1)	234	10
Balance as of June 30, 2016	$20,171	$75	$2,804	$23,050

Balances at June 30, 2016:

Allowance for Loan Losses
Individually evaluated	$283	$-	$206	$489
Collectively evaluated	19,888	75	2,598	22,561
Total	$20,171	$75	$2,804	$23,050

Loans
Individually evaluated	$21,893	$1	$4,497	$26,391
Collectively evaluated	1,562,636	6,346	303,170	1,872,152
Total	$1,584,529	$6,347	$307,667	$1,898,543

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(7)	(4)	(86)	(97)
Recoveries	72	12	283	367
Provision (credit)	334	7	(251)	90
Balance as of June 30, 2015	$20,006	$54	$2,790	$22,850

Allowance for Loan Losses
Balance as of March 31, 2015	$19,622	$36	$2,842	$22,500
Charge-offs	-	(3)	(45)	(48)
Recoveries	39	6	240	285
Provision (credit)	345	15	(247)	113
Balance as of June 30, 2015	$20,006	$54	$2,790	$22,850

Balances at December 31, 2015:

Allowance for Loan Losses
Individually evaluated	$282	$-	$11	$293
Collectively evaluated	20,024	71	2,612	22,707
Total	$20,306	$71	$2,623	$23,000

Loans
Individually evaluated	$23,846	$2	$2,305	$26,153
Collectively evaluated	1,489,211	5,716	293,456	1,788,383
Total	$1,513,057	$5,718	$295,761	$1,814,536

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

June 30, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$11,610	$12,878	$-	$12,023	$283
Construction	986	986	-	986	-
Commercial	251	251	-	134	9
Consumer	19	19	-	182	1
Other	119	472	-	297	-
Total	$12,985	$14,606	$-	$13,622	$293

Impaired loans with a related allowance:
Commercial and residential real estate	$9,751	$9,868	$274	$9,911	$188
Construction	-	-	-	-	-
Commercial	2,587	2,620	19	1,605	30
Consumer	395	478	9	420	5
Other	673	723	187	224	-
Total	$13,406	$13,689	$489	$12,160	$223

Total impaired loans:
Commercial and residential real estate	$21,361	$22,746	$274	$21,934	$471
Construction	986	986	-	986	-
Commercial	2,838	2,871	19	1,739	39
Consumer	414	497	9	602	6
Other	792	1,195	187	521	-
Total impaired loans	$26,391	$28,295	$489	$25,782	$516

December 31, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$12,756	$14,472	$-	$14,194	$242
Construction	986	986	-	789	-
Commercial	-	-	-	19	-
Consumer	271	310	-	307	5
Other	250	588	-	171	-
Total	$14,263	$16,356	$-	$15,480	$247

Impaired loans with a related allowance:
Commercial and residential real estate	$10,232	$10,472	$268	$9,989	$388
Construction	-	-	-	-	-
Commercial	1,204	1,220	11	492	18
Consumer	454	529	14	493	13
Other	-	-	-	-	-
Total	$11,890	$12,221	$293	$10,974	$419

Total impaired loans:
Commercial and residential real estate	$22,988	$24,944	$268	$24,183	$630
Construction	986	986	-	789	-
Commercial	1,204	1,220	11	511	18
Consumer	725	839	14	800	18
Other	250	588	-	171	-
Total impaired loans	$26,153	$28,577	$293	$26,454	$666

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $132,000 for the six months ended June 30, 2016 and $339,000 for the six months ended June 30, 2015. For the three months ended June 30, 2016 and June 30, 2015, gross interest income that would have been recorded on nonaccrual loans, had the loans been current in accordance with their original terms, was approximately $57,000 and $175,000 respectively. During the three and six months ended June 30, 2016, approximately $125,000 and $249,000, respectively, in cash-basis interest income was recognized on the company’s largest nonaccrual loan. No cash-basis interest income was recognized in the first six months of 2015.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

June 30, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,617	$-	$10,476	$12,093	$1,428,698
Construction	-	-	986	986	26,503
Commercial	90	-	814	904	336,140
Consumer	2	-	257	259	66,553
Other	677	-	793	1,470	40,649
Total	$2,386	$-	$13,326	$15,712	$1,898,543

December 31, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$653	$-	$11,905	$12,558	$1,281,881
Construction	-	-	986	986	107,185
Commercial	1,147	-	874	2,021	323,598
Consumer	291	-	459	750	66,297
Other	-	-	250	250	35,575
Total	$2,091	$-	$14,474	$16,565	$1,814,536

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

June 30, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,408,284	$25,511	$334,427	$66,206	$38,744	$1,873,172
Substandard	20,113	986	1,642	333	1,896	24,970
Doubtful	-	-	-	-	-	-
Subtotal	1,428,397	26,497	336,069	66,539	40,640	1,898,142
Deferred costs, net	301	6	71	14	9	401
Loans, held for investment, net	$1,428,698	$26,503	$336,140	$66,553	$40,649	$1,898,543

December 31, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,260,134	$106,184	$322,650	$65,365	$34,194	$1,788,527
Substandard	21,567	986	902	923	1,376	25,754
Doubtful	-	-	-	-	-	-
Subtotal	1,281,701	107,170	323,552	66,288	35,570	1,814,281
Deferred costs, net	180	15	46	9	5	255
Loans, held for investment, net	$1,281,881	$107,185	$323,598	$66,297	$35,575	$1,814,536

The book balance of TDRs at June 30, 2016 and December 31, 2015 was $22,594,000 and $22,391,000, respectively. Management established approximately $290,000 and  $276,000 in specific reserves with respect to these loans as of June 30, 2016 and December 31, 2015, respectively. The Company had an additional $1,030,000 and $953,000 committed on loans classified as TDRs at June 30, 2016 and December 31, 2015,  respectively.

During the three and six months ended June 30, 2016, the terms of two loans totaling $1,865,000 were modified in troubled debt restructurings. The modification of the terms of such loans included one restructure of payment terms and one renewal of a loan with a stated interest rate below market. During the first six months of 2015 there were no modifications of loans designated as TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the six months ended June 30, 2016 or June 30, 2015.

(4)Other Intangible Assets

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2016, the Company had intangible assets comprised of its core deposit intangible assets and two customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful Life	2016	2015

		(In thousands)
Core deposit intangible assets	10 - 15 years	$62,975	$62,975
Core deposit intangible assets accumulated amortization		(62,320)	(62,124)
Core deposit intangible assets, net		$655	$851

Customer relationship intangible assets	10 years	5,654	5,654
Customer relationship intangible assets accumulated amortization		(1,615)	(1,332)
Customer relationship intangible assets, net		$4,039	$4,322

Total other intangible assets, net		$4,694	$5,173

(5)Borrowings

At June 30, 2016, the Company’s outstanding borrowings were $261,600,000 as compared to $280,847,000 at December 31, 2015. These borrowings at June 30, 2016 consisted of $120,000,000 in term notes and $141,600,000 in advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2015, outstanding borrowings consisted of $95,000,000 of term notes and $185,847,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 0.54% at June 30, 2016. The Company has four term notes with the FHLB. Two of the term notes have fixed interest rates, the first a $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity and is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate at the discretion of the FHLB. The second fixed rate term note of $50,000,000 carries an interest rate of 0.63% and matures October 24, 2016. The Company also has two variable rate term notes of $25,000,000 each that mature on August 5, 2016 and March 7, 2017 and have interest rates that reset quarterly,  currently set as 0.74% and 0.88%, respectively. The next rate reset dates on the variable rate term notes are August 5, 2016 and September 7, 2016.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $478,170,000 at June 30, 2016 and $454,748,000 at December 31, 2015. The

maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $216,570,000 at June 30, 2016 and $173,901,000 at December 31, 2015.

In April 2016, the holding company entered into a credit agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association.  The holding company’s stock in Guaranty Bank and Trust Company is pledged as collateral to the line of credit. The line of credit matures on March 17, 2017. Under the credit agreement, we elect a fixed or floating interest rate on each advance. As of June 30, 2016 no amounts had been borrowed on the Wells Fargo line of credit.

(6)Subordinated Debentures and Trust Preferred Securities

At both June 30, 2016 and December 31, 2015 the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $25,774,000. As of June 30, 2016, the Company's Debentures bore a weighted average cost of funds of 3.46%.

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

As of June 30, 2016, the Company was in compliance with all financial covenants of the Debentures.

The Company had accrued, unpaid interest on its Debentures of approximately $225,000 at June 30, 2016 and approximately $208,000 at December 31, 2015. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2016, the full $25,000,000 of the TruPS qualified as Tier 1 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at June 30, 2016 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2016	Variable	LIBOR + 2.65%	3.28%	10/15/2016
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2016	Variable	LIBOR + 3.10%	3.73%	10/7/2016

*  Call date represents the earliest or next date the Company can call the debentures.

** On July 7, 2016, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.78%. On July 15, 2016, the rate on the CenBank Trust III subordinated debentures reset to 3.33%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2016	December 31, 2015

	(In thousands)
Commitments to extend credit:
Variable	$301,341	$307,463
Fixed	59,538	61,184
Total commitments to extend credit	$360,879	$368,647

Standby letters of credit	$9,702	$8,857

At June 30, 2016, the rates on the fixed rate commitments to extend credit ranged from 1.95% to 7.00%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at June 30, 2016
State and municipal securities	$-	$2,786	$31,909	$34,695
Mortgage-backed securities – agency /
residential	-	92,258	-	92,258
Mortgage-backed securities – private /
residential	-	269	-	269
Trust preferred securities	-	18,575	-	18,575
Corporate securities	-	44,034	-	44,034
Collateralized loan obligations	-	8,325		8,325
Interest rate swaps - cash flow hedge	-	(4,063)	-	(4,063)

Assets/(Liabilities) at December 31, 2015
State and municipal securities	$-	$2,673	$32,040	$34,713
Mortgage-backed securities – agency /
residential	-	129,017	-	129,017
Mortgage-backed securities – private /
residential	-	274	-	274
Trust preferred securities	-	17,806	-	17,806
Corporate securities	-	65,291	-	65,291
Collateralized loan obligations	-	8,330		8,330
Interest rate swaps - cash flow hedge	-	(2,558)	-	(2,558)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the six months ended June 30, 2016.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and June 30, 2015:

	State and Municipal Securities
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

	(In thousands)
Beginning balance	$31,988	$32,040
Total unrealized gains (losses) included in:
Net income	2	3
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(81)	(134)
Transfers in and (out) of Level 3	-	-
Balance end of period	$31,909	$31,909

	State and Municipal Securities
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

	(In thousands)
Beginning balance	$32,037	$32,317
Total unrealized gains (losses) included in:
Net income	1	6
Other comprehensive income (loss)	-	(5)
Sales, calls and prepayments	-	-
Transfer to held to maturity	-	(280)
Transfers in and (out) of Level 3	-	-
Balance end of period	$32,038	$32,038

For the three and six months ended June 30, 2016, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three and six months ended June 30, 2016 and June 30, 2015, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at June 30, 2016 and December 31, 2015:

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,909	discounted cash flow	discount rate	2.05%-4.75%
Total	$31,909

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,040	discounted cash flow	discount rate	2.05%-4.75%
Total	$32,040

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of June 30, 2016 and December 31, 2015.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of June 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,446	$30,446	$-	$-	$30,446
Securities available for sale	198,156	-	166,247	31,909	198,156
Securities held to maturity	149,196	-	151,612	3,105	154,717
Bank stocks	21,656	n/a	n/a	n/a	n/a
Loans held for investment, net	1,875,493	-	-	1,873,955	1,873,955
Accrued interest receivable	5,963	-	5,963	-	5,963

Financial liabilities:
Deposits	$1,847,361	$-	$1,847,662	$-	$1,847,662
Federal funds purchased and sold under
agreements to repurchase	17,990	-	17,990	-	17,990
Short-term borrowings	141,600	-	141,600	-	141,600
Subordinated debentures	25,774	-	-	19,435	19,435
Long-term borrowings	120,000	-	120,535	-	120,535
Accrued interest payable	599	-	599	-	599
Interest rate swap - cash flow hedge	4,063	-	4,063	-	4,063

		Fair Value Measurements at December 31, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,711	$26,711	$-	$-	$26,711
Securities available for sale	255,431	-	223,391	32,040	255,431
Securities held to maturity	148,761	-	145,698	4,424	150,122
Bank stocks	20,500	n/a	n/a	n/a	n/a
Loans held for investment, net	1,791,536	-	-	1,791,128	1,791,128
Accrued interest receivable	6,554	-	6,554	-	6,554

Financial liabilities:
Deposits	$1,801,845	$-	$1,800,112	$-	$1,800,112
Federal funds purchased and sold under
agreements to repurchase	26,477	-	26,477	-	26,477
Short-term borrowings	185,847	-	185,847	-	185,847
Subordinated debentures	25,774	-	-	18,640	18,640
Long-term borrowings	95,000	-	95,353	-	95,353
Accrued interest payable	508	-	508	-	508
Interest rate swap - cash flow hedge	2,558	-	2,558	-	2,558

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

The fair values of the Company’s Debentures are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 3).

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2016 and December 31, 2015:

	Balance	Fair Value
	Sheet	June 30,	December 31,
	Location	2016	2015

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$4,063	$2,558

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2016, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of June 30, 2016 and December 31, 2015 is included in the table below:

	June 30, 2016	December 31, 2015

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	4.4 years	4.9 years
Unrealized gains (losses)	$(4,063)	$(2,558)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the six months ended June 30, 2016 and June 30, 2015, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $1,041,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and six months ended June 30, 2016 and June 30, 2015:

	Income	Three Months Ended		Six Months Ended
Interest Rate Swaps with	Statement	June 30,		June 30,
Hedge Designation	Location	2016	2015	2016	2015

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$(316)	$277	$(1,198)	$(297)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	163	-	265	-

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2016 had posted $4,733,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

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

Stock-based compensation awards issuable under either plan include the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided for, and the 2015 Plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of June 30, 2016, there were 172,769 and 381,822 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of June 30, 2016, there were 748,469 shares remaining available for grant under the 2015 Plan. Although the Incentive Plan expired by its terms on April 4, 2015, awards previously granted under the Incentive Plan remain outstanding in accordance with their terms.

Of the 554,591 shares represented by unvested awards at June 30, 2016,  approximately 532,000 shares are expected to vest. At June 30, 2016 there were 319,005 shares of restricted stock outstanding that were subject to a performance condition. As of June 30, 2016, management expects that approximately 306,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2014 through May 2016. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance criteria. The performance-based shares awarded in 2014, 2015 and 2016 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of June 30, 2016, management expected that all of the performance awards made in 2014, 2015 and 2016 will vest (with the exception of  estimated forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the accrual of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the six months ended June 30, 2016 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2016	590,755	$12.88
Awarded	165,504	15.33
Forfeited	(12,569)	11.04
Vested	(189,099)	11.21
Unearned at June 30, 2016	554,591	$14.22

The Company recognized $1,566,000 and  $1,393,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2016 and June 30, 2015, respectively. The total income tax benefit recognized for share-based compensation arrangements was $595,000 and $530,000 for the six months ended June 30, 2016 and June 30, 2015, respectively. The grant date fair value of restricted stock awards granted in the six months ended June 30, 2016 and June 30, 2015 was $2,538,000 and $2,327,000, respectively.  The fair value of awards that vested in the six months ended June 30, 2016 and June 30, 2015 was approximately $2,966,000 and $1,304,000, respectively. At June 30, 2016,  compensation cost of $4,924,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.9 years.

(11)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at June 30, 2016	Ratio at December 31, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	11.07%	10.94%	7.00%	N/A
Guaranty Bank and Trust Company	11.89%	11.96%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.23%	12.11%	8.50%	N/A
Guaranty Bank and Trust Company	11.89%	11.96%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.34%	13.24%	10.50%	N/A
Guaranty Bank and Trust Company	13.00%	13.09%	10.50%	10.00%

Leverage Ratio
Consolidated	10.84%	10.68%	4.00%	N/A
Guaranty Bank and Trust Company	10.54%	10.55%	4.00%	5.00%

(12)Contingencies

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

On May 20, 2016, a putative stockholder class action lawsuit (the “Merger Litigation”), was filed against the Company and the individual members of Company’s board of directors in connection with the Company entering into the Agreement and Plan of Reorganization (the “Merger Agreement”). The action, Sciabacucchi v. Cordes et al., Case No. 16cv31793, was filed in Colorado District Court, Denver County.

The Merger Litigation alleges that the members of the Company’s board of directors breached their fiduciary duties owed to the Company’s stockholders by causing a materially incomplete registration statement to be filed. The plaintiff in the Merger Litigation generally seeks, among other things, declaratory and injunctive relief concerning the alleged breach of fiduciary duties, injunctive relief prohibiting consummation of the merger and attorneys’ fees and costs, and other further relief.

On July 5, 2016, the parties to the merger litigation entered into a Memorandum of Agreement providing that, among other things: (1) the Company will make specified additional disclosures in the joint proxy statement/prospectus filed in connection with the Merger; (2) the merger litigation is stayed; and (3) the parties will enter into a stipulation providing for certification of a class for settlement purposes and a class release. The joint proxy statement/prospectus filing filed on July 19, 2016, included these specific additional disclosures. The proposed settlement is subject to, among other things, approval of the District Court, City and County of Denver, Colorado. Under the terms of the proposed settlement, following final court approval, the action will be dismissed with prejudice. There can be no assurances, however, that the parties will ultimately enter into a stipulation of settlement or that court approval of the settlement will be obtained. The proposed settlement may be terminated if any of the conditions to the proposed settlement are not met.

On the Company’s Form 10-Q as of March 31, 2016, the Company disclosed that a $1.85 million fraudulent, foreign wire transfer was initiated due to a compromise of a corporate customer account. In July 2016, the Company and the Company’s insurance carrier recovered all of the funds.

(13)Business Combination

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Home State Bancorp (“Home State”), parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado (“Home State Bank”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Home State will be merged with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provides that following the merger, Home State Bank will be merged with and into the Bank, with the Bank continuing as the surviving bank. As of March 31, 2016, the pro forma combined Company would have approximately $3.3 billion in total assets and $2.5 billion in total deposits. The transaction is expected to close during the third quarter 2016, pending stockholder approval. The transaction will be accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

(14)Subsequent Events

On July 13, 2016, the Company entered into an underwriting agreement with Keefe, Bruyette & Woods, Inc., with respect to the sale of $40,000,000 of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due July 20, 2026. The Notes will initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.  Closing on the issuance of the $40,000,000 in Subordinated Notes occurred on July 18, 2016.

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
•

Requirements imposed by regulatory agencies to increase our capital to a level greater than the current level required for well-capitalized financial institutions (including the impact of the joint rule by the Federal Reserve Board, the OCC, and the FDIC to revise the regulatory capital rules, including the Basel III standards), the failure to maintain capital above the level required to be well-capitalized under the regulatory capital adequacy guidelines, the availability of capital from private or government sources, or the failure to raise additional capital as needed.

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

•

The timing, impact and other uncertainties of any pending or future acquisitions, including our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations, the ability to raise capital or issue debt to fund acquisitions and the ability to enter new markets successfully and capitalize on growth opportunities.

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

In addition to building growth organically through our existing branches, we seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community bank focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to our existing footprint, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances, we may seek to acquire financial institutions that may be located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
			Favorable			Favorable
	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$21,851	$20,159	$1,692	$43,711	$40,013	$3,698
Interest expense	2,030	1,219	(811)	3,895	2,296	(1,599)
Net interest income	19,821	18,940	881	39,816	37,717	2,099
Provision for loan losses	10	113	103	26	90	64
Net interest income after
provision for loan losses	19,811	18,827	984	39,790	37,627	2,163
Noninterest income	4,142	4,404	(262)	8,320	8,519	(199)
Noninterest expense	15,134	14,956	(178)	30,926	30,226	(700)
Income before income taxes	8,819	8,275	544	17,184	15,920	1,264
Income tax expense	3,134	2,798	(336)	5,964	5,359	(605)
Net income	$5,685	$5,477	$208	$11,220	$10,561	$659

Common Share Data:
Basic earnings per common share	$0.27	$0.26	$0.01	$0.53	$0.50	$0.03
Diluted earnings per common
share	$0.27	$0.26	$0.01	$0.52	$0.50	$0.02
Average common shares
outstanding	21,242,520	21,070,199	172,321	21,213,706	21,053,853	159,853
Diluted average common shares
outstanding	21,361,712	21,200,438	161,274	21,411,626	21,191,277	220,349
Average equity to average assets	9.68%	9.71%	(0.03)%	9.59%	9.83%	(2.44)%
Return on average equity	10.03%	10.29%	(0.26)%	9.98%	10.05%	(0.70)%
Return on average assets	0.97%	1.00%	(0.03)%	0.96%	0.99%	(3.03)%
Dividend payout ratio	42.97%	38.47%	4.50%	43.53%	39.89%	9.13%

	June 30,	June 30,
	2016	2015	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.34%	13.34%	-%
Leverage ratio	10.84%	10.86%	(0.02)%
Loans(1), net of deferred costs and fees
to deposits	102.77%	95.77%	7.00%
Allowance for loan losses to loans (1),
net of deferred costs and fees	1.21%	1.37%	(0.16)%
Allowance for loan losses to
nonperforming loans	172.97%	173.21%	(0.24)%
Classified assets to allowance
and Tier 1 capital (2)	10.55%	13.87%	(3.32)%
Noninterest bearing deposits to
total deposits	34.54%	35.73%	(1.19)%
Time deposits to total deposits	15.33%	13.66%	1.67%
________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Second quarter 2016 net income increased $0.2 million to $5.7 million as compared to $5.5 million for the same quarter in 2015. The $0.2 million increase in net income was the result of a $1.7 million increase in interest income, partially offset by a $0.8 million increase in interest expense, a $0.3 million decrease in noninterest income, a $0.2 million increase in noninterest expense and a $0.3 million increase in income tax expense. The $1.7 million increase in interest income was primarily due to a $226.9 million, or 14.0% increase in average loan balances in the second quarter 2016 as compared to the same quarter in 2015. The $0.8 million increase in interest expense was attributable to an increase in interest expense on the Company’s borrowings and a $137.3 million increase in the Company’s average interest-bearing deposits. The $0.3 million decrease in noninterest income in the second quarter 2016 as compared to the same quarter in 2015 was primarily due to a loss on sale of securities incurred in the second quarter 2016 and lower gains on sale of Small Business Association (SBA) loans. The $0.2 million increase in noninterest expense was primarily the result of $0.3 million in merger related costs incurred in the second quarter 2016. The $0.3 million increase in income tax expense during the second quarter 2016, as compared the same quarter 2015, was primarily a result of growth in pre-tax income over the same period.

For the six months ended June 30, 2016, net income was $11.2 million as compared to $10.6 million for the same period in 2015. The $0.7 million increase in net income during the six months ended June 30, 2016 was primarily the result of a $3.7 million increase in interest income, partially offset by a $1.6 million increase in interest expense, a $0.2 million decrease in noninterest income, a $0.7 million increase in noninterest expense and a $0.6 million increase in income tax expense. The $3.7 million increase in interest income was mostly due to a $257.4 million, or 16.4% increase in average loans for the six months ended June 30, 2016 as compared to the same period in 2015. The $1.6 million increase in interest expense was related to a $149.4 million, or 14.1% increase in average interest-bearing deposits and an increase in the average costs of borrowings. Noninterest income decreased $0.2 million for the first six months of 2016, as compared to the same period in the prior year, mostly due to lower gains on sales of SBA loans. The $0.7 million increase in noninterest expense in the first six months of 2016, as compared to the same period in 2015 was comprised of $1.0 million in merger-related expenses incurred during the first six months of 2016, a $0.7 million increase in salaries and employee benefits, partially offset by a $0.7 million decline in occupancy expense.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended June 30, 2016 and the prior four quarters:

Table 2

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in thousands)
Net interest income	$19,821	$19,995	$19,856	$19,406	$18,940
Interest rate spread	3.39%	3.44%	3.43%	3.45%	3.54%
Net interest margin	3.57%	3.60%	3.58%	3.59%	3.67%
Net interest margin, fully tax
equivalent	3.65%	3.68%	3.66%	3.67%	3.75%
Average cost of interest-bearing
liabilities (including
noninterest-bearing deposits)	0.39%	0.35%	0.30%	0.28%	0.25%
Average cost of deposits
(including noninterest-
bearing deposits)	0.23%	0.22%	0.20%	0.19%	0.18%

Net interest income increased by $0.9 million to $19.8 million in the second quarter 2016, as compared to the second quarter 2015. The $0.9 million increase in net interest income in the second quarter 2016, as compared to the same quarter in 2015, was attributable to a $1.7 million increase in interest income, partially offset by a $0.8 million increase in interest expense. The increase in interest income was primarily the result of a $226.9 million, or 14.0% increase in average loan balances in the second quarter 2016 as compared to the same quarter in 2015. The increase in interest expense was primarily attributable to a $0.5 million increase in interest expense on Federal Home Loan

Bank (“FHLB”) borrowings and a $0.3 million increase in interest expense on certificates of deposit. The increase in interest expense related to FHLB borrowings was impacted due to $25.0 million of our hedged borrowings becoming effective in the third quarter 2015, at a rate of 2.46% and $25.0 million becoming effective in the first quarter 2016 at a rate of 3.00%; as well as an increase on the rate on overnight borrowings of approximately 25 basis points. The $0.3 million increase in interest expense on certificates of deposit was the result of a $74.4 million increase in the average balances and a 16 basis point increase in average rate.

As compared to the first quarter 2016, net interest income decreased by $0.2 million mostly due to an increase in interest expense. The increase in interest expense during the second quarter 2016, as compared to the first quarter 2016, was primarily due to an increase in the average cost of FHLB borrowings and the average cost of certificates of deposit.

During the second quarter 2016, net interest margin decreased three basis points to 3.57%, as compared to the first quarter 2016 and decreased ten basis points as compared to the second quarter 2015. The decrease in the net interest margin in the second quarter 2016, as compared to the first quarter 2016, was primarily the result of a four basis point increase in the cost of average interest-bearing liabilities, mostly due to an increase in the average cost of borrowings. Net interest margin decreased in the second quarter 2016, as compared to the second quarter 2015, primarily as a result of a 17 basis point increase in the average cost of interest-bearing liabilities, due to increases in the average cost of interest-bearing deposits and borrowings.

The following table summarizes the Company’s net interest income and related spread and margin for the six months ended June 30, 2016 and June 30, 2015:

Table 3

	Six Months Ended
	2016	2015
	(Dollars in thousands)
Net interest income	$39,816	$37,717
Interest rate spread	3.41%	3.62%
Net interest margin	3.58%	3.76%
Net interest margin, fully tax
equivalent	3.66%	3.84%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.37%	0.24%
Average cost of deposits
(including noninterest-bearing
deposits)	0.23%	0.17%

For the six months ended June 30, 2016, net interest income increased $2.1 million, or 5.6%, as compared to the same period in 2015. This increase was comprised of a $3.7 million increase in interest income, partially offset by a $1.6 million increase in interest expense.

The $3.7 million increase in interest income for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to a $257.4 million, or 16.4%, increase in average loan balances. The $1.6 million increase in interest expense during the first six months of 2016, as compared to the same period in 2015, was primarily due to an increases in interest expense related to FHLB borrowings and certificates of deposit. Interest expense related to FHLB borrowings increased during the first six months of 2016, as compared to the same period in 2015, due to a $70.6 million increase in average balances and a 58 basis point increase in average borrowing costs. The increase in the average cost of FHLB borrowings was related to the hedged borrowings becoming effective, as discussed above, and the December 2015 Federal Reserve Board’s federal funds interest rate increase. During the six months ended June 30, 2016, net interest margin decreased 18 basis points to 3.58%, as compared to 3.76% for the same period in 2015, primarily as a result of an increase in the average cost of interest-bearing liabilities, as described above.

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

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,845,337	$19,057	4.15%	$1,618,430	$17,114	4.24%
Investment securities (1)
Taxable	271,891	1,753	2.59%	340,916	2,078	2.44%
Tax-exempt	94,397	757	3.23%	89,961	712	3.17%
Bank Stocks (4)	20,165	281	5.60%	18,183	253	5.58%
Other earning assets	2,822	3	0.43%	1,978	2	0.41%
Total interest-earning assets	2,234,612	21,851	3.93%	2,069,468	20,159	3.91%
Non-earning assets:
Cash and due from banks	24,754			25,337
Other assets	97,598			104,918
Total assets	$2,356,964			$2,199,723

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$378,438	$95	0.10%	$361,164	$94	0.10%
Money market	398,209	266	0.27%	364,017	212	0.23%
Savings	151,507	41	0.11%	140,066	38	0.11%
Time certificates of deposit	284,178	662	0.94%	209,775	406	0.78%
Total interest-bearing deposits	1,212,332	1,064	0.35%	1,075,022	750	0.28%
Borrowings:
Repurchase agreements	19,477	8	0.17%	20,683	9	0.17%
Federal funds purchased (5)	3	-	0.98%	2	-	0.65%
Subordinated debentures	25,774	225	3.51%	25,774	202	3.14%
Borrowings	242,633	733	1.22%	217,243	258	0.48%
Total interest-bearing liabilities	1,500,219	2,030	0.54%	1,338,724	1,219	0.37%
Noninterest bearing liabilities:
Demand deposits	616,046			634,824
Other liabilities	12,639			12,630
Total liabilities	2,128,904			1,986,178
Stockholders' Equity	228,060			213,545
Total liabilities and stockholders' equity	$2,356,964			$2,199,723

Net interest income		$19,821			$18,940
Net interest margin			3.57%			3.67%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.65% and 3.75% for the three months ended June 30, 2016 and June 30, 2015, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.1 million and $0.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the second quarter 2016 and the second quarter 2015 rounded to zero.

Table 4 (Continued)

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,831,669	$37,911	4.16%	$1,574,269	$33,920	4.35%
Investment securities (1)
Taxable	286,747	3,713	2.60%	344,664	4,201	2.46%
Tax-exempt	92,663	1,488	3.23%	87,748	1,414	3.25%
Bank Stocks (4)	20,533	592	5.80%	16,501	475	5.80%
Other earning assets	2,817	7	0.50%	2,155	3	0.28%
Total interest-earning assets	2,234,429	43,711	3.93%	2,025,337	40,013	3.98%
Non-earning assets:
Cash and due from banks	24,868			25,739
Other assets	98,762			103,418
Total assets	$2,358,059			$2,154,494

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$378,107	$186	0.10%	$348,979	$173	0.10%
Money market	400,109	525	0.26%	370,375	424	0.23%
Savings	152,180	83	0.11%	140,197	77	0.11%
Time certificates of deposit	279,271	1,277	0.92%	200,707	744	0.75%
Total interest-bearing deposits	1,209,667	2,071	0.34%	1,060,258	1,418	0.27%
Borrowings:
Repurchase agreements	20,207	18	0.18%	23,296	20	0.17%
Federal funds purchased (5)	2	-	0.98%	21	-	0.81%
Subordinated debentures	25,774	450	3.51%	25,774	401	3.14%
Borrowings	249,825	1,356	1.09%	179,266	457	0.51%
Total interest-bearing liabilities	1,505,475	3,895	0.52%	1,288,615	2,296	0.36%
Noninterest bearing liabilities:
Demand deposits	613,891			640,970
Other liabilities	12,573			13,072
Total liabilities	2,131,939			1,942,657
Stockholders' Equity	226,120			211,837
Total liabilities and stockholders' equity	$2,358,059			$2,154,494

Net interest income		$39,816			$37,717
Net interest margin			3.58%			3.76%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.66% and 3.84% for the six months ended June 30, 2016 and June 30, 2015, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.1 million and $1.1 million for the six months ended June 30, 2016 and June 30, 2015, respectively, are included in the yield computation.
(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) The interest expense related to federal funds purchased for the six months ended June 30, 2016 and June 30, 2015 rounded to zero.

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

Table 5

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$1,943	$(389)	$2,332	$3,991	$(1,267)	$5,258
Investment Securities
Taxable	(325)	130	(455)	(488)	288	(776)
Tax-exempt	45	10	35	74	(5)	79
Bank Stocks	28	-	28	117	1	116
Other earning assets	1	-	1	4	3	1
Total interest income	1,692	(249)	1,941	3,698	(980)	4,678

Interest expense:
Deposits:
Interest-bearing demand
and NOW	1	(3)	4	13	(1)	14
Money market	54	33	21	101	65	36
Savings	3	-	3	6	(1)	7
Time certificates of deposit	256	93	163	533	199	334
Repurchase agreements	(1)	-	(1)	(2)	1	(3)
Subordinated debentures	23	23	-	49	49	-
Borrowings	475	442	33	899	667	232
Total interest expense	811	588	223	1,599	979	620
Net interest income	$881	$(837)	$1,718	$2,099	$(1,959)	$4,058

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

In the second quarter 2016, we recorded an immaterial provision for loan losses, as compared to an immaterial provision for loan losses in the first quarter 2016 and a $0.1 million provision for loan losses in the second quarter 2015. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2016.

Net recoveries in the first and second quarters of 2016 were immaterial as compared to net recoveries of $0.2 million in the second quarter 2015.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,292	$2,169	$2,259	$2,309	$2,338
Investment management and trust	1,276	1,280	1,225	1,292	1,338
Increase in cash surrender value of
life insurance	460	448	442	447	461
Gain (loss) on sale of securities	(101)	45	132	-	-
Gain on sale of SBA loans	110	154	143	232	169
Other	105	82	61	119	98
Total noninterest income	$4,142	$4,178	$4,262	$4,399	$4,404

Second quarter 2016 noninterest income was $4.1 million, as compared to $4.4 million in the second quarter 2015 and $4.2 million in the first quarter 2016. The decline in noninterest income in the second quarter 2016, as compared to both the first quarter 2016 and the second quarter 2015, was mostly due to a loss on sale of securities incurred in the second quarter 2016.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Noninterest income:
Deposit service and other fees	$4,461	$4,373
Investment management and trust	2,556	2,672
Increase in cash surrender value of life insurance	908	869
Loss on sale of securities	(56)	-
Gain on sale of SBA loans	264	449
Other	187	156
Total noninterest income	$8,320	$8,519

For the six months ended June 30, 2016, noninterest income decreased $0.2 million to $8.3 million, as compared to $8.5 million for the same period in 2015, mostly due to a decrease in gains on sales of SBA loans.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$8,520	$8,788	$8,643	$8,318	$7,999
Occupancy expense	1,261	1,375	1,498	1,487	1,630
Furniture and equipment	713	818	801	740	736
Amortization of intangible assets	239	240	495	495	496
Other real estate owned, net	5	2	16	(31)	54
Insurance and assessment	597	613	603	604	626
Professional fees	906	857	700	838	853
Impairment of long-lived assets	-	-	-	-	122
Other general and administrative	2,893	3,099	2,491	2,415	2,440
Total noninterest expense	$15,134	$15,792	$15,247	$14,866	$14,956

Noninterest expense increased $0.2 million to $15.1 million in the second quarter 2016, as compared to $15.0 million in the second quarter 2015 and decreased $0.7 million as compared to the first quarter 2016.

Second quarter 2016 noninterest expense increased by $0.2 million, as compared to the second quarter 2015, primarily as a result of $0.3 million in merger-related expenses related to the planned third quarter 2016 merger with Home State Bancorp.  Other variances in noninterest expense during the second quarter 2016, as compared to the same quarter in 2015, include a $0.5 million increase in salaries and employee benefits, mostly due to higher base salaries and a $0.4 million decrease in occupancy expense, primarily related to reduced rent and depreciation expense as a result of the renegotiation of the lease for our main offices.

Second quarter 2016 noninterest expense decreased by $0.7 million, as compared to the first quarter 2016, primarily due to the timing of merger-related expenses and a $0.3 million decrease in salaries and employee benefits, due to a decline in payroll taxes related to the timing of the annual payroll cycle.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$17,308	$16,603
Occupancy expense	2,636	3,327
Furniture and equipment	1,531	1,466
Amortization of intangible assets	479	991
Other real estate owned, net	7	95
Insurance and assessment	1,210	1,191
Professional fees	1,763	1,682
Impairment of long-lived assets	-	122
Other general and administrative	5,992	4,749
Total noninterest expense	$30,926	$30,226
For the six months ended June 30, 2016, noninterest expense increased by $0.7 million to $30.9 million as compared to $30.2 million for the same period in 2015. The increase in noninterest expense was comprised of $1.0 million in merger-related expenses incurred in the first six months of 2016 and a $0.7 million increase in salaries and employee benefits expense, partially offset by a $0.7 million decrease in occupancy expense. The $0.7 million increase in salaries and employee benefits during the first six months of 2016, as compared to the first six months of 2015 was attributable to a $0.3 million increase in base salaries, a $0.2 million increase in our self-funding medical plan and a $0.2 million increase in equity compensation expense resulting from a reduction in forfeitures. The increases in salaries was mostly the result of new positions within our credit, wealth management and commercial lending departments. Although we added new positions within these groups, we maintained a stable level of average FTE employees during each period. The $0.7 million decline in occupancy expense was primarily the result of a $0.5 million reduction in rent and depreciation expense related to the restructure of the lease for our main office.

Income Taxes

Income tax expense was $3.1 million for the second quarter 2016 as compared to $2.8 million for the second quarter 2015. The increase in taxes for the second quarter 2016 was primarily a result of increased pre-tax income. During the second quarter 2016, our effective tax rate increased to 35.5% from approximately 33.8% for the same period in 2015. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of total taxable and tax-exempt income as well as the non-deductible nature of certain merger-related expenses.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(In thousands)
Cash and cash equivalents	$30,446	$31,142	$26,711	$23,750	$55,169
Total investments	369,008	400,890	424,692	433,299	442,794
Total loans	1,898,543	1,830,246	1,814,536	1,726,151	1,668,658
Total assets	2,395,015	2,362,216	2,368,525	2,285,630	2,269,536
Earning assets	2,270,331	2,233,253	2,241,058	2,161,139	2,140,552
Deposits	1,847,361	1,872,717	1,801,845	1,847,329	1,741,999
FHLB Borrowings	261,600	205,900	280,847	151,300	260,550

At June 30, 2016, total assets were $2.4 billion, reflecting a $26.5 million increase, as compared to December 31, 2015 and a $125.5 million increase as compared to June 30, 2015. The increase in total assets during the six months ended June 30, 2016 included an $84.0 million, or 4.6%, increase in loans, partially funded by a $55.7 million decrease in investments and a $45.5 million, or 2.5% increase in deposits.

As compared to June 30, 2015, the increase in total assets of $125.5 million was primarily due to a $229.9 million increase in loans, funded by a $105.4 million increase in deposits, a $73.8 million decrease in investments and a $24.7 million decrease in cash.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(In thousands)
Commercial and residential real estate	$1,428,397	$1,307,854	$1,281,701	$1,196,209	$1,146,508
Construction	26,497	87,753	107,170	92,473	85,516
Commercial	336,069	329,939	323,552	336,414	333,860
Consumer	66,539	66,829	66,288	63,517	61,870
Other	40,640	37,534	35,570	37,420	41,077
Total gross loans	1,898,142	1,829,909	1,814,281	1,726,033	1,668,831
Deferred costs and (fees)	401	337	255	118	(173)
Loans, net	1,898,543	1,830,246	1,814,536	1,726,151	1,668,658
Less allowance for loan losses	(23,050)	(23,025)	(23,000)	(22,890)	(22,850)
Net loans	$1,875,493	$1,807,221	$1,791,536	$1,703,261	$1,645,808

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(In thousands)
Beginning balance	$1,829,909	$1,814,281	$1,726,033	$1,668,831	$1,555,288
New credit extended	121,753	105,843	155,745	149,502	169,687
Net existing credit advanced	87,524	50,482	61,165	60,784	83,792
Net pay-downs and maturities	(142,516)	(139,914)	(129,189)	(152,279)	(138,770)
Charge-offs and other	1,472	(783)	527	(805)	(1,166)
Gross loans	1,898,142	1,829,909	1,814,281	1,726,033	1,668,831
Deferred costs and (fees)	401	337	255	118	(173)
Loans, net	$1,898,543	$1,830,246	$1,814,536	$1,726,151	$1,668,658

Net change - loans outstanding	$68,297	$15,710	$88,385	$57,493	$113,504

During the second quarter 2016, loans net of deferred costs and fees increased $68.3 million, comprised of a $120.5 million increase in commercial and residential real estate loans, including a $30.7 million increase in 1-4 family residential real estate loans, and a $6.1 million increase in commercial loans, partially offset by a $61.3 million decline in construction loans. The $61.3 million decline in construction loans during the second quarter 2016 was primarily the result of the completion of the underlying construction projects and the conversion of short-term construction loans to permanent financing. Second quarter 2016 net loan growth consisted of $209.3 million in new loans and net existing credit advanced, partially offset by $142.5 million in net loan pay-downs and maturities. In addition to contractual loan principal payments and maturities, the second quarter 2016 included $48.1 million in early payoffs related to the sale of the borrower’s assets, $15.2 million in payoffs due to our strategic decision to not match certain financing terms offered by competitors, and $19.5 million in pay-downs related to revolving line of credit fluctuations.

As compared to June 30, 2015, loans net of unearned fees increased by $229.9 million, or 13.8%. The net loan growth was primarily comprised of a $281.9 million increase in commercial and residential real estate loans, partially offset by a $59.0 million decrease in construction loans. At June 30, 2016, our commercial and residential real estate portfolio included $374.0 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 47.0% at June 30, 2016, as compared to 41.2% at December 31, 2015 and 41.0% as of June 30, 2015.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 26% of capital at June 30, 2016, as compared to 47% at December 31, 2015 and 52% at June 30, 2015. For the Bank, total commercial real estate loans represented 360% of capital at June 30, 2016, as compared to 356% at December 31, 2015 and 351% at June 30, 2015. The balance of the Bank’s commercial real estate loan portfolio increased by 51.8% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to group concentrations, most of our business activity is with customers in the state of Colorado. At June 30, 2016, we did not have any significant concentrations in any particular industry.

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

Loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cash-basis method until the loan qualifies for a return to the accrual basis method. Generally, payments received on a nonaccrual loan are applied first to the principal balance of the loan, and then to interest, and only to the extent that the remaining recorded investment in the loan is determined to be fully collectible. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments is reasonably assured.

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

Table 13

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
	(Dollars in thousands)

Nonaccrual loans and leases	$3,797	$3,815	$3,762	$3,734	$2,004
Nonperforming troubled debt
restructurings	9,529	9,586	10,712	10,778	11,188
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$13,326	$13,401	$14,474	$14,512	$13,192

Other real estate owned and foreclosed
assets	674	674	674	1,371	1,503
Total nonperforming assets	$14,000	$14,075	$15,148	$15,883	$14,695

Total classified assets	$25,644	$27,191	$26,428	$31,208	$31,762

Nonperforming loans	$13,326	$13,401	$14,474	$14,512	$13,192
Performing troubled debt restructurings	13,065	11,402	11,679	12,131	12,118
Allocated allowance for loan losses	(489)	(281)	(293)	(277)	(277)
Net carrying amount of impaired loans	$25,902	$24,522	$25,860	$26,366	$25,033

Accruing loans past due 30-89 days (1)	$2,386	$1,398	$2,091	$3,461	$1,487

Allowance for loan losses	$23,050	$23,025	$23,000	$22,890	$22,850

For the Three Months Ended:

Loans charged-off	$(57)	$(302)	$(66)	$(75)	$(48)
Recoveries	72	311	184	101	285
Net recoveries	$15	$9	$118	$26	$237

Provision (credit) for loan losses	$10	$16	$(8)	$14	$113

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (2)	1.21%	1.26%	1.27%	1.33%	1.37%
Allowance for loan losses to
nonperforming loans	172.97%	171.82%	158.91%	157.73%	173.21%
Annualized net charge-offs to average
loans	-%	-%	(0.03)%	(0.01)%	(0.06)%
Nonperforming assets to total assets	0.58%	0.60%	0.64%	0.69%	0.65%
Nonperforming loans to loans, net
of deferred costs and fees (2)	0.70%	0.73%	0.80%	0.84%	0.79%
Loans 30-89 days past due to loans, net
of deferred costs and fees (2)	0.13%	0.08%	0.12%	0.20%	0.09%
Texas ratio (3)	5.17%	5.14%	5.65%	6.09%	5.80%
Classified asset ratio (4)	10.55%	11.56%	11.66%	13.51%	13.87%
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

During the second quarter 2016, nonperforming loans decreased by $1.1 million, as compared to December 31, 2015 and increased by $0.1 million as compared to June 30, 2015. The decrease in nonperforming loans at June 30, 2016, as compared to December 31, 2015 was primarily the result of the payoff during the first quarter 2016 of a single nonaccrual loan with a balance of $1.0 million as of December 31, 2015. Nonperforming loans at June 30, 2016 include one out-of-state loan syndication with a balance of $9.4 million. As of June 30, 2016, no additional funds were committed to be advanced in connection with non-performing loans.

Immaterial net recoveries were recognized during the first and second quarters of 2016. Net recoveries in the second quarter 2015 were $0.2 million.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $11.6 million at June 30, 2016, as compared to $11.3 million at December 31, 2015 and $17.1 million at June 30, 2015.

At June 30, 2016, classified assets represented 10.6% of bank level capital and allowance for loan losses, as compared to 11.7% as of December 31, 2015 and 13.9% as of June 30, 2015.

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

Other Real Estate Owned (OREO) was $0.7 million at June 30, 2016 and at December 31, 2015 and $1.5 million at June 30, 2015. The balance of OREO at June 30,  2016 was comprised of two separate properties, both of which were land. The balance of OREO at June 30, 2015 was comprised of four separate properties, of which $1.4 million was land and $0.1 million was commercial real estate.

As of June 30, 2016, we had $22.6 million of loans with terms that were modified in troubled debt restructurings (TDRs) with a total allocated allowance for loan loss of $0.3 million. As of December 31, 2015, we had $22.4 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.3 million. At June 30, 2016, we had $1.0 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$13,065	$11,402	$11,679	$12,131	$12,118
Allocated allowance for loan losses
on performing TDRs	(289)	(258)	(270)	(257)	(255)
Net investment in performing TDRs	$12,776	$11,144	$11,409	$11,874	$11,863

Nonperforming TDRs	$9,529	$9,586	$10,712	$10,778	$11,188
Allocated allowance for loan losses
on nonperforming TDRs	(1)	(2)	(6)	(2)	(9)
Net investment in nonperforming TDRs	$9,528	$9,584	$10,706	$10,776	$11,179

The following provides a rollforward of TDRs for the six month periods ended June 30, 2016 and June 30, 2015:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(2,109)	(488)	(2,597)
Charge-offs, net	-	-	-
New modifications	-	-	-
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at June 30, 2015	$12,118	$11,188	$23,306

Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(315)	(1,083)	(1,398)
Charge-offs, net	-	-	-
New modifications	1,865	-	1,865
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	-	-	-
Balance at June 30, 2016	$13,065	$9,529	$22,594

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience and other significant factors affecting loan portfolio collectability, including credit quality, loan class concentration levels, economic conditions, loan growth dynamics, and organizational conditions.

The ratio of allowance for loan losses to total loans was 1.21% at June 30, 2016, as compared to 1.27% at December 31, 2015 and 1.37% at June 30, 2015.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses incurred on all other loans.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the  recorded allowance balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses. However, if the recorded allowance exceeds the amount calculated, then the difference would be credited to income as a credit provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle, adjusted for qualitative factors affecting loan portfolio collectability, as described above. We also look at risk ratings of loans and compute a qualitative adjustment based on our credit quality in consideration of credit quality during the historical loss period. We also consider other qualitative factors that may warrant adjustment of the computed historical loss rate, including loan growth, loan concentrations, economic considerations and organizational factors.

During the second quarter 2016, we recorded an immaterial provision for loan losses, as compared to  an immaterial provision for loan losses in the first quarter 2016 and a $0.1 million provision for loan losses in the second quarter 2015. Management considered net recoveries, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2016.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.3 million, or 1.3%, of the $23.1 million allowance for loan losses at June 30, 2016 relates to specific reserve allocations. This compares to a specific reserve of $0.3 million, or 1.3%, of the total allowance for loan losses at December 31, 2015.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 1.19% at June 30, 2016, as compared to 1.25% at December 31, 2015 and 1.35% at June 30, 2015. The decrease in the general reserve as a percentage of loans between June 30, 2015 and June 30, 2016 was due primarily to the impact of a reduced level of charge-offs on our general component calculation.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Balance, beginning of period	$23,000	$22,490
Loan charge-offs:
Commercial and residential real estate	(1)	-
Construction	(203)	(7)
Commercial	(62)	(1)
Consumer	(7)	(4)
Other	(86)	(85)
Total loan charge-offs	(359)	(97)

Loan recoveries:
Commercial and residential real estate	62	60
Construction	23	12
Commercial	161	136
Consumer	11	12
Other	126	147
Total loan recoveries	383	367
Net loan recoveries	24	270
Provision for loan losses	26	90
Balance, end of period	$23,050	$22,850

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

	June 30,	December 31,	Increase	Percent
	2016	2015	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$34,695	$34,713	$(18)	(0.1)%
Mortgage-backed - agency / residential	92,258	129,017	(36,759)	(28.5)%
Mortgage-backed - private / residential	269	274	(5)	(1.8)%
Trust preferred	18,575	17,806	769	4.3%
Corporate	44,034	65,291	(21,257)	(32.6)%
Collateralized loan obligations	8,325	8,330	(5)	(0.1)%
Total securities available for sale	$198,156	$255,431	$(57,275)	(22.4)%

Securities held to maturity:
State and municipal	59,669	54,853	4,816	8.8%
Mortgage-backed - agency / residential	70,861	74,536	(3,675)	(4.9)%
Asset-backed	18,316	19,372	(1,056)	(5.5)%
Other	350	-	350	100.0%
Total securities held to maturity	$149,196	$148,761	$435	0.3%

The carrying value of our available for sale investment securities at June 30, 2016 was $198.2 million as compared to the December 31, 2015 carrying value of $255.4 million. The $57.3 million decrease in available for sale securities from December 31, 2015 was primarily a result of the sale of approximately $35.3 million of mortgage-backed securities and the sale of $17.2 million of corporate bonds, as well as pay-downs and maturities.

The carrying value of our held to maturity securities at June 30, 2016 was $149.2 million as compared to $148.8 million at December 31, 2015.

At June 30, 2016 and December 31, 2015, our investment securities portfolio had an average effective duration of approximately 4.7 years and 5.1 years, respectively.

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

Five municipal bond issuances were priced using significant unobservable inputs as of June 30, 2016, the largest of which is a revenue bond issued by the Colorado Health Facilities Authority with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of June 30, 2016 was equal to its par value.

At June 30, 2016 and December 31, 2015, we held $21.7 million and $20.5 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka and Bankers’ Bank of the West. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	At June 30, 2016		At December 31, 2015
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$638,110	34.54%	$612,371	33.99%
Interest-bearing demand and NOW	383,492	20.76%	381,834	21.19%
Money market	392,730	21.26%	397,371	22.05%
Savings	149,798	8.11%	151,130	8.39%
Time	283,231	15.33%	259,139	14.38%
Total deposits	$1,847,361	100.00%	$1,801,845	100.00%

Total deposits increased $45.5 million at June 30, 2016 as compared to December 31, 2015. The increase in deposits over the last six months was due to a $25.7 million increase in non-maturing deposits and a $24.1 million increase in time deposits. The increase in non-maturing deposits during the first six months of 2016 was attributable to seasonal cash fluctuations of various commercial customers in addition to new customer relationships. The increase in time deposits was due in part to a $12.0 million increase in our brokered CDs and a successful in-market retail time deposit campaign. Because of the current low interest-rate environment, and because of the span of time since the last period of increasing interest rates, we are uncertain what impact, if any, rising interest rates would have on our deposit base.

Noninterest-bearing deposits as a percentage of total deposits increased to approximately 34.5% at June 30, 2016, as compared to 34.0% at December 31, 2015. Noninterest-bearing deposits help reduce overall funding costs; however, due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 15.3% of total deposits at June 30, 2016. The majority of the time deposit balance represented deposits of local customers, with $90.4 million representing brokered deposits, as compared to $78.4 million at December 31, 2015. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At June 30, 2016, securities sold under agreements to repurchase were $18.0 million, a decrease of $8.5 million as compared to December 31, 2015, and an increase of $2.2 million as compared to June 30, 2015.

Borrowings

At June 30, 2016, our FHLB borrowings were $261.6 million as compared to $280.8 million at December 31, 2015 and $260.6 million at June 30, 2015. At June 30, 2016, borrowings consisted of $120.0 million in term notes and $141.6 million in line of credit advances. At December 31, 2015, our FHLB borrowings consisted of $95.0 million in term notes and $185.8 million in line of credit advances. The total FHLB commitment, including balances outstanding, at June 30, 2016 and December 31, 2015 was $478.2 million and $454.7 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $216.6 million at June 30, 2016, which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at June 30, 2016 consisted of two fixed-rate term notes and two variable-rate term notes. A $20.0 million, fixed-rate term advance matures on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. A $50.0 million, fixed-rate term advance with an interest rate of 0.63% matures on October 24, 2016. A $25.0 million, variable-rate term advance with a current interest rate of 0.74% matures on August 5, 2016. A $25.0 million, variable-rate term advance with a current interest rate of 0.88% matures on March 7, 2017. We expect that both $25.0 million, variable-rate term advances will be renewed annually for the next four years given their direct relationship to our five year forward starting balance sheet swaps initiated in June 2013 and February 2014. The rates on the variable-rate term notes reset quarterly. The interest rate on our FHLB line of credit borrowing is variable and was 0.54% at June 30, 2016.

In April 2016, we entered into a credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association.  This line of credit is secured with the holding company’s stock in Guaranty Bank and Trust. The line of credit matures on March 17, 2017. Under the credit agreement,  we can elect a fixed or floating interest rate on each advance. As of June 30, 2016 no amounts had been borrowed on this line of credit.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.50%, Tier 1 capital to risk-weighted assets of at least 6.00%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.00% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8.00%. However, under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, which became effective in the first quarter 2015, a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, is established above the regulatory minimum capital requirement. The capital conservation buffer will be phased in between January 1, 2016 and year end 2018, becoming fully effective on January 1, 2019, however the full phased in capital conservation buffer is included in the table below.

The Bank made the one-time AOCI opt-out election on its March 31, 2015 Call Report, which allowed community banks under $250 billion, who made the one-time opt-out election, to remove the impact of certain unrealized gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 150% for some loans, and adding the products together.

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2016, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 19

	Ratio at June 30, 2016	Ratio at December 31, 2015	Ratio at June 30, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	11.07%	10.94%	10.97%	7.00%	N/A
Guaranty Bank and Trust Company	11.89%	11.96%	11.75%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	12.23%	12.11%	12.16%	8.50%	N/A
Guaranty Bank and Trust Company	11.89%	11.96%	11.75%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.34%	13.24%	13.34%	10.50%	N/A
Guaranty Bank and Trust Company	13.00%	13.09%	12.92%	10.50%	10.00%

Leverage Ratio
Consolidated	10.84%	10.68%	10.86%	4.00%	N/A
Guaranty Bank and Trust Company	10.54%	10.55%	10.50%	4.00%	5.00%

At June 30,  2016, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our Tier 1 risk-based capital ratio and total risk-based capital ratios increased, as compared to our ratios at December 31, 2015, as a result of increased capital due to 2016 year-to-date earnings, partially offset by growth in risk-weighted assets. As of June 30, 2016, the majority of our regulatory capital ratios increased, as compared to June 30, 2015, primarily due to an increase in net retained income, partially offset by growth in risk-weighted assets during the preceding twelve months.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of two and one-half cents per share to stockholders on a quarterly basis through November 2013. Beginning in February 2014, we increased the cash dividend to five cents per share on a quarterly basis through November 2014. Beginning in February 2015, we increased the cash dividend to ten cents per share on a quarterly basis through November 2015. In February 2016, we increased the quarterly cash dividend to11 and one half cents per share.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. At June 30, 2016, there was no event of default under the subordinated debenture agreements and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	June 30, 2016	December 31, 2015

	(In thousands)
Commitments to extend credit:
Variable	$301,341	$307,463
Fixed	59,538	61,184
Total commitments to extend credit	$360,879	$368,647

Standby letters of credit	$9,702	$8,857

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At June 30, 2016, the Company had $30.4 million of cash and cash equivalents. Further, the Bank had $8.5 million in excess pledging related to customer accounts that required collateral and $104.2 million of unencumbered securities that were available for pledging to our FHLB line at June 30, 2016.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At June 30, 2016, the Bank had approximately $216.6 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $3.9 million of availability with the Federal Reserve discount window.

At June 30, 2016, the Bank had $105.4 million of brokered deposits, of which $15.0 million were money markets,  $6.5 million will mature in the fourth quarter 2016, $13.3 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $36.7 million will mature during 2018 and $13.1 million will mature during 2019 and 2020. As of December 31, 2015, the Bank maintained $78.4 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of June 30,  2016, the holding company had approximately $7.6 million of cash on hand, which we expect will be sufficient to fund holding company operations and projected quarterly external stockholder dividends at the current rate through the remainder of 2016. In April 2016, the holding company entered into a credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in Guaranty Bank and Trust Company. At June 30, 2016, there were no funds drawn on the line of credit.

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

The following table shows the projected net interest income increase or decrease over the 12 months following June 30, 2016 and June 30, 2015:

Table 21

Market Risk:

	Annualized Net Interest Income
	June 30, 2016	June 30, 2015
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$5	$2,392
200	215	1,453
100	13	586
Static	-	-
(100)	(767)	(1,244)
(200)	15	(1,394)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is mildly asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At June 30, 2016, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. The primary reason that the benefit to net interest income is reduced between the 200 and 300 basis point increase in market interest rates is because we assume that our $20 million FHLB convertible term advance would be called by the FHLB in the event that market interest rates increased by 300 basis points. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of June 30, 2016, our asset sensitivity had decreased relative to June 30, 2015, primarily due to our effort to reduce asset sensitivity, resulting in a maximization of current earnings.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At June 30, 2016, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At June 30, 2016, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 25 and 50 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 25 to 50 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2016.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the second quarter 2016.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
April 1 to April 30	-	$-	-	1,000,000
May 1 to May 31	155	16.59	-	1,000,000
June 1 to June 30	-	-	-	1,000,000
	155	$16.59	-	1,000,000

_______________________

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

3.3

Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 7, 2008).

4.1

Indenture dated July 18, 2016 between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Registrant’s form 8-K filed on July 18, 2016).

4.2

First Supplemental Indenture dated July 18, 2016 between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.2 to the Registrant’s form 8-K filed on July 18, 2016).

4.3	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due July 20, 2026 (included in Exhibit 4.2).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**

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

i

Dated: August 4, 2016	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)