Form 10-Q
period 2016-09-30
Guaranty Bancorp
filed 2016-11-09
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 28,349,107 shares of the registrant’s common stock outstanding, consisting of 27,330,107 shares of voting common stock, of which 564,376 shares were in the form of unvested stock awards, and 1,019,000 shares of the registrant’s non-voting common stock.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$163,908	$26,711

Time deposits with banks	504	-

Securities available for sale, at fair value	364,349	255,431
Securities held to maturity (fair value of $188,353 and $150,122 at
September 30, 2016 and December 31, 2015)	183,184	148,761
Bank stocks, at cost	14,558	20,500
Total investments	562,091	424,692

Loans, held for investment, net of deferred costs	2,412,999	1,814,536
Less allowance for loan losses	(23,300)	(23,000)
Net loans, held for investment	2,389,699	1,791,536

Premises and equipment, net	68,779	48,308
Other real estate owned and foreclosed assets	637	674
Goodwill	56,148	-
Other intangible assets, net	16,005	5,173
Bank-owned life insurance	65,030	48,909
Other assets	23,464	22,522
Total assets	$3,346,265	$2,368,525

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$857,064	$612,371
Interest-bearing demand and NOW	802,043	381,834
Money market	554,447	397,371
Savings	160,698	151,130
Time	377,860	259,139
Total deposits	2,752,112	1,801,845

Securities sold under agreement to repurchase and federal funds purchased	35,936	26,477
Federal Home Loan Bank term notes	122,521	95,000
Federal Home Loan Bank line of credit borrowing	-	185,847
Subordinated debentures	64,973	25,774
Interest payable and other liabilities	19,363	11,943
Total liabilities	2,994,905	2,146,886

Stockholders’ equity:
Common stock (1)	31	24
Additional paid-in capital - common stock	831,400	712,310
Accumulated deficit	(372,495)	(382,147)
Accumulated other comprehensive loss	(2,936)	(4,805)
Treasury stock, at cost, 2,344,909 and 2,287,744 shares, respectively	(104,640)	(103,743)
Total stockholders’ equity	351,360	221,639
Total liabilities and stockholders’ equity	$3,346,265	$2,368,525
____________________
(1)

Common stock—$0.001 par value; 40,000,000 shares authorized; 30,694,016 shares issued and 28,349,107 shares outstanding at September 30, 2016 (includes 564,376 shares of unvested restricted stock); 30,000,000 shares authorized; 23,992,596 shares issued and 21,704,852 shares outstanding at December 31, 2015 (includes 590,755 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$22,295	$17,829	$60,206	$51,749
Investment securities:
Taxable	1,741	2,064	5,454	6,265
Tax-exempt	971	719	2,459	2,133
Dividends	237	249	829	724
Federal funds sold and other	98	2	105	5
Total interest income	25,342	20,863	69,053	60,876
Interest expense:
Deposits	1,228	866	3,299	2,284
Securities sold under agreement to repurchase and
federal funds purchased	13	11	31	31
Borrowings	636	375	1,992	832
Subordinated debentures	715	205	1,165	606
Total interest expense	2,592	1,457	6,487	3,753
Net interest income	22,750	19,406	62,566	57,123
Provision for loan losses	27	14	53	104
Net interest income, after provision for loan losses	22,723	19,392	62,513	57,019
Noninterest income:
Deposit service and other fees	2,581	2,309	7,042	6,682
Investment management and trust	1,333	1,292	3,889	3,964
Increase in cash surrender value of life insurance	490	447	1,398	1,316
Loss on sale of securities	(66)	-	(122)	-
Gain on sale of SBA loans	208	232	472	681
Other	159	119	346	275
Total noninterest income	4,705	4,399	13,025	12,918
Noninterest expense:
Salaries and employee benefits	10,984	8,318	28,292	24,921
Occupancy expense	1,417	1,487	4,053	4,814
Furniture and equipment	750	740	2,281	2,206
Amortization of intangible assets	389	495	868	1,486
Other real estate owned, net	20	(31)	27	64
Insurance and assessments	608	604	1,818	1,795
Professional fees	962	838	2,725	2,520
Impairment of long-lived assets	-	-	-	122
Other general and administrative	3,494	2,415	9,486	7,164
Total noninterest expense	18,624	14,866	49,550	45,092
Income before income taxes	8,804	8,925	25,988	24,845
Income tax expense	3,043	2,923	9,007	8,282
Net income	$5,761	$6,002	$16,981	$16,563

Earnings per common share–basic:	$0.25	$0.28	$0.78	$0.79
Earnings per common share–diluted:	0.25	0.28	0.77	0.78
Dividends declared per common share:	0.12	0.10	0.35	0.30

Weighted average common shares outstanding-basic:	22,811,386	21,076,380	21,750,153	21,061,445
Weighted average common shares outstanding-diluted:	22,957,268	21,224,989	21,965,047	21,215,435

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(In thousands)

Net income	$5,761	$6,002	$16,981	$16,563
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	645	1,706	3,434	906
Income tax effect	(245)	(648)	(1,305)	(344)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	105	108	326	307
Income tax effect	(41)	(41)	(125)	(117)
Reclassification adjustment for net losses (gains) included
in net income during the period	66	-	122	-
Income tax effect	(25)	-	(46)	-
Change in fair value of derivatives during the period	379	(1,290)	(1,554)	(1,769)
Income tax effect	(144)	490	591	672
Reclassification adjustment of losses (gains) on derivatives
during the period	259	82	687	82
Income tax effect	(98)	(31)	(261)	(31)
Other comprehensive income (loss)	901	376	1,869	(294)
Total comprehensive income	$6,662	$6,378	$18,850	$16,269

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	16,563	-	16,563
Other comprehensive loss	-	-	-	-	(294)	(294)
Stock compensation awards, net of forfeitures	121,759	-	-	-	-	-
Stock based compensation, net	-	2,094	-	-	-	2,094
Tax effect of restricted stock vestings		151	-	-	-	151
Repurchase of common stock	(22,430)	-	(329)	-	-	(329)
Dividends paid	-	-	-	(6,321)	-	(6,321)
Balance, September 30, 2015	21,728,202	$711,610	$(103,456)	$(385,930)	$(3,421)	$218,803

Balance, January 1, 2016	21,704,852	$712,334	$(103,743)	$(382,147)	$(4,805)	$221,639
Net income	-	-	-	16,981	-	16,981
Other comprehensive income	-	-	-	-	1,869	1,869
Issuance of common stock for acquisition of Home
State Bancorp net of issuance costs	6,533,756	116,468	-	-	-	116,468
Stock compensation awards, net of forfeitures	167,664	-	-	-	-	-
Stock based compensation, net	-	2,304	-	-	-	2,304
Tax effect of restricted stock vestings	-	325	-	-	-	325
Repurchase of common stock	(57,165)	-	(897)	-	-	(897)
Dividends paid	-	-	-	(7,329)	-	(7,329)
Balance, September 30, 2016	28,349,107	$831,431	$(104,640)	$(372,495)	$(2,936)	$351,360

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$16,981	$16,563
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	2,739	3,478
Net amortization and accretion	593	752
Provision for loan losses	53	104
Impairment of long-lived assets	-	122
Stock compensation, net	2,304	2,094
Dividends on bank stocks	(459)	(377)
Increase in cash surrender value of life insurance	(1,121)	(1,081)
Gain on sale of securities and SBA loans	(350)	(681)
Landlord cash allowance	-	654
Gain on the sale of other assets	(14)	-
Origination of SBA loans with intent to sell	(4,510)	(5,264)
Proceeds from the sale of SBA loans originated with intent to sell	5,613	7,093
Loss, net, and valuation adjustments on real estate owned	104	32
Net change in:
Interest receivable and other assets	817	1,267
Net deferred income tax assets	150	1,976
Interest payable and other liabilities	2,670	(855)
Net cash from operating activities	25,570	25,877
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments, calls and redemptions	388,820	29,120
Purchases	(99,363)	(8,561)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	20,521	15,454
Purchases	(46,305)	(19,566)
Loan originations and purchases, net of principal collections	(151,834)	(185,738)
Purchase of bank-owned life insurance contracts	(15,000)	(5,000)
Proceeds from sale of other assets	2,204	1,293
Proceeds from sales of other real estate owned and foreclosed assets	-	772
Proceeds from sale of SBA loans transferred to held for sale	229	589
Additions to premises and equipment	(1,142)	(4,619)
Cash paid in acquisition, net of cash received	(23,930)	(1,457)
Net cash from investing activities	74,200	(177,713)
Cash flows from financing activities:
Net change in deposits	180,564	162,005
Net change in borrowings on Federal Home Loan Bank line of credit	(187,899)	(84,000)
Proceeds from Federal Home Loan Bank term advances	25,000	75,000
Proceeds from issuance of subordinated debt, net of issuance costs	39,199	-
Cash dividends on common stock	(7,329)	(6,321)
Tax effect of restricted stock vesting	325	147
Net change in repurchase agreements and federal funds purchased	(10,527)	(3,357)
Repurchase of common stock	(897)	(329)
Payment of stock issuance costs related to acquisition	(1,009)	-
Net cash from financing activities	37,427	143,145
Net change in cash and cash equivalents	137,197	(8,691)
Cash and cash equivalents, beginning of period	26,711	32,441
Cash and cash equivalents, end of period	$163,908	$23,750

Supplemental disclosure of noncash activities:
Reclassification of available for sale securities into held to maturity	$-	$49,084

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including: accepting time and demand deposits, originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiaries Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provides wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are generally expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. On September 8, 2016, the Company completed the previously announced transaction with Home State Bancorp (“Home State”) in exchange for a combination of Company stock and cash.  Based in Loveland, Colorado Home State serves the banking needs of businesses and consumer customers in northern Colorado.

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

(b)Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair value upon the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine the fair values of assets acquired and liabilities assumed. Any excess of purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

(c)Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and income and expense for the periods presented. Actual results could differ significantly from those estimates.

(d)Loans and Loan Commitments

The Company’s loan portfolio includes originated and purchased loans. The Company extends commercial, real estate, agricultural and consumer loans to customers. A substantial portion of the loan portfolio consists of commercial and real estate loans made to borrowers located throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their contracts is generally dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

Originated and purchased loans for which there was no evidence of credit deterioration upon acquisition and for which collection of all contractually required payments upon acquisition was considered probable are referred to collectively as non-purchased credit impaired loans, or “Non-PCI” loans. Purchased loans for which there was at the acquisition date evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable were designated as and referred to as purchased credit impaired or “PCI” loans. In the September 8, 2016 transaction with Home State, the Company designated $2,108,000 of loans as PCI.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses, acquisition-related discount and any deferred fees or costs. Acquired loans are recorded upon acquisition at fair value, with no associated allowance for loan loss. However, if subsequent to acquisition the credit quality of an acquired loan deteriorates, an allowance may be required.  Accounting for loans is performed consistently across all portfolio segments and classes.

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. A class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

Interest income is accrued on the unpaid principal balance of the Company’s loans. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Purchase discount or premium on acquired, Non-PCI loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method, or taken into income when the related loans are paid off or sold. With respect to PCI loans, the “accretable yield”, calculated as the excess of undiscounted expected cash flows at acquisition over the fair value at acquisition, is accreted into income over the term of the loan assuming the amount and timing of cash flows are reasonably estimable.

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

(e)Allowance for Loan Losses and Allowance for Unfunded Commitments

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

The general component of the allowance covers originated loans not specifically identified as impaired and is determined by calculating losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed and qualitative adjustment factors, which will adjust the historical loss rate, are estimated. These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. The historical loss experience is adjusted for management’s estimate of the impact of these factors based on the risks present for each portfolio segment.

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

(f)Goodwill and Other Intangible Assets

Goodwill was recorded in the transaction with Home State on September 8, 2016 and represents the excess of the purchase price over the fair value of acquired tangible assets, identifiable intangible assets and liabilities. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be 10 years. As of September 30, 2016, the Company had recognized three customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012, CHIA on July 16, 2014 and Home State Bancorp (“Home State”) on September 8, 2016.

(g)Derivative Instruments

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

(h)Stock Incentive Plan

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

As of September 30, 2016, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 14, 2019. Compensation cost related to the performance stock awards is recognized based on an evaluation of financial performance in comparison to established criteria. Should expectations of future financial performance change, the amount of expense recognized in future periods could be impacted.

(i)Stock Repurchase Plan

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

(j)Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At September 30, 2016 and December 31, 2015, the Company had a net deferred tax asset of $3,451,000 and $7,912,000, respectively, which includes the deferred tax asset (liability) associated with the net unrealized loss (gain) on securities and interest rate swaps. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of September 30, 2016, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of September 30, 2016 or December 31, 2015.

The Company and the Bank are subject to U.S. federal income tax and state of Colorado income tax. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2012 and is no longer subject to examination by the State for years before 2011. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2016 and December 31, 2015, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Average common shares outstanding	22,811,386	21,076,380	21,750,153	21,061,445
Effect of dilutive unvested stock grants (1)	145,882	148,609	214,894	153,990
Average shares outstanding for calculated
diluted earnings per common share	22,957,268	21,224,989	21,965,047	21,215,435
_____________

(1) Unvested stock grants representing 564,376 shares at September 30, 2016 had a dilutive impact of 145,882 and 214,894 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2016, respectively. Unvested stock grants representing 651,275 shares at September 30, 2015 had a dilutive impact of 148,609 and 153,990 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2015, respectively.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In April 2015, the FASB issued accounting standards update 2015-03 modifying the presentation of debt issuance costs. The update requires that debt issuance costs be presented as a direct reduction of debt balances on the balance sheet. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2015.  As a result of this update the Company has presented debt issuance costs as a reduction of the related debt balance on the Company’s Balance Sheet.

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

In August 2016, the FASB issued accounting standards update 2016-15, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted. Management is currently in the process of evaluating the impact of the update on the Company’s statement of cash flows.

(m)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)Business Combination

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Home State, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Company. The transaction closed on September 8, 2016 with an aggregate transaction value of $152,478,000.  The Merger Agreement provided that, subject to certain conditions, Home State shareholders would receive 6,533,756 shares of Company voting common stock valued at $117,477,000 based on the Company’s closing stock price on September 8, 2016 of $17.98, in addition to $35,001,000 in cash.

The Company believes that the transaction will enhance its liquidity and its market share in northern Colorado.

Home State’s results of operations have been included in the Company’s results of operations beginning September 9, 2016, however, it is impracticable to provide separate information on Home State’s revenues and income subsequent to September 8, 2016 due to changes in the consolidated balance sheet.   Pre-tax merger expenses of $2,205,000 and $3,227,000 were included in the Company’s results of operations for the three and nine months ended September 30, 2016. Of the $2,205,000 in pre-tax merger expenses incurred in the three months ended September 30, 2016, $1,389,000 was included in salaries and employee benefits expense, while $816,000 was included in other general and administrative expense.  Of the $3,227,000 in pre-tax merger expenses incurred in the nine months ended September 30, 2016, $1,389,000 was included in salaries and employee benefits expense, while $1,838,000 was included in other general and administrative expense.  In addition to merger-related costs recognized as expense, the Company incurred debt-issuance and stock-issuance costs of $801,000 and $1,009,000, respectively, as of September 30, 2016.  Debt-issuance costs were recorded as a reduction to subordinated debentures and stock-issuance costs were recorded as a reduction to additional paid in capital on the Company’s balance sheet.

Goodwill of $56,148,000 was recognized in the transaction and represents expected synergies and cost savings resulting from combining the operations of Home State with the Company. Due to the tax-free structure of the transaction, goodwill is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed at acquisition is preliminary and pending receipt of final valuations. Additionally, preliminary valuations of Home State’s deferred tax assets are subject to adjustment, pending completion of the “stub” period return, covering Home State’s operations from January 1, 2016 through September 8, 2016.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the September 8, 2016 transaction with Home State:

Assets acquired:
(In thousands)
Cash and cash equivalents	$11,849
Time deposits with banks	504
Securities available-for-sale	396,450
Securities held-to-maturity	850
Bank stocks	1,355
Net Loans	445,529
Premises and equipment, net	23,460
Other real estate owned	67
Goodwill	56,148
Other intangible assets, net	11,701
Other assets	8,244
Total assets acquired	956,157

Liabilities assumed:
Deposits	769,709
Securities sold under agreement to repurchase and federal funds purchased	19,985
Federal Home Loan Bank term notes	2,525
Federal Home Loan Bank line of credit borrowing	2,052
Other liabilities	9,408
Total liabilities assumed	803,679
Net assets acquired	$152,478

The fair value of net assets acquired includes fair value adjustments to certain loans that were considered impaired as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Acquired loans that evidence credit deterioration since origination, for which the acquirer does not expect to collect all contractual cash flows are designated as PCI upon acquisition. The gross contractual amount of loans identified as PCI as of the acquisition date totaled $2,834,000, however, contractual cash flows not expected to be collected as of acquisition date on these PCI loans totaled $531,000, representing 18.7% of their contractual balance.  Additionally, PCI loans had an interest rate fair value adjustment as of September 8, 2016 of $195,000 bringing the net fair value to $2,108,000 as of September 8, 2016. Cash flows on PCI loans cannot be reliably estimated and as a result these loans have been designated as nonaccrual. Loans that were not designated PCI at acquisition had a fair value of $443,423,000 and a contractual balance of $458,014,000 as of September 8, 2016. The credit component of the fair value adjustment on non-PCI loans as of acquisition totaled $8,358,000, representing 1.8% of their contractual balances. No allowance for loan losses related to acquired loans was brought over as a result of the Home State transaction. The composition of Home State’s portfolio as of September 8, 2016 is detailed in the table below:

September 30,
2016
(In thousands)
Commercial and residential real estate	$294,069
Construction	39,947
Commercial	45,996
Agricultural	7,906
Consumer	16,460
SBA	25,227
Other	15,924
Total gross loans	445,529

The following tables present pro-forma financial information as if the transaction occurred as of January 1, 2015. The pro-forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction and the related tax effects. The unaudited pro forma financial information has been adjusted to exclude one-time expenses related to the transaction. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2015.

	Three Months Ended September 30,
	2016	2015
UNAUDITED	(Dollars in thousands, except per share data)

Net interest income	$28,832	$27,134
Noninterest income	6,124	6,309
Net income	8,419	8,940

Earnings per common share-basic:	$0.30	$0.32
Earnings per common share-diluted:	$0.30	$0.32

	Nine Months Ended September 30,
	2016	2015
UNAUDITED	(Dollars in thousands, except per share data)

Net interest income	$84,004	$80,182
Noninterest income	19,326	18,190
Net income	25,503	23,265

Earnings per common share-basic:	$0.92	$0.84
Earnings per common share-diluted:	$0.91	$0.84

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	September 30, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
U.S. government agencies	$5,018	$-	$-	$5,018
State and municipal	142,457	257	(376)	142,576
Mortgage-backed - agency / residential	130,544	887	(256)	129,913
Mortgage-backed - private / residential	270	-	(5)	275
Asset-backed	2,151	-	(1)	2,152
Corporate	63,422	648	(456)	63,230
Collateralized loan obligations	20,487	11	(62)	20,538
Total securities available for sale	$364,349	$1,803	$(1,156)	$363,702

	December 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,713	$20	$-	$34,693
Mortgage-backed - agency / residential	129,017	1,081	(1,929)	129,865
Mortgage-backed - private / residential	274	-	(10)	284
Trust preferred	17,806	100	(2,294)	20,000
Corporate	65,291	660	(389)	65,020
Collateralized loan obligations	8,330	-	(148)	8,478
Total securities available for sale	$255,431	$1,861	$(4,770)	$258,340

During the first quarter of 2015, the Company reclassified, at fair value, approximately $49,084,000 in available for sale mortgage-backed, asset-backed and municipal securities to the held to maturity category, including related unrealized pre-tax losses of approximately $750,000. As of September 30, 2016, unrealized pre-tax losses of approximately $575,000 remained in accumulated other comprehensive income (loss) and will continue to be accreted over the remaining life of the securities.  No gains or losses were recognized at the time of reclassification.

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
September 30, 2016:
State and municipal	$64,285	$2,289	$(252)	$62,248
Mortgage-backed - agency / residential	104,453	2,566	(28)	101,915
Asset-backed	18,415	594	-	17,821
Other	1,200	-	-	1,200
	$188,353	$5,449	$(280)	$183,184

December 31, 2015:
State and municipal	$55,812	$1,349	$(390)	$54,853
Mortgage-backed - agency / residential	74,692	767	(611)	74,536
Asset-backed	19,618	273	(27)	19,372
	$150,122	$2,389	$(1,028)	$148,761

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(In thousands)
Proceeds	$317,630	$-	$370,111	$2,868
Gross gains	1,434	-	2,486	16
Gross losses	(1,500)	-	(2,608)	(16)
Net tax (benefit) expense related to
gains (losses) on sale	(25)	-	(46)	-

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at September 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$16,092	$16,068
Due after one year through five years	19,915	19,516
Due after five years through ten years	106,052	106,014
Due after ten years	68,838	69,226
Total AFS, excluding mortgage-backed (MBS), asset-backed
and collateralized loan obligations	210,897	210,824
Mortgage-backed, asset-backed and collateralized
loan obligations	153,452	152,878
Total securities available for sale	$364,349	$363,702

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$592	$592
Due after one year through five years	3,513	3,426
Due after five years through ten years	29,307	28,515
Due after ten years	32,073	30,915
Total HTM, excluding MBS and asset-backed	65,485	63,448
Mortgage-backed and asset-backed	122,868	119,736
Total securities held to maturity	$188,353	$183,184

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$91,119	$(376)	$-	$-	$91,119	$(376)
Mortgage-backed - agency /
residential	33,061	(148)	10,160	(108)	43,221	(256)
Mortgage-backed - private /
residential	-	-	270	(5)	270	(5)
Asset-backed	2,151	(1)	-	-	2,151	(1)
Corporate	14,042	(456)	-	-	14,042	(456)
Collateralized loan obligations	2,988	-	5,475	(62)	8,463	(62)

Held to maturity:
State and municipal	2,630	(17)	610	(246)	3,240	(263)
Mortgage-backed - agency /
residential	12,965	(402)	-	-	12,965	(402)
Asset-backed	7,562	(119)	3,315	(5)	10,877	(124)
Total temporarily impaired	$166,518	$(1,519)	$19,830	$(426)	$186,348	$(1,945)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

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

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of September 30, 2016 or December 31, 2015.

At September 30, 2016,  there were 152 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 142 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. The decrease in the number of securities in an unrealized loss position in excess of 12 months from 43 securities at December 31, 2015 to 10 securities at September 30, 2016 was primarily attributable to the timing of interest rate fluctuations in addition to a restructuring of the investment portfolio immediately following the transaction with Home State. The total number of securities in an unrealized loss position increased from 88 individual securities at December 31, 2015 to 152 securities at September 30, 2016 primarily as a result of the increase in the number of securities as a result of the September 8, 2016 transaction with Home State. At September 30, 2016, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At September 30, 2016 and December 31, 2015, the Company’s unrated municipal bonds comprised approximately 5.3% and 13.8%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

Certain mortgage backed securities with an aggregate market value of approximately $36,105,000 as of September 30, 2016 were pledged to secure overnight repurchase agreement borrowings. Fluctuations in the fair value of these securities, and or the fluctuation in customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis. The Company also pledges certain securities to public deposits under the Colorado Public Deposit Protection Act and pledges securities as collateral for funding lines. At September 30, 2016, the Company’s total pledged securities were $229,337,000.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30,	December 31,
	2016	2015

	(In thousands)
Commercial and residential real estate	$1,752,113	$1,281,701
Construction	75,603	107,170
Commercial	400,281	323,552
Agricultural	18,245	9,294
Consumer	81,766	66,288
SBA	51,480	25,645
Other	33,162	631
Total gross loans	2,412,650	1,814,281
Deferred costs, net	349	255
Loans, held for investment, net	2,412,999	1,814,536
Less allowance for loan losses	(23,300)	(23,000)
Net loans, held for investment	$2,389,699	$1,791,536

In the second and third quarters of 2016, the Company purchased $22.7 million and $29.3 million, respectively, in performing loans included in our Real Estate portfolio segment. In the third quarter of 2015, the Company purchased $20.1 million in performing loans included in our Real Estate portfolio segment.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(In thousands)
Balance, beginning of period	$23,050	$22,850	$23,000	$22,490
Provision for loan losses	27	14	53	104
Loans charged-off	(72)	(75)	(431)	(172)
Recoveries on loans previously
charged-off	295	101	678	468
Balance, end of period	$23,300	$22,890	$23,300	$22,890

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of September 30, 2016 PCI loans acquired in the Home State transaction are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three and nine months ended September 30, 2016 and September 30, 2015. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000
Charge-offs	(213)	(12)	(206)	(431)
Recoveries	235	13	430	678
Provision (credit)	(143)	(15)	211	53
Balance as of September 30, 2016	$20,185	$57	$3,058	$23,300

Balance as of June 30, 2016	$20,171	$75	$2,804	$23,050
Charge-offs	(9)	(5)	(58)	(72)
Recoveries	150	2	143	295
Provision (credit)	(127)	(15)	169	27
Balance as of September 30, 2016	$20,185	$57	$3,058	$23,300

Balances at September 30, 2016:

Allowance for Loan Losses
Individually evaluated	$301	$-	$274	$575
Collectively evaluated	19,884	57	2,784	22,725
Total	$20,185	$57	$3,058	$23,300

Loans
Individually evaluated	$24,783	$-	$5,412	$30,195
Collectively evaluated	1,990,126	5,995	386,683	2,382,804
Total	$2,014,909	$5,995	$392,095	$2,412,999

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(21)	(9)	(142)	(172)
Recoveries	138	21	309	468
Provision (credit)	368	10	(274)	104
Balance as of September 30, 2015	$20,092	$61	$2,737	$22,890

Allowance for Loan Losses
Balance as of June 30, 2015	$20,006	$54	$2,790	$22,850
Charge-offs	(14)	(5)	(56)	(75)
Recoveries	66	9	26	101
Provision (credit)	34	3	(23)	14
Balance as of September 30, 2015	$20,092	$61	$2,737	$22,890

Balances at December 31, 2015:

Allowance for Loan Losses
Individually evaluated	$282	$-	$11	$293
Collectively evaluated	20,024	71	2,612	22,707
Total	$20,306	$71	$2,623	$23,000

Loans
Individually evaluated	$23,846	$2	$2,305	$26,153
Collectively evaluated	1,489,211	5,716	293,456	1,788,383
Total	$1,513,057	$5,718	$295,761	$1,814,536

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

September 30, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$12,832	$12,862	$-	$12,225	$1,248
Construction	-	-	-	740	-
Commercial	591	591	-	248	13
Consumer	19	19	-	142	1
Other	754	1,124	-	412	-
Total	$14,196	$14,596	$-	$13,767	$1,262

Impaired loans with a related allowance:
Commercial and residential real estate	$11,450	$11,561	$293	$10,296	$317
Construction	-	-	-	-	-
Commercial	3,500	3,542	28	2,079	110
Consumer	379	467	8	410	7
Other	670	723	246	336	-
Total	$15,999	$16,293	$575	$13,121	$434

Total impaired loans:
Commercial and residential real estate	$24,282	$24,423	$293	$22,521	$1,565
Construction	-	-	-	740	-
Commercial	4,091	4,133	28	2,327	123
Consumer	398	486	8	552	8
Other	1,424	1,847	246	748	-
Total impaired loans	$30,195	$30,889	$575	$26,888	$1,696

December 31, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$12,756	$14,472	$-	$14,194	$242
Construction	986	986	-	789	-
Commercial	-	-	-	19	-
Consumer	271	310	-	307	5
Other	250	588	-	171	-
Total	$14,263	$16,356	$-	$15,480	$247

Impaired loans with a related allowance:
Commercial and residential real estate	$10,232	$10,472	$268	$9,989	$388
Construction	-	-	-	-	-
Commercial	1,204	1,220	11	492	18
Consumer	454	529	14	493	13
Other	-	-	-	-	-
Total	$11,890	$12,221	$293	$10,974	$419

Total impaired loans:
Commercial and residential real estate	$22,988	$24,944	$268	$24,183	$630
Construction	986	986	-	789	-
Commercial	1,204	1,220	11	511	18
Consumer	725	839	14	800	18
Other	250	588	-	171	-
Total impaired loans	$26,153	$28,577	$293	$26,454	$666

The interest income recognized on impaired loans in the third quarter was $1,180,000; of this $969,000 was recognized on impaired loans with no related allowance and $211,000 was recognized on loans with a related allowance. The majority of the $969,000 was comprised of a $775,000 interest recovery on a commercial real estate nonaccrual loan in the third quarter 2016.  The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $209,000 for the nine months ended September 30, 2016 and $510,000 for the nine months ended September 30, 2015. For the three months ended September 30, 2016 and September 30, 2015, gross interest income that would have been recorded on nonaccrual loans, had the loans been current in accordance with their original terms, was approximately $77,000 and $171,000 respectively. During the three and nine months ended September 30, 2016, approximately $83,000 and $332,000, respectively, in cash-basis interest income was recognized on the Company’s largest nonaccrual loan. This loan was moved into accruing status in September 2016. No cash-basis interest income was recognized in the first nine months of 2015.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

September 30, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$803	$-	$3,008	$3,811	$1,752,366
Construction	-	-	-	-	75,614
Commercial	1,090	335	828	2,253	400,339
Consumer	57	-	248	305	81,778
Other	207	-	1,423	1,630	102,902
Total	$2,157	$335	$5,507	$7,999	$2,412,999

December 31, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$653	$-	$11,905	$12,558	$1,281,881
Construction	-	-	986	986	107,185
Commercial	1,147	-	874	2,021	323,598
Consumer	291	-	459	750	66,297
Other	-	-	250	250	35,575
Total	$2,091	$-	$14,474	$16,565	$1,814,536

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

September 30, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,725,406	$75,603	$395,917	$81,351	$100,335	$2,378,612
Substandard	26,707	-	4,364	415	2,552	34,038
Doubtful	-	-	-	-	-	-
Subtotal	1,752,113	75,603	400,281	81,766	102,887	2,412,650
Deferred costs, net	253	11	58	12	15	349
Loans, held for investment, net	$1,752,366	$75,614	$400,339	$81,778	$102,902	$2,412,999

December 31, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,260,134	$106,184	$322,650	$65,365	$34,194	$1,788,527
Substandard	21,567	986	902	923	1,376	25,754
Doubtful	-	-	-	-	-	-
Subtotal	1,281,701	107,170	323,552	66,288	35,570	1,814,281
Deferred costs, net	180	15	46	9	5	255
Loans, held for investment, net	$1,281,881	$107,185	$323,598	$66,297	$35,575	$1,814,536

The book balance of TDRs at September 30, 2016 and December 31, 2015 was $24,431,000 and $22,391,000, respectively. Management established approximately $310,000 and $276,000 in specific reserves with respect to these loans as of September 30, 2016 and December 31, 2015, respectively. The Company had an additional $1,864,000 and $953,000 committed on loans classified as TDRs at September 30, 2016 and December 31, 2015,  respectively.

During the nine months ended September 30, 2016, the terms of three loans totaling $4,765,000, were modified in troubled debt restructurings. The modification of the terms of such loans included two restructurings of payment terms and one renewal of a loan with a stated interest rate below market. During the three months ended September 30, 2016 the repayment terms of a single loan with a balance of $2,900,000 were modified in a troubled debt restructuring. During the three and nine months ended September 30, 2015 there were no material modifications of loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the three and nine months ended September 30, 2016 or September 30, 2015.

(5)Goodwill and Other Intangible Assets

The Company recognized $56,148,000 in goodwill as a result of the Home State transaction on September 8, 2016. Current estimates of the fair value of acquired assets and liabilities assumed are preliminary and subject to change in the twelve months after the transaction if subsequently additional information becomes available impacting acquisition date fair values. Subsequent changes to estimates of acquisition date fair value will impact the amount recognized as goodwill.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2016, the Company had intangible assets comprised of its core deposit intangible assets and customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful Life	2016	2015

		(In thousands)
Core deposit intangible assets	10 - 15 years	$73,655	$62,975
Core deposit intangible assets accumulated amortization		(62,561)	(62,124)
Core deposit intangible assets, net		$11,094	$851

Customer relationship intangible assets	10 years	6,674	5,654
Customer relationship intangible assets accumulated amortization		(1,763)	(1,332)
Customer relationship intangible assets, net		$4,911	$4,322

Total other intangible assets, net		$16,005	$5,173

(6)Borrowings

At September 30, 2016, the Company’s outstanding borrowings were $122,521,000 as compared to $280,847,000 at December 31, 2015. These borrowings at September 30, 2016 consisted of $122,521,000 in term notes with the Federal Home Loan Bank (the “FHLB”). The Company also maintains a line of credit at the FHLB, however, it had no outstanding borrowings on the line of credit as of September 30, 2016. At December 31, 2015, outstanding borrowings consisted of $95,000,000 of term notes and $185,847,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 0.53% at September 30, 2016. The Company has six term notes with the FHLB. Four of the term notes have fixed interest rates, the first a $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity and is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate at the discretion of the FHLB. The second fixed rate term note of $50,000,000 carried an interest rate of 0.63% and matured October 24, 2016 and was not renewed. The remaining two fixed rate term notes of $695,000 and $1,740,000 have maturity dates of April 10, 2017 and August 30, 2017, respectively. The notes were assumed in the transaction with Home State and have an unamortized fair value premium of approximately $86,000 as of September 30, 2016. The Company also has two variable rate term notes of $25,000,000 each that mature on March 7, 2017 and August 4, 2017 and have interest rates that reset quarterly, currently set as 1.03% and 0.87%, respectively. The next rate reset dates on the variable rate term notes are December 7, 2016 and November 5, 2016.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $831,636,000 at September 30, 2016 and $454,748,000 at December 31, 2015. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $709,201,000 at September 30, 2016 and $173,901,000 at December 31, 2015.

In April 2016, the holding company entered into a credit agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. The holding company’s stock in the Bank is pledged as collateral to the line of credit. The line of credit matures on March 17, 2017. Under the credit agreement, we elect a fixed or floating interest rate on each advance. As of September 30, 2016 no amounts had been borrowed on the Wells Fargo line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At September 30, 2016 the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $64,973,000, comprised of $65,774,000 in debt, partially offset by $801,000 in debt issuance costs. At December 31, 2015 the balance of the Company’s Debentures was $25,774,000. As of September 30, 2016, the Company's Debentures bore a weighted average cost of funds of 4.87%.

The Company’s Debentures were issued in three separate series. The first two issuances have maturities of 30 years from the date of issuance. These two issuances of Debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the Debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the Debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

The third issuance was executed on July 18, 2016 in anticipation of the transaction with Home State, in order to fund the cash consideration to be paid to Home State shareholders in conjunction with the transaction. The issuance was comprised of $40,000,000 of 5.75% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due July 20, 2026. The Notes will initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of September 30, 2016, the Company was in compliance with all financial covenants of the Debentures.

The Company had accrued, unpaid interest on its Debentures of approximately $698,000 at September 30, 2016 and approximately $208,000 at December 31, 2015. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At

September 30, 2016, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at September 30, 2016 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2017	Variable	LIBOR + 2.65%	3.33%	1/15/2017
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2017	Variable	LIBOR + 3.10%	3.78%	1/7/2017
Subordinated Notes	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On October 7, 2016, the rate on the Guaranty Capital Trust III subordinated debentures reset to 3.98%. On October 15, 2016, the rate on the CenBank Trust III subordinated debentures reset to 3.53%. The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes turn to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2016	December 31, 2015

	(In thousands)
Commitments to extend credit:
Variable	$419,370	$307,463
Fixed	94,078	61,184
Total commitments to extend credit	$513,448	$368,647

Standby letters of credit	$10,429	$8,857

At September 30, 2016, the rates on the fixed rate commitments to extend credit ranged from 1.95% to 7.00%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at September 30, 2016
U.S. government agencies	$-	$5,018	$-	$5,018
State and municipal securities	-	110,496	31,961	142,457
Mortgage-backed securities – agency /
residential	-	130,544	-	130,544
Mortgage-backed securities – private /
residential	-	270	-	270
Asset-backed securities	-	2,151	-	2,151
Corporate securities	-	63,422	-	63,422
Collateralized loan obligations	-	20,487		20,487
Interest rate swaps - cash flow hedge	-	(3,425)	-	(3,425)

Assets/(Liabilities) at December 31, 2015
State and municipal securities	$-	$2,673	$32,040	$34,713
Mortgage-backed securities – agency /
residential	-	129,017	-	129,017
Mortgage-backed securities – private /
residential	-	274	-	274
Trust preferred securities	-	17,806	-	17,806
Corporate securities	-	65,291	-	65,291
Collateralized loan obligations	-	8,330		8,330
Interest rate swaps - cash flow hedge	-	(2,558)	-	(2,558)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the nine months ended September 30, 2016.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and September 30, 2015:

	State and Municipal Securities
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

	(In thousands)
Beginning balance	$31,909	$32,040
Total unrealized gains (losses) included in:
Net income	2	5
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(81)	(215)
Acquisition of Level 3 security	131	131
Transfers in and (out) of Level 3	-	-
Balance end of period	$31,961	$31,961

	State and Municipal Securities
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

	(In thousands)
Beginning balance	$32,038	$32,317
Total unrealized gains (losses) included in:
Net income	1	3
Other comprehensive income (loss)	-	(1)
Sales, calls and prepayments	-	-
Transfer to held to maturity	-	(280)
Transfers in and (out) of Level 3	-	-
Balance end of period	$32,039	$32,039

For the three and nine months ended September 30, 2016, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three and nine months ended September 30, 2016 and September 30, 2015, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at September 30, 2016 and December 31, 2015:

September 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,961	discounted cash flow	discount rate	2.19%-4.75%
Total	$31,961

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,040	discounted cash flow	discount rate	2.05%-4.75%
Total	$32,040

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of September 30, 2016 and December 31, 2015.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of September 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$163,908	$163,908	$-	$-	$163,908
Securities available for sale	364,349	-	332,388	31,961	364,349
Securities held to maturity	183,184	-	185,245	3,108	188,353
Bank stocks	14,558	n/a	n/a	n/a	n/a
Loans held for investment, net	2,389,699	-	-	2,391,039	2,391,039
Accrued interest receivable	9,314	-	9,314	-	9,314

Financial liabilities:
Deposits	$2,752,112	$-	$2,751,953	$-	$2,751,953
Federal funds purchased and sold under
agreements to repurchase	35,936	-	35,936	-	35,936
Subordinated debentures	64,973	-	-	59,571	59,571
Long-term borrowings	122,521	-	122,898	-	122,898
Accrued interest payable	1,070	-	1,070	-	1,070
Interest rate swap - cash flow hedge	3,425	-	3,425	-	3,425

		Fair Value Measurements at December 31, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,711	$26,711	$-	$-	$26,711
Securities available for sale	255,431	-	223,391	32,040	255,431
Securities held to maturity	148,761	-	145,698	4,424	150,122
Bank stocks	20,500	n/a	n/a	n/a	n/a
Loans held for investment, net	1,791,536	-	-	1,791,128	1,791,128
Accrued interest receivable	6,554	-	6,554	-	6,554

Financial liabilities:
Deposits	$1,801,845	$-	$1,800,112	$-	$1,800,112
Federal funds purchased and sold under
agreements to repurchase	26,477	-	26,477	-	26,477
Short-term borrowings	185,847	-	185,847	-	185,847
Subordinated debentures	25,774	-	-	18,640	18,640
Long-term borrowings	95,000	-	95,353	-	95,353
Accrued interest payable	508	-	508	-	508
Interest rate swap - cash flow hedge	2,558	-	2,558	-	2,558

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

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB stock, Federal Reserve Bank stock, Bankers’ Bank of the West stock and Pacific Coast Bankers’ Bank stock. These three stocks comprise the majority of the balance of the Company’s bank stocks.

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

(10)Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2016 and December 31, 2015:

	Balance	Fair Value
	Sheet	September 30,	December 31,
	Location	2016	2015

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$3,425	$2,558

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2016, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of September 30, 2016 and December 31, 2015 is included in the table below:

	September 30, 2016	December 31, 2015

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	4.1 years	4.9 years
Unrealized gains (losses)	$(3,425)	$(2,558)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the nine months ended September 30, 2016 and September 30, 2015, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $909,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and nine months ended September 30, 2016 and September 30, 2015:

	Income	Three Months Ended		Nine Months Ended
Interest Rate Swaps with	Statement	September 30,		September 30,
Hedge Designation	Location	2016	2015	2016	2015

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$235	$(800)	$(963)	$(1,097)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	161	51	426	51

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2016 had posted $4,690,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

(11)Stock-Based Compensation

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of September 30, 2016, there were 187,617 and 376,759 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of September 30, 2016, there were 730,175 shares remaining available for grant under the 2015 Plan. Although the Incentive Plan expired by its terms on April 4, 2015, awards previously granted under the Incentive Plan remain outstanding in accordance with their terms.

Of the 564,376 shares represented by unvested awards at September 30, 2016,  approximately 542,000 shares are expected to vest. At September 30, 2016 there were 315,031 shares of restricted stock outstanding that were subject to a performance condition. As of September 30, 2016, management expects that approximately 304,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2014 through August 2016. The vesting of these performance shares is contingent upon the meeting of certain return on asset performance criteria. The performance-based shares awarded in 2014, 2015 and 2016 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of September 30, 2016, management expected that all of the performance awards made in 2014, 2015 and 2016 will vest (with the exception of  estimated forfeitures), which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the accrual of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the nine months ended September 30, 2016 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2016	590,755	$12.88
Awarded	189,164	15.66
Forfeited	(21,500)	12.76
Vested	(194,043)	11.35
Unearned at September 30, 2016	564,376	$14.34

The Company recognized $2,304,000 and  $2,094,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2016 and September 30, 2015, respectively. The total income tax benefit recognized for share-based compensation arrangements was $876,000 and $796,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The grant date fair value of restricted stock awards granted in the nine months ended September 30, 2016 and September 30, 2015 was $2,963,000 and $2,391,000, respectively.  The fair value of awards that vested in the nine months ended September 30, 2016 and

September 30, 2015 was approximately $3,053,000 and $1,347,000, respectively.  At September 30, 2016,  compensation cost of $4,598,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.7 years.

(12)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at September 30, 2016	Ratio at December 31, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.79%	10.94%	7.00%	N/A
Guaranty Bank and Trust Company	12.74%	11.96%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.72%	12.11%	8.50%	N/A
Guaranty Bank and Trust Company	12.74%	11.96%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	14.07%	13.24%	10.50%	N/A
Guaranty Bank and Trust Company	13.61%	13.09%	10.50%	10.00%

Leverage Ratio
Consolidated	12.40%	10.68%	4.00%	N/A
Guaranty Bank and Trust Company	13.48%	10.55%	4.00%	5.00%

(13)Contingencies

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

The Merger Litigation alleged that the members of the Company’s board of directors breached their fiduciary duties owed to the Company’s stockholders by causing a materially incomplete registration statement to be filed. The plaintiff in the Merger Litigation generally sought, among other things, declaratory and injunctive relief concerning the alleged breach of fiduciary duties, injunctive relief prohibiting consummation of the transaction and attorneys’ fees and costs, and other further relief.

On July 5, 2016, the parties to the merger litigation entered into a Memorandum of Agreement providing that, among other things: (1) the Company would make specified additional disclosures in the joint proxy statement/prospectus filed in connection with the transaction; (2) the merger litigation is stayed; and (3) the parties would enter into a stipulation providing for certification of a class for settlement purposes and a class release. The joint proxy statement/prospectus filing filed on July 19, 2016, included these specific additional disclosures. The proposed settlement is subject to, among other things, approval of the District Court, City and County of Denver,

Colorado. Under the terms of the proposed settlement, following final court approval, the action will be dismissed with prejudice.

On September 9, 2016, the parties entered into a Final Stipulation of Settlement and Release filed with the Colorado District Court, Denver County. A copy of the settlement was mailed to all stockholders of record between March 16, 2016 and July 5, 2016 in September 2016. The hearing to approve the settlement is scheduled for January 2017. There can be no assurances however, that court approval of the settlement will be obtained.

(14)Subsequent Events

On November 8, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.115 per common share. The dividend is payable on November 28, 2016 to stockholders of record as of close of business on November 18, 2016.

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

On March 16, 2016, the Company entered into the Merger Agreement with Home State, parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Company. The transaction closed on September 8, 2016.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			Favorable			Favorable
	2016	2015	(Unfavorable)	2016	2015	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$25,342	$20,863	$4,479	$69,053	$60,876	$8,177
Interest expense	2,592	1,457	(1,135)	6,487	3,753	(2,734)
Net interest income	22,750	19,406	3,344	62,566	57,123	5,443
Provision for loan losses	27	14	(13)	53	104	51
Net interest income after
provision for loan losses	22,723	19,392	3,331	62,513	57,019	5,494
Noninterest income	4,705	4,399	306	13,025	12,918	107
Noninterest expense	18,624	14,866	(3,758)	49,550	45,092	(4,458)
Income before income taxes	8,804	8,925	(121)	25,988	24,845	1,143
Income tax expense	3,043	2,923	(120)	9,007	8,282	(725)
Net income	$5,761	$6,002	$(241)	$16,981	$16,563	$418

Common Share Data:
Basic earnings per common share	$0.25	$0.28	$(0.03)	$0.78	$0.79	$(0.01)
Diluted earnings per common
share	$0.25	$0.28	$(0.03)	$0.77	$0.78	$(0.01)
Average common shares
outstanding	22,811,386	21,076,380	1,735,006	21,750,153	21,061,445	688,708
Diluted average common shares
outstanding	22,957,268	21,224,989	1,732,279	21,965,047	21,215,435	749,612
Average equity to average assets	9.70%	9.55%	0.15%	9.63%	9.74%	(0.11)%
Return on average equity	9.04%	10.99%	(1.95)%	9.64%	10.37%	(0.73)%
Return on average assets	0.88%	1.05%	(0.17)%	0.93%	1.01%	(0.08)%
Dividend payout ratio	42.44%	35.12%	7.32%	43.16%	38.16%	5.00%

	September 30,	September 30,
	2016	2015	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	14.07%	13.39%	0.68%
Leverage ratio	12.40%	10.75%	1.65%
Loans(1), net of deferred costs
to deposits	87.68%	93.44%	(5.76)%
Allowance for loan losses to loans (1),
net of deferred costs	0.97%	1.33%	(0.36)%
Allowance for loan losses + unaccreted
discount to loans (1),
net of deferred costs	1.61%	1.33%	0.28%
Allowance for loan losses to
nonperforming loans	667.94%	157.73%	510.21%
Classified assets to allowance
and Tier 1 capital (2)	10.69%	13.51%	(2.82)%
Noninterest bearing deposits to
total deposits	31.14%	37.02%	(5.88)%
Time deposits to total deposits	13.73%	13.25%	0.48%
___________________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Third quarter 2016 net income decreased $0.2 million to $5.8 million as compared to $6.0 million for the same quarter in 2015. The $0.2 million decrease in net income was primarily attributable to a $3.8 million increase in noninterest expense, impacted by $2.2 million in merger-related expenses. Excluding merger-related expense, noninterest expense increased by an additional $1.6 million in the third quarter 2016, compared to the third quarter 2015. Offsetting the increased noninterest expense, net interest income increased by $3.3 million to $22.8 million compared to $19.4 million in the third quarter 2015. This increase in net interest income was comprised of a $4.5 million increase in interest income and a $1.1 million increase in interest expense in the third quarter of 2016 compared to the third quarter 2015. Additionally, noninterest income increased by $0.3 million, and income tax expense increased $0.1 million in the third quarter 2016 compared to the third quarter 2015. The $2.2 million in merger-related expenses were comprised of $1.4 million in salaries and employee benefit expense related to severance and retention payments and $0.8 million in other general and administrative expenses, primarily legal and conversion-related. Excluding the severance and retention expense included in salaries and employee benefits, this category of expense increased $1.1 million in the third quarter 2016 compared to the third quarter 2015, mostly due to the additional expense associated with an increased number of employees subsequent to the transaction with Home State. The $4.5 million increase in interest income was primarily the result of a $307.4 million, or 18.0% increase in average loan balances in the third quarter 2016 as compared to the same quarter in 2015, a $0.8 million interest income recovery on a nonaccrual loan received in the third quarter 2016 and $0.3 million related to accretion of the discount applied to loans acquired in the Home State transaction. The increase in interest expense was due to a $0.5 million increase in subordinated debt expense, a $0.3 million increase in Federal Home Loan Bank (FHLB) borrowings expense and a $0.4 million increase in interest expense on deposits. The $0.3 million increase in noninterest income in the third quarter 2016, as compared to the third quarter 2015, was attributable to an increase in deposit service and other fees primarily generated by deposits acquired in the transaction with Home State.

For the nine months ended September 30, 2016, net income was $17.0 million as compared to $16.6 million for the same period in 2015. The $0.4 million increase in net income during the nine months ended September 30, 2016 was primarily the result of a $5.4 million increase in net interest income, comprised of an $8.2 million increase in interest income, partially offset by a $2.7 million increase in interest expense, mostly offset by a $4.5 million increase in noninterest expense and a $0.7 million increase in income tax expense. The year-to-date increase in interest income was driven by a $274.0 million, or 16.9%, increase in average loans, as compared to the same period in 2015, in addition to the $0.8 million interest income recovery and the $0.3 million in discount accretion described above. The $2.7 million increase in interest expense during the first nine months of 2016, as compared to the same period in 2015, was due to a $1.2 million increase in FHLB borrowing expense, a $1.0 million increase in interest expense on deposits, and a $0.6 million increase in interest expense on subordinated debt. The $4.5 million increase in noninterest expense during the nine months ended September 30, 2016, as compared to the same period in the prior year, was primarily attributable to $3.2 million in merger-related expenses incurred during the first nine months of 2016. The $3.2 million in merger-related expenses incurred during the first nine months of 2016 were comprised of $1.4 million in salaries and employee benefits related to severance and retention payments and $1.8 million in other general and administrative expenses. Excluding the merger-related expenses, noninterest expense increased $1.3 million for the first nine months of 2016, as compared to the same period in 2015, due to a $2.0 million increase in salaries and employee benefits, partially offset by a $0.8 million decline in occupancy expense. Income tax expense increased $0.7 million as a result of increased pretax income in addition to an increase in the effective tax rate from 33.3% to 34.7%, resulting from reduced tax exempt income as a percentage of total pretax income in addition to the impact of certain nondeductible merger expenses.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended September 30, 2016 and the prior four quarters:

Table 2

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(Dollars in thousands)
Net interest income	$22,750	$19,821	$19,995	$19,856	$19,406
Interest rate spread	3.45%	3.39%	3.44%	3.43%	3.45%
Net interest margin	3.66%	3.57%	3.60%	3.58%	3.59%
Net interest margin, fully tax
equivalent	3.75%	3.65%	3.68%	3.66%	3.67%
Loan yield	4.41%	4.15%	4.17%	4.14%	4.15%
Average cost of interest-bearing
liabilities (including
noninterest-bearing deposits)	0.44%	0.39%	0.35%	0.30%	0.28%
Average cost of deposits
(including noninterest-
bearing deposits)	0.23%	0.23%	0.22%	0.20%	0.19%

Net interest income increased $3.3 million in the third quarter 2016, as compared to the same quarter in 2015, due to a $4.5 million increase in interest income, partially offset by a $1.1 million increase in interest expense. The increase in interest income was the result of a $307.4 million, or 18.0%, increase in average loan balances in the third quarter 2016, as compared to the same quarter in 2015, a $0.8 million interest income recovery on a nonaccrual loan received in the third quarter 2016 and $0.3 million related to accretion of the discount applied to loans acquired in the Home State transaction. The increase in interest expense was due to a $0.5 million increase in subordinated debt expense, a $0.3 million increase in FHLB borrowings expense and a $0.4 million increase in interest expense on deposits. On July 18, 2016, we issued $40.0 million of unsecured fixed-to-floating rate subordinated notes, to raise the cash consideration paid to the shareholders of Home State in connection with the transaction. FHLB borrowing expense increased in the third quarter 2016, as compared to the same quarter in 2015, as a result of fixed-rate hedged borrowings, $25.0 million of which became effective in the third quarter 2015 and $25.0 million of which became effective in the first quarter 2016. Interest expense on deposits increased in the third quarter 2016, as compared to the third quarter 2015, due to higher average deposit balances, attributable to both organic growth and the Home State transaction.

As compared to the second quarter 2016, net interest income increased by $2.9 million due to a $3.5 million increase in interest income, partially offset by a $0.6 million increase in interest expense. The increase in interest income during the third quarter 2016, as compared to the second quarter 2016, was primarily due to a $165.3 million increase in average loan balances and a $37.7 million increase in average investment balances. The $0.6 million increase in interest expense in the third quarter 2016, as compared to the second quarter 2016, was mostly due to the newly issued $40.0 million of unsecured fixed-to-floating rate subordinated notes, discussed above.

During the third quarter 2016, net interest margin increased nine basis points to 3.66%, as compared to the second quarter 2016 and increased seven basis points as compared to the third quarter 2015. The increase in the net interest margin in the third quarter 2016, as compared to the second quarter 2016, was primarily the result of the $0.8 million interest income recovery and $0.3 million in discount accretion on purchased loans, outlined above.

The following table summarizes the Company’s net interest income and related spread and margin for the nine months ended September 30, 2016 and September 30, 2015:

Table 3

	Nine Months Ended
	2016	2015
	(Dollars in thousands)
Net interest income	$62,566	$57,123
Interest rate spread	3.43%	3.56%
Net interest margin	3.61%	3.70%
Net interest margin, fully tax
equivalent	3.69%	3.78%
Loan yield	4.25%	4.28%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.39%	0.26%
Average cost of deposits
(including noninterest-bearing
deposits)	0.23%	0.18%

For the nine months ended September 30, 2016, net interest income increased $5.4 million, as compared to the same period in 2015, due to an $8.2 million increase in interest income, partially offset by a $2.7 million increase in interest expense. The year-to-date increase in interest income was driven by a $274.0 million, or 16.9%, increase in average loans, as compared to the same period in 2015. The $2.7 million increase in interest expense during the first nine months of 2016, as compared to the same period in 2015, was due to a $1.2 million increase in FHLB borrowing expense, a $1.0 million increase in interest expense on deposits and a $0.6 million increase in interest expense on subordinated debt. As outlined above, the increased cost of FHLB borrowings was the result of our hedged borrowings becoming fully effective, increased borrowing levels required to fund loan growth and an increase in short-term, variable rates resulting from the December 2015 federal funds interest rate increase. The increase in interest expense on deposits in the first nine months of 2016, as compared to the same period in 2015, was the result of a five basis point increase in weighted average cost and a $185.1 million increase in average balances. The increase in interest expense on subordinated debt in the first nine months of 2016, as compared to the same period in 2015, was mostly due to the newly issued $40.0 million of unsecured fixed-to-floating rate subordinated notes, discussed above.

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

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs (1)(2)(3)
and fees (1)(2)(3)	$2,010,622	$22,295	4.41%	$1,703,218	$17,829	4.15%
Investment securities (1)
Taxable	276,227	1,741	2.51%	328,834	2,064	2.49%
Tax-exempt	130,270	971	2.97%	89,758	719	3.18%
Bank Stocks (4)	17,636	237	5.35%	18,051	249	5.47%
Other earning assets	38,012	98	1.03%	1,946	2	0.41%
Total interest-earning assets	2,472,767	25,342	4.08%	2,141,807	20,863	3.86%
Non-earning assets:
Cash and due from banks	29,266			25,594
Other assets	111,100			101,202
Total assets	$2,613,133			$2,268,603

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$506,179	$170	0.13%	$406,413	$110	0.11%
Money market	431,994	297	0.27%	367,783	217	0.23%
Savings	154,156	43	0.11%	143,553	40	0.11%
Time certificates of deposit	307,113	718	0.93%	242,080	499	0.82%
Total interest-bearing deposits	1,399,442	1,228	0.35%	1,159,829	866	0.30%
Borrowings:
Repurchase agreements	23,533	13	0.22%	22,025	11	0.20%
Federal funds purchased (5)	1	-	0.98%	14	-	0.77%
Subordinated debentures	57,844	715	4.92%	25,774	205	3.16%
Borrowings	157,058	636	1.61%	194,517	375	0.76%
Total interest-bearing liabilities	1,637,878	2,592	0.63%	1,402,159	1,457	0.41%
Noninterest bearing liabilities:
Demand deposits	707,283			637,184
Other liabilities	14,402			12,518
Total liabilities	2,359,563			2,051,861
Stockholders' Equity	253,570			216,742
Total liabilities and stockholders' equity	$2,613,133			$2,268,603

Net interest income		$22,750			$19,406
Net interest margin			3.66%			3.59%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.75% and 3.67% for the three months ended September 30, 2016 and September 30, 2015, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.4 million and $0.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock,  Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

(5) The interest expense related to federal funds purchased for the third quarter 2016 and the third quarter 2015 rounded to zero.

Table 4 (Continued)

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$1,891,756	$60,206	4.25%	$1,617,724	$51,749	4.28%
Investment securities (1)
Taxable	283,215	5,454	2.57%	339,330	6,265	2.47%
Tax-exempt	105,290	2,459	3.12%	88,425	2,133	3.23%
Bank Stocks (4)	19,560	829	5.66%	17,023	724	5.69%
Other earning assets	14,634	105	0.96%	2,085	5	0.32%
Total interest-earning assets	2,314,455	69,053	3.99%	2,064,587	60,876	3.94%
Non-earning assets:
Cash and due from banks	26,345			25,690
Other assets	102,907			102,671
Total assets	$2,443,707			$2,192,948

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$421,109	$356	0.11%	$368,334	$284	0.10%
Money market	410,815	823	0.27%	369,502	641	0.23%
Savings	152,843	127	0.11%	141,328	116	0.11%
Time certificates of deposit	288,620	1,993	0.92%	214,649	1,243	0.77%
Total interest-bearing deposits	1,273,387	3,299	0.35%	1,093,813	2,284	0.28%
Borrowings:
Repurchase agreements	21,324	31	0.19%	22,868	31	0.18%
Federal funds purchased (5)	2	-	0.98%	19	-	0.80%
Subordinated debentures	36,542	1,165	4.26%	25,774	606	3.14%
Borrowings	218,677	1,992	1.22%	184,405	832	0.60%
Total interest-bearing liabilities	1,549,932	6,487	0.56%	1,326,879	3,753	0.38%
Noninterest bearing liabilities:
Demand deposits	645,249			639,694
Other liabilities	13,189			12,885
Total liabilities	2,208,370			1,979,458
Stockholders' Equity	235,337			213,490
Total liabilities and stockholders' equity	$2,443,707			$2,192,948

Net interest income		$62,566			$57,123
Net interest margin			3.61%			3.70%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.69% and 3.78% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees of $0.5 million and $1.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock,  Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

(5) The interest expense related to federal funds purchased for the nine months ended September 30, 2016 and September 30, 2015 rounded to zero.

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

Table 5

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$4,466	$1,105	$3,361	$8,457	$(263)	$8,720
Investment Securities
Taxable	(323)	9	(332)	(811)	285	(1,096)
Tax-exempt	252	(46)	298	326	(65)	391
Bank Stocks	(12)	(6)	(6)	105	(3)	108
Other earning assets	96	7	89	100	25	75
Total interest income	4,479	1,069	3,410	8,177	(21)	8,198

Interest expense:
Deposits:
Interest-bearing demand
and NOW	60	30	30	72	29	43
Money market	80	39	41	182	106	76
Savings	3	-	3	11	1	10
Time certificates of deposit	219	73	146	750	269	481
Repurchase agreements	2	1	1	-	-	-
Federal funds purchased	-	-	-	-	-	-
Subordinated debentures	510	157	353	559	257	302
Borrowings	261	316	(55)	1,160	981	179
Total interest expense	1,135	616	519	2,734	1,643	1,091
Net interest income	$3,344	$453	$2,891	$5,443	$(1,664)	$7,107

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

In the third quarter 2016, we recorded an immaterial provision for loan losses, as compared to an immaterial provision for loan losses in the second quarter 2016 and an immaterial provision for loan losses in the third quarter 2015. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2016.

Net recoveries in the third quarter 2016 were $223,000, as compared to an immaterial level of net recoveries in the second quarter 2016 and an immaterial level of net recoveries in the third quarter 2015.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(In thousands)
Noninterest income:
Deposit service and other fees	$2,581	$2,292	$2,169	$2,259	$2,309
Investment management and trust	1,333	1,276	1,280	1,225	1,292
Increase in cash surrender value of
life insurance	490	460	448	442	447
Gain (loss) on sale of securities	(66)	(101)	45	132	-
Gain on sale of SBA loans	208	110	154	143	232
Other	159	105	82	61	119
Total noninterest income	$4,705	$4,142	$4,178	$4,262	$4,399

Third quarter 2016 noninterest income was $4.7 million, as compared to $4.1 million in the second quarter 2016 and $4.4 million in the third quarter 2015. The $0.6 million increase in noninterest income in the third quarter 2016, as compared to the second quarter 2016, was primarily due to a $0.3 million increase in deposit service and other fees, primarily generated by deposits acquired in the transaction with Home State as well as smaller increases in other categories. The $0.3 million increase in noninterest income in the third quarter 2016, as compared to the third quarter 2015, was attributable to an increase in deposit service and other fees primarily generated by deposits acquired in the transaction with Home State.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Noninterest income:
Deposit service and other fees	$7,042	$6,682
Investment management and trust	3,889	3,964
Increase in cash surrender value of life insurance	1,398	1,316
Loss on sale of securities	(122)	-
Gain on sale of SBA loans	472	681
Other	346	275
Total noninterest income	$13,025	$12,918

For the nine months ended September 30, 2016, noninterest income increased $0.1 million to $13.0 million as compared to $12.9 million for the same period in 2015.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$10,984	$8,520	$8,788	$8,643	$8,318
Occupancy expense	1,417	1,261	1,375	1,498	1,487
Furniture and equipment	750	713	818	801	740
Amortization of intangible assets	389	239	240	495	495
Other real estate owned, net	20	5	2	16	(31)
Insurance and assessment	608	597	613	603	604
Professional fees	962	906	857	700	838
Other general and administrative	3,494	2,893	3,099	2,491	2,415
Total noninterest expense	$18,624	$15,134	$15,792	$15,247	$14,866

Noninterest expense increased $3.8 million to $18.6 million in the third 2016, as compared to $14.9 million in the third quarter 2015 and increased $3.5 million as compared to the second quarter 2016.

Noninterest expense increased by $3.8 million in the third quarter 2016, as compared to the third quarter 2015, primarily due to $2.2 million in merger-related expenses incurred in the third quarter 2016, consisting of $1.4 million in salaries and employee benefit expense related to severance and retention payments and $0.8 million in other general and administrative expenses. Excluding the severance and retention expense included in salaries and employee benefits, this category of expense increased $1.3 million, consisting of $0.8 million related to the increased number of employees as a result of the transaction with Home State and a $0.5 million increase in base salaries and employee benefit expense.

Third quarter 2016 noninterest expense increased $3.5 million, as compared to the second quarter 2016, primarily as a result of a $1.9 million increase in merger-related expenses, consisting of a $1.4 million increase in salaries and employee benefit expense related to severance and retention payments and a $0.5 million increase in other general and administrative expenses. Excluding the severance and retention expense included in salaries and employee benefits, this category of expense increased $1.1 million, mostly due to expenses related to the increase in employees subsequent to the transaction with Home State.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$28,292	$24,921
Occupancy expense	4,053	4,814
Furniture and equipment	2,281	2,206
Amortization of intangible assets	868	1,486
Other real estate owned, net	27	64
Insurance and assessment	1,818	1,795
Professional fees	2,725	2,520
Impairment of long-lived assets	-	122
Other general and administrative	9,486	7,164
Total noninterest expense	$49,550	$45,092

For the nine months ended September 30, 2016, noninterest expense was $49.6 million, as compared to $45.1 million for the same period in 2015. The $4.5 million increase in noninterest expense during the first nine months of 2016, as compared to the same period in 2015, was primarily due to $3.2 million in merger-related expenses incurred during the first nine months of 2016; consisting of $1.4 million in salaries and employee benefits related to severance and retention payments and $1.8 million in other general and administrative expenses. Excluding the merger-related expenses, noninterest expense increased $1.3 million for the first nine months of 2016, as compared to the same period in 2015, due to a $2.0 million increase in salaries and employee benefits, partially offset by a $0.8 million decline in occupancy expense. The $2.0 million increase in salaries and employee benefits was due to $0.8 million related to the increased number of employees subsequent to the transaction with Home State, a $0.8 million increase in base salaries and a $0.4 million increase in the Company’s self-funded medical plan. The increase in salaries exclusive of the increase related to former Home State employees was mostly the result of new positions within our credit, wealth management and commercial lending departments. Although we added new positions within these groups, we maintained a stable level of average FTE employees during each period. The $0.8 million decrease in occupancy expense was related to a reduction in rent and depreciation expense related to the restructure of the lease for the Company’s corporate office.

Income Taxes

Income tax expense was $3.0 million for the third quarter 2016 as compared to $2.9 million for the third quarter 2015. The increase in taxes for the third quarter 2016 was primarily a result of the impact of certain non-deductible merger-related expenses. During the third quarter 2016, our effective tax rate increased to 34.6% from approximately 32.8% for the same period in 2015. The increase in the effective tax rate was mostly due to a decrease in tax-exempt income as a percentage of total taxable and tax-exempt income as well as the non-deductible nature of certain merger-related expenses.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(In thousands)
Cash and cash equivalents	$163,908	$30,446	$31,142	$26,711	$23,750
Time deposits with banks	504	-	-	-	-
Total investments	562,091	369,008	400,890	424,692	433,299
Total loans	2,412,999	1,898,543	1,830,246	1,814,536	1,726,151
Total assets	3,346,265	2,395,015	2,362,216	2,368,525	2,285,630
Earning assets	3,095,217	2,270,331	2,233,253	2,241,058	2,161,139
Deposits	2,752,112	1,847,361	1,872,717	1,801,845	1,847,329
FHLB Borrowings	122,521	261,600	205,900	280,847	151,300

At September 30, 2016, the Company had total assets of $3.3 billion, reflecting an increase of $977.7 million as compared to December 31, 2015, and an increase of $1.1 billion as compared to September 30, 2015. The increase in total assets during the first nine months of 2016 was comprised of a $598.5 million increase in loans, a $137.4 million increase in investments, a $137.2 million increase in cash and a $67.0 million increase in intangible assets related to the transaction with Home State. In addition, there were $37.6 million of combined increases in several other categories of nonearning assets. Loans acquired in the transaction with Home State during the third quarter 2016 were $445.5 million. Excluding the loans acquired from Home State, loans grew $68.9 million, or 14.4% annualized during the third quarter 2016.

As compared to September 30, 2015, the increase in total assets of $1.1 billion was primarily due to a $686.8 million increase in loans, a $128.8 million increase in investments, a $140.2 million increase in cash and a $66.5 million increase in intangible assets related to the transaction with Home State. In addition, there were $38.3 million of combined increases in several other categories of nonearning assets.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(In thousands)
Commercial and residential real estate	$1,752,113	$1,428,397	$1,307,854	$1,281,701	$1,196,209
Construction	75,603	26,497	87,753	107,170	92,473
Commercial	400,281	336,069	329,939	323,552	336,414
Consumer	81,766	66,539	66,829	66,288	63,517
Other	102,887	40,640	37,534	35,570	37,420
Total gross loans	2,412,650	1,898,142	1,829,909	1,814,281	1,726,033
Deferred costs	349	401	337	255	118
Loans, net	2,412,999	1,898,543	1,830,246	1,814,536	1,726,151
Less allowance for loan losses	(23,300)	(23,050)	(23,025)	(23,000)	(22,890)
Net loans	$2,389,699	$1,875,493	$1,807,221	$1,791,536	$1,703,261

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(In thousands)
Beginning balance	$1,898,142	$1,829,909	$1,814,281	$1,726,033	$1,668,831
New credit extended	129,064	121,753	105,843	155,745	149,502
Acquired loans of Home State Bank	445,529	-	-	-	-
Net existing credit advanced	153,390	87,524	50,482	61,165	60,784
Net pay-downs and maturities	(214,089)	(142,516)	(139,914)	(129,189)	(152,279)
Charge-offs and other	614	1,472	(783)	527	(805)
Gross loans	2,412,650	1,898,142	1,829,909	1,814,281	1,726,033
Deferred costs	349	401	337	255	118
Loans, net	$2,412,999	$1,898,543	$1,830,246	$1,814,536	$1,726,151

Net change - loans outstanding	$514,456	$68,297	$15,710	$88,385	$57,493

During the third quarter 2016, loans net of deferred costs and fees increased $514.5 million. Loans acquired in the transaction with Home State during the third quarter 2016 were $445.5 million. Excluding the loans acquired from Home State, loans grew $68.9 million during the third quarter 2016 despite $214.1 million in net pay-downs and maturities during the quarter. In addition to contractual loan principal payments and maturities, the third quarter 2016 included $37.7 million in early payoffs related to our borrowers selling their assets, $24.3 million in payoffs due to our strategic decision to not match certain financing terms offered by competitors and $27.8 million in loan pay-downs related to fluctuations in loan balances to existing customers.

As compared to September 30, 2015, loans net of unearned fees increased by $686.8 million, or 39.8%. Excluding the loans acquired from Home State, loans grew $241.3 million, or 14.0%, during the preceding 12 months. At September 30, 2016, our commercial and residential real estate portfolio included $482.8 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 50.3% at September 30, 2016, as compared to 41.2% at December 31, 2015 and 39.7% as of September 30, 2015.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 39% of capital at September 30, 2016, as compared to

47% at December 31, 2015 and 53% at September 30, 2015. For the Bank, total commercial real estate loans represented 314% of capital at September 30, 2016, as compared to 356% at December 31, 2015 and 351% at September 30, 2015. Including $445.5 million in loans acquired in the Home State transaction, the Bank’s commercial real estate loan portfolio increased by 74.3% during the preceding 36 months. Excluding loans acquired in the transaction with Home State, the balance of commercial real estate loans increased by 48.1% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to concentrations, most of our business activity is with customers in the state of Colorado. At September 30, 2016, we did not have any significant concentrations in any particular industry.

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

Loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cost recovery or cash-basis method until the loan qualifies for a return to the accrual basis method. Generally, payments received on a nonaccrual loan are applied first to the principal balance of the loan, and then to interest, and only to the extent that the remaining recorded investment in the loan is determined to be fully collectible. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current and when the likelihood of the borrower making future timely payments is reasonably assured.

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

Table 13

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
	(Dollars in thousands)

Originated nonaccrual loans and leases	$3,321	$3,797	$3,815	$3,762	$3,734
Purchased nonaccrual loans and leases	2,108	-	-	-	-
Nonperforming troubled debt
restructurings	78	9,529	9,586	10,712	10,778
Accruing loans past due 90 days or more (1)	335	-	-	-	-
Total nonperforming loans	$5,842	$13,326	$13,401	$14,474	$14,512

Other real estate owned and foreclosed
assets	637	674	674	674	1,371
Total nonperforming assets	$6,479	$14,000	$14,075	$15,148	$15,883

Total classified assets	$34,675	$25,644	$27,191	$26,428	$31,208

Nonperforming loans	$5,842	$13,326	$13,401	$14,474	$14,512
Performing troubled debt restructurings	24,353	13,065	11,402	11,679	12,131
Allocated allowance for loan losses	(575)	(489)	(281)	(293)	(277)
Net carrying amount of impaired loans	$29,620	$25,902	$24,522	$25,860	$26,366

Accruing loans past due 30-89 days (1)	$2,157	$2,386	$1,398	$2,091	$3,461

Allowance for loan losses	$23,300	$23,050	$23,025	$23,000	$22,890

Unaccreted discount	$15,721	$-	$-	$-	$-

For the Three Months Ended:

Loans charged-off	$(72)	$(57)	$(302)	$(66)	$(75)
Recoveries	295	72	311	184	101
Net recoveries	$223	$15	$9	$118	$26

Provision (credit) for loan losses	$27	$10	$16	$(8)	$14

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs (2)	0.97%	1.21%	1.26%	1.27%	1.33%
Allowance for loan losses plus unaccreted
discount to loans, net of
deferred costs (2)	1.61%	1.21%	1.26%	1.27%	1.33%
Allowance for loan losses plus unaccreted
discount to NPLs	667.94%	172.97%	171.82%	158.91%	157.73%
Annualized net charge-offs to average loans	(0.04)%	-%	-%	(0.03)%	(0.01)%
Nonperforming assets to total assets	0.19%	0.58%	0.60%	0.64%	0.69%
Nonperforming loans to loans, net
of deferred costs (2)	0.24%	0.70%	0.73%	0.80%	0.84%
Loans 30-89 days past due to loans, net
of deferred costs (2)	0.09%	0.13%	0.08%	0.12%	0.20%
Texas ratio (3)	1.77%	5.17%	5.14%	5.65%	6.09%
Classified asset ratio (4)	10.69%	10.55%	11.56%	11.66%	13.51%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Loans, net of deferred costs, exclude loans held for sale.
(3) Texas ratio defined as total NPAs divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(4) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

As of September 30, 2016, nonperforming loans decreased by $8.6 million, as compared to December 31, 2015 and decreased by $8.7 million as compared to September 30, 2015. The decrease in nonperforming loans at September 30, 2016, as compared to December 31, 2015 was primarily the result of the transfer of a $9.4 million out-of-state syndicated loan to performing status, partially offset by $2.1 million of nonperforming loans and $0.1 million of other real estate owned acquired in the Home State transaction. As of September 30, 2016, no additional funds were committed to be advanced in connection with non-performing loans.

Net recoveries of $0.2 million were recognized during the third quarter 2016 compared to immaterial net recoveries in the second quarter 2016 and third quarter 2015.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $28.5 million at September 30, 2016, as compared to $11.3 million at December 31, 2015 and $15.3 million at September 30, 2015. The increase in accruing loans adversely classified as of September 30, 2016, as compared to December 31, 2015, was primarily a result of the third quarter 2016 transfer of a $9.4 million nonaccrual loan to accruing status in addition to the acquisition of classified loans in the transaction with Home State.

At September 30, 2016, classified assets represented 10.7% of bank level capital and allowance for loan losses, as compared to 11.7% as of December 31, 2015 and 13.5% as of September 30, 2015.

In addition to adversely classified loans, we have loans that are considered to be “special mention” and “pass-watch” loans. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and considers potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of our allowance for loan losses for trends in the volume and severity of adversely classified and “pass-watch” list loans, which encompasses any loan with a classification of “pass-watch” or worse.

Other Real Estate Owned (OREO) was $0.6 million at September 30, 2016, $0.7 million at December 31, 2015 and $1.4 million at September 30, 2015. The balance of OREO at September 30, 2016 and September 30, 2015 was comprised of three separate properties, each of which was land.

As of September 30, 2016, we had $24.4 million of loans with terms that were modified in troubled debt restructurings (TDRs) with a total allocated allowance for loan loss of $0.3 million. As of December 31, 2015, we had $22.4 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.3 million. At September 30, 2016, we had $1.9 million of unfunded commitments to borrowers whose loans were classified as TDRs.

All acquired loans are initially recorded at their estimated fair value which encompasses an estimate of credit losses. The table below presents two alternative views of credit risk coverage ratios for loans, reflecting adjustments for acquired loans and the associated purchase accounting discount:

Table 14

	Loans	Allowance / Discount		Coverage Ratio
	(Dollars in thousands)
September 30, 2016 Reported Balance	$2,412,999	23,300		0.97%
Unaccreted net discount	15,721	15,721	[1]
Adjusted September 30, 2016 Balance	$2,428,720	$39,021		1.61%

1 Unaccreted net discount relates to $445.5 million of acquired loans and is assigned specifically to those loans only.  The discount represents the remaining acquisition date fair value adjustment based on market, liquidity, interest rate risk and credit risk and is being accreted into interest income over the remaining life of the respective loans. Credit deterioration on acquired loans subsequent to purchase will result in recognition of additional allowance for loan losses to the extent recorded investment exceeds net realizable value.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 15

	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$24,353	$13,065	$11,402	$11,679	$12,131
Allocated allowance for loan losses
on performing TDRs	(309)	(289)	(258)	(270)	(257)
Net investment in performing TDRs	$24,044	$12,776	$11,144	$11,409	$11,874

Nonperforming TDRs	$78	$9,529	$9,586	$10,712	$10,778
Allocated allowance for loan losses
on nonperforming TDRs	(1)	(1)	(2)	(6)	(2)
Net investment in nonperforming TDRs	$77	$9,528	$9,584	$10,706	$10,776

The following provides a rollforward of TDRs for the nine month periods ended September 30, 2016 and September 30, 2015:

Table 16

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(2,246)	(890)	(3,136)
Charge-offs, net	-	(8)	(8)
New modifications	150	-	150
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at September 30, 2015	$12,131	$10,778	$22,909

Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(1,335)	(1,126)	(2,461)
Charge-offs, net	-	-	-
New modifications	4,765	-	4,765
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	9,408	(9,408)	-
Balance at September 30, 2016	$24,353	$78	$24,431

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience and other significant factors affecting loan portfolio collectability, including credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. Purchased loans are recorded at fair value upon acquisition, which includes an adjustment related to expected credit losses; as a result no allowance is recorded on these loans upon acquisition.  Subsequent deterioration in the credit of purchased loans will result in the recognition of an allowance on these loans beyond the discount created upon acquisition.

The ratio of allowance for loan losses to total loans was 0.97% at September 30, 2016, as compared to 1.27% at December 31, 2015 and 1.33% at September 30, 2015. The ratio of allowance for loan losses plus unaccreted discount to total loans was 1.61% at September 30, 2016.

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

During the third quarter 2016, we recorded a $27,000 provision for loan losses, as compared to  an immaterial provision for loan losses in the second quarter 2016 and an immaterial provision for loan losses in the third quarter 2015. Management considered net recoveries, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2016.  For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.6 million, or 2.5%, of the $23.3 million allowance for loan losses at September 30, 2016 relates to specific reserve allocations. This compares to a specific reserve of $0.3 million, or 1.3%, of the total allowance for loan losses at December 31, 2015.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 0.94% at September 30, 2016, as compared to 1.25% at December 31, 2015 and 1.31% at September 30, 2015. The decrease in the general reserve as a percentage of loans between September 30, 2015 and September 30, 2016 was primarily due to the impact of loans acquired in the Home State transaction, which pursuant to generally accepted accounting principles, are recorded net of a fair value purchase discount upon acquisition and without an allowance for loan losses.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 17

	Nine Months Ended September 30,
	2016	2015

	(In thousands)
Balance, beginning of period	$23,000	$22,490
Loan charge-offs:
Commercial and residential real estate	(10)	(14)
Construction	(203)	(7)
Commercial	(63)	(1)
Consumer	(12)	(9)
Other	(143)	(141)
Total loan charge-offs	(431)	(172)

Loan recoveries:
Commercial and residential real estate	141	119
Construction	94	19
Commercial	169	146
Consumer	13	21
Other	261	163
Total loan recoveries	678	468
Net loan recoveries	247	296
Provision for loan losses	53	104
Balance, end of period	$23,300	$22,890

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 18

	September 30,	December 31,	Increase	Percent
	2016	2015	(Decrease)	Change
	(In thousands)
Securities available for sale:
U.S. government agencies	$5,018	$-	$5,018	100.0%
State and municipal	142,457	34,713	107,744	310.4%
Mortgage-backed - agency / residential	130,544	129,017	1,527	1.2%
Mortgage-backed - private / residential	270	274	(4)	(1.5)%
Asset-backed	2,151	-	2,151	100.0%
Trust preferred	-	17,806	(17,806)	(100.0)%
Corporate	63,422	65,291	(1,869)	(2.9)%
Collateralized loan obligations	20,487	8,330	12,157	145.9%
Total securities available for sale	$364,349	$255,431	$108,918	42.6%

Securities held to maturity:
State and municipal	62,248	54,853	7,395	13.5%
Mortgage-backed - agency / residential	101,915	74,536	27,379	36.7%
Asset-backed	17,821	19,372	(1,551)	(8.0)%
Other	1,200	-	1,200	100.0%
Total securities held to maturity	$183,184	$148,761	$34,423	23.1%

The carrying value of our available for sale investment securities at September 30, 2016 was $364.3 million as compared to the December 31, 2015 carrying value of $255.4 million. The $108.9 million increase in available for sale securities from December 31, 2015 was primarily a result of the acquisition of approximately $396.5 million in securities in the transaction with Home State and the subsequent sale of the majority of these securities prior to September 30, 2016. The Company sold the majority of Home State’s investment portfolio prior to September 30, 2016 in order to fund anticipated growth in earning assets, reduce borrowing levels and mitigate interest rate risk.

The carrying value of our held to maturity securities at September 30, 2016 was $183.2 million as compared to $148.8 million at December 31, 2015.

At September 30, 2016 and December 31, 2015, our investment securities portfolio had an average effective duration of approximately 4.7 years and 5.1 years, respectively.

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

Six municipal bond issuances were priced using significant unobservable inputs as of September 30, 2016, the largest of which is a revenue bond issued by the Colorado Health Facilities Authority with a par value of $24.1 million and repayment supported by cash flows from a local hospital. We reviewed the financials of the hospital, had discussions with hospital management and reviewed the underlying collateral of the municipal bond to determine an appropriate benchmark risk-adjusted interest rate based on bonds with similar risks. Utilizing the discounted cash flow method and an estimate of current market rates for similar bonds, management determined that the estimated fair value of this bond as of September 30, 2016 was equal to its par value.

At September 30, 2016 and December 31, 2015, we held $14.6 million and $20.5 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 18 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 19

	At September 30, 2016		At December 31, 2015
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$857,064	31.14%	$612,371	33.99%
Interest-bearing demand and NOW	802,043	29.14%	381,834	21.19%
Money market	554,447	20.15%	397,371	22.05%
Savings	160,698	5.84%	151,130	8.39%
Time	377,860	13.73%	259,139	14.38%
Total deposits	$2,752,112	100.00%	$1,801,845	100.00%

Total deposits increased $950.3 million at September 30, 2016, as compared to December 31, 2015, including $769.7 million in deposits acquired in the Home State transaction. Excluding deposits acquired in the Home State transaction, deposits increased by $180.6 million, or 13.4%, in the first nine months of 2016. Excluding the deposits acquired in the Home State transaction, non-maturing deposits increased $145.9 million during the first nine months of 2016 as a result of seasonal cash fluctuations of various commercial customers in addition to new customer relationships. Excluding time deposits acquired in the Home State transaction, time deposits increased $34.6 million in the first nine months of 2016 due in part to a $22.4 million increase in our brokered CDs and a successful in-market retail time deposit campaign. Because of the current low interest-rate environment, and because of the span of time since the last period of increasing interest rates, we are uncertain what impact, if any, rising interest rates would have on our deposit base.

Noninterest-bearing deposits as a percentage of total deposits were approximately 31.1% at September 30, 2016, as compared to 34.0% at December 31, 2015. Noninterest-bearing deposits help reduce overall funding costs; however, due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 13.7% of total deposits at September 30, 2016. The majority of the time deposit balance represented deposits of local customers, with $100.8 million representing brokered deposits, as compared to $78.4 million at December 31, 2015. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At September 30, 2016, securities sold under agreements to repurchase were $35.9 million, an increase of $9.5 million as compared to December 31, 2015, and an increase of $5.8 million as compared to September 30, 2015. Securities sold under agreements to repurchase acquired in the transaction with Home State were $20.0 million as of September 8, 2016.

Borrowings and Subordinated Debentures

At September 30, 2016, our FHLB borrowings were $122.5 million as compared to $280.8 million at December 31, 2015 and $151.3 million at September 30, 2015. At September 30, 2016, borrowings consisted of $122.5 million in term notes. At December 31, 2015, our FHLB borrowings consisted of $95.0 million in term notes and $185.8 million in line of credit advances. The total FHLB commitment, including balances outstanding, at September 30, 2016 and December 31, 2015 was $831.6 million and $454.7 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $709.2 million at September 30, 2016, which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at September 30, 2016 consisted of four fixed-rate term notes and two variable-rate term notes. A $20.0 million, fixed-rate term advance matures on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate borrowing. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. A $50.0 million, fixed-rate term advance with an interest rate of 0.63% matured on October 24, 2016. The remaining two fixed rate term notes of $695,000 and $1,740,000 have maturity dates of April 10, 2017 and August 30, 2017, respectively. The notes were acquired in the transaction with Home State and have an unamortized fair value premium of approximately $86,000 as of September 30, 2016. A $25.0 million, variable-rate term advance with a current interest rate of 0.87% matures on August 4, 2017. A $25.0 million, variable-rate term advance with a current interest rate of 1.03% matures on March 7, 2017. We expect that both $25.0 million, variable-rate term advances will be renewed annually for the next four years given their direct relationship to our five year forward starting balance sheet swaps initiated in June 2013 and February 2014. The rates on the variable-rate term notes reset quarterly. The interest rate on our FHLB line of credit borrowing is variable and was 0.53% at September 30, 2016, however no balance was outstanding our line of credit as of September 30, 2016.

At September 30, 2016 the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.0 million, comprised of $65.8 million in in debt, partially offset by $0.8 million in debt issuance costs. At December 31, 2015 the balance of the Company’s Debentures was $25.8 million. As of September 30, 2016, the Company's Debentures bore a weighted average cost of funds of 4.87%.

The Company’s Debentures were issued in three separate series. The first two issuances have maturities of 30 years from the date of issuance. These two issuances of Debentures were issued to trusts established by the Company, which in turn issued $25.0 million of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the Debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the Debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

The third issuance was executed on July 18, 2016 in anticipation of the transaction with Home State, in order to fund the cash consideration to be paid to Home State shareholders in conjunction with the transaction. The issuance was comprised of $40.0 million of 5.75% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due July 20, 2026. The Notes will initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

In April 2016, we entered into a credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association.  This line of credit is secured with the holding company’s stock in the Bank. The line of credit matures on March 17, 2017. Under the credit agreement,  we can elect a fixed or floating interest rate on each advance. As of September 30, 2016 no amounts had been borrowed on this line of credit.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.50%, Tier 1 capital to risk-weighted assets of at least 6.00%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.00% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8.00%. However, under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, which became effective in the first quarter 2015, a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, is established above the regulatory minimum capital requirement. The capital conservation buffer will be phased in between January 1, 2016 and year end 2018, becoming fully effective on January 1, 2019, however the fully phased-in capital conservation buffer is included in the table below.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2016, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 20

	Ratio at September 30, 2016	Ratio at December 31, 2015	Ratio at September 30, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.79%	10.94%	11.05%	7.00%	N/A
Guaranty Bank and Trust Company	12.74%	11.96%	11.94%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.72%	12.11%	12.23%	8.50%	N/A
Guaranty Bank and Trust Company	12.74%	11.96%	11.94%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	14.07%	13.24%	13.39%	10.50%	N/A
Guaranty Bank and Trust Company	13.61%	13.09%	13.10%	10.50%	10.00%

Leverage Ratio
Consolidated	12.40%	10.68%	10.75%	4.00%	N/A
Guaranty Bank and Trust Company	13.48%	10.55%	10.50%	4.00%	5.00%

At September 30,  2016, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. The Company’s consolidated Tier 1 risk-based capital ratio decreased relative to December 31, 2015 whereas the Company’s total risk-based capital ratios increased compared to December 31, 2015. The transaction with Home State was financed through the issuance of $40.0 million in fixed-to-floating rate subordinated notes, which qualified for treatment as Tier 2 capital and by the issuance of common stock valued at $117.5 million, which qualified as Common Equity Tier 1 capital.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of two and one-half cents per share to stockholders on a quarterly basis through November 2013. Beginning in February 2014, we increased the cash dividend to five cents per share on a quarterly basis through November 2014. Beginning in February 2015, we increased the cash dividend to ten cents per share on a quarterly basis through November 2015. In February 2016, we increased the quarterly cash dividend to 11 and one half cents per share.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (ii) we defer payment of interest on the TruPS for a period of up to 60 consecutive months. At September 30, 2016, there was no event of default under the subordinated debenture agreements and interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 21

	September 30, 2016	December 31, 2015

	(In thousands)
Commitments to extend credit:
Variable	$419,370	$307,463
Fixed	94,078	61,184
Total commitments to extend credit	$513,448	$368,647

Standby letters of credit	$10,429	$8,857

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At September 30, 2016, the Company had $163.9 million of cash and cash equivalents. Further, the Bank had $6.1 million in excess pledging related to customer accounts that required collateral and $165.0 million of unencumbered securities that were available for pledging to our FHLB line at September 30, 2016.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At September 30, 2016, the Bank had approximately $709.2 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $3.6 million of availability with the Federal Reserve discount window.

At September 30, 2016, the Bank had $115.8 million of brokered deposits, of which $15.0 million were money markets, $6.5 million will mature in the fourth quarter 2016, $13.3 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $42.1 million will mature during 2018 and $18.1 million will mature during 2019 and 2020. As of December 31, 2015, the Bank maintained $78.4 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of September 30,  2016, the holding company had approximately $11.5 million of cash on hand, which we expect will be sufficient to fund holding company operations and projected quarterly external stockholder dividends at the current rate through the remainder of 2016. In April 2016, the holding company entered into a credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At September 30, 2016, there were no funds drawn on the line of credit.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending, investing and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We have not entered into any market risk sensitive instruments for trading purposes. We manage our interest rate sensitivity by matching the repricing opportunities on our earning assets to those on our funding liabilities. In order to manage the repricing characteristics of our assets and liabilities, we use various strategies designed to ensure that our exposure to interest rate fluctuations is limited in accordance with our guidelines of acceptable levels of risk-taking. Balance sheet hedging strategies, including monitoring the terms and pricing of loans and deposits and managing the deployment of our securities, are used to reduce mismatches in interest rate repricing between our portfolio of assets and their funding sources.

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

The following table shows the projected net interest income increase or decrease over the 12 months following September 30, 2016 and September 30, 2015:

Table 22

Market Risk:

	Annualized Net Interest Income
	September 30, 2016	September 30, 2015
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$2,752	$1,331
200	3,284	1,028
100	1,691	400
Static	-	-
(100)	(1,512)	(874)
(200)	(876)	(698)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is mildly asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At September 30, 2016, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. The primary reason that the benefit to net interest income is reduced between the 200 and 300 basis point increase in market interest rates is because we assume that our $20 million FHLB convertible term advance would be called by the FHLB in the event that market interest rates increased by 300 basis points. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of September 30, 2016, our asset sensitivity had increased relative to September 30, 2015, primarily as a result of the recent transaction with Home State.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At September 30, 2016, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At September 30, 2016, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 25 and 50 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 25 to 50 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2016.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the third quarter 2016.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
July 1 to July 31	465	$17.20	-	1,000,000
August 1 to August 31	-	-	-	1,000,000
September 1 to September 30	967	17.87	-	1,000,000
	1,432	$17.65	-	1,000,000

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

3.4*	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation.

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 7, 2008).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**

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

i

Dated: November 9, 2016	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)