Form 10-K
period 2016-12-31
Guaranty Bancorp
filed 2017-02-28
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)   Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s voting common stock as of the close of business on June 30, 2016, was approximately $170.8 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant’s voting and non-voting common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2017 there were 28,398,385 shares of the registrant’s common stock outstanding, of which 498,394 shares were in the form of unvested stock awards.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

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

At December 31, 2016, we had total assets of $3.4 billion, net loans of $2.5 billion, deposits of $2.7 billion and stockholders’ equity of $352.4 million, and we operated 32 branches and two investment management firms in Colorado through our bank subsidiary, Guaranty Bank.

Guaranty Bancorp was incorporated in 2004 in the state of Delaware under the name Centennial C Corp., and in 2004 and 2005 acquired several banking institutions and other entities, including the Bank. By 2008, all of the entities acquired were either ultimately merged into either Guaranty Bancorp or the Bank or divested.

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

In 2014, Guaranty Bank purchased substantially all of the assets of Cherry Hills Investment Advisors LLC, a Greenwood Village-based firm providing investment management and financial planning services to individuals and families since 2009.

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Home State Bancorp (“Home State”), the parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Company. The transaction closed on September 8, 2016 with an aggregate transaction value of $152.5 million. With the acquisition, the Company increased its market share in Colorado northern Front Range markets and gained the ability to provide customers with additional conveniences, including an expanded branch and ATM network.

Business

The Bank provides comprehensive banking and other financial services including commercial and industrial, real estate, construction and consumer loans throughout its targeted Colorado markets to consumers and small to medium-sized businesses, including the owners and employees of those businesses. In addition to loans and depository services, the Bank also provides wealth management solutions, including trust and investment management services. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from business operations. There are no significant concentrations of loans to any one industry or borrower. The borrowers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Colorado, among other factors.

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

Construction Loans: Our construction loan portfolio is comprised of investor-developer and owner-occupied properties and single-family residential development properties. Investor-developer properties include loans for the construction of commercial buildings, which are primarily income-producing properties. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, which may additionally include achievement of stabilized occupancy, as well as the sale of the property to a  third party  or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Installment Loans to Individuals and Other Consumer Loans: This category includes miscellaneous consumer loans including overdraft protection, lines of credit and other consumer loans. Consumer loans may be unsecured or secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that we can recover on such loans.

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

Our Philosophy and Strategy

Our philosophy is to provide relationship banking; offering a broad array of personalized financial products with highly responsive and exceptional customer service. We are a community bank that serves Colorado by providing sound financial solutions to customers through experienced, engaged and empowered employees. Our vision statement expands on this by stating that we want to be recognized as a trusted financial partner where customers experience exceptional service, employees are proud to work, stockholders value their investment and our communities prosper.

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

Our Principal Markets

We operate 32 branches located throughout Colorado’s Front Range, including the Denver metropolitan area, and two investment management firms. The region includes the counties of Adams, Arapahoe, Boulder, Denver, Douglas, Jefferson, Larimer and Weld. Colorado’s Front Range has a regional economy that is a diverse mix of advanced technology, tourism, manufacturing, service firms, government, education, retail, small business, construction and agriculture.

Business Concentrations

Management does not consider any individual account or single group of related accounts material in relation to our total assets or in relation to the overall business of the Company. Approximately 74% of our loan portfolio held for investment at December 31, 2016 consisted of real estate-related loans, including construction loans, mini-perm loans, commercial owner-occupied real estate loans and jumbo mortgage loans. Geographically, our business activities are primarily focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the commercial and residential real estate markets.

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

As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination and regulation by the CDB. As a member of the Federal Reserve System, the Bank is also subject to supervision, periodic examination and regulation by the Federal Reserve Bank of Kansas City, or the Federal Reserve. In addition, the Bank is subject to certain rules and regulations of the CFPB, and PCM and CHIA are subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as amended. The deposits of the Bank are insured by the FDIC up to certain established limits.

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

In July 2007, the U.S. banking and thrift agencies reached an agreement on the implementation of the capital adequacy regulations and standards based on Basel II. In November 2007, the agencies approved final rules to implement the new risk-based capital requirements in the United States for large, internationally active banking organizations, or “core banks” - defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective as of April 1, 2008. We are not a core bank and do not apply the Basel II approach to computing risk-weighted assets.

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

The final rules also established a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its buffer level falls below the required buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2016 and December 31, 2015, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  and Note 21 —Regulatory Capital Matters in “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

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

In 2010, the Dodd-Frank Act revised certain statutes governing the FDIC’s management of the DIF. Among other things, the revisions raised the minimum fund reserve ratio from 1.15% to 1.35% and required the fund reserve ratio to reach 1.35% by September 30, 2020. In August 2016, the FDIC announced that the fund reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act. The Company had $3.4 billion in total assets as of December 31, 2016 and therefore was not subject to the quarterly surcharge. At December 31, 2016, the Bank’s total assessment rate was approximately three basis points.

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

Concentration in Commercial Real Estate Lending. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2016, the Bank’s CRE 1 Concentration level was 40 percent and the Bank’s CRE 2

Concentration level was 319 percent. The Bank’s commercial real estate loan portfolio increased by 78 percent during the prior 36 months. Excluding loans acquired in the transaction with Home State, the balance of commercial real estate loans increased by 52 percent during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2016 we have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions over the last decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001  (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and reporting certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, can have serious legal and reputational consequences for the institution.

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

During the second quarter of 2016, the U.S. financial regulators proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, including the Company and the Bank. The proposed revised rules would establish general requirements applicable to all covered entities, which would include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total average consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers”. These additional requirements would not be applicable to the Company which currently has less than $50 billion in total average consolidated assets.

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

Employees

At December 31, 2016, we employed 521 employees, including 475 full-time employees and 46 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the policies and actions of the Board of Governors of the Federal Reserve System. On December 14, 2016, the Federal Reserve raised short-term interest rates for the second time in a decade. Further, the Federal Reserve indicated that they intend to continue to raise interest rates. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. If interest rates increase, our interest rates on deposits may increase more significantly than we model in our asset-liability model causing a greater increase in interest expense than modeled. Additionally, if interest rates increase, our interest rates on loans may not increase as significantly as we model in our asset-liability model causing a smaller increase in interest income than modeled.  If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well.

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

Negative developments in the financial services industry from 2008 through 2011 resulted in uncertainty in the financial markets in general and an economic recession. As a consequence of the recession, businesses across a wide range of industries faced numerous challenges, including decreases in consumer spending, consumer confidence and credit market liquidity. While conditions have gradually improved many of these circumstances continue to represent challenges and continue to create a degree of economic uncertainty. In addition, volatile oil prices, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

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

The Bank’s total reported loans for construction, land development and other land represented 40% of capital at December 31, 2016 as compared to 47% of capital at December 31, 2015. This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. The Bank’s total reported commercial real estate loans to total capital was 319% at December 31, 2016, as compared to 356% of capital at December 31, 2015. This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans. The Bank’s commercial real estate portfolio has increased by 78% over the preceding 36 months. Excluding loans acquired in the transaction with Home State, the balance of commercial real estate loans increased by 52% over the preceding 36 months.

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

The short-term and long-term impact of the changing regulatory capital requirements and capital rules is unknown.

In 2013, the FDIC, the OCC and the Federal Reserve Board approved a new rule that substantially amends the regulatory risk-based capital rules applicable to us. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements to be considered “adequately capitalized” are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The capital conservation buffer requirement began phasing in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its buffer level falls below the required buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

As a lender, we  are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans and that the collateral securing the payment of a particular loan may be insufficient to fully compensate for the outstanding balance of the loan and the costs to dispose of the underlying collateral. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within our existing portfolio of loans. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The level of the allowance reflects management’s ongoing evaluation of specific credit risks, loan loss experience, loan portfolio quality, economic conditions, loan industry concentrations, and other potential but unidentifiable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, future trends, and general economic conditions, all of which may undergo material changes. Further, the measure of our allowance for loan losses is also dependent on the adoption of new accounting standards. On June 16, 2016, the Financial Accounting Standards Board issued the Current Expected Credit Loss (“CECL”) standard, which will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions, such as the Bank, to increase their allowance for loan losses. Moreover, the CECL model could create more volatility in the Bank’s level of allowance for loan losses.

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

In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act. The Company had $3.4 billion in total assets as of December 31, 2016 and therefore was not subject to the quarterly surcharge. At December 31, 2016, the Bank’s total assessment rate was approximately three basis points. Although the Bank's FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of investors, the Bank’s depositors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and lack of commercial soundness of other financial institutions. The businesses of many financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a  default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be sold or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition or results of operations.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation, supervision and examination. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies, examination procedures or enforcement actions, whether by the CDB, the FDIC, the Federal Reserve Board, other state or federal regulators, the U.S. Congress or the Colorado legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, compliance with these regulations and laws may increase our costs and limit our ability to pursue business opportunities.

Supervision and the regulations to which we are subject limit the activities in which we may permissibly engage along with our lending practices, capital structure, investment practices, dividend policy and growth. The purpose of supervision and regulation is primarily to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than our stockholders.

The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s and the Bank’s powers, authority and operations in substantial and unpredictable ways. Further, regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers under banking regulations, as well as under various consumer protection and civil rights laws. Regulators may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2016,  approximately 74% of the book value of our loan portfolio consisted of real estate loans, the majority of which are secured by properties located in Colorado. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As a result of decreased collateral values, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans and a corresponding material adverse effect on our business, results of operations and financial condition. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could also adversely affect our business, results of operation and financial condition.

We may be adversely affected by declining crude oil prices.

Decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels, as well as other market and economic conditions, have led to increased global oil supplies, which in turn has resulted in significant declines in oil prices. While oil prices have recently stabilized, decreased market oil prices have resulted in compressed margins for many U.S. and Colorado-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. While the Bank has very limited direct exposure to the energy industry, energy production and related industries represent a relatively significant portion of the Colorado economy and can affect us indirectly through our borrowers in other industries that depend on or benefit from energy production and related industries.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of states such as

Colorado. Accordingly, we are unable to predict when or if oil prices will rise, and a prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

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

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger than us and may have more financial resources available to them. Such competitors primarily include national, regional and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, investment advisors, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Additionally, we expect competition to intensify among financial services companies due to the merger and acquisition activity in our market area by competing, out-of-state financial institutions. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. The process of eliminating banks as intermediaries, or “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints than we do and may have lower cost structures than ours. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Failure to perform in any of these areas could significantly weaken our competitive position, adversely affect our growth and profitability, and, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends on our ability to attract and retain qualified management and loan origination, administrative, marketing and technical personnel and upon the continued contributions of customer relationships developed by our management and personnel. In particular, our success is highly dependent upon the capabilities of our senior executive management. We believe that our management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business. In addition, the scope and content of U.S. banking regulators’ policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees. To mitigate the potential impact of a loss of key personnel, the Company has a management succession plan to ensure that it has a process in place to replace any lost personnel.

Our controls and procedures may fail or be  circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics affecting large numbers of employees or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these risks could diminish our ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which in turn could materially and adversely affect our business, financial condition and results of operations.

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

Additionally, we outsource our data processing to an external vendor. If this vendor encounters difficulties or if we have difficulty in communicating with the vendor, it could significantly affect our ability to adequately process and account for customer transactions, which would in turn significantly affect our ability to conduct our business operations. Furthermore, a  breach of the vendor’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card devices such as cash advance machines and ATMs and merchant data collection points provide another source of potential loss, again through no fault of our own. Liability arising from such a security breach or fraud attack could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse effect on our results of operations, financial condition and cash flows.

We rely heavily on communications and information systems to conduct our business serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems, or the failure of those used by our suppliers and counterparties, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Moreover, any such failures, interruptions or security breaches of our information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Unauthorized disclosure of sensitive or confidential customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents may include attempts to access information, including customer and company information, capture of systems access information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are outside the protection of our security control systems. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific cyber insurance coverage, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition, results of operations and cash flows.

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

The market for acquisitions remains highly competitive and we may be unable to find acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost.

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to sell certain pieces acquired or successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our inability to find suitable acquisition candidates and failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by us, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues that we have, or may have, with regulatory agencies, including, without limitation, issues related to fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.

We may realize impairment of goodwill.

        During 2016, we recorded $56.4 million in goodwill. We evaluate this goodwill at least annually for possible impairment. If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition. See Note 8, “Goodwill and Other Intangible Assets” under Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for more information on goodwill impairment.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills, obtaining a loan or transferring funds directly without the assistance of a bank. The process of eliminating banks as intermediaries, or “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition, cash flows and results of operations.

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

As of February 17, 2017, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 42.1% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

The trading volume in our voting common stock is less than that of larger financial services companies.

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

We currently have outstanding an aggregate of $65.0 million in junior subordinated debentures. We conditionally guarantee payments of the principal and interest on the junior subordinated debentures. Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of the

Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. With respect to two of the three junior subordinated debenture issuances, the Company has the right to defer periodic distributions for up to 60 months, during which time the Company would be prohibited from paying dividends on its common stock. The Company’s ability to pay the future distributions depends upon the earnings of the Bank and the dividends from the Bank to the Company, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we had a total of 32 branch office properties, including our headquarters, 26 of which we owned and six of which we leased. In addition we have two leased offices, housing our investment management firms. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp’s and Guaranty Bank’s principal office is located at 1331 Seventeenth Street, Suite 200, Denver, Colorado 80202.

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

	Sales Prices
	High	Low	Close
Year/Quarter:
2016
Fourth quarter	$24.95	$17.00	$24.20
Third quarter	18.88	16.30	17.85
Second quarter	17.17	15.01	16.70
First quarter	16.95	13.92	15.46
2015
Fourth quarter	$17.91	$15.43	$16.54
Third quarter	17.42	12.78	16.47
Second quarter	17.53	15.22	16.51
First quarter	17.78	13.33	16.96

On February 17, 2017, the closing price of our voting common stock on Nasdaq was $24.70 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 240 record holders of our voting common stock.

Dividends

Our Board of Directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future is at the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant. On February 7, 2017 the Company’s Board of Directors declared a quarterly stock dividend of 12 and ½ cents per share, payable on February 28, 2017 to stockholders of record on February 21, 2017. During 2016 the Company paid stockholder dividends aggregating to 46 cents per share. These dividends were paid at the level of 11 and ½ cents per share, per quarter, in February, May, August and November 2016. During 2015 the Company paid stockholder dividends aggregating to 40 cents per share. These dividends were paid at the level of ten cents per share, per quarter, in February, May, August and November 2015.

Our ability to pay dividends is subject to the restrictions of the Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from the Bank for a substantial portion of our revenues. For further information on dividend restrictions affecting the Company and the Bank, refer to the discussion in the sub-sections titled “Bank Holding Company Regulations Applicable to Guaranty Bancorp-Dividends” and “Banking Regulations Applicable to Guaranty Bank-Dividends” in Item 1, Business-Supervision and Regulation, and under Note 2(w) included in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data”.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2016:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans	Guaranty Bancorp 2015 Long-Term
approved by security holders	Incentive Plan (1)	-	(2)	-	728,305	(3)(4)
____________________		-		-	728,305

(1) The Guaranty Bancorp Long-Term Incentive Plan (the “2015 Plan”) was approved by the stockholders of the Company at the Company’s 2015 Annual Meeting of Stockholders.
(2) Does not include the 513,187 voting shares of unvested stock grants outstanding as of December 31, 2016.

(3) The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the 2015 Plan is 935,000 shares. The number of shares remaining available for future issuance has been reduced by 206,695 shares, which represents the number of vested shares and the number of unvested shares of time-based and performance stock awards outstanding at December 31, 2016 under the 2015 Plan. Forfeited shares are included in the amount which may be granted in the future.

(4) All of the 728,305 shares remaining available for issuance under the 2015 Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company’s receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. On February 7, 2017, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. The repurchase program had been scheduled to expire 12 months from the date of its announcement, and as extended, the program is scheduled to expire on April 2, 2018. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of voting common stock, par value $0.001 per share. As of December 31, 2016, no shares had been repurchased under this plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our voting common stock during the fourth quarter of 2016.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
October 1 to October 31, 2016	-	$-	-	1,000,000
November 1 to November 30, 2016	165	20.27	-	1,000,000
December 1 to December 31, 2016	16,808	24.18	-	1,000,000
____________________	16,973	$24.14	-	1,000,000

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 1,000,000 shares available for repurchase under the repurchase plan originally announced on April 3, 2014, which is scheduled to expire April 2, 2018. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

Performance Graph

Our voting common stock trades on the Nasdaq under the symbol “GBNK”. The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return for the Company’s voting common stock, the Nasdaq Composite Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for GBNK voting common stock, the Nasdaq Composite Index and the Nasdaq Bank Stocks Index assumes reinvestment of dividends. The total return on the Company’s voting common stock and on each of the comparison indices is determined based on the total return on investment under the assumption that a $100 investment was made on December 31, 2011.

Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
GBNK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$100	$129	$187	$195	$229	$345
NASDAQ Composite Index . . . . . . . . . . . . . . . . .	100	117	165	189	202	220
NASDAQ Bank Index . . . . . . . . . . . .	100	135	184	206	210	266

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial and statistical information for each of the years in the five-year period ended December 31, 2016. This data should be read in conjunction with our audited consolidated financial statements and related “Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(In thousands, except share data and ratios)
Consolidated Statement of Income (Loss) Data:
Interest income	$99,853	$82,330	$75,520	$70,638	$69,565
Interest expense	9,465	5,351	6,707	7,068	9,154
Net interest income	90,388	76,979	68,813	63,570	60,411
Provision (credit) for loan losses	143	96	14	296	(2,000)
Net interest income after
provision for loan losses	90,245	76,883	68,799	63,274	62,411
Noninterest income	19,257	17,180	16,695	13,799	13,591
Noninterest expense	72,787	60,339	65,746	56,688	64,114
Income before income taxes	36,715	33,724	19,748	20,385	11,888
Income tax expense (benefit)	11,988	11,270	6,236	6,356	(3,171)
Net income	$24,727	$22,454	$13,512	$14,029	$15,059
____________________
Common Share Data:
Basic earnings per common
share (1)	$1.06	$1.07	$0.64	$0.67	$0.72
Diluted earnings per common
share (1)	$1.05	$1.06	$0.64	$0.67	$0.72
Dividends declared per common share	$0.46	$0.40	$0.20	$0.08	$-
Book value per common share (1)	$12.44	$10.21	$9.57	$8.89	$8.89
Weighted average common shares
outstanding-basic (1)	23,267,108	21,065,590	20,957,702	20,867,064	20,786,806
Weighted average common shares
outstanding-diluted (1)	23,559,947	21,272,336	21,086,543	20,951,237	20,878,251
Common shares outstanding
at end of period (1)	28,334,004	21,704,852	21,628,873	21,303,707	21,169,521
____________________
(1) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012

	(In thousands, except share data and ratios)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,111	$26,711	$32,441	$28,077	$163,217
Time deposits with banks	254	-	-	-	8,000
Total investments	590,856	424,692	449,482	442,300	458,923
Net loans (including loans held for sale)	2,495,888	1,791,536	1,518,944	1,299,419	1,133,607
Total assets	3,366,427	2,368,525	2,124,778	1,911,032	1,886,938
Deposits	2,699,084	1,801,845	1,685,324	1,528,457	1,454,756
Debt	299,097	333,098	219,582	180,058	218,442
Stockholders' equity	352,378	221,639	206,939	189,394	188,200

Selected Other Balance Sheet Data:
Average assets	2,668,035	2,226,794	2,001,552	1,863,578	1,749,115
Average earning assets	2,510,332	2,098,995	1,882,194	1,755,693	1,644,898
Average stockholders' equity	264,474	215,513	201,082	189,534	179,300

Selected Financial Ratios:
Return on average assets (a)	0.93%	1.01%	0.68%	0.75%	0.86%
Return on average equity (b)	9.35%	10.42%	6.72%	7.40%	8.40%
Net interest margin (c)	3.60%	3.67%	3.66%	3.62%	3.67%
Efficiency ratio (tax equivalent) (d)	57.46%	60.20%	65.56%	66.79%	77.05%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	0.17%	0.64%	0.70%	1.04%	1.78%
Nonperforming loans to loans, net
of deferred costs and fees	0.21%	0.80%	0.82%	1.17%	1.20%
Allowance for loan losses to total loans,
net of deferred costs and fees, held
for investment	0.92%	1.27%	1.46%	1.59%	2.17%
Allowance for loan losses plus unaccreted
discount to loans, net of deferred
costs and fees, held for investment	1.50%	1.27%	1.46%	1.59%	2.17%
Allowance for loan losses plus unaccreted
discount to nonperforming loans, held
for investment	722.93%	158.91%	178.25%	135.73%	180.67%
Net charge-offs (recoveries) to average
loans, held for investment	(0.01)%	(0.03)%	(0.10)%	0.36%	0.68%
____________________

(a)	Return on average assets is determined by dividing net income (loss) by average assets.
(b)	Return on average stockholders’ equity is determined by dividing net income (loss) by average stockholders’ equity.
(c)	Net interest margin is determined by dividing net interest income by average interest-earning assets.
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

On March 16, 2016, the Company entered into the Merger Agreement with Home State, the parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Bank. The transaction closed on September 8, 2016 and substantially all integration activities were completed on November 7, 2016.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to small to medium-sized businesses, including the owners and employees of those businesses and consumers. Our banking products and services include accepting demand and time deposits and originating real estate loans (including construction loans), commercial loans, SBA guaranteed loans and consumer loans. The Bank, PCM and CHIA also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Investment in Securities

We classify our investments in debt and equity securities as either held to maturity or available for sale. Securities classified as held to maturity are recorded at cost or amortized cost. Available for sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, discounted cash flow analysis or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair value upon the date of acquisition. Management utilizes third party valuation, such as appraisals which incorporate various valuation techniques including discounted cash flow analyses to determine the fair values of assets acquired and liabilities assumed. Any excess of purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for the periods indicated:

Table 1

				Change
	Year Ended December 31,			Favorable (Unfavorable)
	2016	2015	2014	2016 v 2015	2015 v 2014

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$99,853	$82,330	$75,520	$17,523	$6,810
Interest expense	9,465	5,351	6,707	(4,114)	1,356
Net interest income	90,388	76,979	68,813	13,409	8,166
Provision for loan losses	143	96	14	(47)	(82)
Net interest income after
provision for loan losses	90,245	76,883	68,799	13,362	8,084
Noninterest income	19,257	17,180	16,695	2,077	485
Noninterest expense	72,787	60,339	65,746	(12,448)	5,407
Income before income taxes	36,715	33,724	19,748	2,991	13,976
Income tax expense	11,988	11,270	6,236	(718)	(5,034)
Net income	$24,727	$22,454	$13,512	$2,273	$8,942

Common Share Data:
Basic earnings per common share	$1.06	$1.07	$0.64	$(0.01)	$0.43
Diluted earnings per common
share	$1.05	$1.06	$0.64	$(0.01)	$0.42
Average common shares
outstanding	23,267,108	21,065,590	20,957,702	2,201,518	107,888
Diluted average common shares
outstanding	23,559,947	21,272,336	21,086,543	2,287,611	185,793
Average equity to average assets	9.91%	9.68%	10.05%	0.23%	(0.37)%
Return on average equity	9.35%	10.42%	6.72%	(1.07)%	3.70%
Return on average assets	0.93%	1.01%	0.68%	(0.08)%	0.33%
Dividend payout ratio	42.56%	37.54%	31.01%	5.02%	6.53%

	Year Ended December 31,			Change
	2016	2015	2014	2016 v 2015	2015 v 2014
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.58%	13.24%	13.85%	0.34%	(0.61)%
Leverage ratio	9.81%	10.68%	11.10%	(0.87)%	(0.42)%
Loans(1), net of deferred fees and costs
to deposits	93.18%	100.70%	91.46%	(7.52)%	9.24%
Allowance for loan losses to loans (1),
net of deferred fees and costs	0.92%	1.27%	1.46%	(0.35)%	(0.19)%
Allowance for loan losses + unaccreted
discount to loans (1),
net of deferred fees and costs	1.50%	1.27%	1.46%	0.23%	(0.19)%
Allowance for loan losses + unaccreted
discount to nonperforming loans	722.93%	158.91%	178.25%	564.02%	(19.34)%
Classified assets to allowance
and Tier 1 capital (2)	9.79%	11.66%	11.08%	(1.87)%	0.58%
Noninterest bearing deposits to
total deposits	33.96%	33.99%	38.81%	(0.03)%	(4.82)%
Time deposits to total deposits	13.55%	14.38%	11.38%	(0.83)%	3.00%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

2016 Compared to 2015

The Company’s net income for 2016 increased by $2.3 million to $24.7 million compared to $22.5 million for the year ended December 31, 2015. Earnings per basic common share decreased to $1.06 and earnings per diluted common share decreased to $1.05 for the year ended December 31, 2016 compared to $1.07 per basic common share and $1.06 per diluted common share for the year ended December 31, 2015.

The increase in net income for 2016, compared to 2015, was due to a $13.4 million increase in net interest income and a $2.1 million increase in noninterest income, partially offset by a $12.4 million increase in noninterest expense and an increase in income taxes due to higher pretax income. The $13.4 million increase in net interest income for the year ended December 31, 2016, compared to 2015, was comprised of a $17.5 million increase in interest income, primarily due to a $411.3 million, or a 19.6% increase in average earnings assets, partially offset by a $4.1 million increase in interest expense mostly due to a $299.9 million, or 26.8% increase in average interest bearing deposits. The $2.1 million increase in noninterest income for the year ended December 31, 2016, compared to 2015, was mostly related to a $1.5 million increase in deposit services and other fees and a $0.3 million increase in investment management and trust fees. Noninterest expense increased $12.4 million for the year ended December 31, 2016, compared to the same period in 2015, mostly due to $6.3 million in merger-related expenses incurred in 2016. The $6.3 million in merger-related expenses included $1.9 million in severance, retention bonuses and related taxes and $4.4 million in other general and administrative expense, consisting of professional fees and system conversion costs. Excluding the $1.9 million in severance, retention bonuses and related taxes, described above, salaries and employee benefits expense increased $5.5 million during 2016 as compared to 2015, primarily due to the addition of 143 full-time equivalent employees, mostly due to employees added pursuant to the Home State transaction.

The Company’s total risk-based capital ratio was 13.58% at December 31, 2016 as compared to 13.24% at December 31, 2015. The increase in the Company’s total risk-based capital ratio was primarily due to an increase in capital related to the Home State transaction, in addition to growth in retained earnings.

2015 Compared to 2014

The Company’s net income for 2015 increased by $8.9 million to $22.5 million compared to $13.5 million for the year ended December 31, 2014. Earnings per basic common share increased to $1.07 and earnings per diluted common share increased to $1.06 for the year ended December 31, 2015 compared to $0.64 per basic and diluted common share for the year ended December 31, 2014.

The increase in net income in 2015, compared to 2014, was attributable to a $6.8 million increase in interest income, a $1.4 million decrease in interest expense, a $0.5 million increase in noninterest income and a $5.4 million decrease in noninterest expense. These improvements were partially offset by a $5.0 million increase in income taxes as a result of the Company’s increased pretax income. The $6.8 million increase in interest income was the result of a $236.4 million increase in average loans for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decline in interest expense during 2015, compared to the prior year, was primarily due to the prepayment of $90.0 million in Federal Home Loan Bank (“FHLB”) term advances in the fourth quarter 2014. The $0.5 million increase in noninterest income was mostly due to a $0.8 million increase in investment management and trust income for the year ended December 31, 2015 compared to the same period in 2014. The $5.4 million decrease in noninterest expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the $5.5 million penalty incurred in the fourth quarter 2014 as a result of the prepayment of $90.0 million in FHLB term advances.

The Company’s total risk-based capital ratio was 13.24% at December 31, 2015 compared to 13.85% at December 31, 2014. The decrease in the Company’s total risk-based capital ratio was primarily due to an increase in risk-weighted assets attributable to loan growth during 2015.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net interest income	$90,388	$76,979	68,813
Interest rate spread	3.42%	3.53%	3.45%
Net interest margin	3.60%	3.67%	3.66%
Net interest margin, fully tax
equivalent	3.69%	3.75%	3.74%
Loan yield	4.31%	4.24%	4.43%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.40%	0.27%	0.37%
Average cost of deposits
(including noninterest-bearing
deposits)	0.23%	0.18%	0.16%

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases, while nonaccrued interest thereon, is excluded from the computation of yield earned.

Table 3

	Year Ended December 31,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(2)(3)	$2,024,804	$87,249	4.31%	$1,655,857	$70,188	4.24%
Investment securities (1)
Taxable	300,568	7,625	2.54%	335,363	8,325	2.48%
Tax-exempt	130,242	3,683	2.83%	88,727	2,852	3.21%
Bank Stocks (4)	18,897	1,063	5.63%	16,956	959	5.66%
Other earning assets	35,821	233	0.65%	2,092	6	0.29%
Total interest-earning assets	2,510,332	99,853	3.98%	2,098,995	82,330	3.92%
Non-earning assets:
Cash and due from banks	28,896			25,461
Other assets	128,807			102,338
Total assets	$2,668,035			$2,226,794

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$514,877	$702	0.14%	$377,036	$390	0.10%
Money market	438,100	1,181	0.27%	376,061	888	0.24%
Savings	155,236	173	0.11%	143,222	158	0.11%
Time certificates of deposit	310,961	2,803	0.90%	222,990	1,771	0.79%
Total interest-bearing deposits	1,419,174	4,859	0.34%	1,119,309	3,207	0.29%
Borrowings:
Repurchase agreements	25,221	52	0.21%	24,531	45	0.18%
Federal funds purchased (5)	2	-	0.94%	15	-	0.80%
Subordinated debentures	43,691	2,005	4.59%	25,774	814	3.16%
Borrowings	188,380	2,549	1.35%	186,248	1,285	0.69%
Total interest-bearing liabilities	1,676,468	9,465	0.56%	1,355,877	5,351	0.39%
Noninterest bearing liabilities:
Demand deposits	711,678			642,015
Other liabilities	15,415			13,389
Total liabilities	2,403,561			2,011,281
Stockholders' Equity	264,474			215,513
Total liabilities and stockholders' equity	$2,668,035			$2,226,794

Net interest income		$90,388			$76,979
Net interest margin			3.60%			3.67%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.69% and 3.75% for the years ended December 31, 2016 and December 31, 2015, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(2) The loan average balances and yields include nonaccrual loans.
(3) Net loan fees of $0.7 million and $1.4 million for the years ended December 31, 2016 and December 31, 2015, respectively, are included in the yield computation.

(4) Includes Bankers’ Bank of the West stock, Federal Agricultural Mortgage Corporation (Farmer Mac) stock, Federal Reserve Bank stock,  Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

(5) The interest expense related to federal funds purchased for the years ended December 31, 2016 and December 31, 2015 rounded to zero.

The net interest margin and loan yield are impacted by volatility in accretion of acquired loan discounts. The effects of the accretion on net interest margin and loan yield are outlined in the following table for the periods indicated:

Table 4

	Year Ended December 31, 2016
	Net Interest Margin	Loan Yield
Reported	3.60%	4.31%
Less: Accelerated accretion of acquired loan discount from early payoffs	(0.03)%	(0.04)%
Subtotal	3.57%	4.27%
Less: Accretion of acquired loan discount not attributable to early payoffs	(0.02)%	(0.03)%
Excluding total accretion of loan acquisition discounts	3.55%	4.24%

Total accretion of loan acquisition discounts	(0.05)%	(0.07)%

During 2016, interest income on loans included $1.3 million related to accretion of the discount applied to loans acquired in the Home State transaction.

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

Table 5

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Net Change	Rate	Volume

Interest income:
Gross Loans, net of deferred
fees and costs	$17,061	$1,181	$15,880
Investment Securities
Taxable	(700)	188	(888)
Tax-exempt	831	(287)	1,118
Bank Stocks	104	(5)	109
Other earning assets	227	17	210
Total interest income	17,523	1,094	16,429

Interest expense:
Deposits:
Interest-bearing demand
and NOW	312	145	167
Money market	293	135	158
Savings	15	2	13
Time certificates of deposit	1,032	263	769
Repurchase agreements	7	6	1
Subordinated debentures	1,191	470	721
Borrowings	1,264	1,249	15
Total interest expense	4,114	2,270	1,844
Net interest income	$13,409	$(1,176)	$14,585

2016 Compared to 2015

For the year ended December 31, 2016, the Company’s net interest income increased by $13.4 million to $90.4 million compared to $77.0 million for the year ended December 31, 2015. This increase in net interest income during 2016 was attributable to a $14.6 million favorable volume variance partially offset by a $1.2 million unfavorable rate variance.

The favorable volume variance of $14.6 million in 2016, compared to 2015, was primarily the result of a $16.4 million favorable volume variance related to average earning assets partially offset by a $1.8 million unfavorable volume variance on average interest-bearing liabilities. The favorable volume variance in average interest-earning assets was mostly attributable to a $368.9 million increase in average loans. The unfavorable volume variance in average interest-bearing liabilities was attributable to a $299.9 million increase in average interest-bearing deposits and a $20.7 million increase in average borrowings.

The $1.2 million unfavorable rate variance in 2016, compared to 2015, was the result of an unfavorable rate variance of $2.3 million related to average interest-bearing liabilities, partially offset by a favorable rate variance of $1.1 million related to average interest earning assets. The unfavorable rate variance in average interest-bearing liabilities was primarily due to a 66 basis point increase in average yield on borrowings, a 143 basis point increase in the average yield on subordinated debentures and a  five basis point increase in yield on interest-bearing deposits. The $1.1 million favorable rate variance on interest earning assets was primarily attributable to $1.3 million in accretion of the discount on loans acquired in the Home State transaction.

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases, while nonaccrued interest thereon, is excluded from the computation of yield earned.

Table 6

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

LIABILITIES AND STOCKHOLDERS' EQUITY:
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
(3) Net loan costs and fees of $1.4 million and $1.2 million for the years ended December 31, 2015 and December 31, 2014, respectively, are included in the yield computation.
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

Table 7

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

2015 Compared to 2014

For the year ended December 31, 2015, the Company’s net interest income increased by $8.2 million to $77.0 million compared to $68.8 million for the year ended December 31, 2014. This increase in net interest income during 2015 was attributable to an $8.3 million favorable volume variance partially offset by a $0.2 million unfavorable rate variance.

The favorable volume variance of $8.3 million in 2015 compared to 2014 was primarily the result of a $9.5 million favorable volume variance related to average earning assets partially offset by a $1.2 million unfavorable volume variance on average interest-bearing liabilities. The favorable volume variance in average interest-earning assets was mostly attributable to a $236.4 million increase in average loan balances, partially offset by an $18.4 million decrease in average investments. The unfavorable volume variance in average interest-bearing liabilities was attributable to a $122.1 million increase in average interest-bearing deposits and a $28.7 million increase in average borrowings.

The $0.2 million unfavorable rate variance in 2015, compared to 2014 was the result of an unfavorable rate variance of $2.7 million related to average earning assets, partially offset by a favorable rate variance of $2.5 million related to average interest-bearing liabilities. The unfavorable rate variance in average earning assets was primarily due to a 19 basis point decline in average loan yield. The decline in loan yield was primarily due to lower rates on new and renewing loans, which had a more pronounced impact due to the 17.7% loan growth recognized during 2015, and reflected the extremely competitive interest rate environment. The unfavorable rate variance in average earning assets was partially offset by a 17 basis point decline in the average cost of funds during the year, from 0.56% in 2014 to 0.39% in 2015. This decline was mostly due to the December 2014 prepayment of $90.0 million in FHLB term advances as discussed above.

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

2016 Compared to 2015

The provision for loan losses was $0.1 million in both 2016 and 2015. The $0.1 million provision recognized in 2016 was impacted by an increase of $0.3 million in the general component of our allowance for loan losses, a $0.1 million decline in the specific component of our allowance for loan losses and by $0.1 million in net recoveries. The increase in the general component of the allowance for loan losses was primarily attributable to the growth in loans during 2016. During 2016, net recoveries were $0.1 million, compared to $0.4 million in net recoveries during 2015. The Company determined that the provision for loan losses recorded during 2016 was necessary to maintain the allowance for loan losses at an adequate level for the probable incurred losses in the loan portfolio as of December 31, 2016.

As a percentage of loans, the allowance for loan losses decreased to 0.92% at December 31, 2016, compared to 1.27% at December 31, 2015. The decrease in the allowance as a percentage of total loans during 2016 compared to the prior year was primarily the result of the acquisition of $445.5 million in loans in the Home State transaction, for which no allowance was established as of the date of acquisition in accordance with GAAP. When the unaccreted purchase discount is added to the allowance for loan losses, the combined allowance and purchase discount was 1.50% of loans held for investment as of December 31, 2016. The ratio of allowance for loan losses to nonperforming loans and purchased discount increased to 722.93% at December 31, 2016 from 158.91% at December 31, 2015, primarily as a result of a $9.4 million out-of-state loan syndication returning to performing status during the third quarter 2016.

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

As a percentage of loans, the allowance for loan losses decreased to 1.27% at December 31, 2015, as compared to 1.46% at December 31, 2014. The decrease in the allowance as a percentage of total loans during 2015 as compared to the prior year was the result of a reduction in the historical loss rate utilized to estimate current incurred losses in the loan portfolio. The ratio of allowance for loan losses to nonperforming loans decreased to 158.91% at December 31, 2015 from 178.25% at December 31, 2014, primarily as a result of a net $1.9 million increase in nonperforming loans, attributable to three loans with an aggregate principal balance of $2.7 million, which were moved to nonaccrual status during 2015.

Noninterest Income

The following table presents the major categories of noninterest income for 2016 and the preceding two years:

Table 8

	Year Ended December 31,			Change - Increase / (Decrease)
	2016	2015	2014	2016 v 2015	2015 v 2014

	(In thousands)
Noninterest income:
Deposit service and other fees	$10,447	$8,941	$9,066	$1,506	$(125)
Investment management and trust	5,452	5,189	4,380	263	809
Increase in cash surrender value of
life insurance	2,005	1,758	1,295	247	463
Gain (loss) on sale of securities	(73)	132	28	(205)	104
Gain on sale of SBA loans	873	824	798	49	26
Other	553	336	1,128	217	(792)
Total noninterest income	$19,257	$17,180	$16,695	$2,077	$485

2016 Compared to 2015

Noninterest income increased by $2.1 million in 2016 compared to 2015. The increase in noninterest income during 2016 was primarily the result of a $1.5 million increase in deposit service and other fees, a $0.3 million increase in investment management and trust income and a $0.2 million increase in bank owned life insurance (“BOLI”) earnings. The increases in deposit service and other fees and investment management and trust income were primarily a result of fees generated by deposits and assets under management (“AUM”) acquired in the Home State transaction. Total AUM at December 31, 2016  was $852.4 million, comprised of $375.1 million attributable to PCM, $192.6 million attributable to CHIA and $284.7 million attributable to our trust department. The increase in BOLI income was primarily the result of an additional $15.0 million in BOLI insurance purchased during the third quarter 2016.

2015 Compared to 2014

Noninterest income increased by $0.5 million in 2015 compared to 2014. The increase in noninterest income during 2014 was primarily the result of a $0.8 million increase in investment management and trust income and a $0.5 million increase in BOLI earnings, partially offset by a $0.8 million decline in other noninterest income. The increase in investment management and trust income during 2015, compared to 2014, was mostly due to the Company’s July 2014 acquisition of an investment management firm and the growth in AUM. Total AUM at December 31, 2015 was $698.2 million, comprised of $341.4 million attributable to PCM, $182.0 million attributable to CHIA and $174.8 million attributable to our trust department. The increase in BOLI income was primarily the result of an additional $10.0 million in BOLI insurance purchased during the fourth quarter of 2014 and an additional $5.0 million in BOLI insurance purchased during the first quarter of 2015. The decrease in other noninterest income during 2015, compared to 2014, was comprised of a $0.3 million decrease in customer interest rate swap income and a $0.3 million decrease related to non-recurring income received in 2014.

Noninterest Expense

The following table presents the major categories of noninterest expense for 2016 and the preceding two years:

Table 9

	Year Ended December 31,			Change - Increase / (Decrease)
	2016	2015	2014	2016 v 2015	2015 v 2014

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$40,946	$33,564	$32,766	$7,382	$798
Occupancy expense	5,887	6,312	6,308	(425)	4
Furniture and equipment	3,070	3,007	2,759	63	248
Amortization of intangible assets	1,557	1,981	2,506	(424)	(525)
Other real estate owned, net	31	80	367	(49)	(287)
Insurance and assessment	2,314	2,398	2,355	(84)	43
Professional fees	3,639	3,220	3,520	419	(300)
Prepayment penalty on debt extinguishment	-	-	5,459	-	(5,459)
Impairment of long-lived assets	185	122	186	63	(64)
Other general and administrative	15,158	9,655	9,520	5,503	135
Total noninterest expense	$72,787	$60,339	$65,746	$12,448	$(5,407)

2016  Compared to 2015

Noninterest expense was $72.8 million for the year ended December 31, 2016 compared to $60.3 million for the year ended December 31, 2015. The $12.4 million increase in noninterest expense was primarily due to $6.3 million in merger-related expenses incurred during 2016. These merger-related expenses consisted of $1.9 million in salaries and employee benefits related to severance and retention payments and $4.4 million in other general and administrative expense, mostly due to system conversion costs and professional fees. Excluding the merger-related expenses, noninterest expense increased $6.2 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to a $5.5 million increase in salaries and employee benefits, a $1.2 million increase in general and administrative expense and a $0.4 million increase in professional fees. These increases were partially offset by a $0.4 million decline in occupancy expense and a $0.4 million decline in amortization of intangible assets.

The $5.5 million increase in salaries and employee benefits in 2016, compared to 2015, was mostly due to a $3.5 million increase in base salaries and a $1.4 million increase in employee benefits, mostly due to the addition of 143 full-time equivalent employees since December 31, 2015. The $1.2 million increase in general and administrative expense during the year, compared to the prior year, was due to a $0.5 million increase in advertising and business development expense and smaller increases in several other categories.

Amortization expense decreased in 2016, compared to 2015, by $0.4 million as a result of an accelerated amortization schedule. Amortization expense is projected to increase by $1.1 million in 2017 compared to 2016 as presented in Note 8, Goodwill and Other Intangible Assets, to “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”, primarily as a result of the intangible assets acquired in the Home State transaction.

2015  Compared to 2014

Noninterest expense was $60.3 million for the year ended December 31, 2015 compared to $65.7 million for the year ended December 31, 2014. The $5.4 million decrease in noninterest expense was primarily due to the $5.5 million FHLB prepayment penalty incurred in 2014. Other offsetting variances in noninterest expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 included a $0.8 million increase in salaries and employee benefits expense and a $0.2 million increase in furniture and equipment expense, offset by a $0.5 million decline in amortization of intangible assets, a $0.3 million decline in OREO expense and a $0.3 million decline in professional fees expense.

Salaries and employee benefits increased during 2015, compared to 2014, primarily due to a $0.7 million increase in incentive and bonus expense, a $0.3 million increase in salaries and a $0.2 million increase in equity compensation expense, partially offset by a $0.6 million decrease in employee benefit expense. The $0.7 million increase in incentive and bonus expense was the result of continued financial performance of the Company. The $0.3 million increase in salary expense was primarily due to the creation of new positions within the Company’s wealth management, healthcare lending, equipment finance lending and compliance groups. The $0.2 million increase in equity compensation expense was the result of higher restricted stock grants in 2015 compared to 2014. The $0.6 million decline in employee benefit expense was mostly due to lower claims incurred in 2015, compared to 2014, under the Company’s self-funded medical plan. The $0.2 million increase in furniture and equipment expense was mostly due to an increase in equipment leasing and maintenance expense.

Amortization expense decreased in 2015 by $0.5 million as a result of accelerated amortization methods. OREO expense decreased to $0.1 million in 2015 compared to $0.4 million during 2014 mostly due to the reduced number of OREO properties in 2015, compared to 2014. Professional fees expense declined $0.3 million during 2015 as compared to 2014 primarily due to a decline in legal expense.

Income Taxes

2016 Compared to 2015

During the year ended December 31, 2016 income tax expense of $12.0 million was recognized compared to $11.3 million recognized in the year ending December 31, 2015.

The effective tax rate in 2016 was 32.7% compared to 33.4% in 2015. In 2016, the primary differences between the statutory rate of approximately 38.0% and the effective tax rate were tax-exempt income and state taxes. The decrease in the effective tax rate during 2016, compared to 2015 was the result of tax-exempt income in 2016 representing a slightly greater proportion of pretax income compared to 2015, due in part to the Home State transaction. The Company adopted the provisions of the accounting standards update 2016-09 Compensation-Stock Compensation in the fourth quarter of 2016 with the most significant impact being $0.5 million of excess tax benefit in restricted stock vestings directly benefiting 2016 income tax expense. For further information regarding differences between the effective tax rate and the actual tax rate, see Note 12, Income Taxes under Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”.

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

Financial Condition

At December 31, 2016, the Company had total assets of $3.4 billion, compared to $2.4 billion at December 31, 2015, representing a year-over-year increase of $997.9 million. The increase in total assets year-over-year was comprised of a $704.6 million increase in loans, a $166.2 million increase in investments and a $66.5 million increase in goodwill and intangible assets. The increase in total assets was primarily funded by an

$897.2 million increase in total deposits and a $130.7 million increase in equity. The 2016 acquisition of Home State included the acquisition of $445.5 million in loans, and $769.9 million in deposits.

The following table sets forth certain key consolidated balance sheet data:

Table 10

	December 31,
	2016	2015	2014
	(In thousands)
Cash and cash equivalents	$50,111	$26,711	$32,441
Time deposits with banks	254	-	-
Total investments	590,856	424,692	449,482
Total loans	2,519,138	1,814,536	1,541,434
Total assets	3,366,427	2,368,525	2,124,778
Earning assets	3,115,613	2,241,058	1,992,199
Deposits	2,699,084	1,801,845	1,685,324
FHLB Borrowings	197,168	280,847	160,300

Loans

The following table sets forth the amount of our loans held for investment outstanding at the dates indicated:

Table 11

	December 31,
	2016		2015		2014		2013		2012
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and
residential
real estate	$1,768,424	70.3%	$1,281,701	70.6%	$1,049,315	68.1%	$866,507	65.6%	$737,537	63.6%
Construction	88,451	3.5%	107,170	5.9%	66,634	4.3%	77,657	5.9%	72,842	6.3%
Commercial	432,083	17.2%	323,552	17.8%	324,057	21.0%	271,843	20.6%	237,199	20.4%
Consumer	125,264	5.0%	66,288	3.7%	60,155	3.9%	60,932	4.6%	63,095	5.4%
Other	100,848	4.0%	35,570	2.0%	41,652	2.7%	43,821	3.3%	49,667	4.3%
Total gross loans	2,515,070	100.0%	1,814,281	100.0%	1,541,813	100.0%	1,320,760	100.0%	1,160,340	100.0%
Less allowance for
loan losses	(23,250)		(23,000)		(22,490)		(21,005)		(25,142)
Deferred (fees)
and costs	(61)		255		(379)		(843)		(1,591)
Net loans, held
for investment	$2,491,759		$1,791,536		$1,518,944		$1,298,912		$1,133,607

For the year ended December 31, 2016, net loans held for investment increased by $700.2 million, including $445.5 million in loans acquired in the Home State transaction. The 2016 net loan growth was primarily comprised of a $486.7 million increase in commercial and residential real estate loans, a $108.5 million increase in commercial loans and a $59.0 million increase in consumer loans. The growth in loans was primarily the result of loans acquired in the Home State transaction, new customer relationships,  utilization of existing lines of credit and commitments.

At December 31, 2016, the overall loan portfolio included 33.6% owner-occupied properties, including commercial and residential real estate; 15.2% retail and industrial properties, 10.0% office properties, 9.1% other commercial real estate properties; and 4.4% multi-family properties. We continue to have capacity to extend additional credit on commercial real estate loans and closely monitor the regulatory concentration ratios relative to the regulatory guidance discussed below.

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

The Bank’s total reported loans for construction, land development and other land represented 40% of capital at December 31, 2016 compared to 47% of capital at December 31, 2015. This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. The Bank’s total reported commercial real estate loans to total capital was 319% at December 31, 2016, compared to 356% of capital at December 31, 2015. This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans; however, the amount by which the ratio exceeds the guideline consists of loans with a better quality risk rating, supported by significantly better credit metrics in comparison to the Bank’s underwriting guidelines. The Bank’s commercial real estate portfolio increased by 78 percent in the preceding 36 months. Excluding loans acquired in the Home State transaction, the Bank’s commercial real estate loans increased by 52 percent during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning and development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

With respect to geographic concentrations, most of our business activity is with customers in the state of Colorado. At December 31, 2016, we did not have any significant concentrations in any particular industry. During 2016, the Company’s energy loan portfolio decreased from $11.4 million at December 31, 2015 to $0.3 million as of December 31, 2016, primarily as a result of management’s efforts to proactively reduce our direct exposure to the energy industry.

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	December 31,
	2016	2015	2014

	(In thousands)
Beginning balance	$1,814,281	$1,541,813	$1,321,267
New credit extended	589,159	570,672	404,416
Acquisition of Home State Bank	445,529	-	-
Net existing credit advanced	433,844	263,641	241,305
Net pay-downs and maturities	(768,845)	(562,221)	(424,193)
Other	5,231	376	(982)
Gross loans	2,519,199	1,814,281	1,541,813
Deferred (fees) and costs	(61)	255	(379)
Loans, net	$2,519,138	$1,814,536	$1,541,434

Net change - loans outstanding	$704,602	$273,102	$221,010

Loan maturities

The following table shows the amounts of loans held for investment at December 31, 2016 which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Borrowers have the right to prepay their loans with or without penalty, based on their specific loan agreement provisions. Demand notes or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes deferred costs and fees and loans held for sale.

Table 13

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate

	(In thousands)
Commercial and residential
real estate	$174,532	$510,601	$1,083,291	$1,768,424	$1,031,394	$562,498
Construction	51,684	32,590	4,177	88,451	6,459	30,308
Commercial	103,784	207,352	120,947	432,083	218,248	110,051
Consumer	6,146	25,569	93,549	125,264	58,193	60,925
Other	14,999	12,583	73,266	100,848	38,934	46,915
Total gross loans	$351,145	$788,695	$1,375,230	$2,515,070	$1,353,228	$810,697

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

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 14

	December 31,
	2016	2015

	(Dollars in thousands)
Nonperforming Assets:
Originated nonaccrual loans and leases	$3,254	$3,762
Purchased nonaccrual loans and leases	1,902	-
Nonperforming troubled debt restructurings	91	10,712
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	$5,247	$14,474
Other real estate owned and foreclosed assets	569	674
Total nonperforming assets	$5,816	$15,148

Impaired Loans:
Nonperforming loans	$5,247	$14,474
Performing troubled debt restructurings	25,128	11,679
Allocated allowance for loan losses	(222)	(293)
Net carrying amount of impaired loans	$30,153	$25,860

Impaired loans with a valuation allowance	$9,067	$11,890
Impaired loans without a valuation allowance	21,308	14,263
Total impaired loans	$30,375	$26,153
Valuation allowance related to impaired loans	$222	$293
Valuation allowance as a percent of impaired loans	0.73%	1.12%

Nonperforming loans to loans, net of deferred fees and costs (1)	0.21%	0.80%
Nonperforming assets to total assets	0.17%	0.64%
Allowance for loan losses plus unaccreted discount to nonperforming loans	722.93%	158.91%
________________________
(1) Loans, net of deferred fees and costs, exclude loans held for sale.

At December 31, 2016, nonperforming assets had decreased $9.3 million to $5.8 million from $15.1 million at December 31, 2015. The $9.3 million decrease in nonperforming assets as of December 31, 2016, compared to December 31, 2015, was primarily the result of a single out-of-state syndication of $9.4 million returning to performing status in the third quarter 2016.

At December 31, 2016, nonperforming loans included approximately $0.9 million in commercial real estate loans. At December 31, 2015, nonperforming loans were primarily comprised of approximately $11.9 million in commercial real estate loans.

Our loss exposure on nonperforming loans is mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is computed based upon the related collateral value of the loans if the loan is collateral-dependent or based on the present value of expected cash flows if the loan does not qualify as collateral-dependent. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical collateral dispositions, changes in market conditions since the last valuation, and management’s expertise and knowledge of the client and the client’s business. Management reviews all real estate loan relationships in excess of $500,000 annually, or more frequently where risk categories or property conditions suggest a potentially significant decline in the property’s value. If management determines that such a decline exists, we obtain an updated appraisal. Similarly, upon the renewal, extension or refinancing of a real estate loan, we obtain an appraisal when management determines that there has been a significant decline in value. Appraisals are required in compliance with bank policy and applicable regulations. Generally speaking, appraisals are required for all new commercial real estate loans or loans secured by residential property in excess of $250,000; new business loans secured by real estate in excess of $1.0 million; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000. If an appraisal is not required, an internal evaluation is completed or other alternative re-valuation approach is used.

At December 31, 2016, approximately $2.2 million in additional funds was committed to be advanced in connection with four performing impaired loans.

Additionally, at December 31, 2016, the book value of loans modified in troubled debt restructurings was $25 million compared to $22.4 million at December 31, 2015.

OREO was $0.6 million at December 31, 2016, compared to $0.7 million at December 31, 2015. The balances at December 31, 2016 and December 31, 2015 were comprised of two separate properties, both of which were land.

The following table presents our nonperforming assets (including classified loans held for sale) at the dates indicated:

Table 15

	At December 31,
	2016	2015	2014	2013	2012

	(Dollars in thousands)
Originated nonaccrual loans and leases	$3,254	$3,762	$941	$12,371	$9,033
Purchased nonaccrual loans and leases	1,902	-	-	-	-
Nonperforming troubled debt restructurings	91	10,712	11,676	3,105	4,659
Accruing loans past due 90 days or more	-	-	-	-	224
Total nonperforming loans (NPLs)	5,247	14,474	12,617	15,476	13,916
Other real estate owned and foreclosed assets	569	674	2,175	4,493	19,580
Total nonperforming assets (NPAs)	$5,816	$15,148	$14,792	$19,969	$33,496

Performing troubled debt restructurings	$25,128	$11,679	$14,227	$6,227	$3,838

Selected ratios:
NPLs to loans, held for investment, net
of deferred costs and fees	0.21%	0.80%	0.82%	1.17%	1.20%
NPAs to total assets	0.17%	0.64%	0.70%	1.04%	1.78%

As further described below under “Allowance for Loan Losses” we categorize loans into risk categories based on relevant information obtained regarding the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. These risk categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the FDIC and the Board of Governors of the Federal Reserve System. Each internal risk classification is judgmental, but based on objective and subjective factors/criteria. As described below under “Allowance for Loan Losses”, the Company adjusts the general component of its allowance for loan losses for the trends in the volume and severity of adversely classified loans.

At December 31, 2016, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, increased to $6.2 million compared to $1.5 million at December 31, 2015; $2.5 million at December 31, 2014; $5.7 million at December 31, 2013 and $24.3 million at December 31, 2012.

All acquired loans are initially recorded at their estimated fair value which encompasses an estimate of credit losses. The table below presents two alternative views of credit risk coverage ratios for loans, reflecting adjustments for acquired loans and the associated purchase accounting discount:

Table 16

	Loans	Allowance / Discount		Allowance over Loans Ratio
	(Dollars in thousands)
December 31, 2016 Reported Balance	$2,515,009	23,250		0.92%
Unaccreted net discount	14,682	14,682	1
Adjusted December 31, 2016 Balance	$2,529,691	$37,932		1.50%

1 Unaccreted net discount relates to $445.5 million of acquired loans and is assigned specifically to those loans only. The discount represents the remaining acquisition date fair value adjustment based on market, liquidity, interest rate risk and credit risk and is being accreted into interest income over the remaining life of the respective loans. Credit deterioration on acquired loans subsequent to purchase will result in recognition of additional allowance for loan losses to the extent the recorded investment exceeds net realizable value.

The following table provides the allowance for loan losses allocated to troubled debt restructurings at the dates indicated:

Table 17

	December 31,
	2016	2015

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$25,128	$11,679
Allocated allowance for loan losses
on performing TDRs	(72)	(270)
Net investment in performing TDRs	$25,056	$11,409

Nonperforming TDRs	$91	$10,712
Allocated allowance for loan losses
on nonperforming TDRs	(2)	(6)
Net investment in nonperforming TDRs	$89	$10,706

The following table provides a rollforward of troubled debt restructurings for the years ended December 31, 2016 and December 31, 2015:

Table 18

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2015	$14,227	$11,676	$25,903
Principal repayments / advances	(3,565)	(956)	(4,521)
Charge-offs, net	-	(8)	(8)
New modifications	1,017	-	1,017
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at December 31, 2015	$11,679	$10,712	$22,391
Principal repayments / advances	(3,538)	(1,135)	(4,673)
Charge-offs, net	-	-	-
New modifications	7,765	-	7,765
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	9,386	(9,386)	-
Balance at December 31, 2016	$25,128	$91	$25,219

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

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the recorded allowance balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses. If the amount calculated exceeds the recorded allowance for loan losses, the excess would be credited to income as a credit provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 19

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(In thousands)
Balance, beginning of period	$23,000	$22,490	$21,005	$25,142	$34,661
Loan charge-offs:
Commercial and residential real estate	(14)	(14)	(21)	(5,455)	(3,504)
Construction	(203)	(7)	(2)	(325)	(1,283)
Commercial	(196)	(4)	(360)	(960)	(5,432)
Consumer	(51)	(12)	(38)	(35)	(79)
Other	(257)	(201)	(202)	(498)	(401)
Total loan charge-offs	(721)	(238)	(623)	(7,273)	(10,699)

Loan recoveries:
Commercial and residential real estate	206	258	1,385	1,558	838
Construction	134	26	349	734	2,184
Commercial	203	160	75	30	83
Consumer	14	29	27	33	51
Other	271	179	258	485	24
Total loan recoveries	828	652	2,094	2,840	3,180
Net loan recoveries (charge-offs)	107	414	1,471	(4,433)	(7,519)
Provision (credit) for loan losses	143	96	14	296	(2,000)
Balance, end of period	$23,250	$23,000	$22,490	$21,005	$25,142

Loans held for investment	$2,515,009	$1,814,536	$1,541,434	$1,319,917	$1,158,749
Average loans, held for investment	2,024,554	1,655,679	1,419,077	1,237,696	1,110,267
Nonperforming loans, held for investment	5,247	14,474	12,617	15,476	13,916

Selected ratios:
Annualized net charge-offs (recoveries) to
average loans, held for investment	(0.01)%	(0.03)%	(0.10)%	0.36%	0.68%
Provision for the allowance for
loan losses to average loans,
held for investment	0.01%	0.01%	0.00%	0.02%	(0.18)%
Allowance for loan losses to
loans, held for investment	0.92%	1.27%	1.46%	1.59%	2.17%
Allowance for loan losses plus unaccreted
discount to loans, held for investment	1.50%	1.27%	1.46%	1.59%	2.17%
Allowance for loan losses plus unaccreted
discount to nonperforming loans,
held for investment	722.93%	158.91%	178.25%	135.73%	180.67%

At December 31, 2016, the allowance for loan losses was $23.3 million, or 0.92% of total loans held for investment. This compares to an allowance for loan losses of $23.0 million, or 1.27% of total loans held for investment at December 31, 2015.

The $0.3 million increase in the allowance for loan losses during 2016 was primarily a result of the additional reserves needed on the net increase in loans of $700.5 million. The additional reserves attributed to growth in loans were partially offset by a decline in reserves tied to historical losses given the net recoveries recognized in 2016. Charge-offs are taken on loans when management determines, after review of all possible sources of repayment including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

Net charge-offs have an impact on the historical loss component of our allowance for loan losses computation. We utilize a history of net charge-offs, incurred during the current credit cycle, to calculate our historical loss rate, which is adjusted as necessary by management in consideration of various qualitative factors.

Approximately $0.2 million, or 1.0%, of the $23.3 million allowance for loan losses at December 31, 2016, relates to specific reserve allocations. This compares to a specific reserve of $0.3 million, or 1.3%, of the total allowance for loan losses at December 31, 2015. In addition to the specific reserve against impaired loans, the balance of impaired loans at December 31, 2016 and 2015 reflects a reduction of approximately $0.4 million and $0.3 million, respectively, related to previous partial charge-offs.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 0.91% at December 31, 2016 compared to 1.25% at December 31, 2015. The general component of the allowance as a percentage of loans that were not impaired was 0.9% at December 31, 2016 compared to 1.27% at December 31, 2015. The decrease in the general component as a percent of loans, net of deferred costs and fees, was due primarily to the impact of purchase accounting related to the Home State transaction.

The following table allocates the allowance for loan losses based on our judgment of inherent losses to the listed classes of loans which correspond closely to how we classify loans for internal management reporting purposes. This differs from the portfolio segment breakout of the allowance for loan losses as illustrated in Note 6, Loans, under Item 8. “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements.”

Table 20

	At December 31,
	2016		2015		2014		2013		2012
	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total

	(Dollars in thousands)
Commercial
and
residential
real estate	$11,954	51.4%	$11,824	51.4%	$11,323	50.4%	$10,214	48.6%	$12,586	50.1%
Construction	2,979	12.8%	3,236	14.1%	3,424	15.2%	3,382	16.1%	2,760	11.0%
Commercial	3,951	17.0%	3,824	16.6%	3,813	17.0%	3,757	17.9%	5,612	22.3%
Consumer	3,323	14.3%	3,073	13.4%	2,844	12.6%	2,532	12.1%	2,839	11.3%
Other	1,043	4.5%	1,043	4.5%	1,086	4.8%	1,120	5.3%	1,345	5.3%
Total	$23,250	100.0%	$23,000	100.0%	$22,490	100.0%	$21,005	100.0%	$25,142	100.0%

During 2016 and 2015, the majority of the allowance for loan losses remained allocable to real estate loans. This allocation was attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification.

Securities

We manage our investment portfolio principally to provide liquidity, to balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 21

	December 31,
	2016	2015	2014
	(In thousands)
Securities available for sale:
State and municipal	$81,608	$34,713	$49,399
Mortgage-backed - agency / residential	129,832	129,017	201,902
Mortgage-backed - private / residential	265	274	412
Asset-backed	-	-	8,708
Trust preferred	-	17,806	18,075
Corporate	86,246	65,291	64,717
Collateralized loan obligations	26,277	8,330	2,933
Total securities available for sale	$324,228	$255,431	$346,146

Securities held to maturity:
State and municipal	121,109	54,853	35,223
Mortgage-backed - agency / residential	102,648	74,536	40,531
Asset-backed	19,022	19,372	12,760
Other	1,200	-	-
Total securities held to maturity	$243,979	$148,761	$88,514

Bank stocks, at cost	$22,649	$20,500	$14,822

Securities available for sale are carried at fair value, while securities held to maturity and bank stocks are carried at historical cost.

The carrying value of our available for sale investment securities at December 31, 2016 was $324.2 million, compared to the December 31, 2015 carrying value of $255.4 million. At December 31, 2016, the effective duration of the investment securities portfolio was approximately 5.3 years compared to 5.1 years as of December 31, 2015. Purchase activity during 2016 in our available for sale portfolio included purchases of mortgage-backed securities, corporate bonds, collateralized loan obligations and municipal bonds. In addition to these purchases the Company acquired $396.5 million in securities in the Home State transaction, consisting of mortgage-backed securities and municipal bonds. Subsequent to the Home State transaction, the Company sold $106.1 million in acquired municipal bonds, $180.2 million in acquired mortgage-backed securities and $5.0 million in U.S. Treasury securities to redistribute these funds to higher yielding assets. Excluding the sales of securities acquired in the Home State transaction, the Company sold corporate bonds, trust preferred securities, mortgage-backed securities and municipal bonds during 2016. The 2016 purchases in our held to maturity investment portfolio included U.S. government sponsored agency mortgage-backed securities and rated municipal bonds. During the fourth quarter 2016, the Company reclassified, at fair value, approximately $63.4 million in available for sale municipal bonds, asset-backed securities and mortgage backed securities to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates.

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

At December 31, 2016, there were 271 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 261 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At

December 31, 2016, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At December 31, 2016 and December 31, 2015, we held $22.6 million and $20.5 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 22 below. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka,  Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

The following table shows the maturities of investment securities at December 31, 2016, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 22

	At December 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

	(Dollars in thousands)
Securities available for sale:
State and municipal	$677	1.30%	$829	1.87%	$24,350	2.11%	$55,752	5.25%
Mortgage-backed - agency / residential	-	0.00%	-	0.00%	7,738	3.15%	122,094	2.25%
Mortgage-backed - private / residential	-	0.00%	-	0.00%	-	0.00%	265	3.27%
Corporate	4,067	2.42%	19,767	2.74%	53,431	3.74%	8,981	3.24%
Collateralized loan obligations	-	0.00%	-	0.00%	18,702	2.95%	7,575	2.92%
Total securities available for sale	$4,744	2.26%	$20,596	2.70%	$104,221	3.17%	$194,667	3.18%

Securities held to maturity:
State and municipal	$190	1.74%	$7,375	2.43%	$74,206	1.95%	$39,338	2.62%
Mortgage-backed - agency / residential	-	0.00%	13,173	2.21%	60,115	2.31%	29,360	1.85%
Asset-backed	-	0.00%	-	0.00%	2,132	2.09%	16,890	2.09%
Other	150	2.33%	-	0.00%	1,050	2.19%	-	0.00%
Total securities held to maturity	$340	2.00%	$20,548	2.29%	$137,503	2.11%	$85,588	2.25%
______________________
(1) Yield is computed on a fully-tax equivalent basis for municipal bonds based on a marginal tax rate of 38.01%

Deposits

Total deposits were $2.7 billion at December 31, 2016, compared to $1.8 billion at December 31, 2015.

At December 31, 2016 and December 31, 2015, noninterest-bearing deposits constituted 34.0% of total deposits. Noninterest-bearing deposits help reduce overall deposit funding costs, but due to the extremely low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment. Interest-bearing, non-maturing deposits, including NOW, money market and savings accounts, increased by $486.3 million to $1.4 billion at December 31, 2016, as compared to $930.3 million at December 31, 2015. Time deposits as a percentage of total deposits were 13.6% at December 31, 2016 compared to 14.4% at December 31, 2015. The overall cost of time deposits increased from 0.79% in 2015 to 0.90% in 2016, mostly due to higher rates on time deposits offered to our local customer base and the purchase of $22.4 million in broker certificates of deposit at a weighted average rate of 1.05% during 2016.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 23

	At December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest-bearing:
Noninterest-bearing demand	$711,678	0.00%	$642,015	0.00%	$585,671	0.00%
Interest-bearing:
Interest-bearing demand and NOW	514,877	0.14%	377,036	0.10%	342,696	0.10%
Money market	438,100	0.27%	376,061	0.24%	344,165	0.23%
Savings	155,236	0.11%	143,222	0.11%	123,201	0.11%
Time	310,961	0.90%	222,990	0.79%	187,121	0.63%
Total interest-bearing deposits	1,419,174	0.34%	1,119,309	0.29%	997,183	0.25%
Total deposits	$2,130,852	0.23%	$1,761,324	0.18%	$1,582,854	0.16%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at the dates indicated:

Table 24

	At December 31,
	2016	2015

	(In thousands)
Due in three months or less	$37,444	$13,320
Due in three months through six months	46,267	15,431
Due in over six months through twelve months	79,612	42,822
Due in over twelve months	95,859	112,244
Total	$259,182	$183,817

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated:

Table 25

	At December 31,
	2016		2015		2014
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing demand	$711,678	33.40%	$642,015	36.45%	$585,671	37.00%
Interest-bearing demand
and NOW	514,877	24.16%	377,036	21.41%	342,696	21.66%
Money market	438,100	20.56%	376,061	21.35%	344,165	21.74%
Savings	155,236	7.29%	143,222	8.13%	123,201	7.78%
Time	310,961	14.59%	222,990	12.66%	187,121	11.82%
Total deposits	$2,130,852	100.00%	$1,761,324	100.00%	$1,582,854	100.00%

Overall, average time deposits increased by $88.0 million, or 39.5%, to $311.0 million in 2016 compared to $223.0 million in 2015. At December 31, 2016 time deposits increased by $106.6 million to $365.8 million compared to $259.1 million at December 31, 2015, primarily due to the $84.1 million in time deposits acquired in the Home State transaction.

At December 31, 2016, time deposits included approximately $94.3 million of brokered deposits. These brokered deposits have maturity dates ranging from the second quarter 2017 through the first quarter 2020. At December 31, 2015, time deposits included approximately $78.4 million in brokered deposits, with maturities ranging from 2016 to 2018. Brokered time deposits comprised 4.1% of total deposits at December 31, 2016 compared to 4.4% at December 31, 2015.

At December 31, 2016, our average noninterest-bearing deposits increased $69.7 million, or 10.9% to $711.7 million, from $642.0 million as of December 31, 2015. Our noninterest-bearing deposits grew during 2016 as a result of building existing and new customer relationships in addition to the $181.5 million in noninterest bearing demand accounts acquired in the Home State transaction.

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

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At December 31, 2016, the interest payments with respect to our two subordinated debentures were current.

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

In July 2016, the Company issued $40.0 million in fixed-floating rate subordinated debentures primarily to fund the cash consideration paid to Home State shareholders in the Home State transaction. The subordinated debentures bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021 and thereafter the interest on the subordinated debentures will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%. The subordinated debentures mature on July 20, 2026.

Although the subordinated debt is not included as a component of stockholders’ equity on the consolidated balance sheets, it is treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier 1 capital an amount of subordinated debt equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2016, $25.0 million of subordinated debt qualified as Tier 1 capital and $40.0 million of subordinated debt qualified as Tier 2 capital.

Other Borrowings

At December 31, 2016, our outstanding borrowings were $197.2 million as compared to $280.8 million at December 31, 2015.

The borrowings at December 31, 2016 consisted of $124.7 million in FHLB line of credit advances and $72.5 million in term notes with the FHLB at the Bank level. In the fourth quarter 2014, as part of a strategic decision to reduce interest expense, management prepaid certain fixed rate FHLB advances bearing an average rate of interest of 3.07% with original maturities between November 2017 and January 2018. As a result of the prepayment, the Company incurred a prepayment penalty of approximately $5.5 million.

The FHLB term borrowings at December 31, 2016 consisted of three fixed-rate term notes and two variable-rate term notes. The fixed-rate term notes that were acquired in the Home State transaction consisted of a $1.6 million note maturing on April 10, 2017 with an interest rate of 6.38% and a $1.7 million note maturing August 30, 2017 with an interest rate of 5.63%. The third fixed-rate term note is a $20.0 million note maturing on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate note. If the note is converted by the FHLB, we have the option to prepay the note without penalty. The two variable-rate term notes of $25.0 million each bore interest rates of 0.96% and 1.15% at December 31, 2016. These notes mature on March 7, 2017 and August 4, 2017 and will be renewed annually for the next four years under our five year forward starting balance sheet swaps initiated in June 2013 and March 2014.

The total FHLB commitment, including balances outstanding, December 31, 2016 and December 31, 2015 was $597.2 million and $454.7 million, respectively. The increase in the total commitment was primarily due to the additional collateral pledged to the FHLB during 2016, including loans acquired in the Home State transaction. The Bank had additional borrowing capacity with FHLB of $400.1 million at December 31, 2016, which can be utilized with term advances, line of credit advances or a combination of both.

In April 2016, we entered into a credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 17, 2017. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of December 31, 2016 no amounts had been borrowed on this line of credit.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.50%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.00% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses, and preferred stock) to risk-weighted assets of at least 8.00%. However, under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, which became effective in the first quarter 2015, a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, was established above the regulatory minimum capital requirement. The capital conservation buffer phase-in period began January 1, 2016 and will become fully effective on January 1, 2019. A fully phased-in capital conservation buffer is included in the table below.

The Bank made the one-time accumulated other comprehensive income (loss) (“AOCI”) opt-out election on its March 31, 2015 Call Report, which allowed community banks under $250 billion, in total assets, which made the one-time opt-out election, to remove the impact of certain unrealized gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

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

The following table provides the capital ratios of the Company and Bank as of the dates indicated, along with the applicable regulatory capital requirements:

Table 26

	Ratio at December 31, 2016	Ratio at December 31, 2015	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.46%	10.94%	7.00%	N/A
Guaranty Bank	12.43%	11.96%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.34%	12.11%	8.50%	N/A
Guaranty Bank	12.43%	11.96%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.58%	13.24%	10.50%	N/A
Guaranty Bank	13.26%	13.09%	10.50%	10.00%

Leverage Ratio
Consolidated	9.81%	10.68%	4.00%	N/A
Guaranty Bank	10.76%	10.55%	4.00%	5.00%

At December 31, 2016, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated Common Equity Tier 1 risk-based capital ratio, our Tier 1 risk-based capital ratio and our leverage ratio declined compared to December 31, 2015, while our consolidated total risk-based capital ratio increased during the same period. Our consolidated capital ratios were impacted by the Home State transaction in the third quarter 2016. The Home State transaction was funded through the issuance of $40.0 million in fixed-to-floating rate subordinated notes, which qualified for treatment as Tier 2 capital, and by the issuance of common stock valued at $117.5 million, which qualified as Common Equity Tier 1 capital.

Liquidity

The Bank relies on deposits as its principal source of funds, and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At December 31, 2016, the Company had $328.9 million in unencumbered securities, $50.1 million in cash and cash equivalents and $24.9 million of excess pledging related to customer accounts that required collateral. When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2016, the Bank had approximately $400.1 million of availability on its FHLB line, $50.8 million of availability on its unsecured federal funds lines with correspondent banks and $3.3 million of availability with the Federal Reserve discount window.

At December 31, 2016, the Bank had $109.3 million of brokered deposits, of which $13.3 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $42.1 million will mature during 2018, $18.2 million will mature during 2019 and 2020 and $15.0 million is non-maturing. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

The holding company relies primarily on cash flow from the Bank as its source of liquidity. The holding company requires liquidity for the payment of interest on the subordinated debentures, for operating expenses, principally salaries and benefits, for repurchases of our common stock and, if declared by our Board of Directors, for the payment of dividends to our stockholders. The Bank pays a management fee for its share of expenses paid by the holding company, as well as for services provided by the holding company. As discussed in the “Capital Resources” section above, various banking laws applicable to the Bank limit the payment of dividends by the Bank to the holding company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the Company. Under the terms of our TruPS financings, we may defer payment of interest on the subordinated debentures and related TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement.

As of December 31, 2016, the holding company had approximately $9.5 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2019.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when, and if, declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November of 2013. In February 2014, we increased the quarterly cash dividend to 5 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2014. Beginning in February 2015, we increased the quarterly cash dividend to 10 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2015. Beginning in February 2016, we increased the quarterly cash dividend to 11.5 cents per share and paid quarterly cash dividends through the fourth quarter 2016.

On February 7, 2017 the Company’s Board of Directors declared a quarterly cash dividend of 12.5 cents per share, payable on February 28, 2017 to stockholders of record on February 21, 2017.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At December 31, 2016, interest payments on our two trust preferred financings were current.

Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including general business conditions, our financial results, our future business prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant.

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

The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2016:

Table 27

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

	(In thousands)
Contractual Obligations
Subordinated debentures	$65,774	$-	$-	$-	$65,774
Federal home loan bank obligations	197,100	177,100	20,000	-	-
Operating lease obligations	9,685	1,296	2,306	2,280	3,803
Total contractual obligations	$272,559	$178,396	$22,306	$2,280	$69,577

Off Balance Sheet Commitments
Commitments to extend credit:
Variable	$436,546	$225,526	$87,005	$23,974	$100,041
Fixed	95,607	20,723	26,146	6,848	41,890
Total commitments to extend credit	532,153	246,249	113,151	30,822	141,931

Standby letters of credit	10,292	9,493	799	-	-
Total off balance sheet commitments	$542,445	$255,742	$113,950	$30,822	$141,931

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

As of December 31, 2016, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $1.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted $4.2 million in collateral as of December 31, 2016 in relation to these thresholds. If the Company had breached any of these provisions at December 31, 2016, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the projected net interest income increase or decrease over the next 12 months as of December 31, 2016 and December 31, 2015:

Table 28

Market Risk:

	Annualized Net Interest Income
	December 31, 2016	December 31, 2015
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,168	$49
200	1,827	207
100	908	(22)
Static	-	-
(100)	(4,152)	(1,531)
(200)	(4,149)	(1,304)
(300)	N/M	N/M
N/M = not meaningful

At December 31, 2016, we had moved toward a more asset sensitive balance sheet as compared to December 31, 2015 primarily due to variable rate loans acquired in the Home State transaction and a lower overnight funding position. At December 31, 2016, we are positioned to have a short-term favorable interest income impact in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We also anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. In our market risk table above, we model that interest rates on our NOW and savings accounts will increase 11 percent of any increase in market interest rates For interest-bearing demand and money market accounts, we model that interest rates would increase 65 percent of any increase in market interest rates. Additionally, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At December 31, 2016, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At December 31, 2016, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is currently very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 50 and 75 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 50 to 75 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

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

As of December 31, 2016, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

As permitted, the Company has excluded the operations of Home State Bancorp acquired during 2016, which is described in Note 3 of the consolidated financial statements, from the scope of this report.  The assets acquired in this acquisition and excluded from management's assessment on internal control over financial reporting comprised approximately 28% of total consolidated assets as of December 31, 2016.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015, included in the Annual Report on Form 10-K filed February 28, 2017, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company has excluded the operations of Home State Bancorp acquired during 2016, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guaranty Bancorp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 28, 2017

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$50,111	$26,711

Time deposits with banks	254	-

Securities available for sale, at fair value	324,228	255,431
Securities held to maturity (fair value of $239,404 and $150,122 at
December 31, 2016 and December 31, 2015)	243,979	148,761
Bank stocks, at cost	22,649	20,500
Total investments	590,856	424,692

Loans held for sale	4,129	-

Loans, held for investment, net of deferred fees and costs	2,515,009	1,814,536
Less allowance for loan losses	(23,250)	(23,000)
Net loans, held for investment	2,491,759	1,791,536

Premises and equipment, net	67,390	48,308
Other real estate owned and foreclosed assets	569	674
Goodwill	56,404	-
Other intangible assets, net	15,317	5,173
Bank-owned life insurance	65,538	48,909
Other assets	24,100	22,522
Total assets	$3,366,427	$2,368,525

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$916,632	$612,371
Interest-bearing demand and NOW	767,523	381,834
Money market	484,664	397,371
Savings	164,478	151,130
Time	365,787	259,139
Total deposits	2,699,084	1,801,845

Securities sold under agreement to repurchase and federal funds purchased	36,948	26,477
Federal Home Loan Bank line of credit borrowing	124,691	185,847
Federal Home Loan Bank term notes	72,477	95,000
Subordinated debentures, net	64,981	25,774
Interest payable and other liabilities	15,868	11,943
Total liabilities	3,014,049	2,146,886

Stockholders’ equity:
Common stock (1)	31	24
Additional paid-in capital - common stock	832,067	712,310
Accumulated deficit	(367,944)	(382,147)
Accumulated other comprehensive loss	(6,726)	(4,805)
Treasury stock, at cost, 2,361,882 and 2,287,744 shares, respectively	(105,050)	(103,743)
Total stockholders’ equity	352,378	221,639
Total liabilities and stockholders’ equity	$3,366,427	$2,368,525
____________________

(1)

Common stock—$0.001 par value; 40,000,000 shares authorized; 30,695,886 shares issued and 28,334,004 shares outstanding at December 31, 2016 (including 513,187 shares of unvested restricted stock); 30,000,000 shares authorized; 23,992,596 shares issued and 21,704,852 shares outstanding at December 31, 2015 (including 590,755 shares of unvested restricted stock).

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$87,249	$70,188	$62,819
Investment securities:
Taxable	7,625	8,325	9,178
Tax-exempt	3,683	2,852	2,708
Dividends	1,063	959	807
Federal funds sold and other	233	6	8
Total interest income	99,853	82,330	75,520
Interest expense:
Deposits	4,859	3,207	2,464
Securities sold under agreement to repurchase and
federal funds purchased	52	45	40
Borrowings	2,549	1,285	3,403
Subordinated debentures	2,005	814	800
Total interest expense	9,465	5,351	6,707
Net interest income	90,388	76,979	68,813
Provision for loan losses	143	96	14
Net interest income, after provision for loan losses	90,245	76,883	68,799
Noninterest income:
Deposit service and other fees	10,447	8,941	9,066
Investment management and trust	5,452	5,189	4,380
Increase in cash surrender value of life insurance	2,005	1,758	1,295
Gain (loss) on sale of securities	(73)	132	28
Gain on sale of SBA loans	873	824	798
Other	553	336	1,128
Total noninterest income	19,257	17,180	16,695
Noninterest expense:
Salaries and employee benefits	40,946	33,564	32,766
Occupancy expense	5,887	6,312	6,308
Furniture and equipment	3,070	3,007	2,759
Amortization of intangible assets	1,557	1,981	2,506
Other real estate owned, net	31	80	367
Insurance and assessments	2,314	2,398	2,355
Professional fees	3,639	3,220	3,520
Prepayment penalty on debt extinguishment	-	-	5,459
Impairment of long-lived assets	185	122	186
Other general and administrative	15,158	9,655	9,520
Total noninterest expense	72,787	60,339	65,746
Income before income taxes	36,715	33,724	19,748
Income tax expense	11,988	11,270	6,236
Net income	$24,727	$22,454	$13,512

Earnings per common share–basic:	$1.06	$1.07	$0.64
Earnings per common share–diluted:	1.05	1.06	0.64
Dividends declared per common share:	0.46	0.40	0.20

Weighted average common shares outstanding-basic:	23,267,108	21,065,590	20,957,702
Weighted average common shares outstanding-diluted:	23,559,947	21,272,336	21,086,543

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014

Net income	$24,727	$22,454	$13,512
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(4,304)	(1,971)	11,213
Income tax effect	1,636	750	(4,262)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	504	427	205
Income tax effect	(192)	(162)	(78)
Reclassification adjustment for net losses (gains) included
in net income during the period	73	(132)	(28)
Income tax effect	(28)	50	11
Change in fair value of derivatives during the period	(296)	(1,250)	(1,991)
Income tax effect	113	475	757
Reclassification adjustment of losses on derivatives
during the period	925	218	-
Income tax effect	(352)	(83)	-
Other comprehensive income (loss)	(1,921)	(1,678)	5,827
Total comprehensive income	$22,806	$20,776	$19,339

See “Notes to Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2014	21,303,707	$706,514	$(102,672)	$(405,494)	$(8,954)	$189,394
Net income	-	-	-	13,512	-	13,512
Other comprehensive income	-	-	-	-	5,827	5,827
Stock compensation awards, net of forfeitures	357,742	-	-	-	-	-
Stock based compensation, net	-	2,454	-	-	-	2,454
Tax effect of restricted stock vestings		397	-	-	-	397
Repurchase of common stock	(32,576)	-	(455)	-	-	(455)
Dividends paid	-	-	-	(4,190)	-	(4,190)
Balance, December 31, 2014	21,628,873	709,365	(103,127)	(396,172)	(3,127)	206,939

Net income	-	-	-	22,454	-	22,454
Other comprehensive loss	-	-	-	-	(1,678)	(1,678)
Stock compensation awards, net of forfeitures	115,690	-	-	-	-	-
Stock based compensation, net	-	2,739	-	-	-	2,739
Tax effect of restricted stock vestings	-	230	-	-	-	230
Repurchase of common stock	(39,711)	-	(616)	-	-	(616)
Dividends paid	-	-	-	(8,429)	-	(8,429)
Balance, December 31, 2015	21,704,852	712,334	(103,743)	(382,147)	(4,805)	221,639

Net income	-	-	-	24,727	-	24,727
Other comprehensive loss	-	-	-	-	(1,921)	(1,921)
Issuance of common stock for acquisition of Home
State Bancorp net of issuance costs	6,533,756	116,643	-	-	-	116,643
Stock compensation awards, net of forfeitures	169,534	-	-	-	-	-
Stock based compensation, net	-	3,121	-	-	-	3,121
Repurchase of common stock	(74,138)	-	(1,307)	-	-	(1,307)
Dividends paid	-	-	-	(10,524)	-	(10,524)
Balance, December 31, 2016	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$24,727	$22,454	$13,512
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	4,270	4,728	5,069
Net amortization on investment and loan portfolios	872	530	1,691
Provision for loan losses	143	96	14
Impairment of long-lived assets	185	122	186
Stock compensation, net	3,121	2,739	2,454
Dividends on bank stocks	(521)	(504)	(385)
Increase in cash surrender value of life insurance	(1,629)	(1,453)	(1,046)
Gain on sale of securities and SBA loans	(800)	(956)	(826)
Landlord cash allowance	-	934	37
Prepayment penalty on debt extinguishment	-	-	5,459
Loss on the sale of other assets	345	18	7
Origination of SBA loans with intent to sell	(12,990)	(6,538)	(3,078)
Proceeds from the sale of SBA loans originated with intent to sell	10,587	8,038	4,333
Loss, net, and valuation adjustments on real estate owned	105	42	210
Net change in:
Interest receivable and other assets	(282)	(969)	(3,650)
Net deferred income tax assets	(360)	4,105	2,120
Interest payable and other liabilities	977	47	1,765
Net cash from operating activities	28,750	33,433	27,872
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	411,461	61,276	67,604
Purchases	(152,650)	(22,561)	(36,985)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	29,599	19,047	17,824
Purchases	(60,639)	(35,320)	(27,979)
Loan originations and purchases, net of principal collections	(251,787)	(274,313)	(224,347)
Redemption of time deposits with banks	250	-	-
Purchase of bank-owned life insurance contracts	(15,000)	(5,000)	(10,000)
Proceeds from sale of other assets	2,204	1,293	-
Proceeds from sales of other real estate owned and foreclosed assets	45	1,427	2,240
Proceeds from sale of SBA loans transferred to held for sale	229	589	4,661
Additions to premises and equipment	(1,464)	(5,136)	(427)
Cash paid in acquisition, net of cash received	(23,915)	(1,457)	(2,386)
Net cash from investing activities	(61,667)	(260,155)	(209,795)
Cash flows from financing activities:
Net change in deposits	127,561	116,521	156,867
Repayment of Federal Home Loan Bank term notes	(50,026)	-	(95,459)
Net change in borrowings on Federal Home Loan Bank line of credit	(63,208)	45,547	120,300
Proceeds from Federal Home Loan Bank term advances	25,000	75,000	-
Proceeds from issuance of subordinated debt, net of issuance costs	39,170	-	-
Cash dividends on common stock	(10,524)	(8,429)	(4,190)
Net change in repurchase agreements and federal funds purchased	(9,515)	(7,031)	9,224
Repurchase of common stock	(1,307)	(616)	(455)
Payment of stock issuance costs related to acquisition	(834)	-	-
Net cash from financing activities	56,317	220,992	186,287
Net change in cash and cash equivalents	23,400	(5,730)	4,364
Cash and cash equivalents, beginning of year	26,711	32,441	28,077
Cash and cash equivalents, end of year	$50,111	$26,711	$32,441

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$8,312	$5,484	$6,932
Income taxes paid	12,653	7,262	5,301
Supplemental disclosure of noncash activities:
Common stock issued in acquisition	117,477	-	-
Loans transferred to other real estate owned and foreclosed assets	-	-	132
Loans transferred to loans held for sale	-	-	4,269
Reclassification of available for sale securities into held to maturity	63,432	49,084	41,629
See Footnote 3 for breakout of acquisition purchase price

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

(2)Summary of Significant Accounting Policies

(a)Nature of Operations and Principles of Consolidation

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including accepting time and demand deposits and originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank together with its wholly owned subsidiaries, Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. On September 8, 2016, the Company completed the acquisition of Home State Bancorp (“Home State”), based in Loveland, Colorado, in exchange for a combination of Company stock and cash. The transaction enhanced the Company’s balance sheet liquidity and supports the Company’s objective of serving the banking needs of northern Colorado business and consumer customers.

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

(d)Cash Flows

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)Time Deposits with Banks

The Company may invest in short term, fully insured time deposits with other banks.

(f)Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized according to the effective interest method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment to earnings.

The investments in bank stocks are reviewed by management quarterly for potential OTTI. This quarterly review considers the credit quality of the institution, the institution’s ability to repurchase shares and the Company’s carrying value in the shares relative to book value. Based on these reviews, management concluded that there was no impairment during 2016, 2015 and 2014.

(g)Loans and Loan Commitments

The Company extends commercial, real estate and consumer loans to customers. A substantial portion of the loan portfolio consists of commercial and real estate loans throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their contracts is generally dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

Purchased loans for which there was no evidence of credit deterioration upon acquisition and for which collection of all contractually required payments upon acquisition was considered probable are referred to collectively as non-purchased credit impaired loans, or “Non-PCI” loans. Purchased loans for which there was at the acquisition date evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable were designated as and referred to as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. As of December 31, 2016 $1,902,000 in PCI loans remained in the Company’s loan portfolio.

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

Interest income is accrued on the unpaid principal balance of the Company’s loans. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

using the effective interest method without anticipating prepayments. Purchase discount or premium on acquired, Non-PCI loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method, or taken into income when the related loans are paid off or sold. With respect to PCI loans, the “accretable yield”, calculated as the excess of undiscounted expected cash flows over the present value of expected cash flows, is accreted into income over the term of the loan assuming the amount and timing of cash flows are reasonably estimable.

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

(h)Allowance for Loan Losses and Allowance for Unfunded Commitments

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The general component of the allowance covers all other loans not specifically identified as impaired and is determined by calculating losses recognized by portfolio segment during the current credit cycle and adjusted based on management’s evaluation of various qualitative factors. In performing this calculation, loans are aggregated into one of three portfolio segments: Real Estate, Consumer and Commercial & Other. An assessment of risks impacting loans in each of these portfolio segments is performed, and qualitative adjustment factors, which will adjust the historical loss rate, are estimated. These qualitative adjustment factors consider current conditions relative to conditions present throughout the current credit cycle in the following areas: credit quality, loan class concentration levels, economic conditions, loan growth dynamics and organizational conditions. The historical loss experience is adjusted for management’s estimate of the impact of these factors based on the risks present for each portfolio segment.

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

(i)Loans Held for Sale

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

(j)	Transfers of Financial Assets

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

(k)Other Real Estate Owned and Foreclosed Assets

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

(l)Premises and Equipment

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(m)Bank Stocks

The Bank is a member of the Federal Home Loan Bank (FHLB) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank also owns Federal Reserve Bank (FRB) stock, Bankers’ Bank of the West (BBW) stock and Pacific Coast Bankers’ Bank (PCBB) stock. FHLB, FRB, BBW and PCBB stock is carried at cost, classified as a restricted security, and periodically reviewed for impairment based on the likelihood of ultimate recovery of par value. Both cash and stock dividends are reported as income.

(n)Goodwill and Other Intangible Assets

Goodwill was recorded in the Home State transaction and represents the excess of the purchase price over the fair value of acquired tangible assets, identifiable intangible assets and liabilities. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be 10 years. The Company has recognized three customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012, CHIA on July 16, 2014 and Home State on September 8, 2016.

(o)Impairment of Long-Lived Assets

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, and are no longer depreciated. During 2016, the Company recognized an $185,000 impairment charge on a long-lived asset; the asset was designated as held for sale and included in “other assets” in the December 31, 2016 consolidated balance sheet. During 2015 the Company recognized $122,000 in impairment charges on the sale of a former branch facility. An impairment charge of $186,000 on the same former branch facility was recognized in 2014.

(p)Derivative Instruments

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(q)Stock Incentive Plan

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

As of December 31, 2016, the Company had granted stock awards under both the Incentive Plan and the 2015 plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 14, 2019. At December 31, 2016, certain performance stock awards were expected to vest prior to their expiration. Should expectations of future financial performance change, expense to be recognized in future periods could be impacted.

(r)Stock Repurchase Plan

On February 7, 2017, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. Due to previous extensions the program was scheduled to expire on April 2, 2017, however, this most recent extension extends the expiration date of the repurchase program through April 2, 2018. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program.

(s)Bank-Owned Life Insurance

The Bank has life insurance policies on certain key executives and former key executives. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date,  which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(t)Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At December 31, 2016 and December 31, 2015, the Company had a net deferred tax asset of $4,846,000 and  $7,912,000, respectively, which includes the deferred tax asset associated with the net unrealized gain (loss) on securities. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of December 31, 2016 it was more likely than not that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of December 31, 2016 or December 31, 2015.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2013 and is no longer subject to examination by the State of Colorado for years before 2012. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2016 and December 31, 2015, the Company did not have any amounts accrued for interest or penalties.

(u)Segments of an Enterprise and Related Information

The Company operates as a single segment. The operating information used by the Company’s Chief Executive Officer for purposes of assessing performance and making operating decisions impacting the Company is the consolidated financial data presented in this report. For the years ended 2016 and 2015, the Company had one active operating subsidiary, Guaranty Bank and Trust Company. The Company has determined that banking is its one reportable business segment.

(v)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Year Ended December 31,
	2016	2015	2014

Average common shares outstanding	23,267,108	21,065,590	20,957,702
Effect of dilutive unvested stock grants (1)	292,839	206,746	128,841
Average shares outstanding for calculated
diluted earnings per common share	23,559,947	21,272,336	21,086,543
_____________

(1) Unvested stock grants representing 513,187 shares at December 31, 2016 had a dilutive impact of 292,839 shares in the diluted earnings per share calculation.  Unvested stock grants representing 590,755 shares at December 31, 2015 had a dilutive impact of 206,746 shares in the diluted earnings per share calculation. Unvested stock grants representing 620,075 shares at December 31, 2014 had a dilutive impact of 128,841 shares in the diluted earnings per share calculation.

(w)Dividend Restrictions

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

On February 7, 2017 the Company announced that its Board of Directors declared a quarterly cash dividend of 12.5 cents per share, payable on February 28, 2017 to stockholders of record on February 21, 2017.

(x)Fair Values of Financial Instruments

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

(y)Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of a loss is probable and an amount or range of loss can be reasonably estimated. Loss contingencies are more fully disclosed in Note 15 “Legal Contingencies”.

(z)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update 2015-03 modifying the presentation of debt issuance costs. The update requires that debt issuance costs be presented as a direct reduction of debt balances on the balance sheet. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2015.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of this update the Company has presented debt issuance costs as a reduction of the related debt balance on the Company’s balance sheet.

In September 2015, the FASB issued accounting standards update 2015-16 Simplifying the Accounting for Measurement-Period Adjustments. The update requires acquirers to adjust provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, rather than retrospectively adjusting previously reported information. Additional disclosure of the impact of measurement period adjustments on current year earnings will also be required. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2015. This update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact stockholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative excess tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016, however early adoption was permitted beginning in 2016. The Company adopted the provisions of the update in the fourth quarter of 2016 with the most significant impact being $528,000 of excess tax benefit in restricted stock vestings directly benefiting 2016 income tax expense.

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

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at December 31, 2016, we anticipate total assets and total liabilities will increase between $8,200,000 and $9,800,000 as the result of additional leases being recognized on our balance sheet.  Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee that is assessing our data and system needs. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

In January 2017, the FASB issued accounting standards update 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value amongst existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess if any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers the amendments of the update will become effective in fiscal years beginning after December 15, 2020.

(z)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)Business Combination

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Home State, parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Company. The transaction closed on September 8, 2016 with an aggregate transaction value of $152,478,000. The Merger Agreement provided that, subject to certain conditions, Home State shareholders would receive 6,533,756 shares of Company voting common stock valued at $117,477,000 based on the Company’s closing stock price on September 8, 2016 of $17.98, in addition to $35,001,000 in cash.

The transaction enhances the Company’s balance sheet liquidity and supported the Company’s objective of serving the banking needs of northern Colorado business and consumer customers.

Home State’s results of operations have been included in the Company’s results of operations beginning September 9, 2016; however, it is impractical to provide separate information on Home State’s revenues and income subsequent to September 8, 2016 due to changes in the consolidated balance sheet. Pre-tax merger expenses of $6,259,000 were included in the Company’s results of operations for the year ended December 31, 2016. The pre-tax merger expenses incurred during 2016 consisted of $1,915,000 in salaries and employee benefits expense and $4,344,000 in other general and administrative expense. In addition to merger-related costs recognized as expense, the Company incurred debt-issuance and stock-issuance costs of $830,000 and $834,000, respectively, during the year ended December 31, 2016. Debt-issuance costs were recorded as a reduction to subordinated debentures and stock-issuance costs were recorded as a reduction to additional paid in capital on the Company’s balance sheet.

Goodwill of $56,404,000 was recognized in the transaction and represents expected synergies and cost savings resulting from combining the operations of Home State with those of the Company. Due to the tax-free structure of the transaction, the recognized goodwill was not deductible for tax purposes. The fair values of assets acquired and liabilities assumed at acquisition were subjected to limited measurement period adjustments in the fourth quarter 2016 as a result of receipt of final valuations, with the net impact of these changes offset by a $256,000 increase in goodwill.  These adjustments included changes in the acquired fair value of investments, premises and equipment, other assets and liabilities, and the related impact to deferred income taxes. Impacts to income and expense recognized in the fourth quarter 2016 related to adjustments to the fair value of acquired assets and liabilities were not material.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the September 8, 2016 transaction with Home State, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2016:

Assets acquired:
(In thousands)
Cash and cash equivalents	$11,849
Time deposits with banks	504
Securities available-for-sale	396,450
Securities held-to-maturity	850
Bank stocks	1,477
Net Loans	445,529
Premises and equipment, net	22,950
Other real estate owned	45
Goodwill	56,404
Other intangible assets, net	11,701
Other assets	8,118
Total assets acquired	955,877

Liabilities assumed:
Deposits	769,709
Securities sold under agreement to repurchase and federal funds purchased	19,985
Federal Home Loan Bank term notes	2,525
Federal Home Loan Bank line of credit borrowing	2,052
Other liabilities	9,128
Total liabilities assumed	803,399
Net Assets Acquired	$152,478

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of net assets acquired includes fair value adjustments to certain loans that were considered impaired as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Acquired loans that evidence credit deterioration since origination, for which the acquirer does not expect to collect all contractual cash flows are designated as PCI upon acquisition. The gross contractual amount of loans identified as PCI as of the acquisition date totaled $2,834,000, contractual cash flows not expected to be collected as of acquisition date on these PCI loans totaled $531,000, representing 18.7% of their contractual balance. Additionally, PCI loans had an interest rate fair value adjustment of $195,000 bringing the net fair value to $2,108,000 as of September 8, 2016. Cash flows on PCI loans cannot be reliably estimated and as a result these loans have been designated as nonaccrual. Loans that were not designated PCI at acquisition had a fair value of $443,421,000 and a contractual balance of $458,014,000 as of September 8, 2016. The credit component of the fair value adjustment on non-PCI loans as of acquisition totaled $8,358,000, representing 1.8% of their contractual balances. No allowance for loan losses related to acquired loans was brought over as a result of the Home State transaction.

The composition of Home State’s portfolio as of September 8, 2016 is detailed in the table below:

September 8,
2016
(In thousands)
Commercial and residential real estate	$294,069
Construction	39,947
Commercial	45,996
Agricultural	7,906
Consumer	16,460
SBA	25,227
Other	15,924
Total gross loans	445,529

The following tables present unaudited pro-forma financial information as if the transaction occurred as of January 1, 2015. The unaudited pro-forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction and the related tax effects. The unaudited pro forma financial information has been adjusted to exclude one-time expenses related to the transaction. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2015.

	Year Ended December 31,
UNAUDITED	2016	2015
	(Dollars in thousands, except per share data)

Net interest income	$111,642	$107,911
Noninterest income	25,558	24,132
Net income	35,106	31,330

Earnings per common share-basic:	$1.26	$1.14
Earnings per common share-diluted:	$1.25	$1.13

Unaudited pro forma net income for 2016 excludes $6,259,000 in merger-related expenses incurred by the Company and $3,353,000 in merger-related expenses incurred by Home State during the year ended December 31, 2016.  These expenses were excluded since they were nonrecurring in nature and directly attributable to the transaction.  For the year ended December 31, 2015, no merger-related expense adjustments were made to pro forma income. Adjustment of net interest income and noninterest income for nonrecurring income or expense directly related to the acquisition was not necessary for the years ending December 31, 2016 and December 31, 2015.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss)(“AOCI”) were as follows as of the dates presented:

	December 31, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$81,608	$91	$(2,542)	$84,059
Mortgage-backed - agency / residential	129,832	347	(3,117)	132,602
Mortgage-backed - private / residential	265	-	(6)	271
Corporate	86,246	288	(1,357)	87,315
Collateralized loan obligations	26,277	50	(66)	26,293
Total securities available for sale	$324,228	$776	$(7,088)	$330,540

	December 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$34,713	$20	$-	$34,693
Mortgage-backed - agency / residential	129,017	1,081	(1,929)	129,865
Mortgage-backed - private / residential	274	-	(10)	284
Trust preferred	17,806	100	(2,294)	20,000
Corporate	65,291	660	(389)	65,020
Collateralized loan obligations	8,330	-	(148)	8,478
Total securities available for sale	$255,431	$1,861	$(4,770)	$258,340

During the fourth quarter 2016, the Company reclassified, at fair value, approximately $63,432,000 in available for sale municipal bonds, asset-backed securities and mortgage backed securities to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related unrealized pre-tax losses of approximately $828,000 remained in accumulated other comprehensive income (loss) and will be accreted over the remaining life of the securities, offsetting the related accretion of discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

During the first quarter 2015, the Company reclassified, at fair value, approximately $49,084,000 in available for sale mortgage-backed, asset-backed and municipal securities to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related unrealized pre-tax losses of approximately $750,000 remained in accumulated other comprehensive income (loss) and will continue to be accreted over the remaining life of the securities. No gains or losses were recognized at the time of reclassification.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows as of the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
December 31, 2016:
State and municipal	$118,734	$745	$(3,120)	$121,109
Mortgage-backed - agency / residential	100,565	507	(2,590)	102,648
Asset-backed	18,905	9	(126)	19,022
Other	1,200	-	-	1,200
	$239,404	$1,261	$(5,836)	$243,979

December 31, 2015:
State and municipal	$55,812	$1,349	$(390)	$54,853
Mortgage-backed - agency / residential	74,692	767	(611)	74,536
Asset-backed	19,618	273	(27)	19,372
	$150,122	$2,389	$(1,028)	$148,761

The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Proceeds	$370,111	$27,985	$11,570
Gross gains	2,486	217	45
Gross losses	(2,608)	(85)	(17)
Net tax (benefit) expense related to
gains (losses) on sale	(46)	50	11

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at December 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
December 31, 2016	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$4,744	$4,728
Due after one year through five years	20,596	20,500
Due after five years through ten years	77,781	80,158
Due after ten years	64,733	65,988
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	167,854	171,374
Mortgage-backed and collateralized
loan obligations	156,374	159,166
Total securities available for sale	$324,228	$330,540

	Held to Maturity
December 31, 2016	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$340	$340
Due after one year through five years	7,386	7,375
Due after five years through ten years	73,152	75,256
Due after ten years	39,056	39,338
Total HTM, excluding MBS and asset-backed	119,934	122,309
Mortgage-backed and asset-backed	119,470	121,670
Total securities held to maturity	$239,404	$243,979

Securities with carrying values of $237,036,000 and $168,723,000 were pledged at December 31, 2016 and 2015, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Fluctuations in the fair value of these securities, and/or the fluctuation in public deposits or customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to public deposits and repurchase agreement borrowings on a daily basis. At December 31, 2016, approximately $328,946,000 of securities were unpledged. At December 31, 2015, approximately $227,749,000 of securities were unpledged.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$47,434	$(2,542)	$-	$-	$47,434	$(2,542)
Mortgage-backed - agency /
residential	93,909	(2,782)	9,526	(335)	103,435	(3,117)
Mortgage-backed - private /
residential	265	(6)	-	-	265	(6)
Corporate	49,964	(1,042)	5,685	(315)	55,649	(1,357)
Collateralized loan obligations	9,077	(17)	5,488	(49)	14,565	(66)

Held to maturity:
State and municipal	90,959	(3,804)	596	(259)	91,555	(4,063)
Mortgage-backed - agency /
residential	99,920	(3,442)	-	-	99,920	(3,442)
Asset-backed	15,690	(542)	3,216	(98)	18,906	(640)
Total temporarily impaired	$407,218	$(14,177)	$24,511	$(1,056)	$431,729	$(15,233)

The table above presents unrealized losses on held to maturity securities since the date of the securities purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an OTTI for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of December 31, 2016.

At December 31, 2016, there were 271 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 261 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. Management determined that the decrease in the number of securities in an unrealized loss position in excess of 12 months from 43 securities at December 31, 2015 to 10 securities at December 31, 2016 was primarily attributable to the repositioning of the Company’s investment portfolio following the Home State transaction in addition to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position increased from 88 individual securities at December 31, 2015 to 271 securities at December 31, 2016. At December 31, 2016 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information reasonably made available to it that would prompt the need for more frequent review. At December 31, 2016 and December 31, 2015, the Company’s unrated municipal bonds comprised approximately 5.0% and 13.8%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

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

At December 31, 2015, there were 88 individual securities in an unrealized loss position, including 43 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management evaluated these securities in addition to the remaining 45 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and did not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2015 the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

(5)Bank Stocks

The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stock are restricted in that they can only be redeemed by the issuer at par value. The Company’s investments in these instruments at December 31, 2016 and December 31, 2015 were as follows:

	2016	2015

	(In thousands)
Federal Reserve Bank of Kansas City	$12,104	$7,104
Federal Home Loan Bank of Topeka	8,895	12,638
Other bank stocks securities	1,650	758
Totals	$22,649	$20,500

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)Loans

A summary of loans held for investment by loan type is included in the following table:

	December 31,	December 31,
	2016	2015

	(In thousands)
Commercial and residential real estate	$1,768,424	$1,281,701
Construction	88,451	107,170
Commercial	432,083	323,552
Agricultural	16,690	9,294
Consumer	125,264	66,288
SBA	52,380	25,645
Other	31,778	631
Total gross loans	2,515,070	1,814,281
Deferred (fees) and costs	(61)	255
Loans, held for investment, net	2,515,009	1,814,536
Less allowance for loan losses	(23,250)	(23,000)
Net loans, held for investment	$2,491,759	$1,791,536

During 2016, excluding the Home State transaction, the Company purchased $109,519,000 in performing loans, included in our Real Estate and Consumer portfolios. In comparison, during 2015 the Company purchased $50,111,000 in performing loans included in our Real Estate portfolio segment.

Activity in the allowance for loan losses for the periods indicated is as follows:

	Year Ended December 31,
	2016	2015	2014

Balance, beginning of period	$23,000	$22,490	$21,005
Provision for loan losses	143	96	14
Loans charged-off	(721)	(238)	(623)
Recoveries on loans previously
charged-off	828	652	2,094
Balance, end of period	$23,250	$23,000	$22,490

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of December 31, 2016 PCI loans acquired in the Home State transaction are not considered material and as a result separate PCI disclosures are not included.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of December 31, 2016 and December 31, 2015. In addition, the table also provides a rollforward by portfolio segment of the allowance for loan losses for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2014	$18,475	$52	$2,478	$21,005
Charge-offs	(23)	(38)	(562)	(623)
Recoveries	1,734	27	333	2,094
Provision (credit)	(579)	(2)	595	14
Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490

Balance as of December 31, 2014	$19,607	$39	$2,844	$22,490
Charge-offs	(21)	(12)	(205)	(238)
Recoveries	284	29	339	652
Provision (credit)	436	15	(355)	96
Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000

Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000
Charge-offs	(217)	(51)	(453)	(721)
Recoveries	340	14	474	828
Provision (credit)	(347)	71	419	143
Balance as of December 31, 2016	$20,082	$105	$3,063	$23,250

Balances at December 31, 2016:

Allowance for Loan Losses
Individually evaluated	$29	$-	$193	$222
Collectively evaluated	20,053	105	2,870	23,028
Total	$20,082	$105	$3,063	$23,250

Loans
Individually evaluated	$22,728	$2	$7,645	$30,375
Collectively evaluated	2,024,524	55,182	404,928	2,484,634
Total	$2,047,252	$55,184	$412,573	$2,515,009

Balances at December 31, 2015:

Allowance for Loan Losses
Individually evaluated	$282	$-	$11	$293
Collectively evaluated	20,024	71	2,612	22,707
Total	$20,306	$71	$2,623	$23,000

Loans
Individually evaluated	$23,846	$2	$2,305	$26,153
Collectively evaluated	1,489,211	5,716	293,456	1,788,383
Total	$1,513,057	$5,718	$295,761	$1,814,536

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

December 31, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$20,477	$21,140	$-	$13,875	$1,911
Construction	-	-	-	592	-
Commercial	222	229	-	243	16
Consumer	18	19	-	117	2
Other	817	1,625	-	493	-
Total	$21,534	$23,013	$-	$15,320	$1,929

Impaired loans with a related allowance:
Commercial and residential real estate	$1,767	$1,890	$19	$8,590	$44
Construction	-	-	-	-	-
Commercial	6,371	6,423	155	2,937	309
Consumer	306	383	9	389	9
Other	397	444	39	348	-
Total	$8,841	$9,140	$222	$12,264	$362

Total impaired loans:
Commercial and residential real estate	$22,244	$23,030	$19	$22,465	$1,955
Construction	-	-	-	592	-
Commercial	6,593	6,652	155	3,180	325
Consumer	324	402	9	506	11
Other	1,214	2,069	39	841	-
Total impaired loans	$30,375	$32,153	$222	$27,584	$2,291

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$12,756	$14,472	$-	$14,194	$242
Construction	986	986	-	789	-
Commercial	-	-	-	19	-
Consumer	271	310	-	307	5
Other	250	588	-	171	-
Total	$14,263	$16,356	$-	$15,480	$247

Impaired loans with a related allowance:
Commercial and residential real estate	$10,232	$10,472	$268	$9,989	$388
Construction	-	-	-	-	-
Commercial	1,204	1,220	11	492	18
Consumer	454	529	14	493	13
Other	-	-	-	-	-
Total	$11,890	$12,221	$293	$10,974	$419

Total impaired loans:
Commercial and residential real estate	$22,988	$24,944	$268	$24,183	$630
Construction	986	986	-	789	-
Commercial	1,204	1,220	11	511	18
Consumer	725	839	14	800	18
Other	250	588	-	171	-
Total impaired loans	$26,153	$28,577	$293	$26,454	$666

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,258	$-	$2,835	$4,093	$1,768,381
Construction	-	-	-	-	88,449
Commercial	37	-	1,094	1,131	432,072
Consumer	42	-	201	243	125,261
Other	-	-	1,117	1,117	100,846
Total	$1,337	$-	$5,247	$6,584	$2,515,009

December 31, 2015	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$653	$-	$11,905	$12,558	$1,281,881
Construction	-	-	986	986	107,185
Commercial	1,147	-	874	2,021	323,598
Consumer	291	-	459	750	66,297
Other	-	-	250	250	35,575
Total	$2,091	$-	$14,474	$16,565	$1,814,536

If nonaccrual loans outstanding during 2016, 2015 and 2014 had been current in accordance with their original terms, $257,000,  $586,000 and $657,000 would have been recorded in incremental gross interest income during

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2016, 2015 and 2014, respectively. The income recognized on nonaccrual loans prior to impairment during 2016, 2015 and 2014 was $163,000,  $90,000 and $5,000 respectively. During 2016 and 2015 $332,000 and $118,000 of cash basis interest income was recognized on a nonaccrual loan that was moved to accruing status in the third quarter of 2016. With the exception of cash-basis interest income, the $2,291,000 and $666,000 in interest income recognized on impaired loans during 2016 and 2015 is primarily comprised of interest income recognized on performing TDRs.

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

December 31, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,742,974	$88,451	$427,278	$124,932	$98,561	$2,482,196
Substandard	25,450	-	4,805	332	2,287	32,874
Doubtful	-	-	-	-	-	-
Subtotal	1,768,424	88,451	432,083	125,264	100,848	2,515,070
Deferred fees and costs	(43)	(2)	(11)	(3)	(2)	(61)
Loans, held for investment, net	$1,768,381	$88,449	$432,072	$125,261	$100,846	$2,515,009

December 31, 2015	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,260,134	$106,184	$322,650	$65,365	$34,194	$1,788,527
Substandard	21,567	986	902	923	1,376	25,754
Doubtful	-	-	-	-	-	-
Subtotal	1,281,701	107,170	323,552	66,288	35,570	1,814,281
Deferred costs, net	180	15	46	9	5	255
Loans, held for investment, net	$1,281,881	$107,185	$323,598	$66,297	$35,575	$1,814,536

The book balance of TDRs at December 31, 2016 and December 31, 2015 was $25,219,000 and $22,391,000, respectively. Management established approximately $74,000 and $276,000 in specific reserves with respect to these loans as of December 31, 2016 and December 31, 2015. At December 31, 2016 the Company had an additional $2,238,000 committed on loans classified as troubled debt restructurings. At December 31, 2015, the Company had additional $953,000 committed on loans classified as troubled debt restructurings.

During the year ended December 31, 2016, the terms of 19 loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: the renewal of a loan with a stated interest rate below market, an extension of maturity or a restructure of payment terms. As a result of these modifications, the Company did not recognize any additional charge-offs during 2016.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2015, the terms of five loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: the renewal of a loan with a stated interest rate below market, an extension of maturity or a restructure of payment terms. As a result of these modifications, the Company did not recognize any additional charge-offs during 2015.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years indicated:

Year Ended December 31, 2016:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	2	$1,018	$1,018
Construction	-	-	-
Commercial	16	6,650	6,650
Consumer	-	-	-
Other	1	97	97
Total	19	$7,765	$7,765

Year Ended December 31, 2015:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	1	$715	$715
Construction	-	-	-
Commercial	3	300	300
Consumer	1	2	2
Other	-	-	-
Total	5	$1,017	$1,017

A TDR loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. No TDRs defaulted during the year ended December 31, 2016. A single default occurred on a loan designated as a TDR during 2015 and no charge-offs were recognized as a result of the default.

(7)Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2016	2015

	(In thousands)
Land	$16,826	$11,789
Buildings	58,637	45,568
Leasehold improvements	3,691	5,461
Equipment and Software	16,553	15,009
Leasehold interest in land	684	684
Subtotal	$96,391	$78,511
Accumulated depreciation and amortization	(29,001)	(30,203)
Total premises and equipment	$67,390	$48,308

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $2,713,000,  $2,747,000 and $2,563,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

Operating Leases: Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2017	$1,296
2018	1,153
2019	1,153
2020	1,183
2021	1,097
Thereafter	3,803
$9,685

Certain leases contain options to extend the lease terms for five to twenty-one years. The cost of such extensions is not included in the above rental commitments. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1,849,000, $2,213,000 and $2,345,000, respectively.

(8)Goodwill and Other Intangible Assets

The Company recognized $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016. Current estimates of the fair value of acquired assets and liabilities assumed remain subject to change, up to twelve months following the transaction if additional information becomes available impacting acquisition date fair values. Subsequent changes to estimates of acquisition date fair value will impact the amount recognized as goodwill.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2016, the Company had intangible assets comprised of its core deposit intangible assets and customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		December 31,
	Useful Life	2016	2015

		(In thousands)
Core deposit intangible assets	10 - 15 years	$74,087	$62,975
Core deposit intangible assets accumulated amortization		(63,112)	(62,124)
Core deposit intangible assets, net		$10,975	$851

Customer relationship intangible assets	10 years	6,243	5,654
Customer relationship intangible assets accumulated amortization		(1,901)	(1,332)
Customer relationship intangible assets, net		$4,342	$4,322

Total other intangible assets, net		$15,317	$5,173

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1,557,000,  $1,981,000 and $2,506,000 respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Total
Fiscal year ending:
2017	$2,687
2018	2,395
2019	1,942
2020	1,720
2021	1,605
Thereafter	4,968
$15,317

(9)Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and December 31, 2015 was $56,018,000 and $30,194,000, respectively.

At December 31, 2016  and December 31, 2015, the Bank had $94,338,000 and $78,403,000, respectively, in brokered time deposits. Reciprocal time deposits at December 31, 2016 and December 31, 2015 were $1,206,000 and $1,202,000, respectively.

At December 31, 2016 the scheduled maturities of time deposits are as follows (amounts in thousands):

2017	$243,239
2018	71,678
2019	31,747
2020	12,384
2021	6,739
$365,787

(10)Securities Sold Under Agreements to Repurchase

The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2016	2015

	(Dollars in thousands)
Ending Balance	$36,948	$26,477
Weighted-average interest rate at year-end	0.19%	0.19%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which had carrying values of $42,825,000 and $29,059,000 at December 31, 2016 and 2015, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2016	2015	2014

	(Dollars in thousands)
Average daily balance during the year	$25,221	$24,531	$24,399
Average interest rate during the year	0.21%	0.18%	0.16%
Maximum month-end balance during the year	$38,089	$31,977	$33,508

(11)Federal Home Loan Bank Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
December 31, 2016
Short-term borrowings:
FHLB line of credit	$124,691	0.72%	overnight	$597,202
Total short-term borrowings	$124,691

Long-term borrowings:
FHLB term notes (fixed rate)	22,477	Range: 2.52% - 6.38%	2017 - 2018	See below
FHLB term notes (variable rate)	25,000	1.15%	March 7, 2017	See below
FHLB term notes (variable rate)	25,000	0.96%	August 4, 2017	See below
Total long-term borrowings	$72,477

Total borrowings	$197,168

December 31, 2015
Short-term borrowings:
FHLB line of credit	$185,847	0.48%	overnight	$454,748
Total short-term borrowings	$185,847

Long-term borrowings:
FHLB term notes (fixed rate)	70,000	Range: 0.58% - 2.52%	2016 - 2018	See below
FHLB term notes (variable rate)	25,000	0.45%	August 5, 2016	See below
Total long-term borrowings	$95,000

Total borrowings	$280,847

At December 31, 2016, the Company’s outstanding borrowings were $197,168,000 compared to $280,847,000 at December 31, 2015. These borrowings at December 31, 2016 consisted of $72,477,000 of term notes and $124,691,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2015, outstanding borrowings consisted of $95,000,000 of term notes and $185,847,000 of advances on our line of credit, both with the FHLB.

The interest rate on the line of credit varies with the federal funds rate, and was 0.72% at December 31, 2016. The Company has five term notes with the FHLB. Three of the term notes have fixed interest rates, the first a $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity and is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate continuing to be at the discretion of the FHLB. The second fixed rate term note of $1,740,000 carries an interest rate of 5.63% and matures August 30, 2017. The third fixed rate term note of $669,000 carries an interest rate of 6.38% and matures April 10, 2017.  As a result of the Home State transaction the Company recognized a premium on Home State borrowings at acquisition of $90,000; the premium had a balance of $68,000 as of December 31, 2016. Additionally, the Company also has two $25,000,000 variable rate term notes that mature on March 7, 2017 and August 4, 2017  and carry an interest rate that resets quarterly. As of December 31, 2016 the rates on our variable rate term notes were set at 1.15% and 0.96%.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $597,202,000 at December 31, 2016 and $454,748,000 at December 31, 2015. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $400,102,000 at December 31, 2016 and $173,901,000 at December 31, 2015.

Information concerning borrowings on the FHLB line of credit is summarized below:

	Year Ended December 31,
	2016	2015	2014

	(Dollars in thousands)
Average daily balance during the year	$81,539	$130,152	$48,327
Average interest rate during the year	0.55%	0.28%	0.23%
Maximum month-end balance during the year	$185,700	$212,065	$140,300

(12)Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Current tax expense:
Federal	$11,921	$7,165	$4,116
State	427	-	-
Total current tax expense	12,348	7,165	4,116
Deferred tax expense
Federal	(1,026)	3,132	1,678
State	666	973	442
Total deferred tax expense (benefit)	(360)	4,105	2,120

Total tax expense	$11,988	$11,270	$6,236

Income tax expense attributable to the income from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income from operations as a result of the following:

	Year Ended December 31,
	2016	2015	2014

Tax expense at statutory federal rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.7%	2.8%	2.6%
Tax exempt income	(5.1)%	(4.4)%	(6.6)%
Other	0.1%	-%	0.6%
Effective tax rate	32.7%	33.4%	31.6%

As of December 31, 2016 the Company maintained a current tax receivable of approximately $2,090,000 compared to current taxes receivable at December 31, 2015 of $1,770,000. The Company’s net deferred tax asset is included in other assets at December 31, 2016 and December 31, 2015.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2016 and December 31, 2015 are as follows:

	2016	2015

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$8,837	$8,742
Other real estate owned	93	54
Other assets and accruals	1,522	1,209
Unrealized loss on available for sale securities	2,399	1,106
Unrealized loss on securities transferred to held to maturity	1,029	906
Unrealized loss on cash flow hedges	696	935
Net operating loss, AMT and other tax
attribute carryforwards	-	808
Intangible assets	848	806
Fair value adjustments on loans and other assets	5,816	-
Stock compensation and other	1,281	1,237
Total deferred tax assets:	22,521	15,803

Deferred tax liabilities:
Premises and equipment	8,321	4,451
Unrealized gain on acquired securities	1,726	-
Core deposit intangibles	4,394	323
Deferred loan costs	1,724	1,527
FHLB stock, prepaid assets, equity
investments and other liabilities	1,510	1,590
Total deferred tax liabilities	17,675	7,891
Deferred tax asset, net	$4,846	$7,912

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Based on projections of future taxable income in periods in which existing deferred tax assets are expected to become deductible, in addition to the support provided by available tax planning strategies, management determined that the realization of the Company’s net deferred tax asset was more likely than not. As a result the Company did not recognize a valuation allowance on its net deferred tax asset as of December 31, 2016 or December 31, 2015.

As of December 31, 2016 the Company had utilized its Federal NOL loss carryforward, Alternative Minimum Tax (“AMT”) Credit carryforward and State of Colorado net operating loss carryforward.

As of both December 31, 2016 and December 31, 2015 the Company maintained an immaterial unrecognized tax benefit. If this benefit were to be recognized tax expense and our effective tax rate would be reduced in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

(13)Subordinated Debentures and Trust Preferred Securities

At December 31, 2016, the Company’s outstanding subordinated debentures (the “Debentures”) consisted of $65,774,000 in debt, partially offset by $793,000 in debt issuance costs. As of December 31, 2016 the Debentures carried a weighted average cost of funds of 4.95% compared to 3.15% at December 31, 2015. The Company’s Debentures were issued in three separate series.

The first two issuances have a maturity of 30 years from its date of issuance. These Debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the Debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the Debentures or the TruPS. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Statutory Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Under the terms of each indenture pursuant to which the two respective Debentures were issued, the Company has the ability to defer interest on the Debentures for a period not exceeding 60 consecutive months as long as it is in compliance with all covenants of the respective indenture. Such a deferral is not an event of default under each indenture and interest on the Debentures continues to accrue during the deferral period. No interest is being deferred as of December 31, 2016.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and these two Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

In July 2016, the Company issued its third set of Debentures in anticipation of closing on the Home State transaction. This third issuance of $40,000,000 fixed-to-floating rate subordinated Debentures yield 5.75% and are due July 20, 2026. These Debentures initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. The carrying balance of these Debentures at December 31, 2016 was comprised of the $40,000,000 face amount net of unamortized debt-issuance costs $793,000. On July 20, 2021, and, thereafter, the interest on the Debentures will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of December 31, 2016, the Company was in compliance with all financial covenants of all three Debentures.

At December 31, 2016 the Company had accrued, unpaid interest on all three Debentures of approximately $1,286,000 compared to $208,000 at December 31, 2015. Interest payable on Debentures is included in interest payable and other liabilities, on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both December 31, 2016, and December 31, 2015, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 from July 2016 issuance qualifies for inclusion in Tier 2 capital.

Under the Dodd-Frank Act and the joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$15 billion in total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

The following table summarizes the terms of each outstanding subordinated debenture issuance at December 31, 2016 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2017	Variable	LIBOR + 2.65%	3.53%	4/15/2017
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2017	Variable	LIBOR + 3.10%	3.98%	4/7/2017
Subordinated Notes	7/18/2016	40,000	7/20/2026	7/20/2021	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

*    Call date represents the earliest or next date the Company can call the debentures.

** On January 7, 2017, the rate on the Guaranty Capital Trust III subordinated debentures reset to 4.12%. On January 15, 2017, the rate on the CenBank Trust III subordinated debentures reset to 3.67%.  The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes turn to floating rate at three-month LIBOR plus 4.73%.

(14)Commitments

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

At December 31 of the year indicated the following financial instruments were outstanding whose contract amounts represented credit risk:

	2016	2015

	(In thousands)
Commitments to extend credit:
Variable	$436,546	$307,463
Fixed	95,607	61,184
Total commitments to extend credit	$532,153	$368,647

Standby letters of credit	$10,292	$8,857

At December 31, 2016, the rates on the fixed rate commitments to extend credit ranged from 1.95% to 6.75%

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)Legal Contingencies

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

(16)Employee Benefit Plans

Substantially all employees are eligible to participate in the Company’s 401(k) plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the plan. For years ended December 31, 2016, 2015 and 2014, matching contributions to the 401(k) plan were $615,000, $503,000 and $471,000, respectively.

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

Under the provisions of the 2015 Plan and the Incentive Plan grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of December 31, 2016 there were 178,513 and 334,674 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of December 31, 2016 there were 728,305 shares remaining available for grant under the 2015 Plan. As of December 31, 2015 there were 21,846 and 568,909 outstanding awards under the 2015 Plan and the Incentive Plan, respectively and 913,154 shares remaining available for grant under the 2015 Plan.

Of the 513,187 shares represented by unvested awards at December 31, 2016, approximately 494,000 shares are expected to vest. At December 31, 2016, there were 315,966 shares of restricted stock outstanding that were subject to a performance condition. As of December 31, 2016 management expects that approximately 307,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from February 2014 through November 2016. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2015 and 2016 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria.  As of December 31, 2016 management expected that all of the performance awards made in 2014, 2015 and 2016 not forfeited from a failure by the grantee to provide the requisite service will vest,

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the accrual of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2016	590,755	$12.88
Awarded	191,034	15.69
Forfeited	(21,500)	12.76
Vested	(247,102)	11.91
Unearned at December 31, 2016	513,187	$14.39

The Company recognized $3,121,000,  $2,739,000 and $2,454,000 in stock-based compensation expense for services rendered for the years ended December 31, 2016, 2015 and 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $1,186,000,  $1,041,000 and $933,000 for the years ending December 31, 2016, 2015 and 2014, respectively. The grant date fair value of restricted stock awards granted in 2016, 2015 and 2014 was $2,998,000,  $2,427,000 and $5,761,000, respectively. The fair value of vested shares as of the date of vesting were $4,334,000,  $2,250,000 and $1,704,000 in 2016, 2015 and 2014 respectively. At December 31, 2016, compensation cost of $3,739,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.5 years.

(17)Related-Party Transactions

Deposits from related parties held by the Company at December 31, 2016 and 2015 amounted to $3,330,000 and $2,543,000, respectively. At December 31, 2016 the Company had no loans to related parties. At December 31, 2015 the Company had one loan to a related party with a balance of $60,000.

On December 2, 2016, the Company entered into an Exchange Agreement with Castle Creek Capital Partners IV, LP providing for the exchange of 1,019,000 shares of the Company’s non-voting common stock, which represented 100% of the outstanding shares of non-voting common stock, for 1,019,000 shares of the Company’s voting common stock.

(18)Fair Value Measurements and Fair Value of Financial Instruments

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at December 31, 2016
State and municipal securities	$-	$49,856	$31,752	$81,608
Mortgage-backed securities – agency /
residential	-	129,832	-	129,832
Mortgage-backed securities – private /
residential	-	265	-	265
Corporate securities	-	86,246	-	86,246
Collateralized loan obligations	-	26,277		26,277
Interest rate swaps - cash flow hedge	-	(1,929)	-	(1,929)

Assets/(Liabilities) at December 31, 2015
State and municipal securities	$-	$2,673	$32,040	$34,713
Mortgage-backed securities – agency /
residential	-	129,017	-	129,017
Mortgage-backed securities – private /
residential	-	274	-	274
Trust preferred securities	-	17,806	-	17,806
Corporate securities	-	65,291	-	65,291
Collateralized loan obligations	-	8,330		8,330
Interest rate swaps - cash flow hedge	-	(2,558)	-	(2,558)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2016 or 2015.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

State and Municipal Securities
(In thousands)
Beginning balance December 31, 2015	$32,040
Total unrealized gains (losses) included in:
Net income	6
Other comprehensive income (loss)	-
Sales, calls and prepayments	(425)
Acquisition of Level 3 security	131
Transfers in and (out) of Level 3	-
Balance December 31, 2016	$31,752

For the year ended December 31, 2016, there was no comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuations at December 31, 2016 and December 31, 2015. For the years ended December 31, 2016 and December 31, 2015, the amounts included in net income include accretion of any discount on these Level 3 bonds.

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

For the year ended December 31, 2015, there was no comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuations at December 31, 2015 and December 31, 2014.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at December 31, 2016 and December 31, 2015:

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,752	discounted cash flow	discount rate	2.29%-4.75%
Total	$31,752

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$32,040	discounted cash flow	discount rate	2.05%-4.75%
Total	$32,040

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of December 31, 2016 and December 31, 2015.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of December 31, 2016 and December 31, 2015.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,111	$50,111	$-	$-	$50,111
Time deposits with banks	254	254	-	-	254
Securities available for sale	324,228	-	292,476	31,752	324,228
Securities held to maturity	243,979	-	236,857	2,547	239,404
Bank stocks	22,649	n/a	n/a	n/a	n/a
Loans held for sale	4,129	4,542	-	-	4,542
Loans held for investment, net	2,491,759	-	-	2,504,144	2,504,144
Accrued interest receivable	9,825	-	9,825	-	9,825

Financial liabilities:
Deposits	$2,699,084	$-	$2,696,766	$-	$2,696,766
Federal funds purchased and sold under
agreements to repurchase	36,948	-	36,948	-	36,948
Short-term borrowings	124,691	-	124,691	-	124,691
Subordinated debentures	64,981	-	-	60,048	60,048
Long-term borrowings	72,477	-	72,769	-	72,769
Accrued interest payable	1,661	-	1,661	-	1,661
Interest rate swap - cash flow hedge	1,929	-	1,929	-	1,929

		Fair Value Measurements at December 31, 2015:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,711	$26,711	$-	$-	$26,711
Securities available for sale	255,431	-	223,391	32,040	255,431
Securities held to maturity	148,761	-	145,698	4,424	150,122
Bank stocks	20,500	n/a	n/a	n/a	n/a
Loans held for investment, net	1,791,536	-	-	1,791,128	1,791,128
Accrued interest receivable	6,554	-	6,554	-	6,554

Financial liabilities:
Deposits	$1,801,845	$-	$1,800,112	$-	$1,800,112
Federal funds purchased and sold under
agreements to repurchase	26,477	-	26,477	-	26,477
Short-term borrowings	185,847	-	185,847	-	185,847
Subordinated debentures	25,774	-	-	18,640	18,640
Long-term borrowings	95,000	-	95,353	-	95,353
Accrued interest payable	508	-	508	-	508
Interest rate swap - cash flow hedge	2,558	-	2,558	-	2,558

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

(19)Derivatives and Hedging Activities

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2016 and December 31, 2015:

	Balance
	Sheet	Fair Value December 31,
	Location	2016	2015

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$1,929	$2,558

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and December 31, 2015 the Company had two interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as a cash flow hedge associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% with a maturity date of March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of December 31, 2016 and December 31, 2015 is included in the table below:

	2016	2015

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	3.9 years	4.9 years
Unrealized gains (losses)	$(1,929)	$(2,558)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During 2016, 2015, and 2014, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months approximately $790,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the years ended December 31, 2016 and December 31, 2015:

	Income
Interest Rate Swaps with	Statement	December 31,
Hedge Designation	Location	2016	2015

Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$(183)	$(775)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	573	135

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $4,188,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the years ended December 31, 2016, 2015 and 2014:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(in thousands)
Balance, January 1, 2014	$(9,303)	$-	$349	$(8,954)
Other comprehensive income (loss)
before reclassifications, net of tax	6,951	-	(1,234)	5,717
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	1,404	(1,404)	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(17)	127	-	110
Net other comprehensive income (loss)	8,338	(1,277)	(1,234)	5,827
Balance, December 31, 2014	$(965)	$(1,277)	$(885)	$(3,127)

Other comprehensive income (loss)
before reclassifications, net of tax	$(1,221)	$-	$(775)	$(1,996)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	465	(465)	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(82)	265	135	318
Net other comprehensive income (loss)	(838)	(200)	(640)	(1,678)
Balance, December 31, 2015	$(1,803)	$(1,477)	$(1,525)	$(4,805)

Other comprehensive income (loss)
before reclassifications, net of tax	$(2,668)	$-	$(183)	$(2,851)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	513	(513)	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	45	312	573	930
Net other comprehensive income (loss)	(2,110)	(201)	390	(1,921)
Balance, December 31, 2016	$(3,913)	$(1,678)	$(1,135)	$(6,726)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2016, 2015 and 2014:

Details about AOCI Components	Amount Reclassified from AOCI			Affected Income Statement Line Item
	Year Ended December 31,
(in thousands)	2016	2015	2014
Unrealized gains and losses on
available for sale securities	$73	$(132)	$(28)	(Gain) loss on the sale of securities
	(28)	50	11	Income tax effect
	$45	$(82)	$(17)	Net Income
Unrealized gains and losses on
held to maturity securities	$504	$427	$205	Interest Income
	(192)	(162)	(78)	Income tax effect
	$312	$265	$127	Net Income
Unrealized gains and losses on
cash flow hedges	$925	$218	$-	Interest Expense
	(352)	(83)	-	Income tax effect
	$573	$135	$-	Net Income

Total reclassifications for the period	$930	$318	$110	Net Income

(21)Regulatory Capital Matters

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

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.50%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 4.00% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses, and preferred stock) to risk-weighted assets of at least 8.00%. However, under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III, which became effective in the first quarter 2015, a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1 was established above the regulatory minimum capital requirement. The capital conservation buffer phase-in period began January 1, 2016 and will become fully effective on January 1, 2019. A fully phased-in capital conservation buffer is included in the table below. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of both December 31, 2016 and December 31, 2015 are presented in the table below:

	Actual		Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer			Minimum Requirement for "Well-Capitalized" Institution
	Amount	Ratio	Amount	Ratio		Amount	Ratio

	Dollars in thousands
As of December 31, 2016:
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	$296,146	10.46%	$198,249	7.00%	$	N/A	N/A
Guaranty Bank and Trust Company	351,806	12.43%	198,111	7.00%		183,960	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	321,146	11.34%	240,731	8.50%		N/A	N/A
Guaranty Bank and Trust Company	351,806	12.43%	240,564	8.50%		226,413	8.00%
Total Risk-Based Capital Ratio
Consolidated	384,552	13.58%	297,373	10.50%		N/A	N/A
Guaranty Bank and Trust Company	375,213	13.26%	297,167	10.50%		283,016	10.00%
Leverage Ratio
Consolidated	321,146	9.81%	130,927	4.00%		N/A	N/A
Guaranty Bank and Trust Company	351,806	10.76%	130,841	4.00%		163,552	5.00%

As of December 31, 2015:
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	$224,305	10.94%	$143,480	7.00%	$	N/A	N/A
Guaranty Bank and Trust Company	245,054	11.96%	143,412	7.00%		133,169	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	248,283	12.11%	174,225	8.50%		N/A	N/A
Guaranty Bank and Trust Company	245,054	11.96%	174,144	8.50%		163,900	8.00%
Total Risk-Based Capital Ratio
Consolidated	271,404	13.24%	215,220	10.50%		N/A	N/A
Guaranty Bank and Trust Company	268,176	13.09%	215,119	10.50%		204,875	10.00%
Leverage Ratio
Consolidated	248,283	10.68%	92,962	4.00%		N/A	N/A
Guaranty Bank and Trust Company	245,054	10.55%	92,916	4.00%		116,145	5.00%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2016 and 2015

	2016	2015

	(In thousands)
Assets
Cash	$9,469	$3,739
Investments in subsidiaries	408,039	242,320
Other assets	2,742	2,827
Total assets	$420,250	$248,886

Liabilities and Stockholders' Equity
Liabilities:
Subordinated debentures	$64,981	$25,774
Other liabilities	2,891	1,473
Total liabilities	67,872	27,247
Stockholders' equity:
Common stock	31	24
Common stock - additional paid-in capital	832,067	712,310
Accumulated deficit	(367,944)	(382,147)
Accumulated other comprehensive loss	(6,726)	(4,805)
Treasury stock	(105,050)	(103,743)
Total stockholders' equity	352,378	221,639
Total liabilities and stockholders' equity	$420,250	$248,886

Statements of Income and Comprehensive Income
(Parent Company Only)
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

	(In thousands)
Income:
Management fee - subsidiary bank	$8,127	$5,129	$4,466
Dividends from subsidiary bank	9,800	8,400	-
Other	-	28	41
Total income	17,927	13,557	4,507
Expenses:
Interest expense	2,005	814	800
Salaries and benefits	3,838	3,325	3,155
Professional services	1,774	1,779	1,917
Other	3,759	953	813
Total expenses	11,376	6,871	6,685
Income (loss) before federal income taxes and equity
in undistributed net income of subsidiaries	6,551	6,686	(2,178)
Income tax benefit	1,024	495	822
Income (loss) before equity in undistributed
net income of subsidiaries	7,575	7,181	(1,356)
Equity in undistributed income of subsidiaries	17,152	15,273	14,868
Net income	$24,727	$22,454	$13,512

Other Comprehensive Income (Loss)	(1,921)	(1,678)	5,827
Total Comprehensive Income	$22,806	$20,776	$19,339

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flow
(Parent Company Only)
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$24,727	$22,454	$13,512
Reconciliation of net income to net cash from
operating activities:
Equity based compensation	1,168	990	817
Net change in:
Other assets	1,474	(168)	4,165
Other liabilities	1,454	111	156
Equity in undistributed income
of consolidated subsidiaries	(17,152)	(15,273)	(14,868)
Net cash from operating activities	11,671	8,114	3,782
Cash flows from investing activities:
Cash paid in acquisition, net of cash acquired	(32,446)
Net cash used by investing activities	(32,446)	-	-
Cash flows from financing activities:
Repurchase of common stock	(1,307)	(616)	(455)
Tax effect of restricted stock vesting	-	-	-
Proceeds from issuance of subordinated debt, net
of issuance costs	39,170	-	-
Dividends paid	(10,524)	(8,429)	(4,190)
Payment of stock issuance costs related to acquisition	(834)	-	-
Net cash used by financing activities	26,505	(9,045)	(4,645)
Net change in cash and cash equivalents	5,730	(931)	(863)
Cash and cash equivalents, beginning of year	3,739	4,670	5,533
Cash and cash equivalents, end of year	$9,469	$3,739	$4,670

(23)Quarterly Results of Operations (Unaudited)

2016 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(In thousands, except share data)

Interest income	$30,800	$25,342	$21,851	$21,860
Interest expense	2,978	2,592	2,030	1,865
Net interest income	27,822	22,750	19,821	19,995
Provision for loan losses	90	27	10	16
Net interest income after
provision for loan losses	27,732	22,723	19,811	19,979
Noninterest income	6,232	4,705	4,142	4,178
Noninterest expense	23,237	18,624	15,134	15,792
Income before income taxes	10,727	8,804	8,819	8,365
Income tax expense	3,306	3,039	3,133	2,510
Net income	$7,421	$5,765	$5,686	$5,855

Basic earnings per common
share	$0.27	$0.25	$0.27	$0.28
Diluted earnings per common
share	$0.26	$0.25	$0.27	$0.27

The acquisition of Home State on September 8, 2016 in addition to loan growth resulted in increased income in the fourth quarter or 2016. Likewise, increases in deposits from the transaction in addition to organic growth resulted in increased interest expense during 2016. Noninterest expense during 2016 was impacted by merger-

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

related expenses and grew in the fourth quarter 2016 as a result of additional employee and occupancy related expenses driven by the increased size of the organization following the acquisition.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2016, of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Audit Report of the Independent Registered Public Accounting Firm. Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

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
1.1

Underwriting Agreement dated July 13, 2016, by and between the Registrant and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on July 18, 2016.

2.1

Amended and Restated Series A Convertible Preferred Stock Transaction Agreement, dated August 9, 2011, among the Registrant and certain stockholders named therein (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on August 11, 2011)

2.2	Agreement and Plan of Reorganization dated March 16, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 16,2016)
3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on August 12, 2009)
3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on October 3, 2011)
3.3

Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013)

3.4

Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2016)

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on May 7, 2008)
4.1	Specimen stock certificate representing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K filed on February 13, 2009)
4.2

Junior Subordinated Indenture, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.8 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.3

Amended and Restated Trust Agreement, dated April 8, 2004, among Deutsche Bank Trust Company Americas, Deutsche Bank Trust Company Delaware, the Administrative Trustees and the Registrant (incorporated herein by reference from Exhibit 4.9 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.4

Guarantee Agreement, dated April 8, 2004, between Deutsche Bank Trust Company Americas and the Registrant (incorporated herein by reference from Exhibit 4.10 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.5

Assumption Letter, dated December 31, 2004, to Wells Fargo Bank, National Association, and Wells Fargo Delaware Trust Company from the Registrant (incorporated herein by reference from Exhibit 4.11 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.6

Indenture, dated June 30, 2003, between Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.12 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.7

First Supplemental Indenture, dated December 31, 2004, by and between Wells Fargo Bank, National Association, and the Registrant (incorporated herein by reference from Exhibit 4.13 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.8

Amended and Restated Declaration of Trust, dated June 30, 2003, by the Trustees, the Administrators and Guaranty Corporation (incorporated herein by reference from Exhibit 4.14 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.9

Guarantee Agreement, dated June 30, 2003, by Wells Fargo Bank, National Association, and Guaranty Corporation (incorporated herein by reference from Exhibit 4.15 to Registrant’s Registration Statement on Form S-1 (File No. 333-124855), as amended)

4.10

Indenture dated July 18, 2016 between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 18, 2016)

4.11

First Supplemental Indenture dated July 18, 2016 between the Registrant and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 18, 2016)

4.12	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due July 20, 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 18, 2016)
10.1	Investment Agreement, dated as of May 6, 2009, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 12, 2009)
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
10.13†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Paul W. Taylor (incorporated by reference from Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.14†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Michael B. Hobbs (incorporated by reference from Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.15†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Cathy P. Goss (incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.16†

Noncompetition Agreement, dated effective as of March 28, 2014, by and between the Registrant and Christopher G. Treece (incorporated by reference from Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.17

Exchange Agreement, dated December 2, 2016, by and between the Registrant and Castle Creek Capital Partners IV, LP (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on December 2, 2016)

10.18

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Harry Devereaux (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.19

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Joe Scherger (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.20

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Mark Bower (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.21

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Keith Dickelman (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.22

Termination of Employment Agreement and Release, dated as of March 16, 2016, by and between Home State Bank and Mark Bower (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.23

Voting and Support Agreement, dated as of March 16, 2016, by and among the Registrant and each of the shareholders of Home State Bancorp party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

11.1

Statement re: Computation of Per Share Earnings (See Note 2(v) of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K)

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

Date: February 28, 2017

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

Signature	Title	Date
/s/ Edward B. Cordes Edward B. Cordes	Chairman of the Board and Director	February 28, 2017
/s/ Paul W. Taylor Paul W. Taylor	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2017
/s/ Christopher G. Treece Christopher G. Treece	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2017
/s/ John M. Eggemeyer John M. Eggemeyer	Director	February 28, 2017
/s/ Keith R. Finger Keith R. Finger	Director	February 28, 2017
/s/ Stephen D. Joyce Stephen D. Joyce	Director	February 28, 2017

/s/ Gail H. Klapper Gail H. Klapper	Director	February 28, 2017
/s/ Stephen G. McConahey Stephen G. McConahey	Director	February 28, 2017
/s/ Suzanne R. Brennan Suzanne R. Brennan	Director	February 28, 2017
/s/ Albert C. Yates Albert C. Yates	Director	February 28, 2017