Form 10-Q
period 2017-03-31
Guaranty Bancorp
filed 2017-04-28
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 27, 2017, there were 28,393,278 shares of the registrant’s common stock outstanding, of which 487,856 shares were in the form of unvested stock awards.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$40,513	$50,111

Time deposits with banks	254	254

Securities available for sale, at fair value	318,280	324,228
Securities held to maturity (fair value of $240,357 and $239,404
at March 31, 2017 and December 31, 2016)	243,452	243,979
Bank stocks, at cost	23,014	22,649
Total investments	584,746	590,856

Loans held for sale	951	4,129

Loans, held for investment, net of deferred costs and fees	2,569,799	2,515,009
Less allowance for loan losses	(23,175)	(23,250)
Net loans, held for investment	2,546,624	2,491,759

Premises and equipment, net	66,001	67,390
Other real estate owned and foreclosed assets	257	569
Goodwill	56,404	56,404
Other intangible assets, net	14,668	15,317
Bank-owned life insurance	66,034	65,538
Other assets	23,199	24,100
Total assets	$3,399,651	$3,366,427

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$868,189	$916,632
Interest-bearing demand and NOW	821,518	767,523
Money market	489,921	484,664
Savings	178,157	164,478
Time	407,845	365,787
Total deposits	2,765,630	2,699,084

Securities sold under agreement to repurchase	34,457	36,948
Federal Home Loan Bank line of credit borrowing	90,400	124,691
Federal Home Loan Bank term notes	72,432	72,477
Subordinated debentures, net	65,002	64,981
Interest payable and other liabilities	12,892	15,868
Total liabilities	3,040,813	3,014,049

Stockholders’ equity:
Common stock (1)	31	31
Additional paid-in capital - common stock	832,815	832,067
Accumulated deficit	(361,592)	(367,944)
Accumulated other comprehensive loss	(6,416)	(6,726)
Treasury stock, at cost, 2,400,684 and 2,361,882 shares, respectively	(106,000)	(105,050)
Total stockholders’ equity	358,838	352,378
Total liabilities and stockholders’ equity	$3,399,651	$3,366,427
____________________
(1)

Common stock—$0.001 par value; 40,000,000 shares authorized; 30,793,962 shares issued and 28,393,278 shares outstanding at March 31, 2017 (includes 487,856 shares of unvested restricted stock); 40,000,000 shares authorized; 30,695,886 shares issued and 28,334,004 shares outstanding at December 31, 2016 (includes 513,187 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2017	2016

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$27,392	$18,854
Investment securities:
Taxable	2,315	1,960
Tax-exempt	1,237	731
Dividends	389	311
Federal funds sold and other	8	4
Total interest income	31,341	21,860
Interest expense:
Deposits	1,537	1,007
Securities sold under agreement to repurchase	17	10
Borrowings	771	623
Subordinated debentures	844	225
Total interest expense	3,169	1,865
Net interest income	28,172	19,995
Provision for loan losses	5	16
Net interest income, after provision for loan losses	28,167	19,979
Noninterest income:
Deposit service and other fees	3,280	2,169
Investment management and trust	1,521	1,280
Increase in cash surrender value of life insurance	595	448
Gain on sale of securities	-	45
Gain on sale of SBA loans	381	154
Other	625	82
Total noninterest income	6,402	4,178
Noninterest expense:
Salaries and employee benefits	11,926	8,788
Occupancy expense	1,552	1,375
Furniture and equipment	945	818
Amortization of intangible assets	649	240
Other real estate owned, net	68	2
Insurance and assessments	706	613
Professional fees	974	857
Impairment of long-lived assets	190	-
Other general and administrative	3,519	3,099
Total noninterest expense	20,529	15,792
Income before income taxes	14,040	8,365
Income tax expense	4,200	2,510
Net income	$9,840	$5,855

Earnings per common share–basic:	$0.35	$0.28
Earnings per common share–diluted:	0.35	0.27
Dividends declared per common share:	0.13	0.12

Weighted average common shares outstanding-basic:	27,867,558	21,184,892
Weighted average common shares outstanding-diluted:	28,090,179	21,398,559

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2017	2016

	(In thousands)

Net income	$9,840	$5,855
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	122	2,001
Income tax effect	(46)	(761)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	116	107
Income tax effect	(44)	(41)
Reclassification adjustment for net losses (gains) included
in net income during the period	-	(45)
Income tax effect	-	17
Change in fair value of derivatives during the period	44	(1,423)
Income tax effect	(17)	541
Reclassification adjustment of losses on derivatives
during the period	217	165
Income tax effect	(82)	(63)
Other comprehensive income (loss)	310	498
Total comprehensive income	$10,150	$6,353

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2016	21,704,852	712,334	(103,743)	(382,147)	(4,805)	$221,639
Net income	-	-	-	5,855	-	5,855
Other comprehensive income	-	-	-	-	498	498
Stock compensation awards, net of forfeitures	141,526	-	-	-	-	-
Stock based compensation, net	-	837	-	-	-	837
Repurchase of common stock	(55,578)	-	(869)	-	-	(869)
Dividends paid	-	-	-	(2,441)	-	(2,441)
Balance, March 31, 2016	21,790,800	$713,171	$(104,612)	$(378,733)	$(4,307)	$225,519

Balance, January 1, 2017	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378
Net income	-	-	-	9,840	-	9,840
Other comprehensive income	-	-	-	-	310	310
Stock compensation awards, net of forfeitures	98,076	-	-	-	-	-
Stock based compensation, net	-	748	-	-	-	748
Repurchase of common stock	(38,802)	-	(950)	-	-	(950)
Dividends paid	-	-	-	(3,488)	-	(3,488)
Balance, March 31, 2017	28,393,278	$832,846	$(106,000)	$(361,592)	$(6,416)	$358,838

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Cash flows from operating activities:
Net income	$9,840	$5,855
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	1,386	917
Net amortization on investment and loan portfolios	73	51
Provision for loan losses	5	16
Impairment of long-lived assets	190	-
Stock compensation, net	748	837
Dividends on bank stocks	(154)	(179)
Increase in cash surrender value of life insurance	(496)	(370)
Gain on sale of securities and SBA loans	(381)	(199)
Gain on the sale of other assets	(271)	(14)
Origination of SBA loans with intent to sell	(325)	(1,918)
Proceeds from the sale of SBA loans originated with intent to sell	4,481	2,528
Loss, net, and valuation adjustments on real estate owned	66	-
Net change in:
Interest receivable and other assets	909	(242)
Net deferred income tax assets	654	205
Interest payable and other liabilities	(2,701)	1,983
Net cash from operating activities	14,024	9,470
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	10,513	27,863
Purchases	(5,054)	-
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	4,219	5,950
Purchases	(4,163)	(7,887)
Loan originations, net of principal collections	(32,382)	(15,168)
Loan purchases	(25,838)	-
Proceeds from sale of other assets	300	-
Proceeds from sales of other real estate owned and foreclosed assets	240	-
Proceeds from sale of SBA and other loans transferred to held for sale	3,817	-
Additions to premises and equipment	(598)	(665)
Net cash from investing activities	(48,946)	10,093
Cash flows from financing activities:
Net change in deposits	66,570	70,872
Repayment of Federal Home Loan Bank term notes	(34,291)	-
Net change in borrowings on Federal Home Loan Bank line of credit	(26)	(99,947)
Proceeds from Federal Home Loan Bank term advances	-	25,000
Cash dividends on common stock	(3,488)	(2,441)
Net change in repurchase agreements and federal funds purchased	(2,491)	(7,747)
Repurchase of common stock	(950)	(869)
Net cash from financing activities	25,324	(15,132)
Net change in cash and cash equivalents	(9,598)	4,431
Cash and cash equivalents, beginning of period	50,111	26,711
Cash and cash equivalents, end of period	$40,513	$31,142

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including: accepting time and demand deposits and originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiaries Private Capital Management, LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”), provide wealth management services, including private banking, investment management and trust services. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. On September 8, 2016, the Company completed the acquisition of Home State Bancorp (“Home State”), based in Loveland, Colorado, in exchange for a combination of Company stock and cash. The transaction enhanced the Company’s balance sheet liquidity and supports the Company’s objective of serving the banking needs of northern Colorado business and consumer customers. On April 3, 2017, CHIA was consolidated into PCM.

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

Certain information and note disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016.

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

Purchased loans that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. As of March 31, 2017, $1,715,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition because they demonstrated no evidence of credit deterioration since origination and because management considered the collection of all contractually required payments probable.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses, acquisition-related discount and any deferred fees or costs. Acquired loans are recorded upon acquisition at fair value, with no associated allowance for loan loss. However, if subsequent to acquisition, the credit quality of an acquired loan deteriorates, an allowance may be required. Accounting for loans is performed consistently across all portfolio segments and classes.

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

The accrual of interest on loans is discontinued (and the loan is put on nonaccrual status) at the time the loan is 90 days past due unless the loan is well secured and in process of collection. The time at which a loan enters past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off prior to the date on which they would otherwise enter past due status if collection of principal or interest is considered doubtful. The interest on a nonaccrual loan is accounted for using the cost-recovery or cash-basis method until the loan qualifies for a return to the accrual-basis method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero, with payments received being applied first to the principal balance of the loan. Under the cash-basis method, interest income is recognized when the payment is received in cash. A loan is returned to accrual status after the delinquent borrower’s financial condition has improved, when all the principal and interest amounts contractually due are brought current, and when the likelihood of the borrower making future timely payments is reasonably assured.

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

Management evaluates the amount of the allowance on a regular basis based upon its periodic review of the collectability of the Company’s loans. Factors affecting the collectability of the loans include historical loss, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and historical loss experience.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management maintains the allowance at a level that it deems appropriate to adequately provide for probable incurred losses in the loan portfolio and other extensions of credit. The Company’s methodology for estimating the allowance is consistent across all portfolio segments and classes of loans.

Loans deemed to be uncollectable are charged-off and deducted from the allowance. The Company’s loan portfolio primarily consists of non-homogeneous commercial and real estate loans where charge-offs are considered on a loan-by-loan basis based on the facts and circumstances, including management’s evaluation of collateral values in comparison to book values on collateral-dependent loans. Charge-offs on smaller balance unsecured homogenous type loans, such as overdrafts and ready reserves are recognized by the time the loan in question is 90 days past due. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

The allowance consists of both specific and general components. The specific component relates to loans that are individually classified as impaired. All loans are subject to individual impairment evaluation should the pertinent facts and circumstances suggest that such evaluation is necessary. Factors considered by management in determining impairment include the loan’s payment status and the probability of collecting scheduled principal and interest payments when they become due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the original underlying loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion, if any, of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s original contractual rate or at the fair value of collateral, less estimated selling costs, if repayment is expected solely from collateral. Troubled debt restructurings (“TDRs”) are separately identified for impairment disclosures. If a TDR is considered to be a collateral-dependent loan, impairment of the loan is measured using the fair value of the collateral, less estimated selling costs. Likewise, if a TDR is not collateral-dependent, impairment is measured using the present value of estimated future cash flows using the loan’s effective rate at inception. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with its accounting policy for the allowance.

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

As of March 31, 2017, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 15, 2020. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

(i)Stock Repurchase Plan

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, forecasts of future income, taking into account applicable tax planning strategies and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At March 31, 2017 and December 31, 2016, the Company had a net deferred tax asset of $3,862,000 and $4,846,000, respectively, which includes the deferred tax asset (liability) associated with the net unrealized loss (gain) on securities and interest rate swaps. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of March 31, 2017, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of March 31, 2017 or December 31, 2016.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2013 and is no longer subject to examination by the State of Colorado for years before 2012. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2017 and December 31, 2016, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2017	2016

Average common shares outstanding	27,867,558	21,184,892
Effect of dilutive unvested stock grants (1)	222,621	213,667
Average shares outstanding for calculated
diluted earnings per common share	28,090,179	21,398,559
_____________

(1) Unvested stock grants representing 487,856 shares at March 31, 2017 had a dilutive impact of 222,621 shares in the diluted earnings per share calculation for the three months ended March 31, 2017. Unvested stock grants representing 556,944 shares at March 31, 2016 had a dilutive impact of 213,667 shares in the diluted earnings per share calculation for the three months ended March 31, 2016.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In March 2016, the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Previously, excess tax benefits or deficiencies impacted stockholder’s equity directly to the extent there was a cumulative excess tax benefit. In the event that a tax deficiency had occurred during the reporting period and a cumulative excess tax benefit did not exist, the tax deficiency was recognized in income tax expense under previous GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016, however early adoption was permitted beginning in 2016. The Company adopted the provisions of the update in the fourth quarter of 2016. During the first quarter 2017, $511,000 of excess tax benefits related to restricted stock vestings reduced income tax expense. Comparatively, excess tax benefits of $320,000 were retroactively recognized in the first quarter 2016, upon adoption in the fourth quarter 2016.

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

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at March 31, 2017, we anticipate total assets and total liabilities will increase between $8,200,000 and $9,800,000 as the result of additional leases being recognized on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers, the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee that is assessing our data and system needs and has begun to evaluate whether an external vendor may be engaged to assist with CECL. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

In January 2017, the FASB issued accounting standards update 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers the amendments of the update will become effective in fiscal years beginning after December 15, 2019.

In March 2017, the FASB issued accounting standards update 2017-08, Premium Amortization on Purchased Callable Debt Securities. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers the amendments of the update will become effective in fiscal years beginning after December 15, 2018. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The transaction enhanced the Company’s balance sheet liquidity and supported the Company’s objective of serving the banking needs of northern Colorado business and consumer customers.

Goodwill of $56,404,000 was recognized in the transaction and represents expected synergies and cost savings resulting from combining the operations of Home State with those of the Company. Due to the tax-free structure of the transaction, the recognized goodwill was not deductible for tax purposes. The estimated fair value of assets acquired and liabilities assumed at acquisition were recorded on the Company’s balance sheet at the date of acquisition and subjected to limited measurement period adjustments in the fourth quarter 2016 as a result of receipt of final valuations. Recorded fair values of acquired assets and liabilities are subject to adjustment for up to one year from the date of the acquisition. There were no measurement period adjustments in the first quarter 2017.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the September 8, 2016 Home State transaction, and reflects all adjustments made to the fair value of the opening balance sheet through March 31, 2017:

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

No merger expenses were incurred in the first quarter 2017 while pre-tax merger expenses of $675,000 were included in the Company’s results of operations in the first quarter 2016.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	March 31, 2017
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$80,929	$100	$(2,261)	$83,090
Mortgage-backed - agency / residential	124,545	301	(3,395)	127,639
Mortgage-backed - private / residential	265	-	(4)	269
Corporate	91,269	529	(1,485)	92,225
Collateralized loan obligations	21,272	64	(39)	21,247
Total securities available for sale	$318,280	$994	$(7,184)	$324,470

	December 31, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$81,608	$91	$(2,542)	$84,059
Mortgage-backed - agency / residential	129,832	347	(3,117)	132,602
Mortgage-backed - private / residential	265	-	(6)	271
Corporate	86,246	288	(1,357)	87,315
Collateralized loan obligations	26,277	50	(66)	26,293
Total securities available for sale	$324,228	$776	$(7,088)	$330,540

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
March 31, 2017:
State and municipal	$119,413	$955	$(2,196)	$120,654
Mortgage-backed - agency / residential	101,484	588	(2,419)	103,315
Asset-backed	18,260	78	(101)	18,283
Other	1,200	-	-	1,200
	$240,357	$1,621	$(4,716)	$243,452

December 31, 2016:
State and municipal	$118,734	$745	$(3,120)	$121,109
Mortgage-backed - agency / residential	100,565	507	(2,590)	102,648
Asset-backed	18,905	9	(126)	19,022
Other	1,200	-	-	1,200
	$239,404	$1,261	$(5,836)	$243,979

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Proceeds	$-	$19,468
Gross gains	-	113
Gross losses	-	(68)
Net tax (benefit) expense related to
gains (losses) on sale	-	17

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at March 31, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$4,022	$4,015
Due after one year through five years	21,139	20,928
Due after five years through ten years	80,219	82,461
Due after ten years	66,818	67,911
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	172,198	175,315
Mortgage-backed and collateralized
loan obligations	146,082	149,155
Total securities available for sale	$318,280	$324,470

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$340	$340
Due after one year through five years	9,270	9,141
Due after five years through ten years	74,023	75,324
Due after ten years	36,980	37,049
Total HTM, excluding MBS and asset-backed	120,613	121,854
Mortgage-backed and asset-backed	119,744	121,598
Total securities held to maturity	$240,357	$243,452

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$46,564	$(2,261)	$-	$-	$46,564	$(2,261)
Mortgage-backed - agency /
residential	84,996	(2,635)	15,222	(760)	100,218	(3,395)
Mortgage-backed - private /
residential	265	(4)	-	-	265	(4)
Corporate	47,386	(1,171)	5,686	(314)	53,072	(1,485)
Collateralized loan obligations	10,263	(21)	3,500	(18)	13,763	(39)

Held to maturity:
State and municipal	86,035	(2,840)	608	(246)	86,643	(3,086)
Mortgage-backed - agency /
residential	96,188	(3,098)	-	-	96,188	(3,098)
Asset-backed	15,346	(412)	2,914	(99)	18,260	(511)
Total temporarily impaired	$387,043	$(12,442)	$27,930	$(1,437)	$414,973	$(13,879)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$47,434	$(2,542)	$-	$-	$47,434	$(2,542)
Mortgage-backed - agency /
residential	93,909	(2,782)	9,526	(335)	103,435	(3,117)
Mortgage-backed - private /
residential	265	(6)	-	-	265	(6)
Corporate	49,964	(1,042)	5,685	(315)	55,649	(1,357)
Collateralized loan obligations	9,077	(17)	5,488	(49)	14,565	(66)

Held to maturity:
State and municipal	90,959	(3,804)	596	(259)	91,555	(4,063)
Mortgage-backed - agency /
residential	99,920	(3,442)	-	-	99,920	(3,442)
Asset-backed	15,690	(542)	3,216	(98)	18,906	(640)
Total temporarily impaired	$407,218	$(14,177)	$24,511	$(1,056)	$431,729	$(15,233)

The table above presents unrealized losses on held to maturity securities since the date of the securities purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of March 31, 2017 or December 31, 2016.

At March 31, 2017, there were 256 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 246 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2016, there were 271 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. The total number of securities in an unrealized loss position decreased from 271 individual securities at December 31, 2016 to 256 securities at March 31, 2017, primarily as a result of fluctuation in market interest rates. At March 31, 2017, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At both March 31, 2017 and December 31, 2016, the Company’s unrated municipal bonds comprised approximately 5.0%,  of the carrying value of the Company’s entire municipal bond portfolio.

Securities with carrying values of $227,922,000 and $237,036,000 were pledged at March 31, 2017 and December 31, 2016, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Certain mortgage backed securities with an aggregate market value of approximately $41,575,000 and $42,486,000 were pledged to secure overnight repurchase agreement borrowings as of March 31, 2017 and December 31, 2016, respectively. Fluctuations in the fair value of these securities, and/or the fluctuation in the balance of customer repurchase agreements and or public deposits, may result in the need to pledge additional securities against these sources of funding. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31,	December 31,
	2017	2016

	(In thousands)
Commercial and residential real estate	$1,800,194	$1,768,424
Construction	103,682	88,451
Commercial	451,708	432,083
Agricultural	15,878	16,690
Consumer	120,231	125,264
SBA	45,654	52,380
Other	32,447	31,778
Total gross loans	2,569,794	2,515,070
Deferred costs and (fees)	5	(61)
Loans, held for investment, net	2,569,799	2,515,009
Less allowance for loan losses	(23,175)	(23,250)
Net loans, held for investment	$2,546,624	$2,491,759

In the first quarter of 2017, the Company purchased $25.8 million in equipment leases included in commercial loans in the above table. During 2016, excluding the Home State transaction, the Company purchased $109.5 million in performing loans included in commercial and residential real estate and consumer loans in the above table. The Company recognized a $271,000 gain on the sale of its $2.0 million credit card loan portfolio during the first quarter 2017.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Balance, beginning of period	$23,250	$23,000
Provision for loan losses	5	16
Loans charged-off	(125)	(302)
Recoveries on loans previously
charged-off	45	311
Balance, end of period	$23,175	$23,025

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of March 31, 2017 PCI loans acquired in the Home State transaction are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three months ended March 31, 2017 and March 31, 2016. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(8)	(3)	(114)	(125)
Recoveries	14	6	25	45
Provision (credit)	(237)	(3)	245	5
Balance as of March 31, 2017	$19,851	$105	$3,219	$23,175

Balances at March 31, 2017:

Allowance for Loan Losses
Individually evaluated	$19	$-	$159	$178
Collectively evaluated	19,832	105	3,060	22,997
Total	$19,851	$105	$3,219	$23,175

Loans
Individually evaluated	$21,358	$2	$6,937	$28,297
Collectively evaluated	2,060,644	51,929	428,929	2,541,502
Total	$2,082,002	$51,931	$435,866	$2,569,799

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2016	$20,306	$71	$2,623	$23,000
Charge-offs	(204)	(2)	(96)	(302)
Recoveries	34	5	272	311
Provision (credit)	207	1	(192)	16
Balance as of March 31, 2016	$20,343	$75	$2,607	$23,025

Balances at December 31, 2016:

Allowance for Loan Losses
Individually evaluated	$29	$-	$193	$222
Collectively evaluated	20,053	105	2,870	23,028
Total	$20,082	$105	$3,063	$23,250

Loans
Individually evaluated	$22,728	$2	$7,645	$30,375
Collectively evaluated	2,024,524	55,182	404,928	2,484,634
Total	$2,047,252	$55,184	$412,573	$2,515,009

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

March 31, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$19,612	$21,201	$-	$20,045	$346
Construction	-	-	-	-	-
Commercial	850	856	-	536	17
Consumer	19	20	-	19	-
Other	1,050	1,917	-	934	6
Total	$21,531	$23,994	$-	$21,534	$369

Impaired loans with a related allowance:
Commercial and residential real estate	$1,034	$1,137	$11	$1,401	$11
Construction	-	-	-	-	-
Commercial	5,044	5,100	132	5,708	62
Consumer	291	372	8	299	2
Other	397	444	27	397	-
Total	$6,766	$7,053	$178	$7,805	$75

Total impaired loans:
Commercial and residential real estate	$20,646	$22,338	$11	$21,446	$357
Construction	-	-	-	-	-
Commercial	5,894	5,956	132	6,244	79
Consumer	310	392	8	318	2
Other	1,447	2,361	27	1,331	6
Total impaired loans	$28,297	$31,047	$178	$29,339	$444

December 31, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$20,477	$21,140	$-	$13,875	$1,911
Construction	-	-	-	592	-
Commercial	222	229	-	243	16
Consumer	18	19	-	117	2
Other	817	1,625	-	493	-
Total	$21,534	$23,013	$-	$15,320	$1,929

Impaired loans with a related allowance:
Commercial and residential real estate	$1,767	$1,890	$19	$8,590	$44
Construction	-	-	-	-	-
Commercial	6,371	6,423	155	2,937	309
Consumer	306	383	9	389	9
Other	397	444	39	348	-
Total	$8,841	$9,140	$222	$12,264	$362

Total impaired loans:
Commercial and residential real estate	$22,244	$23,030	$19	$22,465	$1,955
Construction	-	-	-	592	-
Commercial	6,593	6,652	155	3,180	325
Consumer	324	402	9	506	11
Other	1,214	2,069	39	841	-
Total impaired loans	$30,375	$32,153	$222	$27,584	$2,291

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $90,000 for the three months ended March 31, 2017 and $75,000 for the three months ended March 31, 2016. During the three months ended March 31, 2016, approximately $124,000 in cash-basis interest income was recognized on the Company’s largest nonaccrual loan. This loan was moved into accruing status in September 2016. No cash-basis interest income was recognized in the first three months of 2017.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

March 31, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,951	$-	$2,539	$4,490	$1,800,198
Construction	-	-	-	-	103,682
Commercial	858	-	1,022	1,880	451,709
Consumer	280	-	191	471	120,231
Other	769	-	1,350	2,119	93,979
Total	$3,858	$-	$5,102	$8,960	$2,569,799

December 31, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,258	$-	$2,835	$4,093	$1,768,381
Construction	-	-	-	-	88,449
Commercial	37	-	1,094	1,131	432,072
Consumer	42	-	201	243	125,261
Other	-	-	1,117	1,117	100,846
Total	$1,337	$-	$5,247	$6,584	$2,515,009

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

March 31, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,777,228	$103,682	$447,573	$119,910	$91,457	$2,539,850
Substandard	22,966	-	4,135	321	2,522	29,944
Doubtful	-	-	-	-	-	-
Subtotal	1,800,194	103,682	451,708	120,231	93,979	2,569,794
Deferred costs and fees	4	-	1	-	-	5
Loans, held for investment, net	$1,800,198	$103,682	$451,709	$120,231	$93,979	$2,569,799

December 31, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,742,974	$88,451	$427,278	$124,932	$98,561	$2,482,196
Substandard	25,450	-	4,805	332	2,287	32,874
Doubtful	-	-	-	-	-	-
Subtotal	1,768,424	88,451	432,083	125,264	100,848	2,515,070
Deferred costs and fees	(43)	(2)	(11)	(3)	(2)	(61)
Loans, held for investment, net	$1,768,381	$88,449	$432,072	$125,261	$100,846	$2,515,009

The book balance of TDRs at March 31, 2017 and December 31, 2016 was $23,554,000 and $25,219,000, respectively. Management established approximately $50,000 and $74,000 in specific reserves for these loans as of March 31, 2017 and December 31, 2016, respectively. The Company had an additional $3,586,000 and $2,238,000 committed on loans classified as TDRs at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, the terms of five loans totaling $1,031,000, were modified in troubled debt restructurings. The modification of the terms of such loans included three restructurings of payment terms and two loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower's financial strength.

During the three months ended March 31, 2016 there were no modifications of loans designated as TDRs. There were no material charge offs or provisions recorded during the three months ended March 31, 2017 or March 31, 2016 on loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the three months ended March 31, 2017 or March 31, 2016.

(5)Goodwill and Other Intangible Assets

The Company recognized $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016. Current estimates of the fair value of acquired assets and liabilities assumed remain subject to change, up to twelve months following the transaction if additional information becomes available impacting acquisition date fair values. Subsequent changes to estimates of acquisition date fair value would impact the amount recognized as goodwill.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2017, the Company had intangible assets comprised of its core deposit intangible assets and customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful Life	2017	2016

		(In thousands)
Core deposit intangible assets	10 - 15 years	$74,087	$74,087
Core deposit intangible assets accumulated amortization		(63,614)	(63,112)
Core deposit intangible assets, net		$10,473	$10,975

Customer relationship intangible assets	10 years	6,243	6,243
Customer relationship intangible assets accumulated amortization		(2,048)	(1,901)
Customer relationship intangible assets, net		$4,195	$4,342

Total other intangible assets, net		$14,668	$15,317

(6)Borrowings

At March 31, 2017, the Company’s outstanding borrowings were $162,832,000 as compared to $197,168,000 at December 31, 2016. These borrowings at March 31, 2017 consisted of $72,432,000 in term notes  and $90,400,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2016, outstanding borrowings consisted of $72,477,000 of term notes and $124,691,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 0.97% at March 31, 2017. The Company has five term notes with the FHLB. Three of the term notes have fixed interest rates, the first is a  $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity; it is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate at the discretion of the FHLB. The second fixed rate term note of $1,740,000 carries an interest rate of 5.63% and matures August 30, 2017. The third fixed rate term note of $643,000 carries an interest rate of 6.38% and matured April 10, 2017. As a result of the Home State transaction, the Company recognized a premium on Home State borrowings at acquisition of $90,000; the premium had a balance of $50,000 as of March 31, 2017. Additionally, the Company had two $25,000,000 variable rate term notes that mature on August 4, 2017 and March 7, 2018 and carry an interest rate that resets quarterly. As of March 31, 2017, the rates on our variable rate term notes were set at 1.11% and 1.07%, respectively.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $612,299,000 at March 31, 2017 and $597,202,000 at December 31, 2016. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $448,184,000 at March 31, 2017 and $400,102,000 at December 31, 2016.

In April 2017, the holding company renewed its agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. The holding company’s stock in the Bank is pledged as collateral to the line of credit. The line of credit matures on March 16, 2018. Under the credit agreement, the Company elects a fixed or floating interest rate on each advance. As of March 31, 2017 no amounts had been borrowed on the Wells Fargo line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At March 31, 2017 the Company’s outstanding subordinated debentures (the “Debentures”) consisted of $65,774,000 in debt, partially offset by $772,000 in debt issuance costs. At December 31, 2016 the Company’s outstanding Debentures consisted of $65,774,000 in debt, partially offset by $793,000 in debt issuance costs. As of March 31, 2017, the Company's Debentures bore a weighted average cost of funds of 5.01%.

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

The third issuance was executed on July 18, 2016 in anticipation of the Home State transaction, in order to fund the cash consideration to be paid to Home State shareholders in conjunction with the transaction. The issuance was comprised of $40,000,000 of 5.75% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due July 20, 2026. The Notes initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of March 31, 2017, the Company was in compliance with all financial covenants of the Debentures.

The Company had accrued, unpaid interest on its Debentures of approximately $702,000 at March 31, 2017 and approximately $1,286,000 at December 31, 2016. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2017, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at March 31, 2017 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2017	Variable	LIBOR + 2.65%	3.67%	7/15/2017
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2017	Variable	LIBOR + 3.10%	4.12%	7/7/2017
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On April 7, 2017, the rate on the Guaranty Capital Trust III subordinated debentures reset to 4.26%. On April 15, 2017, the rate on the CenBank Trust III subordinated debentures reset to 3.81%. The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes turn to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2017	December 31, 2016

	(In thousands)
Commitments to extend credit:
Variable	$428,711	$436,546
Fixed	121,764	95,607
Total commitments to extend credit	$550,475	$532,153

Standby letters of credit	$11,487	$10,292

At March 31, 2017, the rates on the fixed rate commitments to extend credit ranged from 1.95% to 7.00%.

A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being fully drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.

A commitment to extend credit under an overdraft protection agreement is a commitment for a possible future extension of credit to an existing deposit customer. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. A majority of letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments if deemed necessary.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at March 31, 2017
State and municipal securities	$-	$49,255	$31,674	$80,929
Mortgage-backed securities – agency /
residential	-	124,545	-	124,545
Mortgage-backed securities – private /
residential	-	265	-	265
Corporate securities	-	91,269	-	91,269
Collateralized loan obligations	-	21,272		21,272
Interest rate swaps - cash flow hedge	-	(1,668)	-	(1,668)

Assets/(Liabilities) at December 31, 2016
State and municipal securities	$-	$49,856	$31,752	$81,608
Mortgage-backed securities – agency /
residential	-	129,832	-	129,832
Mortgage-backed securities – private /
residential	-	265	-	265
Corporate securities	-	86,246	-	86,246
Collateralized loan obligations	-	26,277		26,277
Interest rate swaps - cash flow hedge	-	(1,929)	-	(1,929)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the three months ended March 31, 2017.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and March 31, 2016:

State and Municipal Securities
Three Months Ended March 31, 2017

(In thousands)
Beginning balance January 1, 2017	$31,752
Total unrealized gains (losses) included in:
Net income	2
Other comprehensive income (loss)	-
Sales, calls and prepayments	(80)
Transfers in and (out) of Level 3	-
Balance March 31, 2017	$31,674

State and Municipal Securities
Three Months Ended March 31, 2016

(In thousands)
Beginning balance January 1, 2016	$32,040
Total unrealized gains (losses) included in:
Net income	1
Other comprehensive income (loss)	-
Sales, calls and prepayments	(53)
Transfers in and (out) of Level 3	-
Balance March 31, 2016	$31,988

For the three months ended March 31, 2017 and March 31, 2016, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three months ended March 31, 2017 and March 31, 2016, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at March 31, 2017 and December 31, 2016:

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,674	discounted cash flow	discount rate	2.39%-4.75%
Total	$31,674

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,752	discounted cash flow	discount rate	2.29%-4.75%
Total	$31,752

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of March 31, 2017 and December 31, 2016.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of March 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,513	$40,513	$-	$-	$40,513
Time deposits with banks	254	254	-	-	254
Securities available for sale	318,280	-	286,606	31,674	318,280
Securities held to maturity	243,452	-	237,535	2,822	240,357
Bank stocks	23,014	n/a	n/a	n/a	n/a
Loans held for sale	951	1,046	-	-	1,046
Loans held for investment, net	2,546,624	-	-	2,538,697	2,538,697
Accrued interest receivable	10,778	-	10,778	-	10,778

Financial liabilities:
Deposits	$2,765,630	$-	$2,763,107	$-	$2,763,107
Federal funds purchased and sold under
agreements to repurchase	34,457	-	34,457	-	34,457
Short-term borrowings	90,400	-	90,400	-	90,400
Subordinated debentures	65,002	-	-	60,378	60,378
Long-term borrowings	72,432	-	72,561	-	72,561
Accrued interest payable	1,185	-	1,185	-	1,185
Interest rate swap - cash flow hedge	1,668	-	1,668	-	1,668

		Fair Value Measurements at December 31, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,111	$50,111	$-	$-	$50,111
Time deposits with banks	254	254	-	-	254
Securities available for sale	324,228	-	292,476	31,752	324,228
Securities held to maturity	243,979	-	236,857	2,547	239,404
Bank stocks	22,649	n/a	n/a	n/a	n/a
Loans held for sale	4,129	4,542	-	-	4,542
Loans held for investment, net	2,491,759	-	-	2,504,144	2,504,144
Accrued interest receivable	9,825	-	9,825	-	9,825

Financial liabilities:
Deposits	$2,699,084	$-	$2,696,766	$-	$2,696,766
Federal funds purchased and sold under
agreements to repurchase	36,948	-	36,948	-	36,948
Short-term borrowings	124,691	-	124,691	-	124,691
Subordinated debentures	64,981	-	-	60,048	60,048
Long-term borrowings	72,477	-	72,769	-	72,769
Accrued interest payable	1,661	-	1,661	-	1,661
Interest rate swap - cash flow hedge	1,929	-	1,929	-	1,929

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2017 and December 31, 2016:

	Balance	Fair Value
	Sheet	March 31,	December 31,
	Location	2017	2016

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$1,668	$1,929

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2017, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of March 31, 2017 and December 31, 2016 is included in the table below:

	March 31, 2017	December 31, 2016

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	3.6 years	3.9 years
Unrealized gains (losses)	$(1,668)	$(1,929)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three months ended March 31, 2017 and March 31, 2016, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $690,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three months ended March 31, 2017 and March 31, 2016:

	Income	Three Months Ended
Interest Rate Swaps with	Statement	March 31,
Hedge Designation	Location	2017	2016

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$27	$(882)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	135	102

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2017 had posted $3,813,000 against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

(11)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2017 and March 31, 2016:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, January 1, 2016	$(1,803)	$(1,477)	$(1,525)	$(4,805)
Other comprehensive income (loss)
before reclassifications, net of tax	1,240	-	(882)	358
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(28)	66	102	140
Net other comprehensive income (loss)	1,212	66	(780)	498
Balance, March 31, 2016	$(591)	$(1,411)	$(2,305)	$(4,307)

Balance, January 1, 2017	$(3,913)	$(1,678)	$(1,135)	$(6,726)
Other comprehensive income (loss)
before reclassifications, net of tax	76	-	27	103
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	72	135	207
Net other comprehensive income (loss)	76	72	162	310
Balance, March 31, 2017	$(3,837)	$(1,606)	$(973)	$(6,416)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2017 and March 31, 2016:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Income Statement Line Item
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Unrealized gains and losses on
available for sale securities	$-	$(45)	(Gain) loss on the sale of securities
	-	17	Income tax effect
	$-	$(28)	Net income
Unrealized gains and losses on
held to maturity securities	$116	$107	Interest income
	(44)	(41)	Income tax effect
	$72	$66	Net income
Unrealized gains and losses on
cash flow hedges	$217	$165	Interest expense
	(82)	(63)	Income tax effect
	$135	$102	Net income

Total reclassifications for the period	$207	$140	Net income

(12)Stock-Based Compensation

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

Stock-based compensation awards issuable under the 2015 Plan include, and that were issuable under the Incentive Plan included, the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided for, and the 2015 Plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

Prior to the vesting of stock awards that are subject to a service vesting condition, each grantee has the rights of a stockholder with respect to voting the shares of stock represented by the award. The grantee is not entitled to dividend rights with respect to the shares of stock until vesting occurs. Prior to vesting of the stock awards with performance vesting conditions, each grantee has the rights of a stockholder with respect to voting of the shares of stock represented by the award. The recipient is generally not entitled to dividend rights with respect to unvested shares. Other than the stock awards with service and performance-based vesting conditions, no other grants have been made under the Incentive Plan or the 2015 Plan.

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of March 31, 2017, there were 264,320 and 223,536 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of March 31, 2017, there were 628,700 shares remaining available for grant under the 2015 Plan.

Of the 487,856 shares represented by unvested awards at March 31, 2017,  approximately 466,000 shares are expected to vest. At March 31, 2017 there were 291,879 shares of restricted stock outstanding that were subject to a performance condition. As of March 31, 2017, management expects that approximately 280,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through February 2017. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2015, 2016 and 2017 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of March 31, 2017, management expected that all of the performance awards made in 2014, 2015, 2016 and 2017 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the accrual of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the three months ended March 31, 2017 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2017	513,187	$14.39
Awarded	102,236	24.80
Forfeited	(4,160)	15.20
Vested	(123,407)	13.60
Unearned at March 31, 2017	487,856	$16.77

The Company recognized $748,000 and $837,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2017 and March 31, 2016, respectively. The income tax benefit recognized on share-based compensation recorded during the three months ended March 31, 2017 and March 31, 2016,  was $284,000 and $318,000, respectively. In addition to the tax benefit on recorded share-based compensation expense, the Company recognized an excess tax benefit of $511,000 and $320,000 during the three months ended March 31, 2017 and March 31, 2016, respectively. The excess tax benefit represents the appreciation of the stock price on vested restricted stock between the grant date and the vesting date multiplied by the number of shares vested during the period. The grant date fair value of restricted stock awards granted in the three months ended March 31, 2017 and March 31, 2016 was $2,535,000 and $2,308,000, respectively. The fair value of awards that vested in the three months ended March 31, 2017 and March 31, 2016 was approximately $3,024,000 and $2,742,000, respectively. At March 31, 2017,  compensation cost of $5,364,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.8 years.

(13)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at March 31, 2017	Ratio at December 31, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.39%	10.46%	7.00%	N/A
Guaranty Bank and Trust Company	12.48%	12.43%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.25%	11.34%	8.50%	N/A
Guaranty Bank and Trust Company	12.48%	12.43%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.44%	13.58%	10.50%	N/A
Guaranty Bank and Trust Company	13.29%	13.26%	10.50%	10.00%

Leverage Ratio
Consolidated	9.83%	9.81%	4.00%	N/A
Guaranty Bank and Trust Company	10.92%	10.76%	4.00%	5.00%

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report and Items 1, 1A, 7, 7A and 8 of our 2016 Annual Report on Form 10-K.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of two investment management firms, Private Capital Management LLC (“PCM”) and Cherry Hills Investment Advisors, Inc. (“CHIA”). On April 3, 2017, CHIA was consolidated into PCM. References to “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

On March 16, 2016, the Company entered into the Merger Agreement with Home State Bancorp, parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Company. The transaction closed on September 8, 2016 and substantially all integration activities were completed on November 7, 2016.

Through the Bank, we provide banking and other financial services throughout our targeted Colorado markets to small to medium-sized businesses, including the owners and employees of those businesses, and consumers. Our banking products and services include accepting demand and time deposits and originating commercial loans, real estate loans (including construction loans), SBA guaranteed loans and consumer loans. The Bank and PCM also provide wealth management solutions, including trust and investment management services. We derive our income primarily from interest (including loan origination fees) received on loans and, to a lesser extent, interest on investment securities and other fees received in connection with servicing loan and deposit accounts, trust and investment management services. Our major operating expenses include the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change
			Favorable
	2017	2016	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$31,341	$21,860	$9,481
Interest expense	3,169	1,865	(1,304)
Net interest income	28,172	19,995	8,177
Provision for loan losses	5	16	11
Net interest income after
provision for loan losses	28,167	19,979	8,188
Noninterest income	6,402	4,178	2,224
Noninterest expense	20,529	15,792	(4,737)
Income before income taxes	14,040	8,365	5,675
Income tax expense	4,200	2,510	(1,690)
Net income	$9,840	$5,855	$3,985

Common Share Data:
Basic earnings per common share	$0.35	$0.28	$0.07
Diluted earnings per common
share	$0.35	$0.27	$0.08
Average common shares
outstanding	27,867,558	21,184,892	6,682,666
Diluted average common shares
outstanding	28,090,179	21,398,559	6,691,620
Average equity to average assets	10.59%	9.50%	1.09%
Return on average equity	11.17%	10.50%	0.67%
Return on average assets	1.18%	1.00%	0.18%
Dividend payout ratio	35.45%	41.69%	(6.24)%

	March 31,	March 31,
	2017	2016	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.44%	13.31%	0.13%
Leverage ratio	9.83%	10.64%	(0.81)%
Loans(1), net of deferred costs and fees
to deposits	92.92%	97.73%	(4.81)%
Allowance for loan losses to loans (1),
net of deferred costs and fees	0.90%	1.26%	(0.36)%
Allowance for loan losses + unaccreted
discount to loans (1),
net of deferred costs and fees	1.43%	1.26%	0.17%
Allowance for loan losses to nonperforming loans	454.23%	171.82%	282.41%
Classified assets to allowance
and Tier 1 capital (2)	8.24%	11.56%	(3.32)%
Noninterest bearing deposits to
total deposits	31.39%	33.72%	(2.33)%
Time deposits to total deposits	14.75%	15.01%	(0.26)%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Net income increased $4.0 million to $9.8 million for the first quarter 2017, compared to $5.9 million for the same quarter in 2016, primarily due to an $8.2 million increase in net interest income and a $2.2 million increase in noninterest income, partially offset by a $4.7 million increase in noninterest expense and a $1.7 million increase in income tax expense. The $8.2 million increase in net interest income for the first quarter 2017, compared to the same quarter in 2016, was primarily due to an $898.4 million increase in average earning assets, partially offset by a $610.5 million increase in average interest-bearing liabilities. The $2.2 million increase in noninterest income for the first quarter 2017, compared to the same quarter in 2016, was primarily due to an increase in deposit service fees and investment management and trust fees, mostly due to deposits and assets under management acquired in the Home State transaction. The $4.7 million increase in noninterest expense for the first quarter 2017, compared to the first quarter 2016, was mostly due to a $3.1 million increase in salaries and employee benefits as well as smaller increases in several other categories of noninterest expense. The Company’s full-time equivalent employees (FTE) grew from 364 at March 31, 2016 to 498 at March 31, 2017, mostly due to employees retained in the Home State transaction.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended March 31, 2017 and the prior four quarters:

Table 2

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in thousands)
Net interest income	$28,172	$27,822	$22,750	$19,821	$19,995
Interest rate spread	3.45%	3.38%	3.45%	3.39%	3.44%
Net interest margin	3.65%	3.58%	3.66%	3.57%	3.60%
Net interest margin, fully tax
equivalent	3.76%	3.68%	3.75%	3.65%	3.68%
Loan yield	4.37%	4.44%	4.41%	4.15%	4.17%
Average cost of interest-bearing
liabilities (including
noninterest-bearing deposits)	0.43%	0.40%	0.44%	0.39%	0.35%
Average cost of deposits
(including noninterest-
bearing deposits)	0.23%	0.22%	0.23%	0.23%	0.22%

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant annualized yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases while interest thereon is excluded from the computation of yield earned.

Table 3

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs (1)(2)(3)
and fees (1)(2)(3)	$2,540,421	$27,392	4.37%	$1,818,001	$18,854	4.17%
Investment securities (1)
Taxable	361,799	2,315	2.59%	301,604	1,960	2.61%
Tax-exempt	202,094	1,237	2.48%	90,929	731	3.23%
Bank Stocks (4)	24,237	389	6.51%	20,901	311	5.98%
Other earning assets	4,097	8	0.79%	2,812	4	0.57%
Total interest-earning assets	3,132,648	31,341	4.06%	2,234,247	21,860	3.94%
Non-earning assets:
Cash and due from banks	35,533			24,982
Other assets	205,972			99,951
Total assets	$3,374,153			$2,359,180

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$772,880	$357	0.19%	$377,777	$92	0.10%
Money market	490,430	333	0.28%	402,008	258	0.26%
Savings	171,738	47	0.11%	152,853	42	0.11%
Time certificates of deposit	374,065	800	0.87%	274,363	615	0.90%
Total interest-bearing deposits	1,809,113	1,537	0.34%	1,207,001	1,007	0.34%
Borrowings:
Repurchase agreements	36,466	17	0.19%	20,937	10	0.19%
Federal funds purchased (5)	1	-	1.46%	1	-	0.98%
Subordinated debentures	64,993	844	5.27%	25,774	225	3.51%
Borrowings	210,680	771	1.48%	257,016	623	0.97%
Total interest-bearing liabilities	2,121,253	3,169	0.61%	1,510,729	1,865	0.50%
Noninterest bearing liabilities:
Demand deposits	880,231			611,736
Other liabilities	15,381			12,536
Total liabilities	3,016,865			2,135,001
Stockholders' Equity	357,288			224,179
Total liabilities and stockholders' equity	$3,374,153			$2,359,180

Net interest income		$28,172			$19,995
Net interest margin			3.65%			3.60%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis. Net interest margin on a fully tax-equivalent basis would have been 3.76% and 3.68% for the three months ended March 31, 2017 and March 31, 2016, respectively. The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38%.

(2) The loan average balances and rates include nonaccrual loans.
(3) Net loan fees (costs) of $(0.1) million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively, are included in the yield computation.
(4) Includes Federal Reserve Bank stock, Federal Home Loan Bank stock, Bankers’ Bank of the West stock and Pacific Coast Bankers’ Bank stock.
(5) The interest expense related to federal funds purchased for the first quarter 2017 and the first quarter 2016 rounded to zero.

The net interest margin and loan yield are impacted by volatility in accretion of acquired loan discount. The effects of the accretion on net interest margin and loan yield are outlined in the following table for the periods indicated:

Table 4

	Three Months Ended
	March 31, 2017		March 31, 2016
	Net Interest Margin	Loan Yield	Net Interest Margin	Loan Yield
Reported	3.65%	4.37%	3.60%	4.17%
Less: Accelerated accretion of acquired
loan discount from early payoffs	(0.04)%	(0.05)%	-%	-%
Subtotal	3.61%	4.32%	3.60%	4.17%
Less: Accretion of acquired loan discount
not attributable to early payoffs	(0.06)%	(0.07)%	-%	-%
Excluding total accretion of loan
acquisition discount	3.55%	4.25%	3.60%	4.17%
Total accretion of loan acquisition discount	(0.10)%	(0.12)%	-%	-%

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

Table 5

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$8,538	$776	$7,762
Investment Securities
Taxable	355	(30)	385
Tax-exempt	506	(123)	629
Bank Stocks	78	26	52
Other earning assets	4	2	2
Total interest income	9,481	651	8,830

Interest expense:
Deposits:
Interest-bearing demand
and NOW	265	122	143
Money market	75	16	59
Savings	5	-	5
Time certificates of deposit	185	(27)	212
Repurchase agreements	7	-	7
Subordinated debentures	619	150	469
Borrowings	148	229	(81)
Total interest expense	1,304	490	814
Net interest income	$8,177	$161	$8,016

Net interest margin increased to 3.65% for the first quarter 2017, compared to 3.58% for the fourth quarter 2016 and 3.60% for the first quarter 2016, primarily due to an increase in the yield on average earning assets. The yield on average earnings assets increased to 4.06% for the first quarter 2017, compared to 3.96% for the fourth quarter 2016 and 3.94% for the first quarter 2016. The accretion of the discount on acquired loans had a ten basis point favorable impact on the net interest margin for first quarter 2017, compared to a 14 basis point favorable impact on the net interest margin for the fourth quarter 2016 and no impact on the net interest margin for the first quarter 2016. The cost of interest-bearing liabilities increased to 0.61% for the first quarter 2017, compared to 0.58% for the fourth quarter 2016 and 0.50% for the first quarter 2016. The average cost of interest-bearing liabilities for both the first quarter 2017 and fourth quarter 2016 were impacted by the July 2016 issuance of $40.0 million of unsecured fixed-to-floating rate subordinated notes, bearing an initial interest rate of 5.75% through July 2021. The average cost of deposits, including demand deposits, was 0.23% for the first quarter 2017, compared to 0.22% for both the fourth and first quarters of 2016.

Net interest income increased $8.2 million in the first quarter 2017, compared to the same quarter in 2016, due to a $9.5 million increase in interest income, partially offset by a $1.3 million increase in interest expense. The increase in interest income was mostly the result of an $898.4 million increase in average earning assets in the first quarter 2017 compared to the same quarter in 2016, and $0.8 million related to accretion of the discount on acquired loans. The increase in interest expense in the first quarter 2017, compared to the same quarter in 2016, was primarily due to a $0.6 million increase in interest expense on subordinated debt and a $0.5 million increase in interest expense on deposits. Interest expense on deposits increased in the first quarter 2017, compared to the same quarter in 2016, due to a $602.1 million increase in average interest-bearing deposit balances.

Compared to the fourth quarter 2016, net interest income increased by $0.4 million in the first quarter 2017 reflecting a $0.5 million increase in interest income, partially offset by a $0.2 million increase in interest expense. The increase in interest income during the first quarter 2017, compared to the fourth quarter 2016, was primarily due to a $119.4 million increase in average loans, partially offset by a $14.4 million decrease in average investments. The increase in interest expense in the first quarter 2017, compared to the fourth quarter 2016, was mostly due to a $67.9 million increase in average interest-bearing liabilities, primarily consisting of overnight borrowings utilized to fund the increase in loans.

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

In the first quarter 2017, we recorded an immaterial provision for loan losses, compared to an immaterial provision for loan losses in the first quarter 2016 and a $0.1 million provision for loan losses in the fourth quarter 2016. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2017.

Net charge-offs were $0.1 million in both the first quarter 2017 and the fourth quarter 2016, compared to immaterial net recoveries in the first quarter 2016.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands)
Noninterest income:
Deposit service and other fees	$3,280	$3,405	$2,581	$2,292	$2,169
Investment management and trust	1,521	1,563	1,333	1,276	1,280
Increase in cash surrender value of
life insurance	595	607	490	460	448
Gain (loss) on sale of securities	-	49	(66)	(101)	45
Gain on sale of SBA loans	381	401	208	110	154
Other	625	207	159	105	82
Total noninterest income	$6,402	$6,232	$4,705	$4,142	$4,178

First quarter 2017 noninterest income was $6.4 million, compared to $6.2 million in the fourth quarter 2016 and $4.2 million for the first quarter 2016. The $0.2 million increase in noninterest income for the first quarter 2017, compared to the fourth quarter 2016, was primarily due to a $0.3 million gain on sale of our $2.0 million credit card loan portfolio during the first quarter 2017. The $2.2 million increase in noninterest income for the first quarter 2017, compared to the first quarter 2016, was attributable to a $1.1 million increase in deposit service and other fees, a $0.2 million increase in investment management and trust fees, a $0.2 million increase in the gain on sales of SBA loans, and a $0.5 million increase in other noninterest income. The increases in deposit service and other fees and investment management and trust fees were mostly due to the impact of deposits and assets under management acquired in the 2016 Home State transaction. The $0.5 million increase in other noninterest income in the first quarter 2017, compared to the first quarter 2016, was primarily due to the $0.3 million gain on sale of the Company’s credit card loan portfolio, discussed above.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 7

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$11,926	$12,654	$10,984	$8,520	$8,788
Occupancy expense	1,552	1,834	1,417	1,261	1,375
Furniture and equipment	945	789	750	713	818
Amortization of intangible assets	649	689	389	239	240
Other real estate owned, net	68	4	20	5	2
Insurance and assessments	706	496	608	597	613
Professional fees	974	914	962	906	857
Impairment of long-lived assets	190	185	-	-	-
Other general and administrative	3,519	5,672	3,494	2,893	3,099
Total noninterest expense	$20,529	$23,237	$18,624	$15,134	$15,792

First quarter 2017 noninterest expense decreased $2.7 million to $20.5 million, compared to $23.2 million in the fourth quarter 2016, primarily due to $3.0 million in merger-related expenses incurred in the fourth quarter 2016. The $3.0 million in merger-related expenses incurred in the fourth quarter 2016 consisted of $0.5 million in salaries and employee benefits and $2.5 million in other general and administrative expense.

Noninterest expense increased by $4.7 million in the first quarter 2017, compared to the first quarter 2016, primarily due to a $3.1 million increase in salaries and employee benefits, a $0.2 million increase in occupancy expense, a $0.4 million increase in amortization of intangible assets, a $0.2 million increase in impairment of long-lived assets, and a $0.4 million increase in other general and administrative expense. The $3.1 million increase in salaries and employee benefits in the first quarter 2017, compared to the same quarter in 2016, consisted of a $2.0 million increase in base salaries, a $0.7 million increase in the Company’s self-funded medical plan, and a $0.3 million increase in payroll taxes. Since March 31, 2016, the Company’s full-time equivalent employees (FTE) increased by 134 FTE to 498 FTE at March 31, 2017, primarily due to employees added in the Home State transaction. The $0.4 million increase in amortization of intangible assets in the first quarter 2017, compared to the same quarter in 2016, was primarily due to the intangible assets recorded in the Home State transaction. The $0.2 million impairment of long-lived assets in the first quarter 2017 was related to a real estate property that was transferred to held for sale at net realizable value. The $0.4 million increase in other general and administrative expense in the first quarter 2017, compared to the first quarter 2016, was related to increases in data processing and debit card interchange expense.

Income Taxes

Income tax expense was $4.2 million for the first quarter 2017, compared to $2.5 million for the first quarter 2016. The increase in taxes for the first quarter 2017 was primarily a result of the impact of the increase in pretax income. During the first quarter 2017, our effective tax rate was 29.9%, compared to 30.0% for the same period in 2016. The decrease in the effective tax rate was mostly due to an increase in the tax benefit related to restricted stock vestings. The effective tax rates for both first quarters of 2017 and 2016 were reduced by the impact of vested restricted stock during the period. During the first quarter 2017, 123,407 shares of restricted stock vested with a weighted average grant price of $13.60 and a weighted average fair value at vesting of $24.50. The increase in the value of these shares between the date of grant and the date of vesting resulted in the direct benefit to tax expense of approximately $511,000 in the first quarter 2017. In comparison, the direct benefit to tax expense from restricted stock vestings in the first quarter 2016 was $320,000.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 8

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(In thousands)
Cash and cash equivalents	$40,513	$50,111	$163,908	$30,446	$31,142
Time deposits with banks	254	254	504	-	-
Total investments	584,746	590,856	562,091	369,008	400,890
Total loans	2,570,750	2,519,138	2,412,999	1,898,543	1,830,246
Total assets	3,399,651	3,366,427	3,346,265	2,395,015	2,362,216
Earning assets	3,160,129	3,115,613	3,095,217	2,270,331	2,233,253
Deposits	2,765,630	2,699,084	2,752,112	1,847,361	1,872,717
FHLB Borrowings	162,832	197,168	122,521	261,600	205,900

At March 31, 2017, the Company had total assets of $3.4 billion, reflecting an increase of $1.0 billion compared to March 31, 2016, and an increase of $33.2 million compared to December 31, 2016. The increase in total assets year-over-year was comprised of a $740.5 million increase in loans, a $183.9 million increase in investments and a $66.1 million increase in goodwill and intangible assets. The increase in total assets was funded by an $892.9 million increase in deposits and a $15.7 million increase in securities sold under agreements to repurchase. During the third quarter 2016, the Company acquired $445.5 million in loans net of deferred costs and fees, and $769.7 million in deposits in the Home State transaction.

The $33.2 million increase in total assets during the first quarter 2017, compared to the fourth quarter 2016 was primarily due to a $51.6 million increase in loans, partially offset by a $9.6 million decrease in cash and a $6.1 million decrease in investments.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 9

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(In thousands)
Loans held for sale	$951	$4,129	$-	$-	$-
Commercial and residential real estate	1,800,194	1,768,424	1,752,113	1,428,397	1,307,854
Construction	103,682	88,451	75,603	26,497	87,753
Commercial	451,708	432,083	400,281	336,069	329,939
Consumer	120,231	125,264	81,766	66,539	66,829
Other	93,979	100,848	102,887	40,640	37,534
Total gross loans	2,570,745	2,519,199	2,412,650	1,898,142	1,829,909
Deferred costs and (fees)	5	(61)	349	401	337
Loans, net	2,570,750	2,519,138	2,412,999	1,898,543	1,830,246
Less allowance for loan losses	(23,175)	(23,250)	(23,300)	(23,050)	(23,025)
Net loans	$2,547,575	$2,495,888	$2,389,699	$1,875,493	$1,807,221

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 10

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(In thousands)
Beginning balance	$2,519,199	$2,412,650	$1,898,142	$1,829,909	$1,814,281
New credit extended	139,185	232,499	129,064	121,753	105,843
Acquisition of Home State Bank	-	-	445,529	-	-
Net existing credit advanced	111,821	142,448	153,390	87,524	50,482
Net pay-downs and maturities	(195,678)	(272,326)	(214,089)	(142,516)	(139,914)
Other	(3,782)	3,928	614	1,472	(783)
Gross loans	2,570,745	2,519,199	2,412,650	1,898,142	1,829,909
Deferred costs and (fees)	5	(61)	349	401	337
Loans, net	$2,570,750	$2,519,138	$2,412,999	$1,898,543	$1,830,246

Net change - loans outstanding	$51,612	$106,139	$514,456	$68,297	$15,710

During the first quarter 2017, loans net of deferred costs and fees increased $51.6 million, despite $195.7 million in net pay-downs and maturities during the quarter. In addition to contractual loan principal payments and maturities, the first quarter 2017 included $36.1 million in early payoffs related to our borrowers selling their assets or deploying excess cash, $33.3 million in payoffs due to our strategic decision to not match certain financing terms offered by competitors and $10.8 million in loan pay-downs related to fluctuations in loan balances to existing customers.

As compared to March 31, 2016, loans net of deferred costs and fees increased by $740.5 million. Excluding the $445.5 million in loans acquired from Home State, loans grew $295.0 million, or 16.1%, during the preceding 12 months. At March 31, 2017, our commercial and residential real estate portfolio included $477.4 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 43.9% at March 31, 2017, as compared to 43.1% at December 31, 2016 and 43.0% as of March 31, 2016.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 42% of capital at March 31, 2017,  compared to 40%

at December 31, 2016 and 34% at March 31, 2016. For the Bank, total commercial real estate loans represented 324% of capital at March 31, 2017, compared to 319% at December 31, 2016 and 351% at March 31, 2016. Including $445.5 million in loans acquired in the Home State transaction, the Bank’s commercial real estate loan portfolio increased by 78.3%  during the preceding 36 months. Excluding loans acquired in the Home State transaction, the balance of commercial real estate loans increased by 50.6% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to concentrations, most of our business activity is with customers in the state of Colorado. At March 31, 2017, we did not have any significant concentrations in any particular industry.

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

Table 11

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
	(Dollars in thousands)

Originated nonaccrual loans	$3,387	$3,345	$3,399	$13,326	$13,401
Purchased credit impaired loans	1,715	1,902	2,108	-	-
Accruing loans past due 90 days or more (1)	-	-	335	-	-
Total nonperforming loans	$5,102	$5,247	$5,842	$13,326	$13,401

Other real estate owned and foreclosed
assets	257	569	637	674	674
Total nonperforming assets	$5,359	$5,816	$6,479	$14,000	$14,075

Total classified assets	$30,201	$33,443	$34,675	$25,644	$27,191

Nonperforming troubled debt
restructurings	$359	$91	$78	$9,529	$3,815
Other nonperforming loans	4,743	5,156	5,764	3,797	9,586
Performing troubled debt restructurings	23,195	25,128	24,353	13,065	11,402
Allocated allowance for loan losses	(178)	(222)	(575)	(489)	(281)
Net carrying amount of impaired loans	$28,119	$30,153	$29,620	$25,902	$24,522

Accruing loans past due 30-89 days (1)	$3,858	$1,337	$2,157	$2,386	$1,398

Allowance for loan losses	$23,175	$23,250	$23,300	$23,050	$23,025

Unaccreted loan discount	$13,896	$14,682	$15,721	$-	$-

For the Three Months Ended:

Loans charged-off	$(125)	$(290)	$(72)	$(57)	$(302)
Recoveries	45	150	295	72	311
Net (charge-offs) recoveries	$(80)	$(140)	$223	$15	$9

Provision for loan losses	$5	$90	$27	$10	$16

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (2)	0.90%	0.92%	0.97%	1.21%	1.26%
Allowance for loan losses plus unaccreted
discount to loans, net
of deferred costs and fees (2)	1.43%	1.50%	1.61%	1.21%	1.26%
Allowance for loan losses to NPLs	454.23%	443.11%	398.84%	172.97%	171.82%
Annualized net charge-offs (recoveries) to
average loans	0.01%	0.02%	(0.04)%	-%	-%
Nonperforming assets to total assets	0.16%	0.17%	0.19%	0.58%	0.60%
Nonperforming loans to loans, net
of deferred costs and fees (2)	0.20%	0.21%	0.24%	0.70%	0.73%
Loans 30-89 days past due to loans, net
of deferred costs and fees (2)	0.15%	0.05%	0.09%	0.13%	0.08%
Texas ratio (3)	1.39%	1.55%	1.77%	5.17%	5.14%
Classified asset ratio (4)	8.24%	9.79%	10.69%	10.55%	11.56%
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

As of March 31, 2017, nonperforming loans decreased by $0.1 million, compared to December 31, 2016 and decreased by $8.3 million compared to March 31, 2016. The decrease in nonperforming loans at March 31, 2017, compared to March 31, 2016, included the return of a $9.4 million out-of-state loan syndication to performing status in the third quarter 2016. As a result of the Home State transaction, $2.1 million of nonperforming loans were acquired. As of March 31,  2017, no additional funds were committed to be advanced in connection with non-performing loans.

Net charge-offs of $0.1 million were recognized during the first quarter 2017 and the fourth quarter 2016 compared to immaterial net recoveries in the first quarter 2016.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $24.8 million at March 31, 2017, compared to $27.6 million at December 31, 2016 and $13.1 million at March 31, 2016. The increase in accruing loans adversely classified as of March 31, 2017, compared to March 31, 2016, was primarily a result of the third quarter 2016 return of a $9.4 million loan to accruing status and the classified loans acquired in the Home State transaction.

At March 31, 2017, classified assets represented 8.2% of bank level capital and allowance for loan losses, compared to 9.8% as of December 31, 2016 and 11.6% as of March 31, 2016.

In addition to adversely classified loans, we have loans that are considered to be “special mention” and “pass-watch” loans. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and considers potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of our allowance for loan losses for trends in the volume and severity of adversely classified, “special mention” and “pass-watch” list loans, which encompasses any loan with a classification of “pass-watch” or worse.

Other Real Estate Owned (OREO) was $0.3 million at March 31, 2017, $0.6 million at December 31, 2016 and $0.7 million at March 31, 2016.  The balance of OREO at March 31, 2017 was a single property, comprised of land, compared to two properties at March 31, 2016.

As of March 31, 2017, we had $23.5 million of loans with terms that were modified in troubled debt restructurings (TDRs) with a total allocated allowance for loan loss of $0.1 million. As of December 31, 2016, we had $25.2 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.1 million. At March 31, 2017, we had $3.6 million of unfunded commitments to borrowers whose loans were classified as TDRs.

All acquired loans are initially recorded at their estimated fair value which encompasses an estimate of credit losses. The table below presents two alternative views of credit risk coverage ratios for loans, reflecting adjustments for acquired loans and the associated purchase accounting discount:

Table 12

	Loans	Allowance / Discount		Allowance over Loans Ratio
	(Dollars in thousands)
March 31, 2017 Reported Balance	$2,569,799	$23,175		0.90%
Unaccreted net loan discount	13,896	13,896	1
Adjusted March 31, 2017 Balance	$2,583,695	$37,071		1.43%
________________________

1 Unaccreted net loan discount relates to $445.5 million of acquired loans and is assigned specifically to those loans only. The discount represents the remaining acquisition date fair value adjustment based on market, liquidity, interest rate risk and credit risk and is being accreted into interest income over the remaining life of the respective loans. Credit deterioration on acquired loans subsequent to purchase will result in recognition of additional provision for loan losses to the extent the recorded investment exceeds net realizable value. Further, additional provision for loan losses on acquired loans without credit deterioration will be recorded when probable incurred losses on the portfolio exceed the remaining unaccreted loan discount.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 13

	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$23,195	$25,128	$24,353	$13,065	$11,402
Allocated allowance for loan losses
on performing TDRs	(49)	(72)	(309)	(289)	(258)
Net investment in performing TDRs	$23,146	$25,056	$24,044	$12,776	$11,144

Nonperforming TDRs	$359	$91	$78	$9,529	$9,586
Allocated allowance for loan losses
on nonperforming TDRs	(1)	(2)	(1)	(1)	(2)
Net investment in nonperforming TDRs	$358	$89	$77	$9,528	$9,584

The following provides a rollforward of TDRs for the three month periods ended March 31, 2017 and March 31, 2016:

Table 14

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(113)	(1,026)	(1,139)
Charge-offs, net	-	-	-
New modifications	-	-	-
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	-	-	-
Balance at March 31, 2016	$11,402	$9,586	$20,988

Balance at January 1, 2017	$25,128	$91	$25,219
Principal repayments / advances	(2,664)	(10)	(2,674)
Charge-offs, net	-	(22)	(22)
New modifications	731	300	1,031
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at March 31, 2017	$23,195	$359	$23,554

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience and other significant factors affecting loan portfolio collectability including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements. Purchased loans are recorded at fair value upon acquisition, which includes an adjustment related to expected credit losses; as a result no allowance is recorded on these loans upon acquisition. Subsequent deterioration in the credit of purchased loans may result in provision for loan losses if the discount created upon acquisition is insufficient to absorb the impairment on a purchased loan and additional reserves are required.

The ratio of allowance for loan losses to total loans was 0.90% at March 31, 2017 compared to 0.92% at December 31, 2016 and 1.26% at March 31, 2016. The ratio of allowance for loan losses plus unaccreted loan discount to total loans was 1.43% at March 31, 2017.

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

During the first quarter 2017, we recorded an immaterial provision for loan losses, compared to a $0.1 million provision for loan losses in the fourth quarter 2016 and an immaterial provision for loan losses in the first quarter 2016. Management considered modest net loan charge-offs, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2017. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.2 million, or 0.8%, of the $23.2 million allowance for loan losses at March 31, 2017 relates to specific reserve allocations. This compares to a specific reserve of $0.2 million, or 1.0%, of the total allowance for loan losses at December 31, 2016.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 0.89% at March 31, 2017, compared to 0.92% at December 31, 2016 and 1.24% at March 31, 2016. The decrease in the general reserve as a percentage of loans between March 31, 2016 and March 31, 2017 was primarily due to the impact of loans acquired in the Home State transaction, which pursuant to generally accepted accounting principles, are recorded net of a fair value purchase discount upon acquisition and without an allowance for loan losses.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 15

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Balance, beginning of period	$23,250	$23,000
Loan charge-offs:
Commercial and residential real estate	(8)	(1)
Construction	-	(203)
Commercial	-	(55)
Consumer	(3)	(2)
Other	(114)	(41)
Total loan charge-offs	(125)	(302)

Loan recoveries:
Commercial and residential real estate	14	32
Construction	-	2
Commercial	3	159
Consumer	6	5
Other	22	113
Total loan recoveries	45	311
Net loan recoveries (charge-offs)	(80)	9
Provision for loan losses	5	16
Balance, end of period	$23,175	$23,025

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 16

	March 31,	December 31,	Increase	Percent
	2017	2016	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$80,929	$81,608	$(679)	(0.8)%
Mortgage-backed - agency / residential	124,545	129,832	(5,287)	(4.1)%
Mortgage-backed - private / residential	265	265	-	-%
Corporate	91,269	86,246	5,023	5.8%
Collateralized loan obligations	21,272	26,277	(5,005)	(19.0)%
Total securities available for sale	$318,280	$324,228	$(5,948)	(1.8)%

Securities held to maturity:
State and municipal	120,654	121,109	(455)	(0.4)%
Mortgage-backed - agency / residential	103,315	102,648	667	0.6%
Asset-backed	18,283	19,022	(739)	(3.9)%
Other	1,200	1,200	-	-%
Total securities held to maturity	$243,452	$243,979	$(527)	(0.2)%

The carrying value of our available for sale investment securities at March 31, 2017 was $318.3 million compared to the December 31, 2016 carrying value of $324.2 million. The $5.9 million decrease in available for sale securities from December 31, 2016 was primarily a result of net maturities and pay-downs.

The carrying value of our held to maturity securities at March  31, 2017 was $243.5 million as compared to $244.0 million at December 31, 2016.

At March 31, 2017  and December 31, 2016 our investment securities portfolio had an average effective duration of approximately 5.0 years and 5.3 years, respectively.

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

At March 31, 2017, there were 256 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 246 securities in an unrealized loss position, and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At March 31, 2017, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At March 31, 2017 and December 31, 2016, we held $23.0 million and $22.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 16 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 17

	At March 31, 2017		At December 31, 2016
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$868,189	31.39%	$916,632	33.96%
Interest-bearing demand and NOW	821,518	29.71%	767,523	28.44%
Money market	489,921	17.71%	484,664	17.96%
Savings	178,157	6.44%	164,478	6.09%
Time	407,845	14.75%	365,787	13.55%
Total deposits	$2,765,630	100.00%	$2,699,084	100.00%

Total deposits increased $66.5 million at March 31, 2017, compared to December 31, 2016. The increase in total deposits at March 31, 2017, compared to December 31, 2016 included a $24.5 million increase in non-maturing deposits and a $42.1 million increase in time deposits. The increase in time deposits was comprised of a $15.0 million increase in brokered time deposits and a $27.1 million increase in in-market time deposits.

Noninterest-bearing deposits as a percentage of total deposits were approximately 31.4% at March 31, 2017, compared to 34.0% at December 31, 2016. Noninterest-bearing deposits help reduce overall funding costs; however, due to the low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 14.8% of total deposits at March 31, 2017. The majority of the time deposit balance represented deposits of local customers, with $109.3 million representing brokered deposits, compared to $94.3 million at December 31, 2016. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At March 31, 2017, securities sold under agreements to repurchase were $34.5 million, compared to $36.9 million at December 31, 2016, and $18.7 million at March 31, 2016. Securities sold under agreements to repurchase acquired in the Home State transaction were $20.0 million as of September 8, 2016.

Borrowings and Subordinated Debentures

At March 31, 2017, our FHLB borrowings were $162.8 million compared to $197.2 million at December 31, 2016 and $205.9 million at March 31, 2016. At March 31, 2017, borrowings consisted of $72.4 million in term notes and $90.4 million in line of credit advances. At December 31, 2016, our FHLB borrowings consisted of $72.5 million in term notes and $124.7 million in line of credit advances. The total FHLB commitment, including balances outstanding, at March 31, 2017 and December 31, 2016 was $611.0 million and $597.2 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $448.2 million at March 31, 2017 which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at March 31, 2017 consisted of three fixed-rate term notes and two variable-rate term notes. The fixed-rate term notes that were acquired in the Home State transaction consisted of a $1.6 million note maturing on April 10, 2017 with an interest rate of 6.38% and a $1.7 million note maturing on August 30, 2017 with an interest rate of 5.63%. The third fixed-rate term note is a $20.0 million note maturing on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate note. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. The two variable-rate term notes of $25.0 million each bore interest rates of 1.11% and 1.07% at March 31, 2017. These notes mature on August 4, 2017 and March 7, 2018 and will be renewed annually for the next three to four years under our five year forward starting balance sheet swaps initiated in June 2013 and March 2014. The interest rate on our FHLB line of credit borrowing is variable and was 0.97% at March 31, 2017.

At March 31, 2017 the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.0 million,  comprised of $65.8 million in debt, partially offset by $0.8 million in debt issuance costs. At December 31, 2016, the balance of the Company’s Debentures was $65.0 million. As of March 31, 2017, the Company's Debentures bore a weighted average rate of 5.01%.

The Company’s Debentures were issued in three separate series. The first two issuances have maturities of 30 years from the date of issuance. These two issuances of Debentures were issued to trusts established by the Company, which in turn issued $25.0 million of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the Debentures subsequent to the first five or ten years, as applicable after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the Debentures or the preferred securities. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

The third series was issued in July 2016 in anticipation of the Home State transaction, in order to fund the cash consideration to be paid to Home State shareholders in conjunction with the transaction. The issuance was comprised of $40.0 million of 5.75% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due July 20, 2026. The Notes bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021 and thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to 3 Month LIBOR as determined by the applicable quarterly period, plus 4.73%.

In April 2017,  we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 16, 2018. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of March 31, 2017, no amounts had been borrowed on this line of credit.

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

The Bank made the one-time accumulated other comprehensive income (loss) (“AOCI”) opt-out election on its March 31, 2015 Call Report, which allowed community banks under $250 billion in total assets, who made the one-time opt-out election, to remove the impact of certain unrealized gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 150% for some loans, and adding the products together.

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2017, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 18

	Ratio at March 31, 2017	Ratio at December 31, 2016	Ratio at March 31, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.39%	10.46%	11.02%	7.00%	N/A
Guaranty Bank and Trust Company	12.48%	12.43%	12.19%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.25%	11.34%	12.18%	8.50%	N/A
Guaranty Bank and Trust Company	12.48%	12.43%	12.19%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.44%	13.58%	13.31%	10.50%	N/A
Guaranty Bank and Trust Company	13.29%	13.26%	13.32%	10.50%	10.00%

Leverage Ratio
Consolidated	9.83%	9.81%	10.64%	4.00%	N/A
Guaranty Bank and Trust Company	10.92%	10.76%	10.66%	4.00%	5.00%

At March 31, 2017, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated Tier 1 risk-based capital ratio and total risk-based capital ratios decreased relative to December 31, 2016 primarily due to an increase in risk-weighted assets during the first quarter 2017.

Compared to March 31, 2016, the Company’s Tier 1 risk-based capital ratio and total risk-based capital ratio decreased. The Home State transaction was financed through the issuance of $40.0 million in fixed-to-floating rate subordinated notes, which qualified for treatment as Tier 2 capital and by the issuance of common stock valued at $117.5 million, which qualified as Common Equity Tier 1 capital.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when and if declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November 2013. In February 2014, we increased the quarterly cash dividend to 5 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2014. In February 2015, we increased the quarterly cash dividend to 10 cents per share and paid quarterly dividends at this level through the fourth quarter of 2015. In February 2016, we increased the quarterly cash dividend to 11.5 cents per share and paid quarterly cash dividends at this level through the fourth quarter of 2016. In February 2017, we increased the quarterly cash dividend to 12.5 cents per share.

Our ability to pay dividends is subject to the restrictions of Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for the majority of our revenues. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the holding company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the holding company.

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At March 31, 2017, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 19

	March 31, 2017	December 31, 2016

	(In thousands)
Commitments to extend credit:
Variable	$428,711	$436,546
Fixed	121,764	95,607
Total commitments to extend credit	$550,475	$532,153

Standby letters of credit	$11,487	$10,292

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At March 31, 2017, the Company had $330.9 million in unencumbered securities, $40.5 million in cash and cash equivalents and $15.2 million in excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At March 31, 2017, the Bank had $448.2 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $2.9 million of availability with the Federal Reserve discount window.

At March 31, 2017, the Bank had $134.3 million of brokered deposits, of which $25.0 million were money market accounts, $13.3 million will mature in the second quarter 2017, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $57.1 million will mature during 2018 and $18.2 million will mature during 2019 and 2020. As of December 31, 2016, the Bank maintained $109.3 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of March 31, 2017, the holding company had approximately $2.4 million of cash on hand. On April 17, 2017, after receiving regulatory approval, the Bank’s Board of Directors approved an $18.7 million dividend to the holding company. We expect that this dividend will be sufficient to fund holding company operations and projected quarterly external stockholder dividends at the current rate through the remainder of 2017. In April 2017, the holding company renewed its credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At March 31, 2017, there were no funds drawn on the line of credit.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  There have been no changes during 2017 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The following table shows the projected net interest income increase or decrease over the 12 months following March 31, 2017 and March 31, 2016:

Table 20

Market Risk:

	Annualized Net Interest Income
	March 31, 2017	March 31, 2016
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,399	$462
200	2,003	525
100	1,004	172
Static	-	-
(100)	(5,601)	(1,276)
(200)	(5,561)	(759)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is mildly asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At March 31, 2017, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. At March 31, 2017, we have approximately $513.9 million in loans that are expected to reprice within thirty days of a change in the prime lending rate. For purposes of modeling interest rate risk, we assume that there is a simultaneous shift in all interest rate curves increasing yields on all new loans. We also assume that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude of 11% to 65% depending upon the type of deposit. Further, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a 3% reduction in the economic value of equity in a 100 basis point rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of March 31, 2017, our asset sensitivity had increased relative to March 31, 2016, primarily as a result of the overall asset sensitivity of the assets and liabilities acquired in the recent Home State transaction.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At March 31, 2017, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At March 31, 2017, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would result in a smaller decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2017.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the first quarter 2017.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
January 1 to January 31	-	$-	-	1,000,000
February 1 to February 28	36,316	24.54	-	1,000,000
March 1 to March 31	2,486	23.71	-	1,000,000
____________________	38,802	$24.49	-	1,000,000

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

3.4

Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2016).

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

i

Dated: April 28, 2017	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)