Form 10-Q
period 2017-06-30
Guaranty Bancorp
filed 2017-07-28
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 28,406,655 shares of the registrant’s common stock outstanding, of which 487,663 shares were in the form of unvested stock awards.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$46,582	$50,111

Time deposits with banks	254	254

Securities available for sale, at fair value	305,910	324,228
Securities held to maturity (fair value of $240,080 and $239,404
at June 30, 2017 and December 31, 2016)	240,899	243,979
Bank stocks, at cost	23,003	22,649
Total investments	569,812	590,856

Loans held for sale	887	4,129

Loans, held for investment, net of deferred costs and fees	2,577,585	2,515,009
Less allowance for loan losses	(23,125)	(23,250)
Net loans, held for investment	2,554,460	2,491,759

Premises and equipment, net	64,774	67,390
Other real estate owned and foreclosed assets	113	569
Goodwill	56,404	56,404
Other intangible assets, net	14,020	15,317
Bank-owned life insurance	74,050	65,538
Other assets	22,496	24,100
Total assets	$3,403,852	$3,366,427

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$876,043	$916,632
Interest-bearing demand and NOW	811,639	767,523
Money market	475,656	484,664
Savings	183,200	164,478
Time	417,085	365,787
Total deposits	2,763,623	2,699,084

Securities sold under agreement to repurchase	29,553	36,948
Federal Home Loan Bank line of credit borrowing	90,900	124,691
Federal Home Loan Bank term notes	71,772	72,477
Subordinated debentures, net	65,023	64,981
Interest payable and other liabilities	15,452	15,868
Total liabilities	3,036,323	3,014,049

Stockholders’ equity:
Common stock (1)	31	31
Additional paid-in capital - common stock	833,569	832,067
Accumulated deficit	(354,956)	(367,944)
Accumulated other comprehensive loss	(5,112)	(6,726)
Treasury stock, at cost, 2,400,809 and 2,361,882 shares, respectively	(106,003)	(105,050)
Total stockholders’ equity	367,529	352,378
Total liabilities and stockholders’ equity	$3,403,852	$3,366,427
____________________
(1)

Common stock—$0.001 par value; 40,000,000 shares authorized;  30,807,567 shares issued and 28,406,758 shares outstanding at June 30, 2017 (includes 487,994 shares of unvested restricted stock); 40,000,000 shares authorized; 30,695,886 shares issued and 28,334,004 shares outstanding at December 31, 2016 (includes 513,187 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$28,976	$19,057	$56,368	$37,911
Investment securities:
Taxable	2,356	1,753	4,671	3,713
Tax-exempt	1,243	757	2,480	1,488
Dividends	347	281	736	592
Federal funds sold and other	11	3	19	7
Total interest income	32,933	21,851	64,274	43,711
Interest expense:
Deposits	1,786	1,064	3,323	2,071
Securities sold under agreement to repurchase	15	8	32	18
Borrowings	777	733	1,548	1,356
Subordinated debentures	856	225	1,700	450
Total interest expense	3,434	2,030	6,603	3,895
Net interest income	29,499	19,821	57,671	39,816
Provision for loan losses	206	10	211	26
Net interest income, after provision for loan losses	29,293	19,811	57,460	39,790
Noninterest income:
Deposit service and other fees	3,545	2,292	6,825	4,461
Investment management and trust	1,483	1,276	3,004	2,556
Increase in cash surrender value of life insurance	615	460	1,210	908
Loss on sale of securities	-	(101)	-	(56)
Gain on sale of SBA loans	447	110	828	264
Other	252	105	877	187
Total noninterest income	6,342	4,142	12,744	8,320
Noninterest expense:
Salaries and employee benefits	11,247	8,520	23,173	17,308
Occupancy expense	1,674	1,261	3,226	2,636
Furniture and equipment	975	713	1,920	1,531
Amortization of intangible assets	648	239	1,297	479
Other real estate owned, net	126	5	194	7
Insurance and assessments	647	597	1,353	1,210
Professional fees	1,252	906	2,226	1,763
Impairment of long-lived assets	34	-	224	-
Other general and administrative	3,900	2,893	7,419	5,992
Total noninterest expense	20,503	15,134	41,032	30,926
Income before income taxes	15,132	8,819	29,172	17,184
Income tax expense	5,007	3,133	9,207	5,643
Net income	$10,125	$5,686	$19,965	$11,541

Earnings per common share–basic:	$0.36	$0.27	$0.72	$0.54
Earnings per common share–diluted:	0.36	0.27	0.71	0.54
Dividends declared per common share:	0.13	0.12	0.25	0.23

Weighted average common shares outstanding-basic:	27,913,082	21,242,520	27,890,446	21,213,706
Weighted average common shares outstanding-diluted:	28,095,871	21,378,349	28,120,746	21,437,781

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(In thousands)

Net income	$10,125	$5,686	$19,965	$11,541
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	2,036	788	2,158	2,789
Income tax effect	(774)	(299)	(820)	(1,060)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	129	114	245	221
Income tax effect	(49)	(43)	(93)	(84)
Reclassification adjustment for net losses (gains) included
in net income during the period	-	101	-	56
Income tax effect	-	(38)	-	(21)
Change in fair value of derivatives during the period	(264)	(510)	(220)	(1,933)
Income tax effect	101	194	84	735
Reclassification adjustment of losses on derivatives
during the period	202	263	419	428
Income tax effect	(77)	(100)	(159)	(163)
Other comprehensive income (loss)	1,304	470	1,614	968
Total comprehensive income	$11,429	$6,156	$21,579	$12,509

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2016	21,704,852	$712,334	$(103,743)	$(382,147)	$(4,805)	$221,639
Net income	-	-	-	11,541	-	11,541
Other comprehensive income	-	-	-	-	968	968
Stock compensation awards, net of forfeitures	152,935	-	-	-	-	-
Stock based compensation, net	-	1,566	-	-	-	1,566
Repurchase of common stock	(55,733)	-	(872)	-	-	(872)
Dividends paid	-	-	-	(4,884)	-	(4,884)
Balance, June 30, 2016	21,802,054	$713,900	$(104,615)	$(375,490)	$(3,837)	$229,958

Balance, January 1, 2017	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378
Net income	-	-	-	19,965	-	19,965
Other comprehensive income	-	-	-	-	1,614	1,614
Stock compensation awards, net of forfeitures	111,681	-	-	-	-	-
Stock based compensation, net	-	1,502	-	-	-	1,502
Repurchase of common stock	(38,927)	-	(953)	-	-	(953)
Dividends paid	-	-	-	(6,977)	-	(6,977)
Balance, June 30, 2017	28,406,758	$833,600	$(106,003)	$(354,956)	$(5,112)	$367,529

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016

	(In thousands)
Cash flows from operating activities:
Net income	$19,965	$11,541
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	2,775	1,692
Net amortization (accretion) on investment and loan portfolios	(458)	757
Provision for loan losses	211	26
Impairment of long-lived assets	224	-
Stock compensation, net	1,502	1,566
Dividends on bank stocks	(290)	(342)
Increase in cash surrender value of life insurance	(1,012)	(730)
Gain on sale of securities and SBA loans	(828)	(208)
Gain on the sale of other assets	(271)	(14)
Origination of SBA loans with intent to sell	(4,520)	(2,463)
Proceeds from the sale of SBA loans originated with intent to sell	6,700	3,252
Loss, net, and valuation adjustments on real estate owned	159	-
Net change in:
Interest receivable and other assets	3,166	2,015
Net deferred income tax assets	672	636
Interest payable and other liabilities	(290)	(1,511)
Net cash from operating activities	27,705	16,217
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	24,406	66,123
Purchases	(5,054)	(7,051)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	8,026	9,290
Purchases	(5,520)	(10,490)
Loan originations, net of principal collections	(6,841)	(60,931)
Loan purchases	(58,386)	(22,719)
Purchase of bank-owned life insurance contracts	(7,500)	-
Proceeds from sale of other assets	1,463	2,204
Proceeds from sales of other real estate owned and foreclosed assets	240	-
Proceeds from sale of SBA and other loans transferred to held for sale	3,817	-
Additions to premises and equipment	(672)	(934)
Net cash from investing activities	(46,021)	(24,508)
Cash flows from financing activities:
Net change in deposits	64,572	45,516
Repayment of Federal Home Loan Bank term notes	(669)	-
Net change in borrowings on Federal Home Loan Bank line of credit	(33,791)	(44,247)
Proceeds from Federal Home Loan Bank term advances	-	25,000
Cash dividends on common stock	(6,977)	(4,884)
Net change in repurchase agreements and federal funds purchased	(7,395)	(8,487)
Repurchase of common stock	(953)	(872)
Net cash from financing activities	14,787	12,026
Net change in cash and cash equivalents	(3,529)	3,735
Cash and cash equivalents, beginning of period	50,111	26,711
Cash and cash equivalents, end of period	$46,582	$30,446

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including: accepting time and demand deposits and originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiary Private Capital Management, LLC (“PCM”), provides wealth management services, including private banking, investment management and trust services. On April 3, 2017, Cherry Hills Investment Advisors, Inc., a previous wholly owned subsidiary of the Bank, was consolidated into PCM. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land, and consumer assets. Commercial loans are expected to be repaid from cash flow from the operations of businesses that have taken out the loans. There are no significant concentrations of loans to any one industry or customer. On September 8, 2016, the Company completed the acquisition of Home State Bancorp (“Home State”), based in Loveland, Colorado, in exchange for a combination of Company stock and cash. The transaction enhanced the Company’s balance sheet liquidity and supports the Company’s objective of serving the banking needs of northern Colorado business and consumer customers.

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

Certain information and note disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

(d)Loans and Loan Commitments

The Company extends commercial, real estate and consumer loans to customers. A substantial portion of the loan portfolio consists of commercial and real estate loans throughout the Front Range of Colorado. The ability of the Company’s borrowers to honor their loan contracts is generally dependent upon the real estate and general economic conditions prevailing in Colorado, among other factors.

Purchased loans, that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. As of June 30, 2017, $1,290,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition for one of or both of the following reasons: (1) management considered the collection of all contractually required payments probable, and (2) the loan demonstrated no evidence of credit deterioration since origination.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses, acquisition-related discounts and any deferred fees or costs. Acquired loans are recorded upon acquisition at fair value, with no associated allowance for loan loss. However, if subsequent to acquisition, the credit quality of an acquired loan deteriorates, an allowance may be required. Accounting for loans is performed consistently across all portfolio segments and classes.

A portfolio segment is defined in accounting guidance as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. A class is defined in accounting guidance as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.

Interest income is accrued on the unpaid principal balance of the Company’s loans. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Purchase discount or premium on acquired Non-PCI loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method, or taken into income when the related loans are paid off or sold. With respect to PCI loans, the “accretable yield”, calculated as the excess of undiscounted expected cash flows at acquisition over the fair value at acquisition, is accreted into income over the term of the loan assuming the amount and timing of cash flows are reasonably estimable.

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

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, which has been estimated to be 10 years. The Company has recognized three customer relationship intangible assets as a result of the acquisitions of PCM on July 31, 2012, Cherry Hills Investment Advisers Inc. on July 16, 2014 and Home State on September 8, 2016.

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

As of June 30, 2017, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 15, 2020. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. At June 30, 2017 and December 31, 2016, the Company had a net deferred tax asset of $2,990,000 and $4,846,000, respectively, which includes the deferred tax asset (liability) associated with the net unrealized loss (gain) on securities and interest rate swaps. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of June 30, 2017, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of June 30, 2017 or December 31, 2016.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2013 and is no longer subject to examination by the State of Colorado for years before 2012. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2017 and December 31, 2016, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Average common shares outstanding	27,913,082	21,242,520	27,890,446	21,213,706
Effect of dilutive unvested stock grants (1)	182,789	135,829	230,300	224,075
Average shares outstanding for calculated
diluted earnings per common share	28,095,871	21,378,349	28,120,746	21,437,781
_____________

(1) Unvested stock grants representing 487,994 shares at June 30, 2017 had a dilutive impact of 182,789 and 230,300 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2017, respectively. Unvested stock grants representing 554,591 shares at June 30, 2016 had a dilutive impact of 135,829 and 224,075 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2016, respectively.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In March 2016, the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Previously, excess tax benefits or deficiencies impacted stockholder’s equity directly to the extent there was a cumulative excess tax benefit. In the event that a tax deficiency had occurred during the reporting period and a cumulative excess tax benefit did not exist, the tax deficiency was recognized in income tax expense under previous GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock-based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016, however early adoption was permitted beginning in 2016. The Company adopted the provisions of the update in the fourth quarter 2016. During the first six months of 2017, $560,000 of excess tax benefits related to restricted stock vestings reduced income tax expense. Comparatively, excess tax benefits of $321,000 were retroactively recognized in the first six months of 2016, upon adoption in the fourth quarter 2016.

Recently Issued but not yet Effective Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. For public business entities, the amendments of this update are effective beginning with interim and annual reporting periods beginning after December 15, 2017. Interest income earned on financial instruments is outside of the scope of the update, and as a result the impact of the update is limited to certain components of noninterest income. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows and expects that the most significant impact will be the disaggregated disclosure of certain components of noninterest income.

While certain implementation issues relevant to our industry are still pending resolution, such as the applicability to interchange revenues, our preliminary conclusions reached as to the application of this new guidance are not expected to be significantly affected. We will continue to evaluate any impact, including changes to related disclosures, as additional guidance is issued and as our internal assessment progresses.

In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The disclosure of fair value of the loan portfolio will be impacted as the fair value will be calculated using an exit price. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at June 30, 2017, we anticipate total assets and total liabilities will increase between $8,200,000 and $9,800,000 as the result of additional leases being recognized on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP, a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since, reserves will be established for purchased loans at the time of acquisition under CECL, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers, the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee that is assessing our data and system needs and has begun initial discussions with an external vendor regarding the development of a CECL-compliant model and the gathering of the requisite data. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued accounting standards update 2016-15, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted. The provisions of the update outline the appropriate classification of debt extinguishment costs, repayment of debt instruments with insignificant coupons, contingent consideration payments made subsequent to a business combination, insurance proceeds, premiums and settlements on bank-owned life insurance policies, distributions from equity method investees, beneficial interest in securitizations and the appropriate classification of payments and receipts that contain aspects of multiple classes of cash flows. Management does not expect the update to materially impact the Company’s statement of cash flows, although the classification of certain items could shift relative to past presentation. For example, in 2014 the Company classified a $5.5 million prepayment penalty on debt extinguishment in Operating, under the provisions of the update if that penalty were incurred in 2018, it would be included in Financing.

In January 2017, the FASB issued accounting standards update 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net remaining amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued accounting standards update 2017-08, Premium Amortization on Purchased Callable Debt Securities. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2018. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

(m)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)Business Combination

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Home State, parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado, whereby Home State would merge into the Company. The transaction closed on September 8, 2016 with an aggregate transaction value of $152,478,000. The Merger Agreement provided that, subject to certain conditions, Home State shareholders would receive 6,533,756 shares of Company voting common stock valued at $117,477,000 based on the Company’s closing stock price on September 8, 2016 of $17.98, in addition to $35,001,000 in cash.

The transaction enhanced the Company’s balance sheet liquidity and supported the Company’s objective of serving the banking needs of northern Colorado business and consumer customers.

Goodwill of $56,404,000 was recognized in the transaction and represents expected synergies and cost savings resulting from combining the operations of Home State with those of the Company. Due to the tax-free structure of the transaction, the recognized goodwill was not deductible for tax purposes. The estimated fair value of assets acquired and liabilities assumed at acquisition were recorded on the Company’s balance sheet at the date of acquisition and subjected to limited measurement period adjustments in the fourth quarter 2016 as a result of receipt of final valuations. Recorded fair values of acquired assets and liabilities are subject to adjustment for up to one year from the date of the acquisition. There were no measurement period adjustments in the first or second quarter 2017.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the September 8, 2016 Home State transaction, and reflects all adjustments made to the fair value of the opening balance sheet through June 30, 2017:

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

No merger expenses relating to the Home State acquisition were incurred in the first or second quarter 2017 while pre-tax merger expenses of $675,000 and $347,000 were included in the Company’s results of operations in the first and second quarter 2016, respectively.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	June 30, 2017
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$81,660	$207	$(1,347)	$82,800
Mortgage-backed - agency / residential	120,354	269	(2,767)	122,852
Mortgage-backed - private / residential	225	4	-	221
Corporate	87,626	692	(1,170)	88,104
Collateralized loan obligations	16,045	11	(53)	16,087
Total securities available for sale	$305,910	$1,183	$(5,337)	$310,064

	December 31, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$81,608	$91	$(2,542)	$84,059
Mortgage-backed - agency / residential	129,832	347	(3,117)	132,602
Mortgage-backed - private / residential	265	-	(6)	271
Corporate	86,246	288	(1,357)	87,315
Collateralized loan obligations	26,277	50	(66)	26,293
Total securities available for sale	$324,228	$776	$(7,088)	$330,540

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
June 30, 2017:
State and municipal	$120,493	$1,376	$(1,088)	$120,205
Mortgage-backed - agency / residential	100,809	670	(1,810)	101,949
Asset-backed	17,578	100	(67)	17,545
Other	1,200	-	-	1,200
	$240,080	$2,146	$(2,965)	$240,899

December 31, 2016:
State and municipal	$118,734	$745	$(3,120)	$121,109
Mortgage-backed - agency / residential	100,565	507	(2,590)	102,648
Asset-backed	18,905	9	(126)	19,022
Other	1,200	-	-	1,200
	$239,404	$1,261	$(5,836)	$243,979

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In thousands)
Proceeds	$-	$33,013	$-	$52,481
Gross gains	-	939	-	1,052
Gross losses	-	(1,040)	-	(1,108)
Net tax (benefit) expense related to
gains (losses) on sale	-	(38)	-	(21)

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at June 30, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$-	$-
Due after one year through five years	21,027	20,852
Due after five years through ten years	80,902	82,298
Due after ten years	67,357	67,754
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	169,286	170,904
Mortgage-backed and collateralized
loan obligations	136,624	139,160
Total securities available for sale	$305,910	$310,064

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$340	$340
Due after one year through five years	11,887	11,679
Due after five years through ten years	74,451	74,568
Due after ten years	35,015	34,818
Total HTM, excluding MBS and asset-backed	121,693	121,405
Mortgage-backed and asset-backed	118,387	119,494
Total securities held to maturity	$240,080	$240,899

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$41,369	$(1,347)	$-	$-	$41,369	$(1,347)
Mortgage-backed - agency /
residential	82,869	(2,064)	14,638	(703)	97,507	(2,767)
Corporate	32,259	(884)	5,714	(286)	37,973	(1,170)
Collateralized loan obligations	9,546	(35)	3,500	(18)	13,046	(53)

Held to maturity:
State and municipal	72,729	(1,607)	1,636	(248)	74,365	(1,855)
Mortgage-backed - agency /
residential	82,436	(2,205)	2,878	(165)	85,314	(2,370)
Asset-backed	8,404	(219)	9,174	(192)	17,578	(411)
Total temporarily impaired	$329,612	$(8,361)	$37,540	$(1,612)	$367,152	$(9,973)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$47,434	$(2,542)	$-	$-	$47,434	$(2,542)
Mortgage-backed - agency /
residential	93,909	(2,782)	9,526	(335)	103,435	(3,117)
Mortgage-backed - private /
residential	265	(6)	-	-	265	(6)
Corporate	49,964	(1,042)	5,685	(315)	55,649	(1,357)
Collateralized loan obligations	9,077	(17)	5,488	(49)	14,565	(66)

Held to maturity:
State and municipal	90,959	(3,804)	596	(259)	91,555	(4,063)
Mortgage-backed - agency /
residential	99,920	(3,442)	-	-	99,920	(3,442)
Asset-backed	15,690	(542)	3,216	(98)	18,906	(640)
Total temporarily impaired	$407,218	$(14,177)	$24,511	$(1,056)	$431,729	$(15,233)

The table above presents unrealized losses on held to maturity securities since the date of each security’s purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of June 30, 2017 or December 31, 2016.

At June 30, 2017, there were 221 individual securities in an unrealized loss position, including 13 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 208 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2016, there were 271 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. The total number of securities in an unrealized loss position decreased from 271 individual securities at December 31, 2016 to 221 securities at June 30, 2017, primarily as a result of fluctuation in market interest rates. At June 30, 2017, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At both June 30, 2017 and December 31, 2016, the Company’s unrated municipal bonds comprised approximately 16.9% of the carrying value of the Company’s entire municipal bond portfolio.

Securities with carrying values of $238,404,000 and $237,036,000 were pledged at June 30, 2017 and December 31, 2016, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Certain mortgage backed securities with an aggregate market value of approximately $33,381,000 and $42,486,000 were pledged to secure overnight repurchase agreement borrowings as of June 30, 2017 and December 31, 2016, respectively. Fluctuations in the fair value of these securities, and/or the fluctuation in the balance of customer repurchase agreements and or public deposits, may result in the need to pledge additional securities against these sources of funding. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30,	December 31,
	2017	2016

	(In thousands)
Commercial and residential real estate	$1,799,114	$1,768,424
Construction	99,632	88,451
Commercial	451,701	432,083
Agricultural	15,510	16,690
Consumer	122,994	125,264
SBA	47,804	52,380
Other	40,676	31,778
Total gross loans	2,577,431	2,515,070
Deferred costs and (fees)	154	(61)
Loans, held for investment, net	2,577,585	2,515,009
Less allowance for loan losses	(23,125)	(23,250)
Net loans, held for investment	$2,554,460	$2,491,759

In the first six months of 2017, the Company purchased $58.4 million of performing loans included in commercial and consumer loans in the above table. During 2016, excluding the Home State transaction, the Company purchased $109.5 million in performing loans included in commercial and residential real estate and consumer loans in the above table. The Company recognized a $271,000 gain on the sale of its $2.0 million credit card loan portfolio during the first quarter 2017.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In thousands)
Balance, beginning of period	$23,175	$23,025	$23,250	$23,000
Provision for loan losses	206	10	211	26
Loans charged-off	(338)	(57)	(463)	(359)
Recoveries on loans previously
charged-off	82	72	127	383
Balance, end of period	$23,125	$23,050	$23,125	$23,050

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of June 30, 2017, PCI loans acquired in the Home State transaction are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three and six months ended June 30, 2017 and June 30, 2016. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(133)	(17)	(313)	(463)
Recoveries	65	7	55	127
Provision (credit)	(614)	98	727	211
Balance as of June 30, 2017	$19,400	$193	$3,532	$23,125

Balance as of April 1, 2017	$19,851	$105	$3,219	$23,175
Charge-offs	(125)	(14)	(199)	(338)
Recoveries	51	1	30	82
Provision (credit)	(377)	101	482	206
Balance as of June 30, 2017	$19,400	$193	$3,532	$23,125

Balances at June 30, 2017:

Allowance for Loan Losses
Individually evaluated	$23	$-	$421	$444
Collectively evaluated	19,377	193	3,111	22,681
Total	$19,400	$193	$3,532	$23,125

Loans
Individually evaluated	$21,233	$1	$6,796	$28,030
Collectively evaluated	2,056,871	57,036	435,648	2,549,555
Total	$2,078,104	$57,037	$442,444	$2,577,585

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2016	$20,306	$71	$2,623	$23,000
Charge-offs	(204)	(7)	(148)	(359)
Recoveries	85	11	287	383
Provision (credit)	(16)	-	42	26
Balance as of June 30, 2016	$20,171	$75	$2,804	$23,050

Allowance for Loan Losses
Balance as of April 1, 2016	$20,343	$75	$2,607	$23,025
Charge-offs	-	(5)	(52)	(57)
Recoveries	51	6	15	72
Provision (credit)	(223)	(1)	234	10
Balance as of June 30, 2016	$20,171	$75	$2,804	$23,050

Balances at December 31, 2016:

Allowance for Loan Losses
Individually evaluated	$29	$-	$193	$222
Collectively evaluated	20,053	105	2,870	23,028
Total	$20,082	$105	$3,063	$23,250

Loans
Individually evaluated	$22,728	$2	$7,645	$30,375
Collectively evaluated	2,024,524	55,182	404,928	2,484,634
Total	$2,047,252	$55,184	$412,573	$2,515,009

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

June 30, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$20,788	$21,922	$-	$20,292	$728
Construction	-	-	-	-	-
Commercial	1,510	1,518	-	861	107
Consumer	18	19	-	18	-
Other	660	1,505	-	842	12
Total	$22,976	$24,964	$-	$22,013	$847

Impaired loans with a related allowance:
Commercial and residential real estate	$1,019	$1,124	$10	$1,273	$22
Construction	-	-	-	-	-
Commercial	2,904	3,078	392	4,773	40
Consumer	288	372	12	295	4
Other	843	890	30	546	14
Total	$5,054	$5,464	$444	$6,887	$80

Total impaired loans:
Commercial and residential real estate	$21,807	$23,046	$10	$21,565	$750
Construction	-	-	-	-	-
Commercial	4,414	4,596	392	5,634	147
Consumer	306	391	12	313	4
Other	1,503	2,395	30	1,388	26
Total impaired loans	$28,030	$30,428	$444	$28,900	$927

December 31, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$20,477	$21,140	$-	$13,875	$1,911
Construction	-	-	-	592	-
Commercial	222	229	-	243	16
Consumer	18	19	-	117	2
Other	817	1,625	-	493	-
Total	$21,534	$23,013	$-	$15,320	$1,929

Impaired loans with a related allowance:
Commercial and residential real estate	$1,767	$1,890	$19	$8,590	$44
Construction	-	-	-	-	-
Commercial	6,371	6,423	155	2,937	309
Consumer	306	383	9	389	9
Other	397	444	39	348	-
Total	$8,841	$9,140	$222	$12,264	$362

Total impaired loans:
Commercial and residential real estate	$22,244	$23,030	$19	$22,465	$1,955
Construction	-	-	-	592	-
Commercial	6,593	6,652	155	3,180	325
Consumer	324	402	9	506	11
Other	1,214	2,069	39	841	-
Total impaired loans	$30,375	$32,153	$222	$27,584	$2,291

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $149,000 for the six months ended June 30, 2017 and $132,000 for the six months ended June 30, 2016.  The gross quarter-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $59,000 for the second quarter 2017 and $57,000 for the second quarter 2016.  During the three and six months ended June 30, 2016, approximately $125,000 and $249,000, respectively, in cash-basis interest income was recognized on the Company’s largest nonaccrual loan. This loan was moved into accruing status in September 2016. No cash-basis interest income was recognized in the first six months of 2017.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

June 30, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$-	$-	$2,154	$2,154	$1,799,222
Construction	-	-	-	-	99,638
Commercial	587	-	1,368	1,955	451,728
Consumer	370	-	193	563	123,001
Other	-	-	907	907	103,996
Total	$957	$-	$4,622	$5,579	$2,577,585

December 31, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,258	$-	$2,835	$4,093	$1,768,381
Construction	-	-	-	-	88,449
Commercial	37	-	1,094	1,131	432,072
Consumer	42	-	201	243	125,261
Other	-	-	1,117	1,117	100,846
Total	$1,337	$-	$5,247	$6,584	$2,515,009

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

June 30, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,776,772	$99,632	$448,804	$122,683	$100,465	$2,548,356
Substandard	22,342	-	2,897	311	3,525	29,075
Doubtful	-	-	-	-	-	-
Subtotal	1,799,114	99,632	451,701	122,994	103,990	2,577,431
Deferred costs and fees	108	6	27	7	6	154
Loans, held for investment, net	$1,799,222	$99,638	$451,728	$123,001	$103,996	$2,577,585

December 31, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,742,974	$88,451	$427,278	$124,932	$98,561	$2,482,196
Substandard	25,450	-	4,805	332	2,287	32,874
Doubtful	-	-	-	-	-	-
Subtotal	1,768,424	88,451	432,083	125,264	100,848	2,515,070
Deferred fees and costs	(43)	(2)	(11)	(3)	(2)	(61)
Loans, held for investment, net	$1,768,381	$88,449	$432,072	$125,261	$100,846	$2,515,009

The book balance of TDRs at June 30, 2017 and December 31, 2016, was $24,211,000 and $25,219,000, respectively. Management established approximately $26,000 and $74,000 in specific reserves for these loans as of June 30, 2017 and December 31, 2016, respectively. The Company had an additional $1,180,000 and $2,238,000 committed on loans classified as TDRs at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, the terms of 19 loans totaling $4,067,000, were modified in troubled debt restructurings. The modification of the terms of such loans included ten restructurings of payment terms and nine loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower's financial strength. During the three months ended June 30, 2017, the terms of 14 loans totaling $3,036,000, were modified in troubled debt restructurings. The modification of the terms of such loans included seven restructurings of payment terms and seven loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower's financial strength.

During the three and six months ended June 30, 2016, the terms of two loans totaling $1,865,000 were modified in troubled debt restructurings. The modification of the terms of such loans included one restructure of payment terms and one renewal of a loan with a stated interest rate below market. There were no material charge-offs or provisions recorded during the three and six months ended June 30, 2017 or June 30, 2016 on loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the six months ended June 30, 2017 or June 30, 2016.

(5)Goodwill and Other Intangible Assets

The Company recognized $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016. Acquisition date estimates of the fair value of acquired assets and liabilities assumed remain subject to change, up to twelve months following the transaction, if additional information becomes available impacting acquisition date fair values. Subsequent changes to estimates of acquisition date fair value would impact the amount recognized as goodwill.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2017, the Company had intangible assets comprised of its core deposit intangible assets and customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful Life	2017	2016

		(In thousands)
Core deposit intangible assets	10 - 15 years	$74,087	$74,087
Core deposit intangible assets accumulated amortization		(64,116)	(63,112)
Core deposit intangible assets, net		$9,971	$10,975

Customer relationship intangible assets	10 years	6,243	6,243
Customer relationship intangible assets accumulated amortization		(2,194)	(1,901)
Customer relationship intangible assets, net		$4,049	$4,342

Total other intangible assets, net		$14,020	$15,317

(6)Borrowings

At June 30, 2017, the Company’s outstanding borrowings were $162,672,000 as compared to $197,168,000 at December 31, 2016. These borrowings at June 30, 2017 consisted of $71,772,000 in term notes and $90,900,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2016, outstanding borrowings consisted of $72,477,000 of term notes and $124,691,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 1.24% at June 30, 2017. The Company has four term notes with the FHLB. Two of the term notes have fixed interest rates, the first is a $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity; it is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate at the discretion of the FHLB. The second fixed rate term note of $1,740,000 carries an interest rate of 5.63% and matures August 30, 2017. As a result of the Home State transaction, the Company recognized a premium on Home State borrowings at acquisition of $90,000; the premium had a balance of $32,000 as of June 30, 2017. Additionally, the Company had two $25,000,000 variable rate term notes that mature on August 4, 2017 and March 7, 2018 and carry an interest rate that resets quarterly. As of June 30, 2017, the rates on our variable rate term notes were set at 1.25% and 1.19%, respectively.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $683,565,000 at June 30, 2017 and $597,202,000 at December 31, 2016. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $519,592,000 at June 30, 2017 and $400,102,000 at December 31, 2016.

In April 2017, the holding company renewed its agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. The holding company’s stock in the Bank is pledged as collateral to the line of credit. The line of credit matures on March 16, 2018. Under the credit agreement, the Company elects a fixed or floating interest rate on each advance. As of June 30, 2017, no amounts had been borrowed on the Wells Fargo line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At June 30, 2017, the Company’s outstanding subordinated debentures (the “Debentures”) consisted of $65,774,000 in debt, partially offset by $751,000 in debt issuance costs. At December 31, 2016 the Company’s outstanding Debentures consisted of $65,774,000 in debt, partially offset by $793,000 in debt issuance costs. As of June 30, 2017, the Company's Debentures bore a weighted average cost of funds of 5.06%.

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

As of June 30, 2017, the Company was in compliance with all financial covenants of the Debentures.

The Company had accrued, unpaid interest on its Debentures of approximately $1,288,000 at June 30, 2017 and approximately $1,286,000 at December 31, 2016. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2017, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at June 30, 2017 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2017	Variable	LIBOR + 2.65%	3.81%	10/15/2017
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2017	Variable	LIBOR + 3.10%	4.26%	10/7/2017
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On July 7, 2017, the rate on the Guaranty Capital Trust III subordinated debentures reset to 4.40%. On July 15, 2017, the rate on the CenBank Trust III subordinated debentures reset to 3.95%. The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes convert to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2017	December 31, 2016

	(In thousands)
Commitments to extend credit:
Variable	$441,849	$436,546
Fixed	120,570	95,607
Total commitments to extend credit	$562,419	$532,153

Standby letters of credit	$12,827	$10,292

At June 30, 2017, the rates on the fixed rate commitments to extend credit ranged from 2.02% to 7.75%.

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

Currently, the Company uses interest rate swaps to help manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2 inputs). The Company considers the value of the swaps to be sensitive to fluctuations in interest rates.

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at June 30, 2017
State and municipal securities	$-	$50,065	$31,595	$81,660
Mortgage-backed securities – agency /
residential	-	120,354	-	120,354
Mortgage-backed securities – private /
residential	-	225	-	225
Corporate securities	-	87,626	-	87,626
Collateralized loan obligations	-	16,045		16,045
Interest rate swaps - cash flow hedge	-	(1,730)	-	(1,730)

Assets/(Liabilities) at December 31, 2016
State and municipal securities	$-	$49,856	$31,752	$81,608
Mortgage-backed securities – agency /
residential	-	129,832	-	129,832
Mortgage-backed securities – private /
residential	-	265	-	265
Corporate securities	-	86,246	-	86,246
Collateralized loan obligations	-	26,277		26,277
Interest rate swaps - cash flow hedge	-	(1,929)	-	(1,929)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the six months ended June 30, 2017.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and June 30, 2016:

	State and Municipal Securities
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

	(In thousands)
Beginning balance	$31,674	$31,752
Total unrealized gains (losses) included in:
Net income	2	4
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(81)	(161)
Transfers in and (out) of Level 3	-	-
Balance end of period	$31,595	$31,595

	State and Municipal Securities
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

	(In thousands)
Beginning balance	$31,988	$32,040
Total unrealized gains (losses) included in:
Net income	2	3
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(81)	(134)
Transfers in and (out) of Level 3	-	-
Balance end of period	$31,909	$31,909

For the three and six months ended June 30, 2017 and June 30, 2016, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three and six months ended June 30, 2017 and June 30, 2016, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at June 30, 2017 and December 31, 2016:

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,595	discounted cash flow	discount rate	2.49%-4.75%
Total	$31,595

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,752	discounted cash flow	discount rate	2.29%-4.75%
Total	$31,752

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of June 30, 2017 and December 31, 2016.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of June 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$46,582	$46,582	$-	$-	$46,582
Time deposits with banks	254	254	-	-	254
Securities available for sale	305,910	-	274,315	31,595	305,910
Securities held to maturity	240,899	-	237,512	2,568	240,080
Bank stocks	23,003	n/a	n/a	n/a	n/a
Loans held for sale	887	976	-	-	976
Loans held for investment, net	2,554,460	-	-	2,535,554	2,535,554
Accrued interest receivable	9,537	-	9,537	-	9,537

Financial liabilities:
Deposits	$2,763,623	$-	$2,761,081	$-	$2,761,081
Federal funds purchased and sold under
agreements to repurchase	29,553	-	29,553	-	29,553
Short-term borrowings	90,900	-	90,900	-	90,900
Subordinated debentures	65,023	-	-	60,686	60,686
Long-term borrowings	71,772	-	71,846	-	71,846
Accrued interest payable	1,809	-	1,809	-	1,809
Interest rate swap - cash flow hedge	1,730	-	1,730	-	1,730

		Fair Value Measurements at December 31, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,111	$50,111	$-	$-	$50,111
Time deposits with banks	254	254	-	-	254
Securities available for sale	324,228	-	292,476	31,752	324,228
Securities held to maturity	243,979	-	236,857	2,547	239,404
Bank stocks	22,649	n/a	n/a	n/a	n/a
Loans held for sale	4,129	4,542	-	-	4,542
Loans held for investment, net	2,491,759	-	-	2,504,144	2,504,144
Accrued interest receivable	9,825	-	9,825	-	9,825

Financial liabilities:
Deposits	$2,699,084	$-	$2,696,766	$-	$2,696,766
Federal funds purchased and sold under
agreements to repurchase	36,948	-	36,948	-	36,948
Short-term borrowings	124,691	-	124,691	-	124,691
Subordinated debentures	64,981	-	-	60,048	60,048
Long-term borrowings	72,477	-	72,769	-	72,769
Accrued interest payable	1,661	-	1,661	-	1,661
Interest rate swap - cash flow hedge	1,929	-	1,929	-	1,929

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2017 and December 31, 2016:

	Balance	Fair Value
	Sheet	June 30,	December 31,
	Location	2017	2016

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$1,730	$1,929

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2017, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of June 30, 2017 and December 31, 2016 is included in the table below:

	June 30, 2017	December 31, 2016

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	3.4 years	3.9 years
Unrealized gains (losses)	$(1,730)	$(1,929)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the six months ended June 30, 2017 and June 30, 2016, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $659,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and six months ended June 30, 2017 and June 30, 2016:

	Income	Three Months Ended		Six Months Ended
Interest Rate Swaps with	Statement	June 30,		June 30,
Hedge Designation	Location	2017	2016	2017	2016

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$(163)	$(316)	$(136)	$(1,198)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	125	163	260	265

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2017 had posted $3,842,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

(11)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2017 and June 30, 2016:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, April 1, 2016	$(591)	$(1,411)	$(2,305)	$(4,307)
Other comprehensive income (loss)
before reclassifications, net of tax	489	-	(316)	173
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	63	71	163	297
Net other comprehensive income (loss)	552	71	(153)	470
Balance, June 30, 2016	$(39)	$(1,340)	$(2,458)	$(3,837)

Balance, January 1, 2016	$(1,803)	$(1,477)	$(1,525)	$(4,805)
Other comprehensive income (loss)
before reclassifications, net of tax	1,729	-	(1,198)	531
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	35	137	265	437
Net other comprehensive income (loss)	1,764	137	(933)	968
Balance, June 30, 2016	$(39)	$(1,340)	$(2,458)	$(3,837)

Balance, April 1, 2017	$(3,837)	$(1,606)	$(973)	$(6,416)
Other comprehensive income (loss)
before reclassifications, net of tax	1,262	-	(163)	1,099
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	80	125	205
Net other comprehensive income (loss)	1,262	80	(38)	1,304
Balance, June 30, 2017	$(2,575)	$(1,526)	$(1,011)	$(5,112)

Balance, January 1, 2017	$(3,913)	$(1,678)	$(1,135)	$(6,726)
Other comprehensive income (loss)
before reclassifications, net of tax	1,338	-	(136)	1,202
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	152	260	412
Net other comprehensive income (loss)	1,338	152	124	1,614
Balance, June 30, 2017	$(2,575)	$(1,526)	$(1,011)	$(5,112)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2017 and June 30, 2016:

Details about					Affected Income Statement
AOCI Components	Amount Reclassified from AOCI				Line Item
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In thousands)
Unrealized gains and losses on
available for sale securities	$-	$101	$-	$56	(Gain) loss on the sale of securities
	-	(38)	-	(21)	Income tax effect
	$-	$63	$-	$35	Net income
Unrealized gains and losses on
held to maturity securities	$129	$114	$245	$221	Interest income
	(49)	(43)	(93)	(84)	Income tax effect
	$80	$71	$152	$137	Net income
Unrealized gains and losses on
cash flow hedges	$202	$263	$419	$428	Interest expense
	(77)	(100)	(159)	(163)	Income tax effect
	$125	$163	$260	$265	Net income

Total reclassifications
for the period	$205	$297	$412	$437	Net income

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of June 30, 2017, there were 264,458 and 223,536 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of June 30, 2017, there were 615,095 shares remaining available for grant under the 2015 Plan.

Of the 487,994 shares represented by unvested awards at June 30, 2017, approximately 469,000 shares are expected to vest. At June 30, 2017, there were 292,368 shares of restricted stock outstanding that were subject to a performance condition. As of June 30, 2017, management expects that approximately 282,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through May 2017. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2015, 2016 and 2017 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of June 30, 2017, management expected that all of the performance awards made in 2014, 2015, 2016 and 2017 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the recognition of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the six months ended June 30, 2017 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2017	513,187	$14.39
Awarded	114,302	24.89
Forfeited	(2,621)	14.58
Vested	(136,874)	13.86
Unearned at June 30, 2017	487,994	$17.00

The Company recognized $1,502,000 and $1,566,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2017 and June 30, 2016, respectively. The income tax benefit recognized on share-based compensation recorded during the six months ended June 30, 2017 and June 30, 2016, was $571,000 and $595,000, respectively. The income tax benefit recognized on share-based compensation recorded during the three months ended June 30, 2017 and June 30, 2016, was $287,000 and $277,000, respectively. In addition to the tax benefit on recorded share-based compensation expense, the Company recognized an excess tax benefit of $560,000 and $321,000 during the six months ended June 30, 2017 and June 30, 2016, respectively. Likewise the excess tax benefit recognized during the second quarter 2017 and 2016 was $49,000 and $1,000, respectively. The excess tax benefit represents the appreciation of the stock price on vested restricted stock between the grant date and the vesting date multiplied by the number of shares vested during the period. The grant date fair value of restricted stock awards granted in the six months ended June 30, 2017 and June 30, 2016 was $2,845,000 and $2,538,000, respectively. The fair value of awards that vested in the six months ended June 30, 2017 and June 30, 2016 was approximately $3,369,000 and $2,966,000, respectively. At June 30, 2017,  compensation cost of $4,969,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.

(13)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at June 30, 2017	Ratio at December 31, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.61%	10.46%	7.00%	N/A
Guaranty Bank and Trust Company	12.19%	12.43%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.47%	11.34%	8.50%	N/A
Guaranty Bank and Trust Company	12.19%	12.43%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.65%	13.58%	10.50%	N/A
Guaranty Bank and Trust Company	12.99%	13.26%	10.50%	10.00%

Leverage Ratio
Consolidated	9.98%	9.81%	4.00%	N/A
Guaranty Bank and Trust Company	10.60%	10.76%	4.00%	5.00%

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

(15)Subsequent Events

On July 18, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Castle Rock Merger Agreement”) with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado. Subject to the terms and conditions set forth in the Castle Rock Merger Agreement, Castle Rock would be merged with and into the Company, with the Company continuing as the surviving corporation. The Castle Rock Merger Agreement also provides that following the merger, Castle Rock Bank would be merged with and into the Bank, with the Bank continuing as the surviving bank. As of June 30, 2017, the pro forma combined Company would have approximately $3.6 billion in total assets and $2.9 billion in total deposits. The transaction is expected to close during the first quarter 2018, pending regulatory and Castle Rock shareholder approval. The transaction will be accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

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

•

The timing, impact and other uncertainties of any future acquisitions, including our ability to consummate such acquisitions, our ability to identify suitable future acquisition candidates, success or failure in the integration of their operations, the ability to raise capital or debt to fund acquisitions and the ability to enter new markets successfully and capitalize on growth opportunities.

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of an investment management firm, Private Capital Management LLC (“PCM”). On April 3, 2017, Cherry Hills Investment Advisors Inc., a previous wholly owned subsidiary of the Bank, was consolidated into PCM. References to “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

On March 16, 2016, the Company entered into the Merger Agreement with Home State Bancorp, parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado. The transaction closed on September 8, 2016 and substantially all integration activities were completed on November 7, 2016.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
			Favorable			Favorable
	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$32,933	$21,851	$11,082	$64,274	$43,711	$20,563
Interest expense	3,434	2,030	(1,404)	6,603	3,895	(2,708)
Net interest income	29,499	19,821	9,678	57,671	39,816	17,855
Provision for loan losses	206	10	(196)	211	26	(185)
Net interest income after
provision for loan losses	29,293	19,811	9,482	57,460	39,790	17,670
Noninterest income	6,342	4,142	2,200	12,744	8,320	4,424
Noninterest expense	20,503	15,134	(5,369)	41,032	30,926	(10,106)
Income before income taxes	15,132	8,819	6,313	29,172	17,184	11,988
Income tax expense	5,007	3,133	(1,874)	9,207	5,643	(3,564)
Net income	$10,125	$5,686	$4,439	$19,965	$11,541	$8,424

Common Share Data:
Earnings per common
share–basic	$0.36	$0.27	$0.09	$0.72	$0.54	$0.18
Earnings per common
share–diluted	$0.36	$0.27	$0.09	$0.71	$0.54	$0.17
Weighted average common
shares outstanding–basic	27,913,082	21,242,520	6,670,562	27,890,446	21,213,706	6,676,740
Weighted average common
shares outstanding–diluted	28,095,871	21,378,349	6,717,522	28,120,746	21,437,781	6,682,965
Average equity to average assets	10.72%	9.68%	1.04%	10.66%	9.59%	1.07%
Return on average equity	11.13%	10.03%	1.10%	11.15%	10.26%	0.89%
Return on average assets	1.19%	0.97%	0.22%	1.19%	0.98%	0.21%
Dividend payout ratio	34.47%	42.97%	(8.50)%	34.95%	42.32%	(7.37)%

	June 30,	June 30,
	2017	2016	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.65%	13.34%	0.31%
Leverage ratio	9.98%	10.84%	(0.86)%
Loans(1), net of deferred costs and fees
to deposits	93.27%	102.77%	(9.50)%
Allowance for loan losses to loans (1),
net of deferred costs and fees	0.90%	1.21%	(0.31)%
Allowance for loan losses to
nonperforming loans	500.32%	172.97%	327.35%
Classified assets to allowance
and Tier 1 capital (2)	8.08%	10.55%	(2.47)%
Noninterest bearing deposits to
total deposits	31.70%	34.54%	(2.84)%
Time deposits to total deposits	15.09%	15.33%	(0.24)%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Net income increased $4.4 million to $10.1 million for the second quarter 2017, compared to $5.7 million for the same quarter in 2016, primarily due to a $9.7 million increase in net interest income and a $2.2 million increase in noninterest income, partially offset by a $5.4 million increase in noninterest expense and a $1.9 million increase in income tax expense. The acquisition of Home State in the third quarter 2016 significantly contributed to the increase in net income for the three months ended June 30, 2017, compared to the same period in 2016. The $9.7 million increase in net interest income for the second quarter 2017, compared to the same quarter in 2016, was primarily due to a $930.6 million increase in average earning assets, partially offset by a $660.5 million increase in average interest-bearing liabilities.  Second quarter 2017 net interest income also included $1.2 million in accretion of the discount on loans acquired in the Home State transaction, which was not included in second quarter 2016 net interest income. The $2.2 million increase in noninterest income for the second quarter 2017, compared to the same quarter in 2016, was primarily due to an increase in deposit service fees and investment management and trust fees, mostly due to deposits and assets under management acquired in the Home State transaction. The $5.4 million increase in noninterest expense for the second quarter 2017, compared to the same quarter in 2016, was mostly attributable to added operating expenses related to the increased number of employees and branch locations following the September 8, 2016 Home State transaction. Specifically, the increase in second quarter 2017 noninterest expense was comprised of a $2.7 million increase in salaries and employee benefits, a  $1.0 million increase in general and administrative expense and smaller increases in several other categories of noninterest expense. The Company’s full-time equivalent employees (FTE) grew from 363 at June 30, 2016 to 491 at June 30, 2017, mostly due to employees retained in the Home State transaction.

For the six months ended June 30, 2017, net income was $20.0 million as compared to $11.5 million for the same period in 2016. The $8.4 million increase in net income during the six months ended June 30, 2017 was primarily the result of a $17.9 million increase in net interest income and a $4.4 million increase in noninterest income, partially offset by a $10.1 million increase in noninterest expense and a $3.6 million increase in income tax expense. The acquisition of Home State in the third quarter 2016 significantly contributed to the increase in net income for the six months ended June 30, 2017, compared to the same period in 2016. The increase in net interest income for the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to a $914.6 million increase in average earning assets and $2.0 million in accretion of discount on loans acquired in the Home State transaction, partially offset by a $635.6 million increase in average interest bearing liabilities. The increase in noninterest income for the six months ended June 30, 2017, compared to the same period in 2016, was comprised of a $2.4 million increase in deposit service and other fees, a $0.7 million increase in other income, a  $0.6 million increase in gain on sale of SBA loans, a $0.4 million increase in investment management and trust income and a  $0.3 million increase in earnings on bank-owned life insurance (BOLI). The increase in noninterest expense in the six months ended June 30, 2017, compared to the same period in 2016, consisted of a $5.9 million increase in salaries and employee benefits, a $1.4 million increase in general and administrative expense, a $0.8 million increase in amortization of intangible assets, a $0.5 million increase in professional fees, a $0.6 million increase in occupancy expense and a $0.4 million increase in furniture and equipment expense.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended June 30, 2017 and the prior four quarters:

Table 2

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in thousands)
Net interest income	$29,499	$28,172	$27,822	$22,750	$19,821
Interest rate spread	3.53%	3.45%	3.38%	3.45%	3.39%
Net interest margin	3.74%	3.65%	3.58%	3.66%	3.57%
Net interest margin, fully tax
equivalent	3.85%	3.76%	3.68%	3.75%	3.65%
Loan yield	4.50%	4.37%	4.44%	4.41%	4.15%
Average cost of interest-bearing
liabilities (including
noninterest-bearing deposits)	0.46%	0.43%	0.40%	0.44%	0.39%
Average cost of deposits
(including noninterest-
bearing deposits)	0.26%	0.23%	0.22%	0.23%	0.23%

The following table summarizes the Company’s net interest income and related spread and margin for the six months ended June 30, 2017 and June 30, 2016:

Table 3

	Six Months Ended
	June 30,	June 30,
	2017	2016
	(Dollars in thousands)
Net interest income	$57,671	$39,816
Interest rate spread	3.50%	3.41%
Net interest margin	3.69%	3.58%
Net interest margin, fully tax
equivalent	3.80%	3.66%
Loan yield	4.44%	4.16%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.44%	0.37%
Average cost of deposits
(including noninterest-bearing
deposits)	0.25%	0.23%

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

Table 4

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,581,043	$28,976	4.50%	$1,845,337	$19,057	4.15%
Investment securities (1)
Taxable	354,230	2,356	2.67%	271,891	1,753	2.59%
Tax-exempt	201,893	1,243	2.47%	94,397	757	3.23%
Bank Stocks (4)	23,531	347	5.91%	20,165	281	5.60%
Other earning assets	4,549	11	0.97%	2,822	3	0.43%
Total interest-earning assets	3,165,246	32,933	4.17%	2,234,612	21,851	3.93%
Non-earning assets:
Cash and due from banks	34,714			24,754
Other assets	204,149			97,598
Total assets	$3,404,109			$2,356,964

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$807,883	$354	0.18%	$378,438	$95	0.10%
Money market	479,009	402	0.34%	398,209	266	0.27%
Savings	179,862	49	0.11%	151,507	41	0.11%
Time certificates of deposit	414,533	981	0.95%	284,178	662	0.94%
Total interest-bearing deposits	1,881,287	1,786	0.38%	1,212,332	1,064	0.35%
Borrowings:
Repurchase agreements	31,794	15	0.19%	19,477	8	0.17%
Federal funds purchased	1	-	1.46%	3	-	0.98%
Subordinated debentures	65,014	856	5.28%	25,774	225	3.51%
Borrowings	182,617	777	1.71%	242,633	733	1.22%
Total interest-bearing liabilities	2,160,713	3,434	0.64%	1,500,219	2,030	0.54%
Noninterest bearing liabilities:
Demand deposits	864,359			616,046
Other liabilities	14,078			12,639
Total liabilities	3,039,150			2,128,904
Stockholders' Equity	364,959			228,060
Total liabilities and stockholders' equity	$3,404,109			$2,356,964

Net interest income		$29,499			$19,821
Net interest margin			3.74%			3.57%
Net interest margin, fully tax
equivalent (2)			3.85%			3.65%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2) The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(3) The loan average balances and rates include nonaccrual loans.

(4) Includes Bankers’ Bank of the West stock, Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

Table 4 (continued)

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,560,845	$56,368	4.44%	$1,831,669	$37,911	4.16%
Investment securities (1)
Taxable	357,993	4,671	2.63%	286,747	3,713	2.60%
Tax-exempt	201,993	2,480	2.48%	92,663	1,488	3.23%
Bank Stocks (4)	23,883	736	6.21%	20,533	592	5.80%
Other earning assets	4,324	19	0.89%	2,817	7	0.50%
Total interest-earning assets	3,149,038	64,274	4.12%	2,234,429	43,711	3.93%
Non-earning assets:
Cash and due from banks	35,121			24,868
Other assets	205,053			98,762
Total assets	$3,389,212			$2,358,059

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$790,478	$712	0.18%	$378,107	$186	0.10%
Money market	484,688	735	0.31%	400,109	525	0.26%
Savings	175,823	96	0.11%	152,180	83	0.11%
Time certificates of deposit	394,410	1,780	0.91%	279,271	1,277	0.92%
Total interest-bearing deposits	1,845,399	3,323	0.36%	1,209,667	2,071	0.34%
Borrowings:
Repurchase agreements	34,117	32	0.19%	20,207	18	0.18%
Federal funds purchased	1	-	1.46%	2	-	0.98%
Subordinated debentures	65,004	1,700	5.27%	25,774	450	3.51%
Borrowings	196,570	1,548	1.59%	249,825	1,356	1.09%
Total interest-bearing liabilities	2,141,091	6,603	0.62%	1,505,475	3,895	0.52%
Noninterest bearing liabilities:
Demand deposits	872,251			613,891
Other liabilities	14,725			12,573
Total liabilities	3,028,067			2,131,939
Stockholders' Equity	361,145			226,120
Total liabilities and stockholders' equity	$3,389,212			$2,358,059

Net interest income		$57,671			$39,816
Net interest margin			3.69%			3.58%
Net interest margin, fully tax
equivalent (2)			3.80%			3.66%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2) The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 38.01%.

(3) The loan average balances and rates include nonaccrual loans.

(4) Includes Bankers’ Bank of the West stock, Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

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

Table 5

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$9,919	$1,778	$8,141	$18,457	$2,539	$15,918
Investment Securities
Taxable	603	57	546	958	29	929
Tax-exempt	486	(125)	611	992	(247)	1,239
Bank Stocks	66	17	49	144	43	101
Other earning assets	8	5	3	12	7	5
Total interest income	11,082	1,732	9,350	20,563	2,371	18,192

Interest expense:
Deposits:
Interest-bearing demand
and NOW	259	103	156	526	227	299
Money market	136	76	60	210	89	121
Savings	8	-	8	13	-	13
Time certificates of deposit	319	11	308	503	(16)	519
Repurchase agreements	7	1	6	14	1	13
Subordinated debentures	631	158	473	1,250	308	942
Borrowings	44	112	(68)	192	364	(172)
Total interest expense	1,404	461	943	2,708	973	1,735
Net interest income	$9,678	$1,271	$8,407	$17,855	$1,398	$16,457

During the second quarter 2017, our net interest margin increased to 3.74%, compared to 3.57% for the second quarter 2016 and 3.65% for the first quarter 2017. The yield on average earnings assets increased to 4.17% for the second quarter 2017, compared to 3.93% for the second quarter 2016 and 4.06% for the first quarter 2017. Beginning in the third quarter 2016, net interest margin and loan yield were favorably impacted by the accretion of the discount on loans acquired in the Home State transaction. Accretion on acquired loans increased to $1.2 million in the second quarter 2017, compared to $0.8 million in the first quarter 2017, with zero accretion in the second quarter 2016. Second quarter 2017 interest income included $0.9 million of accreted discount on loans paid off during the quarter. The cost of interest-bearing liabilities increased to 0.64% for the second quarter 2017, compared to 0.54% for the second quarter 2016 and 0.61% for the first quarter 2017. The July 2016 issuance of $40.0 million of unsecured fixed-to-floating rate subordinated notes, bearing an initial interest rate of 5.75% through July 2021, was a primary driver of the increase in the average cost of interest-bearing liabilities. The increase in the cost of interest bearing liabilities in the second quarter 2017, compared to the first quarter 2017, was primarily due to a four basis point increase in the cost of interest bearing deposits and a 23 basis point increase in the cost of borrowings.

Net interest income increased $9.7 million, or 48.8% in the second quarter 2017, compared to the same quarter in 2016, and increased $1.3 million, or 4.7%, compared to the first quarter 2017. The increase in net interest income was driven by an increase in average earning assets and the accretion of the discount on loans acquired in the Home State transaction, partially offset by an increase in average interest-bearing liabilities.

For the six months ended June 30, 2017, net interest income increased $17.9 million, compared to the same period in 2016, primarily due to a $914.6 million, or 40.9% increase in average earning assets, partially offset by a $635.6 million, or 42.2% increase in average interest bearing liabilities. Accretion of discount on acquired loans was $2.0 million during the six months ended June 30, 2017. There was no accretion of discount on acquired loans in the six months ended June 30, 2016. The Company acquired $445.5 million in loans and $769.7 million in deposits in the September 2016 Home State transaction.

Provision for Loan Losses

The provision for loan losses is a charge against earnings and represents management’s estimate of the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The provision for loan losses is based on our allowance methodology and reflects our judgment about the adequacy of the allowance for loan losses. In determining the amount of the provision, we consider certain quantitative and qualitative factors, including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and severity of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values and other factors regarding collectability and impairment. The estimated amount of expected loss in our loan portfolio is influenced by the collateral value associated with our loans. Loans with greater collateral values, as a percentage of the outstanding loan balance, reduce our exposure to loan loss provision.

In the second quarter 2017, we recorded a $0.2 million provision for loan losses, compared to an immaterial provision for loan losses in the first quarter 2017 and an immaterial provision for loan losses in the second quarter 2016. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2017.

Net charge-offs in the second quarter were $0.3 million, as compared to net charge-offs of $0.1 million in the first quarter 2017 and an immaterial level of net recoveries in the second quarter 2016.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(In thousands)
Noninterest income:
Deposit service and other fees	$3,545	$3,280	$3,405	$2,581	$2,292
Investment management and trust	1,483	1,521	1,563	1,333	1,276
Increase in cash surrender value of
life insurance	615	595	607	490	460
Gain (loss) on sale of securities	-	-	49	(66)	(101)
Gain on sale of SBA loans	447	381	401	208	110
Other	252	625	207	159	105
Total noninterest income	$6,342	$6,402	$6,232	$4,705	$4,142

Beginning in the third quarter 2016, noninterest income was favorably impacted by the Home State transaction, affecting deposit service and other fees, investment management and trust income and merchant income, which is included in “Other” in the table above.

Noninterest income increased $2.2 million, or 53.1% in the second quarter 2017, compared to the same quarter in 2016 and decreased $0.1 million compared to the first quarter 2017. Second quarter 2017 deposit service and other fees increased $0.3 million, compared to the first quarter 2017, primarily due to an increase in debit card interchange income and an increase in annual fees on overdraft protection accounts. First quarter 2017 noninterest income included a $0.3 million gain on sale of our $2.0 million credit card loan portfolio.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Noninterest income:
Deposit service and other fees	$6,825	$4,461
Investment management and trust	3,004	2,556
Increase in cash surrender value of
life insurance	1,210	908
Loss on sale of securities	-	(56)
Gain on sale of SBA loans	828	264
Other	877	187
Total noninterest income	$12,744	$8,320

For the six months ended June 30, 2017, noninterest income increased $4.4 million, or 53.2%, compared to the same period in 2016. In addition to the impact of the Home State transaction, gain on sale of SBA loans increased $0.6 million and bank-owned life insurance increased $0.3 million for the six months ended June 30, 2017, compared to the same period in 2016.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$11,247	$11,926	$12,654	$10,984	$8,520
Occupancy expense	1,674	1,552	1,834	1,417	1,261
Furniture and equipment	975	945	789	750	713
Amortization of intangible assets	648	649	689	389	239
Other real estate owned, net	126	68	4	20	5
Insurance and assessments	647	706	496	608	597
Professional fees	1,252	974	914	962	906
Impairment of long-lived assets	34	190	185	-	-
Other general and administrative	3,900	3,519	5,672	3,494	2,893
Total noninterest expense	$20,503	$20,529	$23,237	$18,624	$15,134

Beginning in the third quarter 2016, noninterest expense was significantly impacted by the Home State transaction, primarily affecting salaries and employee benefits, other general and administrative, amortization of intangible assets and occupancy.

Salaries and employee benefits increased $2.7 million in the second quarter 2017, compared to the same quarter in 2016, primarily due to a $1.8 million increase in base salaries and a $0.5 million increase in our self-funded medical plan. Since June 30, 2016, FTEs increased by 128 FTE to 491 FTE at June 30, 2017. Other general and administrative expenses increased $1.0 million in the second quarter 2017, compared to the same quarter in 2016, primarily due to increases in data processing and debit card interchange expense.

Salaries and employee benefits decreased $0.7 million in the second quarter 2017, compared to the first quarter 2017, mostly due to a decline in payroll taxes related to the timing of the annual payroll cycle. Offsetting the decline in salaries and employee benefits, other general and administrative expense increased $0.4 million and professional fees increased $0.3 million in the second quarter 2017, compared to the first quarter 2017. The increase in general and administrative expense in the second quarter 2017, compared to the first quarter 2017, was related to increases in data processing expense and security expense. The increase in professional fees in the second quarter

2017, compared to the first quarter 2017, was mostly related to increases to legal and miscellaneous professional fees.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$23,173	$17,308
Occupancy expense	3,226	2,636
Furniture and equipment	1,920	1,531
Amortization of intangible assets	1,297	479
Other real estate owned, net	194	7
Insurance and assessment	1,353	1,210
Professional fees	2,226	1,763
Impairment of long-lived assets	224	-
Other general and administrative	7,419	5,992
Total noninterest expense	$41,032	$30,926

For the six months ended June 30, 2017, noninterest expense increased $10.1 million, compared to the same period in 2016, primarily due to the impact of the Home State transaction. Salaries and employee benefits increased $5.9 million for the six months ended June 30, 2017, compared to the same period in 2016, primarily due to a $3.8 million increase in base salary expense and a $1.2 million increase in our self-funded medical plan. Other general and administrative expense increased $1.4 million for the six months ended June 30, 2017, compared to the same period in 2016, due to increases in data processing, debit card interchange expense and communication expense. Amortization of intangible assets increased $0.8 million for the six months ended June 30, 2017, compared to the same period in 2016, due to the intangible assets recorded in the Home State transaction. Occupancy expense increased $0.6 million for the six months ended June 30, 2017, compared to the same period in 2016, due to increases in real estate taxes and depreciation. As a result of the Home State transaction, we acquired eleven branches and closed five branches by the end of 2016.

Income Taxes

Income tax expense was $5.0 million for the second quarter 2017, compared to $3.1 million for the second quarter 2016. The increase in taxes for the second quarter 2017 was primarily a result of the impact of the increase in pretax income, partially offset by a decrease in our effective tax rate. During the second quarter 2017, our effective tax rate was 33.1%, compared to 35.5% for the same period in 2016. The decrease in the effective tax rate was mostly due to an increase in tax exempt income as a percentage of total income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(In thousands)
Cash and cash equivalents	$46,582	$40,513	$50,111	$163,908	$30,446
Time deposits with banks	254	254	254	504	-
Total investments	569,812	584,746	590,856	562,091	369,008
Total loans	2,578,472	2,570,750	2,519,138	2,412,999	1,898,543
Total assets	3,403,852	3,399,651	3,366,427	3,346,265	2,395,015
Earning assets	3,152,417	3,160,129	3,115,613	3,095,217	2,270,331
Deposits	2,763,623	2,765,630	2,699,084	2,752,112	1,847,361
FHLB Borrowings	162,672	162,832	197,168	122,521	261,600

At June 30, 2017, the Company had total assets of $3.4 billion, reflecting an increase of $1.0 billion compared to June 30, 2016, and an increase of $37.4 million compared to December 31, 2016. The increase in total assets year-over-year was comprised of a $679.9 million increase in loans, a $200.8 million increase in investments and a $65.7 million increase in goodwill and intangible assets. The increase in total assets was funded by a $916.3 million increase in deposits and an $11.6 million increase in securities sold under agreements to repurchase. During the third quarter 2016, the Company acquired $445.5 million in loans net of deferred costs and fees, and $769.7 million in deposits in the Home State transaction.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(In thousands)
Loans held for sale	$887	$951	$4,129	$-	$-
Commercial and residential real estate	1,799,114	1,800,194	1,768,424	1,752,113	1,428,397
Construction	99,632	103,682	88,451	75,603	26,497
Commercial	451,701	451,708	432,083	400,281	336,069
Consumer	122,994	120,231	125,264	81,766	66,539
Other	103,990	93,979	100,848	102,887	40,640
Total gross loans	2,578,318	2,570,745	2,519,199	2,412,650	1,898,142
Deferred costs and (fees)	154	5	(61)	349	401
Loans, net	2,578,472	2,570,750	2,519,138	2,412,999	1,898,543
Less allowance for loan losses	(23,125)	(23,175)	(23,250)	(23,300)	(23,050)
Net loans	$2,555,347	$2,547,575	$2,495,888	$2,389,699	$1,875,493

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2016	2016	2016	2016
	(In thousands)
Beginning balance	$2,570,745	$2,519,199	$2,412,650	$1,898,142	$1,829,909	$1,814,281
New credit extended	132,420	139,185	232,499	129,064	121,753	105,843
Acquisition of Home State Bank	-	-	-	445,529	-	-
Net existing credit advanced	73,298	111,821	142,448	153,390	87,524	50,482
Net pay-downs and maturities	(196,511)	(195,678)	(272,326)	(214,089)	(142,516)	(139,914)
Other	(1,634)	(3,782)	3,928	614	1,472	(783)
Gross loans	2,578,318	2,570,745	2,519,199	2,412,650	1,898,142	1,829,909
Deferred costs and (fees)	154	5	(61)	349	401	337
Loans, net	$2,578,472	$2,570,750	$2,519,138	$2,412,999	$1,898,543	$1,830,246

Net change - loans outstanding	$7,722	$51,612	$106,139	$514,456	$68,297	$15,710

For the six months ended June 30, 2017, new credit extended and credit advanced on existing lines increased $91.1 million, or 24.9%, to $456.7 million, compared to $365.6 million in the same period in 2016. Net pay-downs and maturities on loans increased $109.8 million, or 38.9%, to $392.2 million for the six months ended June 30, 2017, compared to $282.4 million for the same period in 2016. In addition to contractual loan principal payments and maturities, the second quarter 2017 included $40.1 million in early payoffs related to our borrowers selling their assets, $18.0 million in payoffs due to our strategic decision to not match certain financing terms offered by competitors, $17.2 million in loan pay-downs related to fluctuations in loan balances to existing customers and $8.1 million in loan payoffs related to watch or classified loans.

Second quarter 2017 average loans increased $40.6 million, or 6.4% annualized. Net loan growth was $7.7 million during the second quarter 2017. During the twelve months ended June 30, 2017, loans increased by $679.9 million, or 35.8%. Excluding the loans acquired in the transaction with Home State, loans grew $234.4 million, or 12.3%, since June 30, 2016.

At June 30, 2017, our commercial and residential real estate portfolio included $472.0 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 43.3% at June 30, 2017, compared to 43.1% at December 31, 2016 and 47.0% as of June 30, 2016.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 35% of capital at June 30, 2017,  compared to 40% at December 31, 2016 and 26% at June 30, 2016. For the Bank, total commercial real estate loans represented 324% of capital at June 30, 2017, compared to 319% at December 31, 2016 and 360% at June 30, 2016. Including $445.5 million in loans acquired in the Home State transaction, the Bank’s commercial real estate loan portfolio increased by 67.6%  during the preceding 36 months. Excluding loans acquired in the Home State transaction, the balance of commercial real estate loans increased by 41.0% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to concentrations, most of our business activity is with customers in the state of Colorado. At June 30, 2017, we did not have any significant concentrations in any particular industry.

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

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and OREO. For reporting purposes, OREO consists of real estate, owned or controlled by us, acquired through foreclosure.

Table 13

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
	(Dollars in thousands)

Originated nonaccrual loans	$3,332	$3,387	$3,345	$3,399	$13,326
Purchased credit impaired loans	1,290	1,715	1,902	2,108	-
Accruing loans past due 90 days or more (1)	-	-	-	335	-
Total nonperforming loans	$4,622	$5,102	$5,247	$5,842	$13,326

Other real estate owned and foreclosed
assets	113	257	569	637	674
Total nonperforming assets	$4,735	$5,359	$5,816	$6,479	$14,000

Total classified assets	$29,188	$30,201	$33,443	$34,675	$25,644

Nonperforming troubled debt
restructurings	$803	$359	$91	$78	$9,529
Other nonperforming loans	3,819	4,743	5,156	5,764	3,797
Performing troubled debt restructurings	23,408	23,195	25,128	24,353	13,065
Allocated allowance for loan losses	(444)	(178)	(222)	(575)	(489)
Net carrying amount of impaired loans	$27,586	$28,119	$30,153	$29,620	$25,902

Accruing loans past due 30-89 days (1)	$957	$3,858	$1,337	$2,157	$2,386

Allowance for loan losses	$23,125	$23,175	$23,250	$23,300	$23,050

Unaccreted loan discount (5)	$12,665	$13,896	$14,682	$15,721	$-

For the Three Months Ended:

Loans charged-off	$(338)	$(125)	$(290)	$(72)	$(57)
Recoveries	82	45	150	295	72
Net (charge-offs) recoveries	$(256)	$(80)	$(140)	$223	$15

Provision for loan losses	$206	$5	$90	$27	$10

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (2)	0.90%	0.90%	0.92%	0.97%	1.21%
Allowance for loan losses to NPLs	500.32%	454.23%	443.11%	398.84%	172.97%
Annualized net charge-offs (recoveries) to
average loans	0.04%	0.01%	0.02%	(0.04)%	-%
Nonperforming assets to total assets	0.14%	0.16%	0.17%	0.19%	0.58%
Nonperforming loans to loans, net
of deferred costs and fees (2)	0.18%	0.20%	0.21%	0.24%	0.70%
Loans 30-89 days past due to loans, net
of deferred costs and fees (2)	0.04%	0.15%	0.05%	0.09%	0.13%
Texas ratio (3)	1.26%	1.39%	1.55%	1.77%	5.17%
Classified asset ratio (4)	8.08%	8.24%	9.79%	10.69%	10.55%
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
(5) Related to loans acquired in the Home State transaction.

As of June 30, 2017, nonperforming loans decreased by $0.6 million, compared to December 31, 2016 and decreased by $8.7 million compared to June 30, 2016. The decrease in nonperforming loans at June 30, 2017, compared to June 30, 2016, included the return of a $9.4 million out-of-state loan syndication to performing status in the third quarter 2016. As a result of the Home State transaction, $2.1 million of nonperforming loans were acquired. As of June 30, 2017, no additional funds were committed to be advanced in connection with non-performing loans.

Net charge-offs of $0.3 million were recognized during the second quarter 2017 compared to $0.1 million in the first quarter 2017 and immaterial net recoveries in the second quarter 2016.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $24.5 million at June 30, 2017, compared to $27.6 million at December 31, 2016 and $11.6 million at June 30, 2016. The increase in accruing loans adversely classified as of June 30, 2017, compared to June 30, 2016, was primarily a result of the third quarter 2016 return of a $9.4 million loan to accruing status and the classified loans acquired in the Home State transaction.

At June 30, 2017, classified assets represented 8.1% of bank level capital and allowance for loan losses, compared to 9.8% as of December 31, 2016 and 10.6% as of June 30, 2016.

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

Other Real Estate Owned (OREO) was $0.1 million at June 30, 2017, $0.6 million at December 31, 2016 and $0.7 million at June 30, 2016.  The balance of OREO at June 30, 2017 was a single property, comprised of land, compared to two properties at June 30, 2016.

As of June 30, 2017, we had $24.2 million of loans with terms that were modified in troubled debt restructurings (TDRs) with an immaterial allocated allowance for loan loss. As of December 31, 2016, we had $25.2 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.1 million. At June 30, 2017, we had $1.2 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$23,408	$23,195	$25,128	$24,353	$13,065
Allocated allowance for loan losses
on performing TDRs	(26)	(49)	(72)	(309)	(289)
Net investment in performing TDRs	$23,382	$23,146	$25,056	$24,044	$12,776

Nonperforming TDRs	$803	$359	$91	$78	$9,529
Allocated allowance for loan losses
on nonperforming TDRs	-	(1)	(2)	(1)	(1)
Net investment in nonperforming TDRs	$803	$358	$89	$77	$9,528

The following provides a rollforward of TDRs for the six month periods ended June 30, 2017 and June 30, 2016:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(315)	(1,083)	(1,398)
Charge-offs, net	-	-	-
New modifications	1,865	-	1,865
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	-	-	-
Balance at June 30, 2016	$13,065	$9,529	$22,594

Balance at January 1, 2017	$25,128	$91	$25,219
Principal repayments / advances	(5,036)	(12)	(5,048)
Charge-offs, net	-	(27)	(27)
New modifications	3,767	300	4,067
Loans removed from TDR Status	-	-	-
Transfers	(451)	451	-
Balance at June 30, 2017	$23,408	$803	$24,211

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb probable incurred loan losses in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, historical loss experience and other significant factors affecting loan portfolio collectability including the level and trends in delinquent, nonaccrual and adversely classified loans, trends in volume and terms of loans, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements. Purchased loans are recorded at fair value upon acquisition, which includes an adjustment related to expected credit losses; as a result, no allowance is recorded on these loans upon acquisition. Subsequent deterioration in the credit of purchased loans may result in provision for loan losses if the discount created upon acquisition is insufficient to absorb the impairment on a purchased loan and additional reserves are required.

The ratio of allowance for loan losses to total loans was 0.90% at June 30, 2017 compared to 0.92% at December 31, 2016 and 1.21% at June 30, 2016.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses on all other loans.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the recorded allowance at each quarter end and any shortfall is recorded as provision, conversely any excess is recorded as a credit provision. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

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

During the second quarter 2017, we recorded a $0.2 million provision for loan losses, compared to an immaterial provision for loan losses in the first quarter 2017 and an immaterial provision for loan losses in the second quarter 2016. Management considered modest net loan charge-offs, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2017. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.4 million, or 1.9%, of the $23.1 million allowance for loan losses at June 30, 2017 relates to specific reserve allocations. This compares to a specific reserve of $0.2 million, or 1.0%, of the total allowance for loan losses at December 31, 2016.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 0.88% at June 30, 2017, compared to 0.92% at December 31, 2016 and 1.19% at June 30, 2016. The decrease in the general reserve as a percentage of loans between June 30, 2016 and June 30, 2017 was primarily due to the impact of loans acquired in the Home State transaction, which pursuant to generally accepted accounting principles, are recorded net of a fair value purchase discount upon acquisition and without an allowance for loan losses.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Six Months Ended June 30,
	2017	2016

	(In thousands)
Balance, beginning of period	$23,250	$23,000
Loan charge-offs:
Commercial and residential real estate	(133)	(1)
Construction	-	(203)
Commercial	(112)	(62)
Consumer	(17)	(7)
Other	(201)	(86)
Total loan charge-offs	(463)	(359)

Loan recoveries:
Commercial and residential real estate	40	62
Construction	25	23
Commercial	10	161
Consumer	7	11
Other	45	126
Total loan recoveries	127	383
Net loan recoveries (charge-offs)	(336)	24
Provision for loan losses	211	26
Balance, end of period	$23,125	$23,050

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

	June 30,	December 31,	Increase	Percent
	2017	2016	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$81,660	$81,608	$52	0.1%
Mortgage-backed - agency / residential	120,354	129,832	(9,478)	(7.3)%
Mortgage-backed - private / residential	225	265	(40)	(15.1)%
Corporate	87,626	86,246	1,380	1.6%
Collateralized loan obligations	16,045	26,277	(10,232)	(38.9)%
Total securities available for sale	$305,910	$324,228	$(18,318)	(5.6)%

Securities held to maturity:
State and municipal	120,205	121,109	(904)	(0.7)%
Mortgage-backed - agency / residential	101,949	102,648	(699)	(0.7)%
Asset-backed	17,545	19,022	(1,477)	(7.8)%
Other	1,200	1,200	-	-%
Total securities held to maturity	$240,899	$243,979	$(3,080)	(1.3)%

The carrying value of our available for sale investment securities at June 30, 2017 was $305.9 million compared to the December 31, 2016 carrying value of $324.2 million. The $18.3 million decrease in available for sale securities from December 31, 2016 was primarily a result of net maturities and pay-downs.

The carrying value of our held to maturity securities at June 30, 2017 was $240.9 million compared to $244.0 million at December 31, 2016.

At June 30, 2017  and December 31, 2016, our investment securities portfolio had an average effective duration of approximately 4.9 years and 5.3 years, respectively.

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

At June 30, 2017, there were 221 individual securities in an unrealized loss position, including 13 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 208 securities in an unrealized loss position, and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At June 30, 2017, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At June 30, 2017 and December 31, 2016, we held $23.0 million and $22.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	At June 30, 2017		At December 31, 2016
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$876,043	31.70%	$916,632	33.96%
Interest-bearing demand and NOW	811,639	29.37%	767,523	28.44%
Money market	475,656	17.21%	484,664	17.96%
Savings	183,200	6.63%	164,478	6.09%
Time	417,085	15.09%	365,787	13.55%
Total deposits	$2,763,623	100.00%	$2,699,084	100.00%

Total deposits increased $64.5 million at June 30, 2017, compared to December 31, 2016. The increase in total deposits at June 30, 2017, compared to December 31, 2016 included a $13.2 million increase in non-maturing deposits and a $51.3 million increase in time deposits. The increase in time deposits was comprised of an $11.7 million increase in brokered time deposits and a $39.6 million increase in in-market time deposits.

Noninterest-bearing deposits as a percentage of total deposits were approximately 31.7% at June 30, 2017, compared to 34.0% at December 31, 2016. Noninterest-bearing deposits help reduce overall funding costs; however, due to the low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 15.1% of total deposits at June 30, 2017. The majority of the time deposit balance represented deposits of local customers, with $106.1 million representing brokered deposits, compared to $94.3 million at December 31, 2016. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At June 30, 2017, securities sold under agreements to repurchase were $29.6 million, compared to $36.9 million at December 31, 2016, and $18.0 million at June 30,  2016. Securities sold under agreements to repurchase acquired in the Home State transaction were $20.0 million as of September 8, 2016.

Borrowings and Subordinated Debentures

At June 30, 2017, our FHLB borrowings were $162.7 million compared to $197.2 million at December 31, 2016 and $261.6 million at June 30, 2016. At June 30, 2017, borrowings consisted of $71.8 million in term notes and $90.9 million in line of credit advances. At December 31, 2016, our FHLB borrowings consisted of $72.5 million in term notes and $124.7 million in line of credit advances. The total FHLB commitment, including balances outstanding, at June 30, 2017 and December 31, 2016 was $683.6 million and $597.2 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $519.6 million at June 30, 2017 which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at June 30, 2017 consisted of two fixed-rate term notes and two variable-rate term notes. A  $1.7 million fixed-rate term note maturing on August 30, 2017 with an interest rate of 5.63% was assumed in the Home State transaction.  The second fixed-rate term note is a $20.0 million note maturing on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate note. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. The two variable-rate term notes of $25.0 million each bore interest rates of 1.25% and 1.19% at June 30, 2017. These notes mature on August 4, 2017 and March 7, 2018 and will be renewed annually for the next three to four years under our five year forward starting balance sheet swaps initiated in June 2013 and March 2014. The interest rate on our FHLB line of credit borrowing is variable and was 1.24% at June 30, 2017.

At June 30, 2017, the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.0 million, comprised of $65.8 million in debt, partially offset by $0.8 million in debt issuance costs. At

December 31, 2016, the balance of the Company’s Debentures was $65.0 million. As of June 30, 2017, the Company's Debentures bore a weighted average rate of 5.06%.

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

In April 2017,  we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 16, 2018. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of June 30, 2017, no amounts had been borrowed on this line of credit.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2017, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 19

	Ratio at June 30, 2017	Ratio at December 31, 2016	Ratio at June 30, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.61%	10.46%	11.07%	7.00%	N/A
Guaranty Bank and Trust Company	12.19%	12.43%	11.89%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.47%	11.34%	12.23%	8.50%	N/A
Guaranty Bank and Trust Company	12.19%	12.43%	11.89%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.65%	13.58%	13.34%	10.50%	N/A
Guaranty Bank and Trust Company	12.99%	13.26%	13.00%	10.50%	10.00%

Leverage Ratio
Consolidated	9.98%	9.81%	10.84%	4.00%	N/A
Guaranty Bank and Trust Company	10.60%	10.76%	10.54%	4.00%	5.00%

At June 30,  2017, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated total risk-based capital ratio increased compared to December 31, 2016, primarily due to an increase in retained 2017 earnings.  At June 30, 2017, our bank-level capital ratios declined compared to December 31, 2016, primarily due to the $18.7 million dividend paid to the Company in the second quarter 2017 to fund stockholder dividends and debt servicing during 2017.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At June 30, 2017, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	June 30, 2017	December 31, 2016

	(In thousands)
Commitments to extend credit:
Variable	$441,849	$436,546
Fixed	120,570	95,607
Total commitments to extend credit	$562,419	$532,153

Standby letters of credit	$12,827	$10,292

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At June 30, 2017, the Company had $306.1 million in unencumbered securities, $46.6 million in cash and cash equivalents and $15.0 million in excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At June 30, 2017, the Bank had $519.6 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $2.5 million of availability with the Federal Reserve discount window.

At June 30, 2017, the Bank had $131.1 million of brokered deposits, of which $25.0 million were money market accounts, $15.8 million will mature in the third quarter 2017, $5.0 million will mature in the fourth quarter 2017, $62.1 million will mature during 2018 and $23.2 million will mature during 2019 and 2020. As of December 31, 2016, the Bank maintained $109.3 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of June 30, 2017, the holding company had approximately $19.7 million of cash on hand. On April 17, 2017, after receiving regulatory approval, the Bank’s Board of Directors approved an $18.7 million dividend to the holding company. We expect that this dividend will be sufficient to fund holding company operations and projected quarterly external stockholder dividends at the current rate through the remainder of 2017. In April 2017, the holding company renewed its credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At June 30, 2017, there were no funds drawn on the line of credit.

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

The following table shows the projected net interest income increase or decrease over the 12 months following June 30, 2017 and June 30, 2016:

Table 21

Market Risk:

	Annualized Net Interest Income
	June 30, 2017	June 30, 2016
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$4,263	$5
200	2,648	215
100	1,321	13
Static	-	-
(100)	(6,946)	(767)
(200)	(7,503)	15
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At June 30, 2017, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. At June 30, 2017, we have approximately $572.0 million in loans that are expected to reprice within thirty days of a change in the prime lending rate. For purposes of modeling interest rate risk, we assume that there is a simultaneous parallel shift in all interest rate curves increasing yields on all new loans. We also assume that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude of 11% to 65% depending upon the type of deposit. Further, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a 2.8% reduction in the economic value of equity in a 100 basis point rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits. As of June 30, 2017, our asset sensitivity had increased relative to June 30, 2016, primarily as a result of the overall asset sensitivity of the assets and liabilities acquired in the recent Home State transaction.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At June 30, 2017, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At June 30, 2017, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would result in a smaller decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2017.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the second quarter 2017.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
April 1 to April 30	-	$-	-	1,000,000
May 1 to May 31	125	25.40	-	1,000,000
June 1 to June 30	-	-	-	1,000,000
____________________	125	$25.40	-	1,000,000

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

i

Dated: July 28, 2017	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)