Form 10-Q
period 2017-09-30
Guaranty Bancorp
filed 2017-10-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,   a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 27, 2017, there were 29,241,220 shares of the registrant’s common stock outstanding, of which 475,260 shares were in the form of unvested stock awards.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$64,388	$50,111

Time deposits with banks	254	254

Securities available for sale, at fair value	298,483	324,228
Securities held to maturity (fair value of $257,571 and $239,404
at September 30, 2017 and December 31, 2016)	258,541	243,979
Bank stocks, at cost	19,435	22,649
Total investments	576,459	590,856

Loans held for sale	314	4,129

Loans, held for investment, net of deferred costs and fees	2,661,552	2,515,009
Less allowance for loan losses	(22,900)	(23,250)
Net loans, held for investment	2,638,652	2,491,759

Premises and equipment, net	63,280	67,390
Other real estate owned and foreclosed assets	-	569
Goodwill	56,404	56,404
Other intangible assets, net	13,348	15,317
Bank-owned life insurance	74,625	65,538
Other assets	22,322	24,100
Total assets	$3,510,046	$3,366,427

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$924,361	$916,632
Interest-bearing demand and NOW	866,309	767,523
Money market	502,400	484,664
Savings	183,366	164,478
Time	421,624	365,787
Total deposits	2,898,060	2,699,084

Securities sold under agreement to repurchase	37,943	36,948
Federal Home Loan Bank line of credit borrowing	51,182	124,691
Federal Home Loan Bank term notes	70,000	72,477
Subordinated debentures, net	65,044	64,981
Interest payable and other liabilities	12,665	15,868
Total liabilities	3,134,894	3,014,049

Stockholders’ equity:
Common stock (1)	31	31
Additional paid-in capital - common stock	834,339	832,067
Accumulated deficit	(348,392)	(367,944)
Accumulated other comprehensive loss	(4,791)	(6,726)
Treasury stock, at cost, 2,402,027 and 2,361,882 shares, respectively	(106,035)	(105,050)
Total stockholders’ equity	375,152	352,378
Total liabilities and stockholders’ equity	$3,510,046	$3,366,427
____________________

(1)

Common stock—$0.001 par value; 40,000,000 shares authorized;  30,803,897 shares issued and 28,401,870 shares outstanding at September 30, 2017 (includes 476,549 shares of unvested restricted stock); 40,000,000 shares authorized; 30,695,886 shares issued and 28,334,004 shares outstanding at December 31, 2016 (includes 513,187 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$30,902	$22,295	$87,270	$60,206
Investment securities:
Taxable	2,221	1,741	6,892	5,454
Tax-exempt	1,233	971	3,713	2,459
Dividends	275	237	1,011	829
Federal funds sold and other	57	98	76	105
Total interest income	34,688	25,342	98,962	69,053
Interest expense:
Deposits	1,939	1,228	5,262	3,299
Securities sold under agreement to repurchase	16	13	48	31
Borrowings	531	636	2,079	1,992
Subordinated debentures	868	715	2,568	1,165
Total interest expense	3,354	2,592	9,957	6,487
Net interest income	31,334	22,750	89,005	62,566
Provision for loan losses	497	27	708	53
Net interest income, after provision for loan losses	30,837	22,723	88,297	62,513
Noninterest income:
Deposit service and other fees	3,580	2,581	10,405	7,042
Investment management and trust	1,478	1,333	4,482	3,889
Increase in cash surrender value of life insurance	674	490	1,884	1,398
Loss on sale of securities	(86)	(66)	(86)	(122)
Gain on sale of SBA loans	143	208	971	472
Other	341	159	1,218	346
Total noninterest income	6,130	4,705	18,874	13,025
Noninterest expense:
Salaries and employee benefits	11,736	10,984	34,909	28,292
Occupancy expense	1,714	1,417	4,940	4,053
Furniture and equipment	974	750	2,894	2,281
Amortization of intangible assets	672	389	1,969	868
Other real estate owned, net	(20)	20	174	27
Insurance and assessments	642	608	1,995	1,818
Professional fees	929	962	3,155	2,725
Impairment of long-lived assets	-	-	224	-
Other general and administrative	5,160	3,494	12,579	9,486
Total noninterest expense	21,807	18,624	62,839	49,550
Income before income taxes	15,160	8,804	44,332	25,988
Income tax expense	5,106	3,039	14,313	8,682
Net income	$10,054	$5,765	$30,019	$17,306

Earnings per common share–basic:	$0.36	$0.25	$1.08	$0.80
Earnings per common share–diluted:	0.36	0.25	1.07	0.79
Dividends declared per common share:	0.13	0.12	0.38	0.35

Weighted average common shares outstanding-basic:	27,920,658	22,811,386	27,900,627	21,750,153
Weighted average common shares outstanding-diluted:	28,120,111	22,984,647	28,140,332	21,995,855

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(In thousands)

Net income	$10,054	$5,765	$30,019	$17,306
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	91	645	2,249	3,434
Income tax effect	(35)	(245)	(855)	(1,305)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	120	105	365	326
Income tax effect	(46)	(41)	(139)	(125)
Reclassification adjustment for net losses (gains) included
in net income during the period	86	66	86	122
Income tax effect	(33)	(25)	(33)	(46)
Change in fair value of derivatives during the period	33	379	(187)	(1,554)
Income tax effect	(13)	(144)	71	591
Reclassification adjustment of losses on derivatives
during the period	190	259	609	687
Income tax effect	(72)	(98)	(231)	(261)
Other comprehensive income (loss)	321	901	1,935	1,869
Total comprehensive income	$10,375	$6,666	$31,954	$19,175

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2016	21,704,852	$712,334	$(103,743)	$(382,147)	$(4,805)	$221,639
Net income	-	-	-	17,306	-	17,306
Other comprehensive income	-	-	-	-	1,869	1,869
Issuance of common stock for acquisition of Home
State Bancorp net of issuance costs	6,533,756	116,468	-	-	-	116,468
Stock compensation awards, net of forfeitures	167,664	-	-	-	-	-
Stock based compensation, net	-	2,304	-	-	-	2,304
Repurchase of common stock	(57,165)	-	(897)	-	-	(897)
Dividends paid	-	-	-	(7,329)	-	(7,329)
Balance, September 30, 2016	28,349,107	$831,106	$(104,640)	$(372,170)	$(2,936)	$351,360

Balance, January 1, 2017	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378
Net income	-	-	-	30,019	-	30,019
Other comprehensive income	-	-	-	-	1,935	1,935
Stock compensation awards, net of forfeitures	108,011	-	-	-	-	-
Stock based compensation, net	-	2,272	-	-	-	2,272
Repurchase of common stock	(40,145)	-	(985)	-	-	(985)
Dividends paid	-	-	-	(10,467)	-	(10,467)
Balance, September 30, 2017	28,401,870	$834,370	$(106,035)	$(348,392)	$(4,791)	$375,152

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016

	(In thousands)
Cash flows from operating activities:
Net income	$30,019	$17,306
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	4,178	2,739
Net amortization (accretion) on investment and loan portfolios	(392)	593
Provision for loan losses	708	53
Impairment of long-lived assets	224	-
Stock compensation, net	2,272	2,304
Dividends on bank stocks	(362)	(459)
Increase in cash surrender value of life insurance	(1,587)	(1,121)
Gain on sale of securities and SBA loans	(885)	(350)
Gain on the sale of other assets	(271)	(14)
Origination of SBA loans with intent to sell	(5,413)	(4,510)
Proceeds from the sale of SBA loans originated with intent to sell	10,641	5,613
Loss, net, and valuation adjustments on real estate owned	160	104
Net change in:
Interest receivable and other assets	1,433	817
Net deferred income tax assets	493	150
Interest payable and other liabilities	(2,804)	2,670
Net cash from operating activities	38,414	25,895
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	83,967	388,820
Purchases	(57,765)	(99,363)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	18,431	20,521
Purchases	(30,184)	(46,305)
Loan originations, net of principal collections	(69,615)	(99,766)
Loan purchases	(79,154)	(52,068)
Purchase of bank-owned life insurance contracts	(7,500)	(15,000)
Proceeds from sale of other assets	1,463	2,204
Proceeds from sales of other real estate owned and foreclosed assets	514	-
Proceeds from sale of SBA and other loans transferred to held for sale	3,940	229
Additions to premises and equipment	(879)	(1,142)
Cash paid in acquisition, net of cash received	-	(23,930)
Net cash from investing activities	(136,782)	74,200
Cash flows from financing activities:
Net change in deposits	199,020	180,564
Repayment of Federal Home Loan Bank term notes	(2,409)	-
Net change in borrowings on Federal Home Loan Bank line of credit	(73,509)	(187,899)
Proceeds from Federal Home Loan Bank term advances	-	25,000
Proceeds from issuance of subordinated debt, net of issuance costs	-	39,199
Cash dividends on common stock	(10,467)	(7,329)
Net change in repurchase agreements and federal funds purchased	995	(10,527)
Repurchase of common stock	(985)	(897)
Payment of stock issuance costs related to acquisition	-	(1,009)
Net cash from financing activities	112,645	37,102
Net change in cash and cash equivalents	14,277	137,197
Cash and cash equivalents, beginning of period	50,111	26,711
Cash and cash equivalents, end of period	$64,388	$163,908

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

Loans acquired in a business combination, that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable, were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. As of September 30, 2017, $809,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition for one of or both of the following reasons: (1) management considered the collection of all contractually required payments probable, and (2) the loan demonstrated no evidence of credit deterioration since origination.

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

As of September 30, 2017, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 15, 2020. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. At September 30, 2017 and December 31, 2016, the Company had a net deferred tax asset of $2,922,000 and $4,846,000, respectively, which includes the deferred tax asset (liability) associated with the net unrealized loss (gain) on securities and interest rate swaps. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of September 30, 2017, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of September 30, 2017 or December 31, 2016.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2014 and is no longer subject to examination by the State of Colorado for years before 2013. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2017 and December 31, 2016, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Average common shares outstanding	27,920,658	22,811,386	27,900,627	21,750,153
Effect of dilutive unvested stock grants (1)	199,453	173,261	239,705	245,702
Average shares outstanding for calculated
diluted earnings per common share	28,120,111	22,984,647	28,140,332	21,995,855
_____________

(1) Unvested stock grants representing 476,549 shares at September 30, 2017 had a dilutive impact of 199,453 and 239,705 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2017, respectively. Unvested stock grants representing 564,376 shares at September 30, 2016 had a dilutive impact of 173,261 and 245,702 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2016, respectively.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies are recognized in income tax expense in the reporting period in which the awards vest. Previously, excess tax benefits or deficiencies impacted stockholder’s equity directly to the extent there was a cumulative excess tax benefit. In the event that a tax deficiency had occurred during the reporting period and a cumulative excess tax benefit did not exist, the tax deficiency was recognized in income tax expense under previous GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock-based compensation or recognize them as they occur; the Company has elected to continue to estimate forfeitures. The provisions of this update became effective for interim and annual periods beginning after December 15, 2016, however early adoption was permitted beginning in 2016. The Company adopted the provisions of the update in the fourth quarter 2016. During the first nine months of 2017,  $582,000 of excess tax benefits related to restricted stock vestings reduced income tax expense. Comparatively, excess tax benefits of $325,000 were retroactively recognized in the first nine months of 2016, upon adoption in the fourth quarter 2016.

Recently Issued but not yet Effective Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. For public business entities, the amendments of this update are effective beginning with interim and annual reporting periods beginning after December 15, 2017. Interest income earned on financial instruments is outside of the scope of the update, and as a result the impact of the update is limited to certain components of noninterest income. The Company’s noninterest income is generated by customer transactions or through the passage of time and as a result the pattern or timing of income recognition is not expected to be impacted under the update. The Company has elected to implement this update using modified retrospective application, which requires application to uncompleted contracts at the date of adoption. Under the modified retrospective transition method retrospective revisions to prior periods are not required, however, any difference in timing of revenue recognition on uncompleted contracts at adoption date is recorded in retained earnings as a cumulative adjustment. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows and has concluded that the most significant impact will be the disaggregated disclosure of certain components of noninterest income.

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

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at September 30, 2017, we anticipate total assets and total liabilities will increase between $9,000,000 and $11,000,000 as the result of additional leases being recognized on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP, a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since reserves will be established for purchased loans at the time of acquisition under CECL, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers, the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee that is assessing our data and system needs and has begun working with an external vendor regarding the development of a CECL-compliant model and the gathering of the requisite data. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued accounting standards update 2016-15, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted. The provisions of the update outline the appropriate classification of debt extinguishment costs, repayment of debt instruments with insignificant coupons, contingent consideration payments made subsequent to a business combination, insurance proceeds, premiums and settlements on bank-owned life insurance policies, distributions from equity method investees, beneficial interest in securitizations and the appropriate classification of payments and receipts that contain aspects of multiple classes of cash flows. Management does not expect the update to materially impact the Company’s statement of cash flows, although the classification of certain items could shift relative to past presentation. For example, in 2014 the Company classified a $5.5 million prepayment penalty on debt extinguishment in the Operating, section of the statement of cash flows, under the provisions of the update if that penalty were incurred in 2018, it would be included in the Financing section.

In January 2017, the FASB issued accounting standards update 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net remaining amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s carrying value over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2017, the FASB issued accounting standards update 2017-12, Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The update is effective for public business entities for fiscal years beginning after December 15, 2018.  The update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Management has begun assessing potential impacts of the standard, but does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

(m)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)Business Combinations

On July 18, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Castle Rock Merger Agreement”) with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock

Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado. The transaction closed on October 27, 2017. Additional information on the Castle Rock transaction is included in footnote 15 -Subsequent Events.

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

The Home State transaction enhanced the Company’s balance sheet liquidity and supported the Company’s objective of serving the banking needs of northern Colorado business and consumer customers.

Goodwill of $56,404,000 was recognized in the Home State transaction and represents expected synergies and cost savings resulting from combining the operations of Home State with those of the Company. Due to the tax-free structure of the transaction, the recognized goodwill was not deductible for tax purposes. The estimated fair value of assets acquired and liabilities assumed at acquisition were recorded on the Company’s balance sheet at the date of acquisition and subjected to limited measurement period adjustments in the fourth quarter 2016 as a result of receipt of final valuations. No additional adjustments of acquisition date fair values were recorded in the one-year measurement period following the Home State transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the September 8, 2016 Home State transaction, and reflects all adjustments made to the fair value of the opening balance sheet through September 30, 2017:

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

Pre-tax merger expenses relating to the Castle Rock acquisition were $268,000 for the three and nine months ended September 30, 2017. No merger expenses relating to the Home State acquisition were incurred in the first nine months of 2017. Pre-tax merger expenses of $2,205,000 and $3,227,000 were included in the Company’s results of operations in the three and nine months ended September 30, 2016, respectively.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	September 30, 2017
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$75,199	$256	$(1,328)	$76,271
Mortgage-backed - agency / residential	119,162	250	(2,434)	121,346
Corporate	88,299	556	(1,250)	88,993
Collateralized loan obligations	15,823	13	(40)	15,850
Total securities available for sale	$298,483	$1,075	$(5,052)	$302,460

	December 31, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$81,608	$91	$(2,542)	$84,059
Mortgage-backed - agency / residential	129,832	347	(3,117)	132,602
Mortgage-backed - private / residential	265	-	(6)	271
Corporate	86,246	288	(1,357)	87,315
Collateralized loan obligations	26,277	50	(66)	26,293
Total securities available for sale	$324,228	$776	$(7,088)	$330,540

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
September 30, 2017:
State and municipal	$137,706	$1,305	$(1,212)	$137,613
Mortgage-backed - agency / residential	101,916	616	(1,744)	103,044
Asset-backed	16,749	102	(37)	16,684
Other	1,200	-	-	1,200
	$257,571	$2,023	$(2,993)	$258,541

December 31, 2016:
State and municipal	$118,734	$745	$(3,120)	$121,109
Mortgage-backed - agency / residential	100,565	507	(2,590)	102,648
Asset-backed	18,905	9	(126)	19,022
Other	1,200	-	-	1,200
	$239,404	$1,261	$(5,836)	$243,979

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(In thousands)
Proceeds	$48,320	$317,630	$48,320	$370,111
Gross gains	254	1,434	254	2,486
Gross losses	(340)	(1,500)	(340)	(2,608)
Net tax (benefit) expense related to
gains (losses) on sale	(33)	(25)	(33)	(46)

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at September 30, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$5,083	$5,047
Due after one year through five years	11,797	11,676
Due after five years through ten years	94,754	96,272
Due after ten years	51,864	52,269
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	163,498	165,264
Mortgage-backed and collateralized
loan obligations	134,985	137,196
Total securities available for sale	$298,483	$302,460

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$150	$150
Due after one year through five years	13,139	12,948
Due after five years through ten years	76,546	76,660
Due after ten years	49,071	49,055
Total HTM, excluding MBS and asset-backed	138,906	138,813
Mortgage-backed and asset-backed	118,665	119,728
Total securities held to maturity	$257,571	$258,541

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$23,546	$(247)	$32,002	$(1,081)	$55,548	$(1,328)
Mortgage-backed - agency /
residential	57,323	(1,086)	35,532	(1,348)	92,855	(2,434)
Corporate	38,940	(821)	10,762	(429)	49,702	(1,250)
Collateralized loan obligations	10,570	(40)	-	-	10,570	(40)

Held to maturity:
State and municipal	23,722	(382)	63,138	(1,556)	86,860	(1,938)
Mortgage-backed - agency /
residential	35,539	(1,312)	49,796	(1,006)	85,335	(2,318)
Asset-backed	-	-	16,749	(348)	16,749	(348)
Total temporarily impaired	$189,640	$(3,888)	$207,979	$(5,768)	$397,619	$(9,656)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$47,434	$(2,542)	$-	$-	$47,434	$(2,542)
Mortgage-backed - agency /
residential	93,909	(2,782)	9,526	(335)	103,435	(3,117)
Mortgage-backed - private /
residential	265	(6)	-	-	265	(6)
Corporate	49,964	(1,042)	5,685	(315)	55,649	(1,357)
Collateralized loan obligations	9,077	(17)	5,488	(49)	14,565	(66)

Held to maturity:
State and municipal	90,959	(3,804)	596	(259)	91,555	(4,063)
Mortgage-backed - agency /
residential	99,920	(3,442)	-	-	99,920	(3,442)
Asset-backed	15,690	(542)	3,216	(98)	18,906	(640)
Total temporarily impaired	$407,218	$(14,177)	$24,511	$(1,056)	$431,729	$(15,233)

The table above presents unrealized losses on held to maturity securities since the date of each security’s purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of September 30, 2017 or December 31, 2016.

At September 30, 2017,  there were 236 individual securities in an unrealized loss position, including 162 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 74 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2016, there were 271 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. The total number of securities in an unrealized loss position decreased from 271 individual securities at December 31, 2016 to 236 securities at September 30, 2017, primarily as a result of fluctuation in market interest rates. At September 30, 2017, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At September 30, 2017 and December 31, 2016, the Company’s unrated municipal bonds comprised approximately 4.6% and 16.9%, respectively, of the carrying value of the Company’s entire municipal bond portfolio. The decrease in the percentage of unrated municipal bonds in the Company’s municipal bond portfolio during the first nine months of 2017 was primarily attributable to the sale of a $24,115,000 unrated revenue bond in the third quarter 2017.

Securities with carrying values of $231,634,000 and $237,036,000 were pledged at September 30, 2017 and December 31, 2016, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Certain mortgage backed securities with an aggregate market value of approximately $41,124,000 and $42,486,000 were pledged to secure overnight repurchase agreement borrowings as of September 30, 2017 and December 31, 2016, respectively. Fluctuations in the fair value of these securities, and/or the fluctuation in the balance of customer repurchase agreements and or public deposits, may result in the need to pledge additional securities against these sources of funding. Management monitors the Bank’s collateral position with respect to repurchase agreement borrowings on a daily basis.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30,	December 31,
	2017	2016

	(In thousands)
Commercial and residential real estate	$1,892,828	$1,768,424
Construction	81,826	88,451
Commercial	449,450	432,083
Agricultural	15,824	16,690
Consumer	124,625	125,264
SBA	45,935	52,380
Other	51,004	31,778
Total gross loans	2,661,492	2,515,070
Deferred costs and (fees)	60	(61)
Loans, held for investment, net	2,661,552	2,515,009
Less allowance for loan losses	(22,900)	(23,250)
Net loans, held for investment	$2,638,652	$2,491,759

In the first nine months of 2017, the Company purchased $79.2 million of performing loans included in commercial and residential real estate, commercial and consumer loans in the above table. During 2016, excluding the Home State transaction, the Company purchased $109.5 million in performing loans included in commercial and residential real estate and consumer loans in the above table. The Company recognized a $271,000 gain on the sale of its $2.0 million credit card loan portfolio during the first quarter 2017.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(In thousands)
Balance, beginning of period	$23,125	$23,050	$23,250	$23,000
Provision for loan losses	497	27	708	53
Loans charged-off	(970)	(72)	(1,433)	(431)
Recoveries on loans previously
charged-off	248	295	375	678
Balance, end of period	$22,900	$23,300	$22,900	$23,300

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of September 30, 2017, PCI loans acquired in the Home State transaction are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three and nine months ended September 30, 2017 and September 30, 2016. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(383)	(92)	(958)	(1,433)
Recoveries	86	11	278	375
Provision (credit)	(915)	159	1,464	708
Balance as of September 30, 2017	$18,870	$183	$3,847	$22,900

Balance as of July 1, 2017	$19,400	$193	$3,532	$23,125
Charge-offs	(250)	(75)	(645)	(970)
Recoveries	21	4	223	248
Provision (credit)	(301)	61	737	497
Balance as of September 30, 2017	$18,870	$183	$3,847	$22,900

Balances at September 30, 2017:

Allowance for Loan Losses
Individually evaluated	$27	$-	$671	$698
Collectively evaluated	18,843	183	3,176	22,202
Total	$18,870	$183	$3,847	$22,900

Loans
Individually evaluated	$10,155	$1	$5,577	$15,733
Collectively evaluated	2,129,684	60,482	455,653	2,645,819
Total	$2,139,839	$60,483	$461,230	$2,661,552

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2016	$20,306	$71	$2,623	$23,000
Charge-offs	(213)	(12)	(206)	(431)
Recoveries	235	13	430	678
Provision (credit)	(143)	(15)	211	53
Balance as of September 30, 2016	$20,185	$57	$3,058	$23,300

Allowance for Loan Losses
Balance as of July 1, 2016	$20,171	$75	$2,804	$23,050
Charge-offs	(9)	(5)	(58)	(72)
Recoveries	150	2	143	295
Provision (credit)	(127)	(15)	169	27
Balance as of September 30, 2016	$20,185	$57	$3,058	$23,300

Balances at December 31, 2016:

Allowance for Loan Losses
Individually evaluated	$29	$-	$193	$222
Collectively evaluated	20,053	105	2,870	23,028
Total	$20,082	$105	$3,063	$23,250

Loans
Individually evaluated	$22,728	$2	$7,645	$30,375
Collectively evaluated	2,024,524	55,182	404,928	2,484,634
Total	$2,047,252	$55,184	$412,573	$2,515,009

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

September 30, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,974	$10,479	$-	$17,713	$1,967
Construction	-	-	-	-	-
Commercial	843	1,336	-	856	126
Consumer	17	19	-	18	-
Other	571	1,412	-	775	18
Total	$11,405	$13,246	$-	$19,362	$2,111

Impaired loans with a related allowance:
Commercial and residential real estate	$27	$135	$1	$962	$-
Construction	-	-	-	-	-
Commercial	2,186	2,262	69	4,126	54
Consumer	579	665	8	366	16
Other	1,536	1,591	620	793	4
Total	$4,328	$4,653	$698	$6,247	$74

Total impaired loans:
Commercial and residential real estate	$10,001	$10,614	$1	$18,675	$1,967
Construction	-	-	-	-	-
Commercial	3,029	3,598	69	4,982	180
Consumer	596	684	8	384	16
Other	2,107	3,003	620	1,568	22
Total impaired loans	$15,733	$17,899	$698	$25,609	$2,185

December 31, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$20,477	$21,140	$-	$13,875	$1,911
Construction	-	-	-	592	-
Commercial	222	229	-	243	16
Consumer	18	19	-	117	2
Other	817	1,625	-	493	-
Total	$21,534	$23,013	$-	$15,320	$1,929

Impaired loans with a related allowance:
Commercial and residential real estate	$1,767	$1,890	$19	$8,590	$44
Construction	-	-	-	-	-
Commercial	6,371	6,423	155	2,937	309
Consumer	306	383	9	389	9
Other	397	444	39	348	-
Total	$8,841	$9,140	$222	$12,264	$362

Total impaired loans:
Commercial and residential real estate	$22,244	$23,030	$19	$22,465	$1,955
Construction	-	-	-	592	-
Commercial	6,593	6,652	155	3,180	325
Consumer	324	402	9	506	11
Other	1,214	2,069	39	841	-
Total impaired loans	$30,375	$32,153	$222	$27,584	$2,291

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $173,000 for the nine months ended September 30, 2017 and $209,000 for the nine months ended September 30, 2016. The gross quarter-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $24,000 for the third quarter 2017 and $77,000 for the third quarter 2016. During the three and nine months ended September 30, 2016, approximately $83,000 and $332,000, respectively, in cash-basis interest income was recognized on the Company’s largest nonaccrual loan. This loan was moved into accruing status in September 2016 and was paid off in the third quarter 2017. As a result of the payoff of this nonaccrual loan in the third quarter 2017, $892,000 in interest income was recognized as a result of the previous application of payments to principal while on nonaccrual. No cash-basis interest income was recognized in the first nine months of 2017.

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

September 30, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$113	$-	$1,722	$1,835	$1,892,870
Construction	-	-	-	-	81,828
Commercial	8,879	-	844	9,723	449,460
Consumer	137	-	264	401	124,628
Other	-	-	1,914	1,914	112,766
Total	$9,129	$-	$4,744	$13,873	$2,661,552

December 31, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,258	$-	$2,835	$4,093	$1,768,381
Construction	-	-	-	-	88,449
Commercial	37	-	1,094	1,131	432,072
Consumer	42	-	201	243	125,261
Other	-	-	1,117	1,117	100,846
Total	$1,337	$-	$5,247	$6,584	$2,515,009

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

September 30, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,880,451	$81,826	$438,512	$124,248	$108,269	$2,633,306
Substandard	12,377	-	10,938	377	4,494	28,186
Doubtful	-	-	-	-	-	-
Subtotal	1,892,828	81,826	449,450	124,625	112,763	2,661,492
Deferred costs and fees	42	2	10	3	3	60
Loans, held for investment, net	$1,892,870	$81,828	$449,460	$124,628	$112,766	$2,661,552

December 31, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,742,974	$88,451	$427,278	$124,932	$98,561	$2,482,196
Substandard	25,450	-	4,805	332	2,287	32,874
Doubtful	-	-	-	-	-	-
Subtotal	1,768,424	88,451	432,083	125,264	100,848	2,515,070
Deferred fees and costs	(43)	(2)	(11)	(3)	(2)	(61)
Loans, held for investment, net	$1,768,381	$88,449	$432,072	$125,261	$100,846	$2,515,009

The book balance of TDRs at September 30, 2017 and December 31, 2016, was $12,405,000 and $25,219,000, respectively. Management established approximately $141,000 and $74,000 in specific reserves for these loans as of September 30, 2017 and December 31, 2016, respectively. The Company had an additional $3,101,000 and $2,238,000 committed on loans classified as TDRs at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the terms of 23 loans totaling $4,543,000, were modified in troubled debt restructurings. The modification of the terms of such loans included 12 restructurings of payment terms and 11 loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower's financial strength. During the three months ended September 30, 2017, the terms of four loans totaling $475,000, were modified in troubled debt restructurings. The modification of the terms of such loans included two restructurings of payment terms and two loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower's financial strength.

During the nine months ended September 30, 2016, the terms of three loans totaling $4,765,000 were modified in troubled debt restructurings. The modification of the terms of such loans included two restructurings of payment terms and one renewal of a loan with a stated interest rate below market. During the three months ended September 30, 2016, the terms of a single loan with a balance of $2,900,000 were modified in troubled debt restructurings. There were no material charge-offs or provisions recorded during the three and nine months ended September 30, 2017 or September 30, 2016 on loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the nine months ended September 30, 2017 or September 30, 2016.

(5)Goodwill and Other Intangible Assets

The Company recognized $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016. Subsequent changes to estimates of acquisition date fair value would impact the amount recognized as goodwill. As outlined in footnote 2 – Business Combinations, limited measurement period adjustments were recognized in the fourth quarter 2016 as a result of receipt of final valuations related to the Home State transaction. No other measurement period adjustments were made in the one-year measurement period following the Home State transaction.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2017, the Company had intangible assets comprised of its core deposit intangible assets and customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful Life	2017	2016

		(In thousands)
Core deposit intangible assets	10 - 15 years	$74,087	$74,087
Core deposit intangible assets accumulated amortization		(64,642)	(63,112)
Core deposit intangible assets, net		$9,445	$10,975

Customer relationship intangible assets	10 years	6,243	6,243
Customer relationship intangible assets accumulated amortization		(2,340)	(1,901)
Customer relationship intangible assets, net		$3,903	$4,342

Total other intangible assets, net		$13,348	$15,317

(6)Borrowings

At September 30, 2017, the Company’s outstanding borrowings were $121,182,000 as compared to $197,168,000 at December 31, 2016. These borrowings at September 30, 2017 consisted of $70,000,000 in term notes and $51,182,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At

December 31, 2016, outstanding borrowings consisted of $72,477,000 of term notes and $124,691,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 1.28% at September 30, 2017. The Company has three term notes with the FHLB. The first is a fixed interest rate $20,000,000 term note at 2.52% that is payable at its maturity date of January 23, 2018, with a prepayment penalty if paid prior to maturity; it is convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note is converted by the FHLB, the Bank has the option to prepay the note without penalty. If the note is not converted by the FHLB, the note continues to be convertible quarterly thereafter, with the option to convert to floating rate at the discretion of the FHLB. Additionally, the Company had two $25,000,000 variable rate term notes that mature on March 7, 2018 and August 3, 2018 and carry an interest rate that resets quarterly. As of September 30, 2017, the rates on our variable rate term notes were set at 1.28% and 1.37%, respectively.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans in the amount of $986,585,000 at September 30, 2017 and $854,057,000 at December 31, 2016. Total borrowing capacity with the FHLB resulting from the pledged loans was $690,755,000 at September 30, 2017 and $597,202,000 at December 31, 2016. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $568,240,000 at September 30, 2017 and $400,102,000 at December 31, 2016.

In April 2017, the holding company renewed its agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. The holding company’s stock in the Bank is pledged as collateral to the line of credit. The line of credit matures on March 16, 2018. Under the credit agreement, the Company elects a fixed or floating interest rate on each advance. As of September 30, 2017, no amounts had been borrowed on the Wells Fargo line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At September 30, 2017, the Company’s outstanding subordinated debentures (the “Debentures”) consisted of $65,774,000 in debt, partially offset by $730,000 in debt issuance costs. At December 31, 2016, the Company’s outstanding Debentures consisted of $65,774,000 in debt, partially offset by $793,000 in debt issuance costs. As of September 30, 2017, the Company's Debentures bore a weighted average cost of funds of 5.12%.

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

As of September 30, 2017, the Company was in compliance with all financial covenants of the Debentures.

The Company had accrued, unpaid interest on its Debentures of approximately $726,000 at September 30, 2017 and approximately $1,286,000 at December 31, 2016. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and the Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2017, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at September 30, 2017 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2018	Variable	LIBOR + 2.65%	3.95%	1/15/2018
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2018	Variable	LIBOR + 3.10%	4.40%	1/7/2018
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On October 7, 2017, the rate on the Guaranty Capital Trust III subordinated debentures reset to 4.46%. On October 15, 2017, the rate on the CenBank Trust III subordinated debentures reset to 4.01%. The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes convert to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2017	December 31, 2016

	(In thousands)
Commitments to extend credit:
Variable	$470,152	$436,546
Fixed	105,198	95,607
Total commitments to extend credit	$575,350	$532,153

Standby letters of credit	$12,694	$10,292

At September 30, 2017, the rates on the fixed rate commitments to extend credit ranged from 2.90% to 6.75%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at September 30, 2017
State and municipal securities	$-	$67,798	$7,401	$75,199
Mortgage-backed securities – agency /
residential	-	119,162	-	119,162
Corporate securities	-	88,299	-	88,299
Collateralized loan obligations	-	15,823		15,823
Interest rate swaps - cash flow hedge	-	(1,507)	-	(1,507)

Assets/(Liabilities) at December 31, 2016
State and municipal securities	$-	$49,856	$31,752	$81,608
Mortgage-backed securities – agency /
residential	-	129,832	-	129,832
Mortgage-backed securities – private /
residential	-	265	-	265
Corporate securities	-	86,246	-	86,246
Collateralized loan obligations	-	26,277		26,277
Interest rate swaps - cash flow hedge	-	(1,929)	-	(1,929)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the nine months ended September 30, 2017.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and September 30, 2016:

	State and Municipal Securities
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

	(In thousands)
Beginning balance	$31,595	$31,752
Total unrealized gains (losses) included in:
Net income	1	5
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(24,195)	(24,356)
Transfers in and (out) of Level 3	-	-
Balance end of period	$7,401	$7,401

	State and Municipal Securities
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

	(In thousands)
Beginning balance	$31,909	$32,040
Total unrealized gains (losses) included in:
Net income	2	5
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(81)	(215)
Acquisition of Level 3 security	131	131
Transfers in and (out) of Level 3	-	-
Balance end of period	$31,961	$31,961

For the three and nine months ended September 30, 2017 and September 30, 2016, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three and nine months ended September 30, 2017 and September 30, 2016, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at September 30, 2017 and December 31, 2016:

September 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,401	discounted cash flow	discount rate	2.25%-2.75%
Total	$7,401

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,752	discounted cash flow	discount rate	2.29%-4.75%
Total	$31,752

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of September 30, 2017 and December 31, 2016.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of September 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$64,388	$64,388	$-	$-	$64,388
Time deposits with banks	254	254	-	-	254
Securities available for sale	298,483	-	291,082	7,401	298,483
Securities held to maturity	258,541	-	255,012	2,559	257,571
Bank stocks	19,435	n/a	n/a	n/a	n/a
Loans held for sale	314	345	-	-	345
Loans held for investment, net	2,638,652	-	-	2,615,217	2,615,217
Accrued interest receivable	10,868	-	10,868	-	10,868

Financial liabilities:
Deposits	$2,898,060	$-	$2,895,570	$-	$2,895,570
Federal funds purchased and sold under
agreements to repurchase	37,943	-	37,943	-	37,943
Short-term borrowings	51,182	-	51,182	-	51,182
Subordinated debentures	65,044	-	-	61,004	61,004
Long-term borrowings	70,000	-	70,008	-	70,008
Accrued interest payable	1,194	-	1,194	-	1,194
Interest rate swap - cash flow hedge	1,507	-	1,507	-	1,507

		Fair Value Measurements at December 31, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,111	$50,111	$-	$-	$50,111
Time deposits with banks	254	254	-	-	254
Securities available for sale	324,228	-	292,476	31,752	324,228
Securities held to maturity	243,979	-	236,857	2,547	239,404
Bank stocks	22,649	n/a	n/a	n/a	n/a
Loans held for sale	4,129	4,542	-	-	4,542
Loans held for investment, net	2,491,759	-	-	2,504,144	2,504,144
Accrued interest receivable	9,825	-	9,825	-	9,825

Financial liabilities:
Deposits	$2,699,084	$-	$2,696,766	$-	$2,696,766
Federal funds purchased and sold under
agreements to repurchase	36,948	-	36,948	-	36,948
Short-term borrowings	124,691	-	124,691	-	124,691
Subordinated debentures	64,981	-	-	60,048	60,048
Long-term borrowings	72,477	-	72,769	-	72,769
Accrued interest payable	1,661	-	1,661	-	1,661
Interest rate swap - cash flow hedge	1,929	-	1,929	-	1,929

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2017 and December 31, 2016:

	Balance	Fair Value
	Sheet	September 30,	December 31,
	Location	2017	2016

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$1,507	$1,929

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2017, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of September 30, 2017 and December 31, 2016 is included in the table below:

	September 30, 2017	December 31, 2016

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	3.1 years	3.9 years
Unrealized gains (losses)	$(1,507)	$(1,929)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the nine months ended September 30, 2017 and September 30, 2016, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $598,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and nine months ended September 30, 2017 and September 30, 2016:

	Income	Three Months Ended		Nine Months Ended
Interest Rate Swaps with	Statement	September 30,		September 30,
Hedge Designation	Location	2017	2016	2017	2016

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$20	$235	$(116)	$(963)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	118	161	378	426

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2017 had posted $3,814,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

(11)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2017 and September 30, 2016:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, July 1, 2016	$(39)	$(1,340)	$(2,458)	$(3,837)
Other comprehensive income (loss)
before reclassifications, net of tax	400	-	235	635
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	41	64	161	266
Net other comprehensive income (loss)	441	64	396	901
Balance, September 30, 2016	$402	$(1,276)	$(2,062)	$(2,936)

Balance, January 1, 2016	$(1,803)	$(1,477)	$(1,525)	$(4,805)
Other comprehensive income (loss)
before reclassifications, net of tax	2,129	-	(963)	1,166
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	76	201	426	703
Net other comprehensive income (loss)	2,205	201	(537)	1,869
Balance, September 30, 2016	$402	$(1,276)	$(2,062)	$(2,936)

Balance, July 1, 2017	$(2,575)	$(1,526)	$(1,011)	$(5,112)
Other comprehensive income (loss)
before reclassifications, net of tax	56	-	20	76
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	53	74	118	245
Net other comprehensive income (loss)	109	74	138	321
Balance, September 30, 2017	$(2,466)	$(1,452)	$(873)	$(4,791)

Balance, January 1, 2017	$(3,913)	$(1,678)	$(1,135)	$(6,726)
Other comprehensive income (loss)
before reclassifications, net of tax	1,394	-	(116)	1,278
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	53	226	378	657
Net other comprehensive income (loss)	1,447	226	262	1,935
Balance, September 30, 2017	$(2,466)	$(1,452)	$(873)	$(4,791)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2017 and September 30, 2016:

Details about					Affected Income Statement
AOCI Components	Amount Reclassified from AOCI				Line Item
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Unrealized gains and losses on
available for sale securities	$86	$66	$86	$122	(Gain) loss on the sale of securities
	(33)	(25)	(33)	(46)	Income tax effect
	$53	$41	$53	$76	Net income
Unrealized gains and losses on
held to maturity securities	$120	$105	$365	$326	Interest income
	(46)	(41)	(139)	(125)	Income tax effect
	$74	$64	$226	$201	Net income
Unrealized gains and losses on
cash flow hedges	$190	$259	$609	$687	Interest expense
	(72)	(98)	(231)	(261)	Income tax effect
	$118	$161	$378	$426	Net income

Total reclassifications
for the period	$245	$266	$657	$703	Net income

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

Stock-based compensation awards issuable under the 2015 Plan include, and that were issuable under the Incentive Plan, included, the grant of stock-based compensation awards in the form of options, restricted stock awards, restricted stock unit awards, performance stock awards, stock appreciation rights and other equity based awards. Likewise, the Incentive Plan provided for, and the 2015 Plan provides, that eligible participants may be granted shares of Company common stock that are subject to forfeiture until the grantee vests in the stock award based on the established conditions, which may include service conditions, established performance measures or both.

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of September 30, 2017, there were 253,180 and 223,369 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of September 30, 2017, there were 618,765 shares remaining available for grant under the 2015 Plan.

Of the 476,549 shares represented by unvested awards at September 30, 2017,  approximately 461,000 shares are expected to vest. At September 30, 2017, there were 290,368 shares of restricted stock outstanding that were subject to a performance condition. As of September 30, 2017, management expects that approximately 282,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through May 2017. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2015, 2016 and 2017 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of September 30, 2017, management expected that all of the performance awards made in 2014, 2015, 2016 and 2017 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the recognition of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the nine months ended September 30, 2017 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2017	513,187	$14.39
Awarded	114,302	24.89
Forfeited	(6,291)	18.66
Vested	(144,649)	14.07
Unearned at September 30, 2017	476,549	$16.95

The Company recognized $2,272,000 and  $2,304,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2017 and September 30, 2016, respectively. The income tax benefit recognized on share-based compensation recorded during the nine months ended September 30, 2017 and September 30, 2016,  was $864,000 and $876,000, respectively. The income tax benefit recognized on share-based compensation recorded during the three months ended September 30, 2017 and September 30, 2016,  was $293,000 and $281,000, respectively. In addition to the tax benefit on recorded share-based compensation expense, the Company recognized an excess tax benefit of $582,000 and $325,000 during the nine months ended September 30, 2017 and September 30, 2016, respectively. Likewise, the excess tax benefit recognized during the third quarter 2017 and 2016 was $22,000 and $5,000, respectively. The excess tax benefit represents the tax effect of the appreciation of the stock price on vested restricted stock between the grant date and the vesting date multiplied by the number of shares vested during the period. The grant date fair value of restricted stock awards granted in the nine months ended September 30, 2017 and September 30, 2016 was $2,845,000 and $2,963,000, respectively. The fair value of awards that vested in the nine months ended September 30, 2017 and September 30, 2016 was approximately $3,567,000 and $3,053,000, respectively.  At September 30, 2017,  compensation cost of $4,185,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.3 years.

(13)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at September 30, 2017	Ratio at December 31, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.56%	10.46%	7.00%	N/A
Guaranty Bank and Trust Company	12.23%	12.43%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.40%	11.34%	8.50%	N/A
Guaranty Bank and Trust Company	12.23%	12.43%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.50%	13.58%	10.50%	N/A
Guaranty Bank and Trust Company	13.00%	13.26%	10.50%	10.00%

Leverage Ratio
Consolidated	10.15%	9.81%	4.00%	N/A
Guaranty Bank and Trust Company	10.89%	10.76%	4.00%	5.00%

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

In the third quarter 2017, the Company incurred a  $1,600,000 charge for a litigation settlement. The settlement related to a commercial borrower who filed counterclaims immediately after the Bank began collection efforts on its defaulted loan. The Company successfully defended all initial counterclaims, but at the onset of the initial trial, one new claim was raised and resulted in a hung jury. After a successful appeals process, the final claim was scheduled for a retrial in the third quarter of 2017. Prior to this retrial, the former borrower requested a conference to settle this remaining issue and after negotiation, the Company agreed to settle with the borrower to eliminate the expected significant costs of continued litigation.

(15)Subsequent Events

On July 18, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Castle Rock Merger Agreement”) with Castle Rock, parent company of Castle Rock Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado. As of September 30, 2017, Castle Rock had consolidated total assets of $145.0 million and deposits of $127.6 million, while the pro forma combined Company would have had approximately $3.7 billion in total assets and $3.0 billion in total deposits. The Castle Rock transaction adds a deposit franchise with excess liquidity to the Company’s existing presence in Douglas County, Colorado.

The transaction closed on October 27, 2017, with an aggregate transaction value of $24,421,000, based on the $29.05 closing price of the Company’s common stock on that date. In accordance with the terms of the Castle Rock Merger Agreement, in an all-stock transaction, Castle Rock shareholders received 840,639 shares of Company voting common stock in exchange for 100% of the outstanding shares of Castle Rock. Pre-tax merger-related expenses of $268,000 were included in the Company’s results of operations for both the three and nine months ended September 30, 2017. The entire $268,000 in merger-related expense is included in other general and administrative expense.

The transaction will be accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. As of the date of this filing, such valuations have not yet been completed.

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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of several limited liability companies that hold real estate as well as the sole owner of an investment management firm, Private Capital Management LLC (“PCM”). On April 3, 2017, Cherry Hills Investment Advisors Inc., a previously wholly owned subsidiary of the Bank, was consolidated into PCM. References to “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

On March 16, 2016, the Company entered into a merger agreement with Home State Bancorp (“Home State”), parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado. The transaction closed on September 8, 2016 and substantially all integration activities were completed on November 7, 2016.

On July 18, 2017, the Company entered into a merger agreement with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado. The transaction closed on October 27, 2017 and substantially all integration activities are planned to be completed in December 2017.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			Favorable			Favorable
	2017	2016	(Unfavorable)	2017	2016	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$34,688	$25,342	$9,346	$98,962	$69,053	$29,909
Interest expense	3,354	2,592	(762)	9,957	6,487	(3,470)
Net interest income	31,334	22,750	8,584	89,005	62,566	26,439
Provision for loan losses	497	27	(470)	708	53	(655)
Net interest income after
provision for loan losses	30,837	22,723	8,114	88,297	62,513	25,784
Noninterest income	6,130	4,705	1,425	18,874	13,025	5,849
Noninterest expense	21,807	18,624	(3,183)	62,839	49,550	(13,289)
Income before income taxes	15,160	8,804	6,356	44,332	25,988	18,344
Income tax expense	5,106	3,039	(2,067)	14,313	8,682	(5,631)
Net income	$10,054	$5,765	$4,289	$30,019	$17,306	$12,713

Common Share Data:
Earnings per common
share–basic	$0.36	$0.25	$0.11	$1.08	$0.80	$0.28
Earnings per common
share–diluted	$0.36	$0.25	$0.11	$1.07	$0.79	$0.28
Weighted average common
shares outstanding–basic	27,920,658	22,811,386	5,109,272	27,900,627	21,750,153	6,150,474
Weighted average common
shares outstanding–diluted	28,120,111	22,984,647	5,135,464	28,140,332	21,995,855	6,144,477
Average equity to average assets	10.89%	9.70%	1.19%	10.73%	9.63%	1.10%
Return on average equity	10.70%	9.04%	1.66%	10.99%	9.82%	1.17%
Return on average assets	1.17%	0.88%	0.29%	1.18%	0.95%	0.23%
Dividend payout ratio	34.71%	42.41%	(7.70)%	34.87%	42.35%	(7.48)%

	September 30,	September 30,
	2017	2016	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.50%	14.07%	(0.57)%
Leverage ratio	10.15%	12.40%	(2.25)%
Loans(1), net of deferred costs and fees
to deposits	91.84%	87.68%	4.16%
Allowance for loan losses to loans (1),
net of deferred costs and fees	0.86%	0.97%	(0.11)%
Allowance for loan losses to
nonperforming loans	482.72%	398.84%	83.88%
Classified assets to allowance
and Tier 1 capital (2)	7.57%	10.69%	(3.12)%
Noninterest bearing deposits to
total deposits	31.90%	31.14%	0.76%
Time deposits to total deposits	14.55%	13.73%	0.82%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Third Quarter 2017 Compared to Second Quarter 2017

Net income for the third quarter 2017 was $10.1 million, or $0.36 per diluted common share, compared to net income for the second quarter 2017 of $10.1 million, or $0.36 per diluted common share. Although third quarter 2017 net income was consistent with second quarter 2017 net income, net interest income increased $1.8 million, partially offset by a $1.3 million increase in noninterest expense and a $0.3 million increase in provision for loan losses. The $1.8 million increase in net interest income was due to a $16.5 million increase in average earning assets and a $0.9 million interest recovery on an impaired loan that paid off in the third quarter 2017. The $1.3 million increase in noninterest expense was due to a $1.3 million increase in other general and administrative expense, primarily due to a $1.6 million settlement of a commercial real estate litigation matter, and a $0.5 million increase in salaries and employee benefits, primarily due to an increase in the cost of the Company’s partially self-funded medical plan. These increases in noninterest expense were partially offset by a $0.3 million decline in professional fees, mostly related to legal expenses. The $0.3 million increase in provision for loan losses was primarily due to loan growth and an increase in specific reserves.

Third Quarter 2017 Compared to Third Quarter 2016

Net income for the third quarter 2017 was $10.1 million, or $0.36 per diluted common share, compared to net income for the third quarter 2016 of $5.8 million, or $0.25 per common share. The acquisition of Home State late September 2016 significantly contributed to the increase in net income for the three months ended September 30, 2017. The $4.3 million increase in net income was comprised of an $8.6 million increase in net interest income and a $1.4 million increase in noninterest income, partially offset by a $3.2 million increase in noninterest expense, a $2.1 million increase in income tax expense and a $0.5 million increase in provision for loan losses. The $8.6 million increase in net interest income was primarily due to a $709.0 million increase in average earning assets, $0.7 million increase in accretion of the discount on loans acquired in the Home State transaction, and a $0.9 million interest recovery on an impaired loan, described above. The increase in net interest income was partially offset by a $498.6 million increase in average interest-bearing liabilities. The $1.4 million increase in noninterest income was primarily due to an increase in deposit service fees, mostly due to deposits acquired in the Home State transaction. The $3.2 million increase in noninterest expense was mostly due to operating expenses related to the increased number of employees and branch locations following the Home State transaction and a charge for the settlement of commercial real estate litigation during the third quarter 2017, partially offset by lower merger-related expenses. The $2.1 million increase in income tax expense was due to an increase in pretax income. The $0.5 million increase in provision for loan losses was primarily due to the increase in loans over the same period.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, net income was $30.0 million, or $1.07 per diluted common share, compared to $17.3 million, or $0.79 per diluted common share for the same period in 2016. The acquisition of Home State in September 2016 significantly contributed to the increase in net income. The $12.7 million increase in net income was primarily the result of a $26.4 million increase in net interest income and a $5.8 million increase in noninterest income, partially offset by a $13.3 million increase in noninterest expense, a $5.6 million increase in income tax expense and a $0.7 million increase in provision for loan losses. The $26.4 million increase in net interest income was primarily due to an $845.6 million increase in average earning assets and $2.8 million increase in accretion of discount on loans acquired in the Home State transaction, partially offset by a $589.6 million increase in average interest bearing liabilities. The $5.8 million increase in noninterest income was primarily due to a $3.4 million increase in deposit service and other fees, a $0.9 million increase in other noninterest income, a $0.6 million increase in investment management and trust income, a $0.5 million increase in gain on sale of SBA loans and a $0.5 million increase in earnings on bank-owned life insurance (BOLI). The $13.3 million increase in noninterest expense consisted of a $6.6 million increase in salaries and employee benefits, a $3.1 million increase in general and administrative expense, a $1.1 million increase in amortization of intangible assets, a $0.9 million increase in occupancy expense,  a $0.6 million increase in furniture and equipment expense and a $0.4 million increase in professional fees. The $5.6 million increase in income tax expense was due to an increase in pretax income. The $0.7 million increase in provision for loan losses was primarily due to the increase in loans over the same period.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended September 30, 2017 and the prior four quarters:

Table 2

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(Dollars in thousands)
Net interest income	$31,334	$29,499	$28,172	$27,822	$22,750
Interest rate spread	3.71%	3.53%	3.45%	3.38%	3.45%
Net interest margin	3.91%	3.74%	3.65%	3.58%	3.66%
Net interest margin, fully tax
equivalent	4.02%	3.85%	3.76%	3.68%	3.75%
Loan yield	4.73%	4.50%	4.37%	4.44%	4.41%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.44%	0.46%	0.43%	0.40%	0.44%
Average cost of deposits
(including noninterest-
bearing deposits)	0.27%	0.26%	0.23%	0.22%	0.23%

The following table summarizes the Company’s net interest income and related spread and margin for the nine months ended September 30, 2017 and September 30, 2016:

Table 3

	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(Dollars in thousands)
Net interest income	$89,005	$62,566
Interest rate spread	3.57%	3.43%
Net interest margin	3.77%	3.61%
Net interest margin, fully tax
equivalent	3.88%	3.69%
Loan yield	4.54%	4.25%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.44%	0.39%
Average cost of deposits
(including noninterest-
bearing deposits)	0.25%	0.23%

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

Table 4

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,593,667	$30,902	4.73%	$2,010,622	$22,295	4.41%
Investment securities (1)
Taxable	339,671	2,221	2.59%	276,227	1,741	2.51%
Tax-exempt	210,363	1,233	2.33%	130,270	971	2.97%
Bank Stocks (4)	19,993	275	5.46%	17,636	237	5.35%
Other earning assets	18,060	57	1.25%	38,012	98	1.03%
Total interest-earning assets	3,181,754	34,688	4.33%	2,472,767	25,342	4.08%
Non-earning assets:
Cash and due from banks	35,426			29,266
Other assets	206,044			111,100
Total assets	$3,423,224			$2,613,133

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$850,670	$380	0.18%	$506,179	$170	0.13%
Money market	493,433	459	0.37%	431,994	297	0.27%
Savings	182,190	51	0.11%	154,156	43	0.11%
Time certificates of deposit	420,102	1,049	0.99%	307,113	718	0.93%
Total interest-bearing deposits	1,946,395	1,939	0.40%	1,399,442	1,228	0.35%
Borrowings:
Repurchase agreements	33,958	16	0.19%	23,533	13	0.22%
Federal funds purchased	1	-	1.46%	1	-	0.98%
Subordinated debentures	65,035	868	5.30%	57,844	715	4.92%
Borrowings	91,087	531	2.31%	157,058	636	1.61%
Total interest-bearing liabilities	2,136,476	3,354	0.62%	1,637,878	2,592	0.63%
Noninterest bearing liabilities:
Demand deposits	898,262			707,283
Other liabilities	15,739			14,402
Total liabilities	3,050,477			2,359,563
Stockholders' Equity	372,747			253,570
Total liabilities and stockholders' equity	$3,423,224			$2,613,133

Net interest income		$31,334			$22,750
Net interest margin			3.91%			3.66%
Net interest margin, fully tax
equivalent (2)			4.02%			3.75%

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

(4) Includes Bankers’ Bank of the West stock, Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

Table 4 (continued)

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,571,906	$87,270	4.54%	$1,891,756	$60,206	4.25%
Investment securities (1)
Taxable	351,818	6,892	2.62%	283,215	5,454	2.57%
Tax-exempt	204,814	3,713	2.42%	105,290	2,459	3.12%
Bank Stocks (4)	22,572	1,011	5.99%	19,560	829	5.66%
Other earning assets	8,953	76	1.13%	14,634	105	0.96%
Total interest-earning assets	3,160,063	98,962	4.19%	2,314,455	69,053	3.99%
Non-earning assets:
Cash and due from banks	35,224			26,345
Other assets	205,373			102,907
Total assets	$3,400,660			$2,443,707

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$810,763	$1,091	0.18%	$421,109	$356	0.11%
Money market	487,635	1,194	0.33%	410,815	823	0.27%
Savings	177,968	147	0.11%	152,843	127	0.11%
Time certificates of deposit	403,068	2,830	0.94%	288,620	1,993	0.92%
Total interest-bearing deposits	1,879,434	5,262	0.37%	1,273,387	3,299	0.35%
Borrowings:
Repurchase agreements	34,063	48	0.19%	21,324	31	0.19%
Federal funds purchased	1	-	1.46%	2	-	0.98%
Subordinated debentures	65,014	2,568	5.28%	36,542	1,165	4.26%
Borrowings	161,023	2,079	1.73%	218,677	1,992	1.22%
Total interest-bearing liabilities	2,139,535	9,957	0.62%	1,549,932	6,487	0.56%
Noninterest bearing liabilities:
Demand deposits	881,017			645,249
Other liabilities	15,053			13,189
Total liabilities	3,035,605			2,208,370
Stockholders' Equity	365,055			235,337
Total liabilities and stockholders' equity	$3,400,660			$2,443,707

Net interest income		$89,005			$62,566
Net interest margin			3.77%			3.61%
Net interest margin, fully tax
equivalent (2)			3.88%			3.69%

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

Table 5

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$8,607	$1,759	$6,848	$27,064	$4,208	$22,856
Investment Securities
Taxable	480	67	413	1,438	96	1,342
Tax-exempt	262	(140)	402	1,254	(389)	1,643
Bank Stocks	38	6	32	182	49	133
Other earning assets	(41)	31	(72)	(29)	26	(55)
Total interest income	9,346	1,723	7,623	29,909	3,990	25,919

Interest expense:
Deposits:
Interest-bearing demand
and NOW	210	69	141	735	287	448
Money market	162	115	47	371	201	170
Savings	8	-	8	20	(1)	21
Time certificates of deposit	331	52	279	837	34	803
Repurchase agreements	3	(1)	4	17	(1)	18
Subordinated debentures	153	60	93	1,403	329	1,074
Borrowings	(105)	280	(385)	87	236	(149)
Total interest expense	762	575	187	3,470	1,085	2,385
Net interest income	$8,584	$1,148	$7,436	$26,439	$2,905	$23,534

Third Quarter 2017 Compared to Second Quarter 2017

Net interest income increased to $31.3 million for the third quarter 2017 compared to $29.5 million in the second quarter 2017. The $1.8 million increase in net interest income was mostly due to an increase in interest income driven by a $16.5 million increase in average earning assets and a $0.9 million interest recovery on the payoff of an impaired loan during the third quarter 2017. During the third quarter 2017, our net interest margin increased to 3.91%, compared to 3.74% for the second quarter 2017 and the yield on average earnings assets increased to 4.33% from 4.17%. The cost of interest bearing liabilities declined to 0.62% from 0.64%, primarily due to the decline in average, higher-cost borrowings.

Third Quarter 2017 Compared to Third Quarter 2016

Net interest income increased $8.6 million in the third quarter 2017 compared to the same quarter in 2016.

The Company acquired $445.5 million in loans and assumed $769.7 million in deposits in the September 2016 acquisition of Home State, which contributed to the increase in net interest income. During the third quarter 2017, our net interest margin increased to 3.91% compared to 3.66% and the yield on earning assets increased to 4.33% from 4.08%. The net interest margin and loan yield were favorably impacted by the accretion of the discount on loans acquired in the Home State transaction. Accretion on acquired loans increased to $1.0 million in the third quarter 2017, compared to $0.3 million in the third quarter 2016. Third quarter 2017, included a $0.9 million interest recovery on the payoff of an impaired loan, mentioned above, unrelated to the Home State acquisition. The cost of interest-bearing liabilities declined to 0.62% from 0.63%, primarily due to the decline in average, higher-cost borrowings.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, net interest income increased $26.4 million, compared to the same period in 2016, primarily due to an $845.6 million, or 36.5% increase in average earning assets, partially offset by a $589.6 million, or 38.0% increase in average interest bearing liabilities. Accretion of discount on acquired loans was $3.0 million compared to $0.3 million during 2016. The cost of interest-bearing liabilities increased to 0.62% from 0.56%, primarily due to the July 2016 issuance of $40.0 million of unsecured fixed-to-floating rate subordinated notes, bearing an initial interest rate of 5.75% through July 2021.

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

In the third quarter 2017, we recorded a $0.5 million provision for loan losses, compared to a $0.2 million provision for loan losses in the second quarter 2017 and an immaterial provision for loan losses in the third quarter 2016. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2017.

Net charge-offs in the third quarter 2017 were $0.7 million, compared to net charge-offs of $0.3 million in the second quarter 2017 and $0.2 million of net recoveries in the third quarter 2016.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(In thousands)
Noninterest income:
Deposit service and other fees	$3,580	$3,545	$3,280	$3,405	$2,581
Investment management and trust	1,478	1,483	1,521	1,563	1,333
Increase in cash surrender value of
life insurance	674	615	595	607	490
Gain (loss) on sale of securities	(86)	-	-	49	(66)
Gain on sale of SBA loans	143	447	381	401	208
Other	341	252	625	207	159
Total noninterest income	$6,130	$6,342	$6,402	$6,232	$4,705

Third Quarter 2017 Compared to Second Quarter 2017

Noninterest income decreased $0.2 million during the third quarter 2017, compared to the second quarter 2017, primarily due to a reduction in the gain on the sale of SBA loans.

Third Quarter 2017 Compared to Third Quarter 2016

Noninterest income increased $1.4 million during the third quarter 2017, compared to the same quarter in 2016. The acquisition of Home State in September 2016 favorably impacted deposit service and other fees, investment management and trust income and merchant income, which is included in “Other” in the table above.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Noninterest income:
Deposit service and other fees	$10,405	$7,042
Investment management and trust	4,482	3,889
Increase in cash surrender value of
life insurance	1,884	1,398
Loss on sale of securities	(86)	(122)
Gain on sale of SBA loans	971	472
Other	1,218	346
Total noninterest income	$18,874	$13,025

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, noninterest income increased $5.8 million, or 44.9%, compared to the same period in 2016. In addition to the impact of the Home State transaction, gain on sale of SBA loans increased $0.5 million, bank-owned life insurance increased $0.5 million, investment referral fees increased $0.3 million, and interest rate swap income increased $0.2 million. The Company recorded a $0.3 million gain on the sale of its $2.0 million credit card loan portfolio, included in other noninterest income in the table above, in the first quarter 2017.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$11,736	$11,247	$11,926	$12,654	$10,984
Occupancy expense	1,714	1,674	1,552	1,834	1,417
Furniture and equipment	974	975	945	789	750
Amortization of intangible assets	672	648	649	689	389
Other real estate owned, net	(20)	126	68	4	20
Insurance and assessments	642	647	706	496	608
Professional fees	929	1,252	974	914	962
Impairment of long-lived assets	-	34	190	185	-
Other general and administrative	5,160	3,900	3,519	5,672	3,494
Total noninterest expense	$21,807	$20,503	$20,529	$23,237	$18,624

Third Quarter 2017 Compared to Second Quarter 2017

Noninterest expense increased $1.3 million for the third quarter 2017 compared to the second quarter 2017, primarily due to a $1.3 million increase in other general and administrative expense and a $0.5 million increase in salaries and employee benefits, partially offset by a $0.3 million decline in professional fees. The increase in other general and administrative expense was primarily due to a $1.6 million settlement related to a commercial real estate litigation in the third quarter 2017 and $0.3 million in merger-related expenses incurred in the pending acquisition of Castle Rock Bank Holding Company. The $0.5 million increase in salaries and employee benefits was mostly due to an increase in expense related to our partially self-funded medical plan.

The litigation described above began after a commercial borrower filed counterclaims immediately after the Bank began collection efforts on its defaulted loan. We successfully defended all initial counterclaims, but at the onset of the initial trial, one new claim was raised and resulted in a hung jury. After a successful appeals process, the final claim was scheduled for a retrial in the third quarter of 2017. Prior to this retrial, the former borrower requested a conference to settle this remaining issue and after negotiation, we agreed to settle with the borrower to eliminate the expected significant costs of continued litigation.

Third Quarter 2017 Compared to Third Quarter 2016

Noninterest expense increased $3.2 million during the third quarter 2017 compared to the same quarter in 2016, primarily due to the acquisition of Home State in September 2016. Salaries and employee benefits increased $0.8 million primarily due to a $0.2 million increase in base salaries and a $0.5 million increase in our partially self-funded medical plan. During the third quarter 2016, salaries and employee benefits included $1.4 million in merger-related expenses incurred in the Home State transaction. Other general and administrative expense increased $1.7 million primarily due to the settlement of litigation during the third quarter 2017, mentioned above and a  $0.2 million increase in data processing expense. The increase in other general and administrative expense was partially offset by a $0.5 million decrease in merger-related expense.

 The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$34,909	$28,292
Occupancy expense	4,940	4,053
Furniture and equipment	2,894	2,281
Amortization of intangible assets	1,969	868
Other real estate owned, net	174	27
Insurance and assessment	1,995	1,818
Professional fees	3,155	2,725
Impairment of long-lived assets	224	-
Other general and administrative	12,579	9,486
Total noninterest expense	$62,839	$49,550

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The increase in noninterest expense for the nine months ended September 30, 2017, compared to the same period in 2016 was due primarily to the acquisition of Home State in September 2016. The nine months ended September 30, 2017 included three full quarters of expenses related to the 2016 acquisition, resulting in higher overall expenses in 2017 compared to the same period in 2016; however noninterest expense as a percentage of average assets declined from 2.7% in 2016 to 2.5% in 2017.

For the nine months ended September 30, 2017, salaries and employee benefits increased $6.6 million, compared to the same period in 2016, primarily due to a $4.0 million increase in base salary expense and a $1.8 million increase in our partially self-funded medical plan. Average full-time equivalent employees increased from 384 for the nine months ended September 30, 2016 to 494 for the nine months ended September 30, 2017, primarily due to the acquisition of Home State. Other general and administrative expense increased $3.1 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of the $1.6 million settlement of a litigation claim described above, a $1.2 million increase in data processing expense, a $0.5 million increase in debit card interchange expense and a $0.4 million increase in communication expense. These increases in other general and administrative expense were partially offset by a $1.6 million decrease in merger-related expense. Amortization of intangible assets increased $1.1 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to the amortization of intangible assets recorded in the Home State transaction. Occupancy expense increased $0.9 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to increases in real estate taxes and building maintenance. As a result of the Home State transaction, we acquired eleven branches and closed five branches at the end of 2016.

Income Taxes

Income tax expense was $5.1 million for the third quarter 2017, compared to $5.0 million for the second quarter 2017 and $3.0 million for the third quarter 2016. The increase in taxes for the third quarter 2017, compared to the same quarter in 2016, was primarily a result of the impact of the increase in pretax income, partially offset by a decrease in our effective tax rate. During the third quarter 2017, our effective tax rate was 33.7%, compared to 34.5% for the same period in 2016. The decrease in the effective tax rate was mostly due to an increase in tax exempt income as a percentage of total income.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(In thousands)
Cash and cash equivalents	$64,388	$46,582	$40,513	$50,111	$163,908
Time deposits with banks	254	254	254	254	504
Total investments	576,459	569,812	584,746	590,856	562,091
Total loans	2,661,866	2,578,472	2,570,750	2,519,138	2,412,999
Total assets	3,510,046	3,403,852	3,399,651	3,366,427	3,346,265
Earning assets	3,266,698	3,152,417	3,160,129	3,115,613	3,095,217
Deposits	2,898,060	2,763,623	2,765,630	2,699,084	2,752,112
FHLB Borrowings	121,182	162,672	162,832	197,168	122,521

At September 30, 2017, the Company had total assets of $3.5 billion, reflecting an increase of $143.6 million compared to December 31, 2016 and an increase of $163.8 million compared to September 30, 2016. The increase in total assets compared to December 31, 2016 was primarily due to a $142.7 million increase in loans. The increase in total assets compared to September 30, 2016 was primarily due to a $248.9 million increase in loans and a $14.4 million increase in investments, partially offset by a $99.5 million decrease in cash. The increase in total assets compared to December 31, 2016 was funded by a $199.0 million increase in deposits. Compared to September 30, 2016, the increase in total assets was funded by a $145.9 million increase in deposits and the decrease in cash, previously described.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(In thousands)
Loans held for sale	$314	$887	$951	$4,129	$-
Commercial and residential real estate	1,892,828	1,799,114	1,800,194	1,768,424	1,752,113
Construction	81,826	99,632	103,682	88,451	75,603
Commercial	449,450	451,701	451,708	432,083	400,281
Consumer	124,625	122,994	120,231	125,264	81,766
Other	112,763	103,990	93,979	100,848	102,887
Total gross loans	2,661,806	2,578,318	2,570,745	2,519,199	2,412,650
Deferred costs and (fees)	60	154	5	(61)	349
Loans, net	2,661,866	2,578,472	2,570,750	2,519,138	2,412,999
Less allowance for loan losses	(22,900)	(23,125)	(23,175)	(23,250)	(23,300)
Net loans	$2,638,966	$2,555,347	$2,547,575	$2,495,888	$2,389,699

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(In thousands)
Beginning balance	$2,578,318	$2,570,745	$2,519,199	$2,412,650	$1,898,142
New credit extended	192,774	132,420	139,185	232,499	129,064
Acquisition of Home State Bank	-	-	-	-	445,529
Net existing credit advanced	59,275	73,298	111,821	142,448	153,390
Net pay-downs and maturities	(165,520)	(196,511)	(195,678)	(272,326)	(214,089)
Other	(3,041)	(1,634)	(3,782)	3,928	614
Gross loans	2,661,806	2,578,318	2,570,745	2,519,199	2,412,650
Deferred costs and (fees)	60	154	5	(61)	349
Loans, net	$2,661,866	$2,578,472	$2,570,750	$2,519,138	$2,412,999

Net change - loans outstanding	$83,394	$7,722	$51,612	$106,139	$514,456

During the third quarter 2017, loans net of deferred costs and fees increased $83.4 million, or 12.8% annualized, despite $165.5 million in pay-downs and maturities during the quarter. In addition to contractual loan principal payments and maturities, the third quarter 2017 included $34.2 million in early payoffs related to our borrowers selling their assets, $14.7 million in loan payoffs related to classified loans, $9.2 million in loan pay-downs related to fluctuations in loan balances to existing customers and $4.3 million due to our strategic decision to not match certain financing terms offered by competitors.

During the twelve months ended September 30, 2017, loans net of deferred costs and fees increased by $248.9 million, or 10.3%, despite $830.0 million in pay-downs and maturities during this period.

At September 30, 2017, our commercial and residential real estate portfolio included $458.0 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 38.2% at September 30, 2017, compared to 43.1% at December 31, 2016 and 45.1% as of September 30, 2016.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 38% of capital at September 30, 2017,  compared to 40% at December 31, 2016 and 39% at September 30, 2016. For the Bank, total commercial real estate loans represented 337% of capital at September 30, 2017, compared to 319% at December 31, 2016 and 314% at September 30, 2016. Including $445.5 million in loans acquired in the Home State transaction, the Bank’s commercial real estate loan portfolio increased by 67.5%  during the preceding 36 months. Excluding loans acquired in the Home State transaction, the balance of commercial real estate loans increased by 45.4% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral.

With respect to concentrations, most of our business activity is with customers in the state of Colorado. At September 30, 2017, we did not have any significant concentrations in any particular industry.

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

Table 13

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
	(Dollars in thousands)

Originated nonaccrual loans	$3,935	$3,332	$3,387	$3,345	$3,399
Purchased credit impaired loans	809	1,290	1,715	1,902	2,108
Accruing loans past due 90 days or more (1)	-	-	-	-	335
Total nonperforming loans	$4,744	$4,622	$5,102	$5,247	$5,842

Other real estate owned and foreclosed
assets	-	113	257	569	637
Total nonperforming assets	$4,744	$4,735	$5,359	$5,816	$6,479

Total classified assets	$28,186	$29,188	$30,201	$33,443	$34,675

Nonperforming troubled debt
restructurings	$1,416	$803	$359	$91	$78
Other nonperforming loans	3,328	3,819	4,743	5,156	5,764
Performing troubled debt restructurings	10,989	23,408	23,195	25,128	24,353
Allocated allowance for loan losses	(698)	(444)	(178)	(222)	(575)
Net carrying amount of impaired loans	$15,035	$27,586	$28,119	$30,153	$29,620

Accruing loans past due 30-89 days (1)	$9,129	$957	$3,858	$1,337	$2,157

Allowance for loan losses	$22,900	$23,125	$23,175	$23,250	$23,300

Unaccreted loan discount (2)	$11,654	$12,665	$13,896	$14,682	$15,721

For the Three Months Ended:

Loans charged-off	$(970)	$(338)	$(125)	$(290)	$(72)
Recoveries	248	82	45	150	295
Net (charge-offs) recoveries	$(722)	$(256)	$(80)	$(140)	$223

Provision for loan losses	$497	$206	$5	$90	$27

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (3)	0.86%	0.90%	0.90%	0.92%	0.97%
Allowance for loan losses to NPLs	482.72%	500.32%	454.23%	443.11%	398.84%
Annualized net charge-offs (recoveries) to
average loans	0.11%	0.04%	0.01%	0.02%	(0.04)%
Nonperforming assets to total assets	0.14%	0.14%	0.16%	0.17%	0.19%
Nonperforming loans to loans, net
of deferred costs and fees (3)	0.18%	0.18%	0.20%	0.21%	0.24%
Loans 30-89 days past due to loans, net
of deferred costs and fees (3)	0.34%	0.04%	0.15%	0.05%	0.09%
Texas ratio (4)	1.22%	1.26%	1.39%	1.55%	1.77%
Classified asset ratio (5)	7.57%	8.08%	8.24%	9.79%	10.69%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Related to loans acquired in the Home State transaction.
(3) Loans, net of deferred costs, exclude loans held for sale.
(4) Texas ratio defined as total NPAs divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(5) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

As of September 30, 2017, nonperforming loans decreased by $0.5 million, compared to December 31, 2016 and decreased by $1.1 million compared to September 30, 2016. As of September 30, 2017, no additional funds were committed to be advanced in connection with non-performing loans. As of September 30, 2017, accruing loans 30-89 days past due increased $7.8 million compared to December 31, 2016 and increased $7.0 million compared to September 30, 2016, primarily due to a single commercial loan relationship moving into this category at September 30, 2017.

Net charge-offs of $0.7 million were recognized during the third quarter 2017 compared to $0.3 million in the second quarter 2017 and $0.2 million net recoveries during in the third quarter 2016.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $23.4 million at September 30, 2017, compared to $27.6 million at December 31, 2016 and $28.5 million at September 30, 2016.

At September 30, 2017, classified assets represented 7.6% of bank level capital and allowance for loan losses, compared to 9.8% as of December 31, 2016 and 10.7% as of September 30, 2016.

In addition to adversely classified loans, we have loans that are considered to be “special mention” and “pass-watch” loans. Each internal risk rating is ultimately subjective, but is based on both objective and subjective factors and criteria. The internal risk ratings focus on an evaluation of the borrowers’ ability to meet future debt service and performance to plan and considers potential adverse market or economic conditions. As described below under “Allowance for Loan Losses”, we adjust the general component of our allowance for loan losses for trends in the volume and severity of adversely classified, “special mention” and “pass-watch” loans, which encompasses any loan with a classification of “pass-watch” or worse.

At September 30, 2017, the Company had no other real estate owned (OREO) compared to $0.6 million at December 31, 2016 and at September 30, 2016.  The balance of OREO at December 31, 2016 and September 30, 2016 was comprised of two properties each consisting of vacant land.

At September 30, 2017, we had $12.4 million of loans with terms that were modified in troubled debt restructurings (TDRs) with a total allocated allowance for loan loss of $0.1 million. At December 31, 2016, we had $25.2 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.1 million. The decline in TDRs from December 31, 2016 to September 30, 2017 was primarily due to the pay-off of a $9.4 million TDR in the third quarter 2017. At September 30, 2017, we had $3.1 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$10,989	$23,408	$23,195	$25,128	$24,353
Allocated allowance for loan losses
on performing TDRs	(16)	(26)	(49)	(72)	(309)
Net investment in performing TDRs	$10,973	$23,382	$23,146	$25,056	$24,044

Nonperforming TDRs	$1,416	$803	$359	$91	$78
Allocated allowance for loan losses
on nonperforming TDRs	(125)	-	(1)	(2)	(1)
Net investment in nonperforming TDRs	$1,291	$803	$358	$89	$77

The following provides a rollforward of TDRs for the nine month periods ended September 30, 2017 and September 30, 2016:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(1,335)	(1,126)	(2,461)
Charge-offs, net	-	-	-
New modifications	4,765	-	4,765
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	9,408	(9,408)	-
Balance at September 30, 2016	$24,353	$78	$24,431

Balance at January 1, 2017	$25,128	$91	$25,219
Principal repayments / advances	(16,272)	(46)	(16,318)
Charge-offs, net	-	(32)	(32)
New modifications	4,091	452	4,543
Loans removed from TDR Status	(1,007)	-	(1,007)
Transfers	(951)	951	-
Balance at September 30, 2017	$10,989	$1,416	$12,405

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

The ratio of allowance for loan losses to total loans was 0.86% at September 30, 2017 compared to 0.92% at December 31, 2016 and 0.97% at September 30, 2016.

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

During the third quarter 2017, we recorded a $0.5 million provision for loan losses, compared to a $0.2 million provision for loan losses in the second quarter 2017 and an immaterial provision for loan losses in the third quarter

2016. Management considered net loan charge-offs, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2017. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $0.7 million, or 3.1%, of the $22.9 million allowance for loan losses at September 30, 2017 relates to specific reserve allocations. This compares to a specific reserve of $0.2 million, or 1.0%, of the total allowance for loan losses at December 31, 2016.

The general component of the allowance as a percentage of overall loans, net of unearned costs and fees, was 0.83% at September 30, 2017, compared to 0.92% at December 31, 2016 and 0.94% at September 30, 2016. The decrease in the general reserve as a percentage of loans between September 30, 2016 and September 30, 2017 was primarily due to the impact of lower historical net charge-offs.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Nine Months Ended September 30,
	2017	2016

	(In thousands)
Balance, beginning of period	$23,250	$23,000
Loan charge-offs:
Commercial and residential real estate	(383)	(10)
Construction	-	(203)
Commercial	(582)	(63)
Consumer	(92)	(12)
Other	(376)	(143)
Total loan charge-offs	(1,433)	(431)

Loan recoveries:
Commercial and residential real estate	55	141
Construction	31	94
Commercial	20	169
Consumer	11	13
Other	258	261
Total loan recoveries	375	678
Net loan recoveries (charge-offs)	(1,058)	247
Provision for loan losses	708	53
Balance, end of period	$22,900	$23,300

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

	September 30,	December 31,	Increase	Percent
	2017	2016	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$75,199	$81,608	$(6,409)	(7.9)%
Mortgage-backed - agency / residential	119,162	129,832	(10,670)	(8.2)%
Mortgage-backed - private / residential	-	265	(265)	(100.0)%
Corporate	88,299	86,246	2,053	2.4%
Collateralized loan obligations	15,823	26,277	(10,454)	(39.8)%
Total securities available for sale	$298,483	$324,228	$(25,745)	(7.9)%

Securities held to maturity:
State and municipal	137,613	121,109	16,504	13.6%
Mortgage-backed - agency / residential	103,044	102,648	396	0.4%
Asset-backed	16,684	19,022	(2,338)	(12.3)%
Other	1,200	1,200	-	-%
Total securities held to maturity	$258,541	$243,979	$14,562	6.0%

The carrying value of our available for sale investment securities at September 30, 2017 was $298.5 million compared to the December 31, 2016 carrying value of $324.2 million. The $25.7 million decrease in available for sale securities from December 31, 2016 was primarily a result of net maturities, sales and pay-downs.

The  carrying value of our held to maturity securities at September 30, 2017 was $258.5 million compared to $244.0 million at December 31, 2016.

At September 30, 2017 and December 31, 2016, our investment securities portfolio had an average effective duration of approximately 4.7 years and 5.3 years, respectively.

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

At September 30, 2017, there were 236 individual securities in an unrealized loss position, including 162 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 74 securities in an unrealized loss position, and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At September 30, 2017, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At September 30, 2017 and December 31, 2016, we held $19.4 million and $22.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	At September 30, 2017		At December 31, 2016
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$924,361	31.90%	$916,632	33.96%
Interest-bearing demand and NOW	866,309	29.88%	767,523	28.44%
Money market	502,400	17.34%	484,664	17.96%
Savings	183,366	6.33%	164,478	6.09%
Time	421,624	14.55%	365,787	13.55%
Total deposits	$2,898,060	100.00%	$2,699,084	100.00%

Total deposits increased $199.0 million at September 30, 2017, compared to December 31, 2016. The increase in total deposits at September 30, 2017, compared to December 31, 2016 included a $143.1 million increase in non-maturing deposits and a $55.8 million increase in time deposits. The increase in non-maturing deposits was primarily due to increases in balances of several large commercial customers. The increase in time deposits was comprised of a $6.0 million increase in brokered time deposits and a $49.8 million increase in in-market time deposits.

Noninterest-bearing deposits as a percentage of total deposits were approximately 31.9% at September 30, 2017, compared to 34.0% at December 31, 2016. Noninterest-bearing deposits help reduce overall funding costs; however, due to the low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment.

Time deposit balances comprised 14.6% of total deposits at September 30, 2017. The majority of the time deposit balance represented deposits of local customers, with $100.3 million representing brokered deposits, compared to $94.3 million at December 31, 2016. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At September 30, 2017, securities sold under agreements to repurchase were $37.9 million, compared to $36.9 million at December 31, 2016, and $35.9 million at September 30, 2016.

Borrowings and Subordinated Debentures

At September 30, 2017, our FHLB borrowings were $121.2 million compared to $197.2 million at December 31, 2016 and $122.5 million at September 30, 2016. At September 30, 2017, borrowings consisted of $70.0 million in term notes and $51.2 million in line of credit advances. At December 31, 2016, our FHLB borrowings consisted of $72.5 million in term notes and $124.7 million in line of credit advances. The total FHLB commitment, including balances outstanding, at September 30, 2017 and December 31, 2016 was $690.8 million and $597.2 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $568.2 million at September 30, 2017 which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at September 30, 2017 consisted of one fixed-rate term note and two variable-rate term notes. The fixed-rate term note is a $20.0 million note maturing on January 23, 2018 with an interest rate of 2.52% and is convertible on a quarterly basis by the FHLB to a variable rate note. If the note is converted by the FHLB, we have the option to prepay the advance without penalty. The two variable-rate term notes of $25.0 million each bore interest rates of 1.28% and 1.37% at September 30, 2017. These notes mature on March 7, 2018 and August 3, 2018 and will be renewed annually for the next three to four years under our five year forward starting balance sheet swaps initiated in March 2014 and June 2013. The interest rate on our FHLB line of credit borrowing is variable and was 1.28% at September 30, 2017.

At September 30, 2017, the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.0 million, comprised of $65.8 million in debt, partially offset by $0.8 million in debt issuance costs. At December 31, 2016, the balance of the Company’s Debentures was $65.0 million. As of September 30, 2017, the Company's Debentures bore a weighted average rate of 5.12%.

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

The third series was issued in July 2016 in order to fund the cash consideration to be paid to Home State shareholders in conjunction with the transaction. The issuance was comprised of $40.0 million of 5.75% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due July 20, 2026. The Notes bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. On July 20, 2021 and thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

In April 2017,  we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 16, 2018. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of September 30, 2017, no amounts had been borrowed on this line of credit.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2017, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 19

	Ratio at September 30, 2017	Ratio at December 31, 2016	Ratio at September 30, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.56%	10.46%	10.79%	7.00%	N/A
Guaranty Bank and Trust Company	12.23%	12.43%	12.74%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.40%	11.34%	11.72%	8.50%	N/A
Guaranty Bank and Trust Company	12.23%	12.43%	12.74%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.50%	13.58%	14.07%	10.50%	N/A
Guaranty Bank and Trust Company	13.00%	13.26%	13.61%	10.50%	10.00%

Leverage Ratio
Consolidated	10.15%	9.81%	12.40%	4.00%	N/A
Guaranty Bank and Trust Company	10.89%	10.76%	13.48%	4.00%	5.00%

At September 30, 2017, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated total risk-based capital ratio decreased compared to December 31, 2016, primarily due to an increase in risk-weighted assets during the nine months ended September 30, 2017. At September 30, 2017, most of our bank-level capital ratios had declined compared to December 31, 2016, primarily due to the $18.7 million dividend paid to the Company in the second quarter 2017 to fund stockholder dividends and debt servicing during 2017.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when and if declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November 2013. In February 2014, we increased the quarterly cash dividend to 5 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2014. In February 2015, we increased the quarterly cash dividend to 10 cents per share and paid quarterly dividends at this level through the fourth quarter 2015. In February 2016, we increased the quarterly cash dividend to 11.5 cents per share and paid quarterly cash dividends at this level through the fourth quarter of 2016. In February 2017, we increased the quarterly cash dividend to 12.5 cents per share.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At September 30, 2017, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	September 30, 2017	December 31, 2016

	(In thousands)
Commitments to extend credit:
Variable	$470,152	$436,546
Fixed	105,198	95,607
Total commitments to extend credit	$575,350	$532,153

Standby letters of credit	$12,694	$10,292

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At September 30, 2017, the Company had $323.3 million in unencumbered securities, $64.4 million in cash and cash equivalents and $8.1 million in excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquidity, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At September 30, 2017, the Bank had $568.2 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $2.2 million of availability with the Federal Reserve discount window.

At September 30, 2017, the Bank had $125.3 million of brokered deposits, of which $25.0 million were money market accounts, $5.0 million will mature in the fourth quarter 2017, $24.2 million will mature in the first quarter 2018, $37.9 million will mature during the remainder of 2018 and $33.2 million will mature during 2019 and 2020. As of December 31, 2016, the Bank maintained $109.3 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of September 30, 2017, the holding company had approximately $16.2 million of cash on hand. On April 17, 2017, after receiving regulatory approval, the Bank’s Board of Directors approved an $18.7 million dividend to the holding company. We expect that this dividend will be sufficient to fund holding company operations and projected quarterly external stockholder dividends at the current rate through the remainder of 2017. In April 2017, the holding company renewed its credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At September 30, 2017, there were no funds drawn on the line of credit.

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

The following table shows the projected net interest income increase or decrease over the 12 months following September 30, 2017 and September 30, 2016:

Table 21

Market Risk:

	Annualized Net Interest Income
	September 30, 2017	September 30, 2016
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$5,612	$2,752
200	3,559	3,284
100	1,714	1,691
Static	-	-
(100)	(7,404)	(1,512)
(200)	(7,814)	(876)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At September 30, 2017, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. At September 30, 2017, we have approximately $579.4 million in loans that are expected to reprice within thirty days of a change in the prime lending rate. For purposes of modeling interest rate risk, we assume that there is a simultaneous parallel shift in all interest rate curves increasing yields on all new loans. We also assume that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude of 11% to 65% depending upon the type of deposit. Further, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a 2.6% reduction in the economic value of equity in the event of a 100 basis point rate increase as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At September 30, 2017, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At September 30, 2017, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would result in a smaller decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2017.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the third quarter 2017.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
July 1 to July 31	258	$26.84	-	1,000,000
August 1 to August 31	-	-	-	1,000,000
September 1 to September 30	960	25.42	-	1,000,000
____________________	1,218	$25.72	-	1,000,000

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

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated March 16, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s form 8-K filed on March 16, 2016).

2.2	Agreement and Plan of Reorganization dated July 18, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s form 8-K filed on July 19, 2017).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

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

i

Dated: October 31, 2017	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)