Form 10-K
period 2017-12-31
Guaranty Bancorp
filed 2018-02-28
CIK 1324410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of the registrant’s voting common stock as of the close of business on June 30, 2017, was approximately $599.5 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant’s common stock are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2018 there were 29,305,602 shares of the registrant’s common stock outstanding, of which 454,455 shares were in the form of unvested stock awards.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by reference.

GUARANTY BANCORP

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

General

Guaranty Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and headquartered in Colorado. The Company’s principal business is to serve as a holding company for our bank subsidiary, Guaranty Bank and Trust Company, referred to as “Guaranty Bank” or “Bank”.

References to the “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

At December 31, 2017, we had total assets of $3.7 billion, net loans of $2.8 billion, deposits of $2.9 billion and stockholders’ equity of $404.9 million, and we operated 33 branches and one investment management firm in Colorado through our bank subsidiary, Guaranty Bank.

Guaranty Bancorp was incorporated in 2004 in the state of Delaware under the name Centennial C Corp., and in 2004 and 2005 acquired several banking institutions and other entities, including the Bank. By 2008, all of the entities acquired were ultimately merged into either Guaranty Bancorp or the Bank or divested.

The Bank is the sole member of several limited liability companies that hold real estate and the sole owner of an investment management firm, Private Capital Management LLC (“PCM”).

In 2012, Guaranty Bank purchased substantially all of the assets of Private Capital Management Inc., a Denver-based firm providing investment management and financial planning services to wealthy individuals since 1994.

In 2014, Guaranty Bank purchased substantially all of the assets of Cherry Hills Investment Advisors LLC (“CHIA”), a Greenwood Village-based firm providing investment management and financial planning services to individuals and families since 2009. On April 3, 2017, CHIA was consolidated into PCM.

On September 8, 2016, the Company purchased Home State Bancorp (“Home State”), the parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado, and merged Home State into the Company.

On July 18, 2017, the Company entered into a merger agreement with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado. On October 27, 2017 the transaction closed and Castle Rock was merged into the Company. Substantially all integration activities were completed by December 31, 2017.

On December 1, 2017, PCM entered into an Asset Purchase Agreement with Wagner Wealth Management LLC. The transaction closed on January 16, 2018.

As a result of these recent acquisitions, the Company increased its market share in Colorado Front Range markets and gained the ability to provide customers with additional conveniences, including an expanded branch and ATM network.

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

Commercial and Residential Real Estate Loans: This portfolio is mostly comprised of loans secured by commercial and residential real estate. The commercial real estate portfolio generally consists of owner-occupied, retail, industrial, office and multi-family properties. Commercial real estate and multi-family loans typically involve one or more loans to a  single sponsor or groups of related sponsors. Since payments on these loans are often dependent on the successful operation or management of the properties securing the loans, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the borrower is unable to obtain or renew leases for the underlying premises, causing a decline in cash flow from the property, the borrower’s ability to repay the loan may be impaired. Residential real estate is comprised of residential mortgages, primarily jumbo mortgages and home equity lines of credit to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines have greater credit risk than residential mortgage loans because they can be secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance.

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

Small Business Administration Loans: Our Small Business Administration (“SBA”) portfolio consists of SBA guaranteed and other SBA-related loans. The guaranteed loans are for qualifying business purposes with maturity dates up to 25 years. The SBA guarantees up to 90% of the financing for these types of loans. The SBA-related loans are originated in partnership with the SBA under the SBA’s 504 loan program primarily on owner-occupied commercial real estate.

In addition, we provide traditional deposit accounts such as demand, interest-bearing demand, NOW, money market, IRA, time deposits and savings accounts. Our certificate of deposit customers primarily represent local relationships. Our branch network enables us to offer a full range of deposits, loans and personalized services to our targeted commercial and consumer customers.

For financial information about our operations, see the section captioned “Results of Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Our Principal Markets

As of the date of this filing, we operate 32 branches located throughout Colorado’s Front Range, including the Denver metropolitan area,  and one investment management firm. The region includes the counties of Adams, Arapahoe, Boulder, Denver, Douglas, Jefferson, Larimer and Weld. Colorado’s Front Range has a regional economy that is a diverse mix of advanced technology, tourism, manufacturing, service firms, government, education, retail, small business, construction and agriculture.

Business Concentrations

Management does not consider any individual account or single group of related accounts material in relation to our total assets or in relation to the overall business of the Company. Approximately 74% of our loan portfolio held for investment at December 31, 2017 consisted of real estate-related loans, including construction loans, mini-perm loans, commercial owner-occupied real estate loans and jumbo mortgage loans. Geographically, our business activities are primarily focused in the Colorado Front Range. Consequently, our financial condition, results of operations and cash flows depend upon the general trends in the economy of the Colorado Front Range and, in particular, the commercial and residential real estate markets.

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

Technological innovation continues to increase competition in the financial services markets. For example, technology has made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to those offered as traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, online, automated teller machines (ATMs), debit cards, point-of-sale transactions, automated clearing house transactions (ACH), remote deposit, banking via mobile devices, person-to-person (P2P) payments and in-store branches.

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

As a Colorado-chartered bank, the Bank is subject to supervision, periodic examination and regulation by the CDB. As a member of the Federal Reserve System, the Bank is also subject to supervision, periodic examination and regulation by the Federal Reserve Bank of Kansas City, or the Federal Reserve. In addition, the Bank is subject to certain rules and regulations of the CFPB, and PCM is subject to the disclosure and regulatory requirements of the Investment Advisors Act of 1940, as amended. The deposits of the Bank are insured by the FDIC up to certain established limits.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implemented and continues to implement significant changes to the regulation of the financial services industry.

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

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, President Donald Trump signed into law The Tax Cuts and Jobs Act of 2017 (the ''Tax Act''). Accounting Standards Codification ("ASC") 740-10-25-14 states that the effect of a change in tax law or rates shall be recognized at the date of enactment. Because the law was signed in December 2017, deferred tax assets and deferred tax liabilities are accounted for in 2017 financial statements to reflect the new rates. These changes to the tax treatment of deferred tax assets and deferred tax liabilities together with the elimination of loss carrybacks could result in capital implications. Management is carefully studying the impact of the Tax Act.

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

Sound banking practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believes it not prudent to do so. The Federal Reserve Board has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1,963,870 for each day the activity continues.

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

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates, subject to certain exceptions.

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

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” later in Item  1), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Capital Adequacy and Prompt Corrective Action – Guaranty Bancorp and Guaranty Bank

The federal banking regulatory authorities’ risk-based capital guidelines were previously based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or Basel I. The Basel Committee on Banking Supervision is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provided two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that based risk weightings on external credit assessments to a much greater extent than permitted in previous risk-based capital guidelines. Basel II also set capital requirements for operational risk and refined the existing capital requirements for market risk exposures.

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

In response to the economic and financial industry crisis that began in 2008, the Basel Committee on Banking Supervision and their oversight body - the Group of Central Bank Governors and Heads of Supervision (GHOS) – set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation of measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III strengthens existing capital requirements and introduces a global liquidity standard. In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things implement the Basel III minimum capital requirements. Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve Board, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline. In July 2013, the Federal Reserve Board, the FDIC and OCC issued two final interim rules to implement the Basel III capital reforms and the rules began phasing-in in 2015, depending on the size of the financial institution. For more on Basel III and its potential effect on us, see item 1A “Risk Factors”.

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

The final rules also established a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing-in in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its buffer level falls below the required buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

Both Guaranty Bank and Guaranty Bancorp have always maintained the capital ratios and leverage ratio above the levels to be considered quantitatively well-capitalized. For information regarding the capital ratios and leverage ratio of the Company and the Bank as of December 31, 2017 and December 31, 2016, see the discussion under the section captioned “Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  and Note 21 —Regulatory Capital Matters in “Notes to Consolidated Financial Statements” included in Item 8, “Financial Statements and Supplementary Data”, elsewhere in this report.

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

In 2010, the Dodd-Frank Act revised certain statutes governing the FDIC’s management of the DIF. Among other things, the revisions raised the minimum fund reserve ratio from 1.15% to 1.35% and required the fund reserve ratio to reach 1.35% by September 30, 2020. In August 2016, the FDIC announced that the fund reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act. The Company had $3.7 billion in total assets as of December 31, 2017 and therefore was not subject to the quarterly surcharge. At December 31, 2017, the Bank’s total assessment rate was approximately three basis points.

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

The Volcker Rule. Through the Volcker Rule, the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investments companies (defined as hedge funds and private equity funds). The Volcker Rule, which became effective in July 2015, does not significantly affect our operations, as we generally do not engage in the businesses prohibited by the Volcker Rule.

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

Consumer Financial Protection. The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws, privacy and data security laws, and laws regarding unfair, deceptive and abusive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive acts or practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may want to pursue or our prohibition from engaging in such transactions even if approval is not required.

Further, the CFPB has broad rulemaking authority for a wide range of enumerated consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“the CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities and to communities that are part of federal disaster areas.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

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

Concentration in Commercial Real Estate Lending. As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2017, the Bank’s CRE 1 Concentration level was 41 percent and the Bank’s CRE 2 Concentration level was 328 percent. The Bank’s commercial real estate loan portfolio increased by 70 percent during the prior 36 months. Excluding loans acquired in the transactions with Home State and Castle Rock, the balance of commercial real estate loans increased by 41 percent during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2017 we have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

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

Examinations. The Bank is examined from time to time by its primary federal banking regulator, the Federal Reserve, and the CDB,  and is charged for the cost of such an examination. Depending on the results of  a given examination, the Federal Reserve and the CDB may revalue the Bank’s assets and require that the Bank establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

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

In April 2015, the SEC issued cybersecurity guidance for Registered Investment Advisors. The guidance highlighted the importance of having strong cybersecurity controls in place and discussed a number of measures that advisers may wish to consider when addressing cybersecurity risks. Some of the measures firms may choose to implement include, but are not limited to, conducting periodic assessments that identify the nature, sensitivity, and location of the information that an adviser collects, processes, and stores. Advisers should also evaluate internal and external cybersecurity and vulnerabilities along with the security controls and measures in place. Advisers are also encouraged to create a strategy that is designed to prevent, detect, and respond to cybersecurity threats and ensure that the strategy is implemented in day-to-day operations. The SEC continues to reinforce the importance of cybersecurity measures by including this in the list of their exam priorities since 2014. Most recently, in February 2018 the SEC indicated that cybersecurity would continue to be a focus in their examination programs. SEC examinations have, and will continue to focus on, governance and risk assessment, access rights and controls, data loss prevention, vendor management, training, and incident response.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See “Risk Factors” for a further discussion of risks related to cybersecurity.

Changing Regulatory Structure and Future Legislation and Regulation

Congress may enact further legislation that affects the regulation of the financial services industry, and state legislatures may enact further legislation affecting the regulation of financial institutions chartered by or operating in these states. Changes in leadership at various federal banking agencies, including the Federal Reserve Board, can also change the policy direction of these agencies. Management is monitoring these policy changes. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

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

Employees

At December 31, 2017, we employed 517 employees, including 487 full-time employees and 30 part-time employees. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

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

There are inherent risks associated with our lending activities and we seek to mitigate these risks by adhering to conservative underwriting practices. Although we believe that our underwriting practices are appropriate for the various kinds of loans we make, we may nevertheless incur losses on loans that meet our underwriting criteria or loans with approved exceptions to our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. The deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

Interest rates are highly sensitive to many factors that are beyond our control, including genera, local, national and global economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the policies and actions of the Board of Governors of the Federal Reserve System. On December 14, 2017, the Federal Reserve raised short-term interest rates for the fifth time in two years. Further, the Federal Reserve indicated that they intend to continue to raise interest rates. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities that are collateralized by mortgages. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. If short-term interest rates increase further, our interest rates on deposits may increase more significantly than we have experienced with the past five rate increases by the Federal Reserve. Additionally, if short-term interest rates increase, our interest rates on loans may not increase as significantly as we have experienced with the past five rate increases by the Federal Reserve. Because our rates on deposits and loans may change at a higher or lower level than changes in benchmark rates, these variances could negatively affect our asset-liability modeling. If interest rates decline, our higher-rate loans and investments may be subject to prepayment risk, which could negatively impact our net interest margin. Conversely, if interest rates increase, our loans and investments may be subject to extension risk, which could negatively impact our net interest margin as well. If interest rates increase, our earnings credit rate on certain noninterest bearing deposit accounts could increase, which could negatively impact our noninterest income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this report for further discussion related to our management of interest rate risk.

Our business has been and in the future may be adversely affected by conditions in the  financial markets and economic and political conditions generally.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as government monetary policies. The U.S. and Colorado have been in a sustained economic recovery for several years. Although economic conditions in Colorado and in the U.S. in general continue to improve, there can be no assurances that the economic environment will continue to improve or that they will not decline in the future. An adverse change could be triggered by international, national or local economic or political changes.

If the economic recovery slows or if the national or local economy enters into a recession, it may affect consumer confidence levels, real estate values, real estate sales volumes and consumer spending which will adversely affect our customers. This in turn may cause adverse changes in payment patterns, causing increases in delinquencies and default rates which may impact our charge-offs and provision for credit losses. In addition, stock prices could be negatively affected, and our ability to raise capital or borrow in the debt markets may become more difficult.

Declines in values in the equity or bond markets could adversely affect the value of our assets under management. As investment fees are based on assets under management, a decline in the markets could adversely affect our advisory fee income.

An uncertain economic environment could adversely affect our business, financial condition, results of operations and cash flows.

The concentration of our commercial real estate loan portfolio subjects us to heightened regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors: (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 41% of capital at December 31, 2017 as compared to 40% of capital at December 31, 2016. This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. The Bank’s total reported commercial real estate loans to total capital was 328% at December 31, 2017, as compared to 319% of capital at December 31, 2016. This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans. The Bank’s commercial real estate portfolio has increased by 70% over the preceding 36 months. Excluding loans acquired in the transactions with Home State and Castle Rock, the balance of commercial real estate loans increased by 41% over the preceding 36 months.

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

The final rule includes minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements to be considered “adequately capitalized” are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%, which was increased from 4.0%; (iii) a total capital ratio of 8.0%, which was unchanged from the previous rules; and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also established a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum capital ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The capital conservation buffer requirement began phasing-in in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its buffer level falls below the required buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

Our allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect our earnings and results of operations.

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans and that the collateral securing the payment of a particular loan may be insufficient to fully compensate for the outstanding balance of the loan and the costs to dispose of the underlying collateral. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within our existing portfolio of loans. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced on average, over the last credit cycle. The level of the allowance reflects management’s ongoing evaluation of specific credit risks, loan loss experience, loan portfolio quality, economic conditions, loan industry concentrations, and other potential but unidentifiable losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks, future trends, and general economic conditions, all of which may undergo material changes.

Further, the measure of our allowance for loan losses is also subject to the adoption of new accounting standards. On June 16, 2016, the Financial Accounting Standards Board issued the Current Expected Credit Loss (“CECL”) standard, which will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions, such as the Bank, to increase their allowance for loan losses upon adoption. Moreover, the CECL model could create more volatility in the Bank’s level of allowance for loan losses. For public business entities that are SEC filers the amendments of the update will become effective beginning January 1, 2020. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

An inability to raise funds through deposits, borrowings, the sale of securities or loans or other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

We rely primarily on commercial and retail deposits and to a significantly lesser extent, brokered deposit renewals and rollovers, advances from the Federal Home Loan Bank (“FHLB”) and other secured and unsecured borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized”, we will be unable to continue to rollover or renew brokered funds, and the interest rate paid on deposits would be restricted.

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

In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward and institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act. In March 2017, the FDIC announced that the DIF reserve ratio was 1.20% as of December 31, 2016. The Company had $3.7 billion in total assets as of December 31, 2017 and therefore was not subject to the quarterly surcharge. At December 31, 2017, the Bank’s total assessment rate was approximately three basis points. Although the Bank's FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

The market for some of the investment securities held in our portfolio has been volatile over the past several years. Volatile market conditions may quickly and detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks associated with their ownership. There can be no assurance that declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Under CECL an allowance will be established for expected lifetime losses on held to maturity securities and impairments on available for sale securities will also need to reflect expected lifetime losses. The change in accounting for held to maturity and available for sale securities under CECL could adversely impact earnings in future periods.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable incurred credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs, incurred as of the balance-sheet date. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Noncompliance with the Bank Secrecy Act or other anti-money laundering statutes and regulations could cause us material financial loss.

The Bank Secrecy Act and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. FinCEN, a unit of the U.S. Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, among others. There is also increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which would negatively impact our business, financial condition and results of operations. Any failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on acquisition activity, restrictions on expansion and restrictions on entering new product lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

The impact of new tax legislation is uncertain and could have a material adverse impact on our cash flows and results of operations.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 makes broad and complex changes to the U.S. tax code, and it will take time for additional clarifying guidance and legislation to be issued, and this guidance will be required for the interpretation of these comprehensive changes. Unevaluated implications of the Tax Cuts and Jobs Act of 2017 could have a material benefit or material adverse impact and could result in volatility in our effective tax rate, tax expense and cash flow. Management is in the process of analyzing the potential aggregate current and future impacts of the legislation. Any benefit associated with the lower U.S. corporate income tax rate could be reduced or outweighed by other adverse changes enacted in the legislation or by the cost of compliance.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations could have a significant effect on our reported financial results for subsequent periods and prior periods, if retrospectively adopted. Additionally, the adoption of new standards may potentially require enhancements or changes in our systems and may require significant time and cost on behalf of our financial management. See Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8. “Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their anticipated impact, on our consolidated financial statements.

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

Our business activities and credit exposure are primarily concentrated along the Front Range of Colorado. As of December 31, 2017,  approximately 74% of our loan portfolio consisted of real estate loans, the majority of which are secured by properties located in Colorado. A weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. As a result of decreased collateral values, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans and a corresponding material adverse effect on our business, results of operations and financial condition. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could also adversely affect our business, results of operation and financial condition.

While we have very limited direct exposure to the energy industry, we may be adversely affected by declining crude oil prices.

Decisions by certain members of the Organization of Petroleum Exporting Countries to maintain higher crude oil production levels, as well as other market and economic conditions, have led to increased global oil supplies, which in turn has resulted in significant declines in oil prices. While oil prices have stabilized, decreased market oil prices have resulted in compressed margins for many U.S. and Colorado-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. While the Bank has very limited direct exposure to the energy industry, energy production and related industries represent a relatively significant portion of the Colorado economy and can affect us indirectly through our borrowers in other industries that depend on or benefit from energy production and related industries.  A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of states such as Colorado. Accordingly, we are unable to predict when or if oil prices will rise, and a prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

The small to medium-sized businesses to which we lend may have fewer financial resources to weather a downturn in the economy or a material increase in interest rates, which could materially harm our operating results.

We serve the banking and financial services needs of small and medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns or accelerating interest rates, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

New lines of business or new  products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger than us and may have more financial resources available to them. Such competitors primarily include national, regional and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, fintech companies, brokerage firms, investment advisors, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Additionally, we expect competition to intensify among financial services companies due to the merger and acquisition activity in our market area by competing, out-of-state financial institutions. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. The process of eliminating banks as intermediaries, or “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints than we do and may have lower cost structures than ours. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.
•	The ability to expand our market position.
•	The ability to attract and retain qualified staff, including those with key customer relationships.
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.
•	Customer satisfaction with our level of service.
•	Enterprise-wide risk appetites.
•	Industry and general economic conditions.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Colorado community banking industry. This competition may cause employee salaries to increase at rates higher than they have historically. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends on our ability to attract and retain qualified management and loan origination, administrative, credit, marketing and technical personnel and upon the continued contributions of customer relationships developed by our management and personnel. In particular, our success is highly dependent upon the capabilities of our senior executive management. We believe that our management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing our business plan. The loss of the services of one or more of them could harm our business. In addition, the scope and content of U.S. banking regulators’ policies on incentive compensation, as well as changes to these policies, could adversely affect our ability to hire, retain and motivate our key employees. To mitigate the potential impact of a loss of key personnel, the Company has a management succession plan to ensure that it has a process in place to replace any lost personnel.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics affecting large numbers of employees or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these risks could diminish our ability to operate our business (for example, by requiring us to expend significant resources to investigate and correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which in turn could materially and adversely affect our business, financial condition and results of operations.

Negative publicity could damage our reputation and our business.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to attract and keep customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. Because we conduct most of our business under the “Guaranty” brand, negative public opinion about one business could affect our other businesses.

Our operations rely on external vendors.

We rely on external vendors to provide certain products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with their employees or subcontractors, operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Further, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service agreements. The failure of external vendors to perform in accordance with the contractual terms of a service agreement because of changes in a vendor’s organization structure, financial condition, support for existing products and services or strategic focus or for any other reason could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.

Additionally, we outsource our data processing to an external vendor, including item processing, electronic banking, mobile banking, debit card processing, and treasury management processing. If this vendor encounters difficulties or if we have difficulty in communicating with the vendor, it could significantly affect our ability to adequately process and account for customer transactions, which would in turn significantly affect our ability to conduct our business operations. Furthermore, a  breach of the vendor’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card devices such as cash advance machines and ATMs and merchant data collection points provide another source of potential loss, again through no fault of our own. Liability arising from such a security breach or fraud attack could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse effect on our reputation, results of operations, financial condition and cash flows.

We rely heavily on communications and information systems to conduct our business, serving both internal and customer constituencies. Any failure, interruption or breach in security of these systems, or the failure of those used by our suppliers and counterparties, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Moreover, any such failures, interruptions or security breaches of our information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware to our information systems or our customers’ computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. While to date, we have not experienced a significant data loss or any material financial losses related to cybersecurity attacks, even the most well protected information, networks, systems and facilities remain potentially vulnerable. Attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific cyber insurance coverage, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

From time to time, customers and other stakeholders make claims and take legal action pertaining to the performance of our professional, regulatory, fiduciary and lender responsibilities. At any given time, these claims are in various stages of the legal process from initial complaints to legal cases currently in appeals. Whether or not these claims and legal actions are founded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to sell certain pieces acquired or successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our inability to find suitable acquisition candidates and failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by us, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become lengthier and more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues that we have, or may have, with regulatory agencies, including, without limitation, issues related to fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.

We may experience impairment of goodwill.

During 2016 and 2017, we recorded $56.4 million and $8.7 million in goodwill, respectively. We evaluate this goodwill at least annually for possible impairment. If the goodwill became impaired and not recoverable, it could result in a material non-cash charge to earnings, which could have a material adverse effect on our financial condition. See Note 8, “Goodwill and Other Intangible Assets” under Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for more information on goodwill impairment.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills, obtaining a loan or transferring funds directly without the assistance of a bank. Further, use of crypto-currency can now be used to facilitate certain financial transactions. The process of eliminating banks as intermediaries, or “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition, cash flows and results of operations.

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

As of February 16, 2018, executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 32.3% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Such a concentration of ownership may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our voting common stock. In addition, as a result of their ownership, executive officers, directors and stockholders of more than 5% of our common stock may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

We currently have outstanding an aggregate of $65.0 million in junior subordinated debentures. We conditionally guarantee payments of the principal and interest on the junior subordinated debentures. Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. With respect to two of the three junior subordinated debenture issuances, the Company has the right to defer periodic distributions for up to 60 months, during which time the Company would be prohibited from paying dividends on its common stock. The Company’s ability to pay future distributions depends upon the earnings of the Bank and the dividends from the Bank to the Company, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we had a total of 33 branch office properties, including our headquarters, 27 of which we owned and six of which we leased. In addition we lease the office space housing our investment management firm and bank operations groups. All of our properties are located in the Colorado Front Range. Each of Guaranty Bancorp’s and Guaranty Bank’s principal office is located at 1331 Seventeenth Street, Suite 200, Denver, Colorado 80202.

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

	Sales Prices
	High	Low	Close
Year/Quarter:
2017
Fourth quarter	$30.42	$26.26	$27.65
Third quarter	28.10	24.70	27.80
Second quarter	27.30	23.50	27.20
First quarter	25.70	22.90	24.35
2016
Fourth quarter	$24.95	$17.00	$24.20
Third quarter	18.88	16.30	17.85
Second quarter	17.17	15.01	16.70
First quarter	16.95	13.92	15.46

On February 16, 2018, the closing price of our voting common stock on Nasdaq was $28.55 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 240 record holders of our voting common stock.

Dividends

Our Board of Directors reviews the appropriateness of declaring or paying cash dividends on an ongoing basis. Any determination to declare or pay dividends in the future is at the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, future prospects, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by the Bank to the holding company, and such other factors as our Board of Directors may deem relevant. On February 12, 2018, the Company’s Board of Directors declared a quarterly cash dividend of 16.25 cents per share, payable on March 2, 2018 to stockholders of record on February 23, 2018. During 2017 the Company paid stockholder dividends aggregating to 50 cents per share. These dividends were paid at the level of 12 and ½ cents per share, per quarter, in February, May, August and November 2017. During 2016, the Company paid stockholder dividends aggregating to 46 cents per share. These dividends were paid at the level of 11 and ½ cents per share, per quarter, in February, May, August and November 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2017:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans	Guaranty Bancorp 2015 Long-Term
approved by security holders	Incentive Plan (1)	-	(2)	-	619,819	(3)(4)
____________________		-		-	619,819

(1) The Guaranty Bancorp Long-Term Incentive Plan (the “2015 Plan”) was approved by the stockholders of the Company at the Company’s 2015 Annual Meeting of Stockholders.
(2) Does not include the 434,149 voting shares of unvested stock grants outstanding as of December 31, 2017.

(3) The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the 2015 Plan is 935,000 shares. The number of shares remaining available for future issuance has been reduced by 315,181 shares, which represents the number of vested shares and the number of unvested shares of time-based and performance stock awards outstanding at December 31, 2017 under the 2015 Plan. Forfeited shares are included in the amount which may be granted in the future.

(4) All of the 619,819 shares remaining available for issuance under the 2015 Plan may be issued not only for future grants of options, warrants and rights, but also for future stock awards. The Company’s current practice is to grant only awards of stock. While the Company has not issued any stock options, warrants or rights, it may do so in the future.

Repurchases of Common Stock

See “Supervision and Regulation” in Item 1 of this report for a discussion of potential regulatory limitations for stock repurchases and on the holding company’s receipt of dividends from its bank subsidiary, which may be used to repurchase our common stock. On February 12, 2018, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. The repurchase program had been scheduled to expire 12 months from the date of its announcement, and as extended, the program is scheduled to expire on April 2, 2019. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of voting common stock, par value $0.001 per share. As of December 31, 2017, no shares had been repurchased under this plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our voting common stock during the fourth quarter 2017.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
October 1 to October 31, 2017	-	$-	-	1,000,000
November 1 to November 30, 2017	52	27.05	-	1,000,000
December 1 to December 31, 2017	19,129	27.66	-	1,000,000
____________________	19,181	$27.66	-	1,000,000

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 1,000,000 shares available for repurchase under the repurchase plan originally announced on April 3, 2014, which is scheduled to expire April 2, 2019. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

Performance Graph

Our voting common stock trades on the Nasdaq under the symbol “GBNK”. The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for the Company’s voting common stock, the Nasdaq Composite Index and Nasdaq Bank Stocks Index. Such returns are based on historical results and are not intended to suggest future performance. Data for GBNK voting common stock, the Nasdaq Composite Index and the Nasdaq Bank Stocks Index assumes reinvestment of dividends. The total return on the Company’s voting common stock and on each of the comparison indices is determined based on the total return on investment under the assumption that a $100 investment was made on December 31, 2012.

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
GBNK . . . . . . . . . . . . . . . . . . . . . . . . . . .	$100	$145	$151	$178	$267	$311
NASDAQ Composite Index . . . . . . . . .	100	140	161	172	187	243
NASDAQ Bank Index . . . . . . . . . . . . . .	100	137	153	156	198	234

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain financial and statistical information for each of the years in the five-year period ended December 31, 2017. This data should be read in conjunction with our audited consolidated financial statements and related “Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2017(1)	2016(2)	2015	2014	2013

	(In thousands, except share data and ratios)
Consolidated Statement of Income Data:
Interest income	$134,302	$99,853	$82,330	$75,520	$70,638
Interest expense	13,503	9,465	5,351	6,707	7,068
Net interest income	120,799	90,388	76,979	68,813	63,570
Provision for loan losses	992	143	96	14	296
Net interest income after
provision for loan losses	119,807	90,245	76,883	68,799	63,274
Noninterest income	25,444	19,257	17,180	16,695	13,799
Noninterest expense	86,795	72,787	60,339	65,746	56,688
Income before income taxes	58,456	36,715	33,724	19,748	20,385
Income tax expense	19,832	11,988	11,270	6,236	6,356
Net income	$38,624	$24,727	$22,454	$13,512	$14,029
____________________
Common Share Data:
Earnings per common share–basic (3):	$1.38	$1.06	$1.07	$0.64	$0.67
Earnings per common share–diluted (3):	$1.36	$1.05	$1.06	$0.64	$0.67
Dividends declared per common share	$0.50	$0.46	$0.40	$0.20	$0.08
Book value per common share (3)	$13.86	$12.44	$10.21	$9.57	$8.89
Weighted average common shares
outstanding-basic (3)	28,056,588	23,267,108	21,065,590	20,957,702	20,867,064
Weighted average common shares
outstanding-diluted (3)	28,343,687	23,559,947	21,272,336	21,086,543	20,951,237
Common shares outstanding
at end of period (3)	29,222,264	28,334,004	21,704,852	21,628,873	21,303,707
____________________

(1) Includes amounts relating to the acquisition of Castle Rock, which occurred on October 27, 2017.

(2) Includes amounts relating to the acquisition of Home State, which occurred on September 8, 2016.

(3) Share and per share amounts have been adjusted to reflect the Company's 1-for-5 reverse stock split on May 20, 2013.

	For the Year Ended December 31,
	2017(e)	2016(f)	2015	2014	2013

	(In thousands, except share data and ratios)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,553	$50,111	$26,711	$32,441	$28,077
Time deposits with banks	254	254	-	-	-
Total investments	614,312	590,856	424,692	449,482	442,300
Net loans (including loans held for sale)	2,784,138	2,495,888	1,791,536	1,518,944	1,299,419
Total assets	3,698,890	3,366,427	2,368,525	2,124,778	1,911,032
Deposits	2,941,627	2,699,084	1,801,845	1,685,324	1,528,457
Debt	337,255	299,097	333,098	219,582	180,058
Stockholders' equity	404,899	352,378	221,639	206,939	189,394

Selected Other Balance Sheet Data:
Average assets	3,451,789	2,668,035	2,226,794	2,001,552	1,863,578
Average earning assets	3,206,340	2,510,332	2,098,995	1,882,194	1,755,693
Average stockholders' equity	373,233	264,474	215,513	201,082	189,534

Selected Financial Ratios:
Return on average assets (a)	1.12%	0.93%	1.01%	0.68%	0.75%
Return on average equity (b)	10.35%	9.35%	10.42%	6.72%	7.40%
Net interest margin (c)	3.77%	3.60%	3.67%	3.66%	3.62%
Efficiency ratio (tax equivalent) (d)	52.13%	57.46%	60.20%	65.56%	66.79%

Selected Asset Quality Ratios:
Nonperforming assets to total assets	0.17%	0.17%	0.64%	0.70%	1.04%
Nonperforming loans to loans, net
of deferred fees and costs	0.20%	0.21%	0.80%	0.82%	1.17%
Allowance for loan losses to total loans,
net of deferred fees and costs, held
for investment	0.83%	0.92%	1.27%	1.46%	1.59%
Allowance for loan losses to nonperforming
loans, held for investment	418.62%	443.11%	158.91%	178.25%	135.73%
Net charge-offs (recoveries) to average loans,
loans, held for investment	0.04%	(0.01)%	(0.03)%	(0.10)%	0.36%
____________________

(a)	Return on average assets is determined by dividing net income (loss) by average assets.
(b)	Return on average stockholders’ equity is determined by dividing net income (loss) by average stockholders’ equity.
(c)	Net interest margin is determined by dividing net interest income by average interest-earning assets.
(d)

Efficiency ratio is determined by dividing total noninterest expense less intangible amortization expense, less select nonrecurring charges, by an amount equal to net interest income plus noninterest income, plus incremental tax benefit from tax exempt bonds and bank-owned life insurance.

(e)	Includes amounts relating to the acquisition of Castle Rock, which occurred on October 27, 2017.
(f)	Includes amounts relating to the acquisition of Home State, which occurred on September 8, 2016.

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

Forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control, which may cause actual results to differ materially from those discussed in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•

Local, regional, national and international economic and political conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for loan losses.

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
•

The costs and other effects resulting from changes in laws and regulations and of other legal and regulatory developments, including, but not limited to, changes in tax laws and increases in FDIC insurance premiums, the commencement of legal proceedings or regulatory or other governmental inquiries, and our ability to successfully undergo regulatory examinations, reviews and other inquiries.

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

On July 18, 2017, the Company entered into a merger agreement with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado. The transaction closed on October 27, 2017 and substantially all integration activities were completed on December 4, 2017.

On December 1, 2017, PCM entered into an Asset Purchase Agreement with Wagner Wealth Management LLC (“Wagner”). The transaction closed on January 16, 2018.

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

In addition to building growth organically through our existing branches, we seek opportunities to acquire small to medium-sized banks or specialty finance companies that will allow us to expand our franchise in a manner consistent with our community-banking focus. Ideally, the financial institutions we seek to acquire will be in or contiguous to our existing footprint, which would allow us to use the acquisition to consolidate duplicative costs and administrative functions and to rationalize operating expenses. We believe that by streamlining the administrative and operational functions of an acquired financial institution, we are able to substantially lower operating costs, operate more efficiently and integrate the acquired financial institution while maintaining the stability of our existing business. In certain circumstances we may seek to acquire financial institutions that may be located outside of our existing footprint. We also seek opportunities which will allow us to further diversify our noninterest income base, including adding to our wealth management platform, for example, through the acquisition of Wagner.

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

Investment in Securities

We classify our investments in debt and equity securities as either held to maturity or available for sale. Securities classified as held to maturity are recorded at cost or amortized cost. Available for sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments with similar credit ratings or recent trades for thinly traded securities, fundamental analysis, discounted cash flow analysis or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair value upon the date of acquisition. Management utilizes third party valuations, such as appraisals which incorporate various valuation techniques including discounted cash flow analyses to determine the fair values of assets acquired and liabilities assumed. Any excess of purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

RESULTS OF OPERATIONS

The following table summarizes certain key financial results for the periods indicated:

Table 1

				Change
	Year Ended December 31,			Favorable (Unfavorable)
	2017	2016	2015	2017 v 2016	2016 v 2015

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$134,302	$99,853	$82,330	$34,449	$17,523
Interest expense	13,503	9,465	5,351	(4,038)	(4,114)
Net interest income	120,799	90,388	76,979	30,411	13,409
Provision for loan losses	992	143	96	(849)	(47)
Net interest income after
provision for loan losses	119,807	90,245	76,883	29,562	13,362
Noninterest income	25,444	19,257	17,180	6,187	2,077
Noninterest expense	86,795	72,787	60,339	(14,008)	(12,448)
Income before income taxes	58,456	36,715	33,724	21,741	2,991
Income tax expense	19,832	11,988	11,270	(7,844)	(718)
Net income	$38,624	$24,727	$22,454	$13,897	$2,273

Common Share Data:
Earnings per common
share–basic	$1.38	$1.06	$1.07	$0.32	$(0.01)
Earnings per common
share–diluted	$1.36	$1.05	$1.06	$0.31	$(0.01)
Weighted average common
shares outstanding–basic	28,056,588	23,267,108	21,065,590	4,789,480	2,201,518
Weighted average common
shares outstanding–diluted	28,343,687	23,559,947	21,272,336	4,783,740	2,287,611
Average equity to average assets	10.81%	9.91%	9.68%	0.90%	0.23%
Return on average equity	10.35%	9.35%	10.42%	1.00%	(1.07)%
Return on average assets	1.12%	0.93%	1.01%	0.19%	(0.08)%
Dividend payout ratio	36.41%	42.56%	37.54%	(6.15)%	5.02%

	Year Ended December 31,			Change
	2017	2016	2015	2017 v 2016	2016 v 2015
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.36%	13.58%	13.24%	(0.22)%	0.34%
Leverage ratio	10.21%	9.81%	10.68%	0.40%	(0.87)%
Loans(1), net of deferred fees and costs
to deposits	95.38%	93.18%	100.70%	2.20%	(7.52)%
Allowance for loan losses to loans (1),
net of deferred fees and costs	0.83%	0.92%	1.27%	(0.09)%	(0.35)%
Allowance for loan losses to
nonperforming loans	418.62%	443.11%	158.91%	(24.49)%	284.20%
Classified assets to allowance
and Tier 1 capital (2)	7.43%	9.79%	11.66%	(2.36)%	(1.87)%
Noninterest bearing deposits to
total deposits	31.94%	33.96%	33.99%	(2.02)%	(0.03)%
Time deposits to total deposits	15.60%	13.55%	14.38%	2.05%	(0.83)%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

2017 Compared to 2016

The Company’s net income for 2017 increased by $13.9 million to $38.6 million compared to $24.7 million for the year ended December 31, 2016. Earnings per basic common share increased to $1.38 and earnings per diluted common share increased to $1.36 for the year ended December 31, 2017 compared to $1.06 per basic common share and $1.05 per diluted common share for the year ended December 31, 2016.

The increase in net income for 2017, compared to 2016, was due to a $30.4 million increase in net interest income and a $6.2 million increase in noninterest income, partially offset by a $14.0 million increase in noninterest expense and a $7.8 million increase in income taxes due to higher pretax income. The $30.4 million increase in net interest income for the year ended December 31, 2017, compared to 2016, was comprised of a $34.4 million increase in interest income, primarily due to a $696.0 million, or a 27.7% increase in average earnings assets, partially offset by a $4.0 million increase in interest expense mostly due to a $496.9 million, or 35.0% increase in average interest bearing deposits. The increases in interest income and interest expense, in addition to the increases in average balances were primarily a result of the September 8, 2016 acquisition of Home State and the October 27, 2017 acquisition of Castle Rock. The $6.2 million increase in noninterest income for the year ended December 31, 2017, compared to 2016, was mostly driven by an increased customer base related to the acquisitions. In addition to the impact of the acquisitions, gain on sales of SBA loans increased $0.4 million, bank-owned life insurance income increased $0.6 million, and interest rate swap fees increased $0.4 million for the year ended December 31, 2017, compared to the prior year. The largest drivers of the $14.0 million increase in noninterest expense for the year ended December 31, 2017, compared to 2016, were a $5.8 million increase in salaries and employee benefits and a $4.2 million increase in other general and administrative expense. The increase in employee salary and benefits for the year ended December 31, 2017, compared to 2016, was primarily due to a $3.1 million increase in base salaries and a $1.6 million increase in employee benefit costs. Average full-time equivalent employees increased from 421 for the year ended December 31, 2016 to 496 for the same period in 2017, mostly due to the acquisition of Home State. The increase in other general and administrative expense for the year ended December 31, 2017, compared to 2016, was primarily due to a $1.6 million settlement of a litigation claim, a $1.4 million increase in data processing expense, a $0.7 million increase in debit card interchange expense and a $0.4 million increase in communication expense.

The Company’s total risk-based capital ratio was 13.36% at December 31, 2017 compared to 13.58% at December 31, 2016. The decrease in the Company’s total risk-based capital ratio was primarily due to an increase in risk-weighted assets during 2017.

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

The increase in net income for 2016, compared to 2015, was due to a $13.4 million increase in net interest income and a $2.1 million increase in noninterest income, partially offset by a $12.4 million increase in noninterest expense and an increase in income taxes due to higher pretax income. The $13.4 million increase in net interest income for the year ended December 31, 2016, compared to 2015, was comprised of a $17.5 million increase in interest income, primarily due to a $411.3 million, or a 19.6% increase in average earnings assets, partially offset by a $4.1 million increase in interest expense mostly due to a $299.9 million, or 26.8% increase in average interest bearing deposits. The $2.1 million increase in noninterest income for the year ended December 31, 2016, compared to 2015, was mostly related to a $1.5 million increase in deposit services and other fees and a $0.3 million increase in investment management and trust fees. Noninterest expense increased $12.4 million for the year ended December 31, 2016, compared to the same period in 2015, mostly due to $6.3 million in merger-related expenses incurred in 2016. The $6.3 million in merger-related expenses included $1.9 million in severance, retention bonuses and related taxes and $4.4 million in other general and administrative expense, consisting of professional fees and system conversion costs. Excluding the $1.9 million in severance, retention bonuses and related taxes, described above, salaries and employee benefits expense increased $5.5 million during 2016 as compared to 2015, primarily due to the addition of 143 full-time equivalent employees, mostly due to employees added in the Home State transaction.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

Table 2

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net interest income	$120,799	$90,388	$76,979
Interest rate spread	3.57%	3.42%	3.53%
Net interest margin	3.77%	3.60%	3.67%
Net interest margin, fully tax
equivalent	3.88%	3.69%	3.75%
Loan yield	4.54%	4.31%	4.24%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.44%	0.40%	0.27%
Average cost of deposits
(including noninterest-
bearing deposits)	0.26%	0.23%	0.18%

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases, while nonaccrued interest thereon is excluded from the computation of yield earned.

Table 3

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred fees
and costs (1)(3)	$2,611,435	$118,674	4.54%	$2,024,804	$87,249	4.31%
Investment securities (1)
Taxable	352,989	9,264	2.62%	300,568	7,625	2.54%
Tax-exempt	209,224	4,933	2.36%	130,242	3,683	2.83%
Bank Stocks (4)	21,910	1,290	5.89%	18,897	1,063	5.63%
Other earning assets	10,782	141	1.31%	35,821	233	0.65%
Total interest-earning assets	3,206,340	134,302	4.19%	2,510,332	99,853	3.98%
Non-earning assets:
Cash and due from banks	32,364			28,896
Other assets	213,085			128,807
Total assets	$3,451,789			$2,668,035

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$816,017	$1,442	0.18%	$514,877	$702	0.14%
Money market	502,064	1,711	0.34%	438,100	1,181	0.27%
Savings	183,147	203	0.11%	155,236	173	0.11%
Time certificates of deposit	414,838	3,988	0.96%	310,961	2,803	0.90%
Total interest-bearing deposits	1,916,066	7,344	0.38%	1,419,174	4,859	0.34%
Borrowings:
Repurchase agreements	37,332	71	0.19%	25,221	52	0.21%
Federal funds purchased	1	-	1.58%	2	-	0.94%
Subordinated debentures	65,025	3,440	5.29%	43,691	2,005	4.59%
Borrowings	144,395	2,648	1.83%	188,380	2,549	1.35%
Total interest-bearing liabilities	2,162,819	13,503	0.62%	1,676,468	9,465	0.56%
Noninterest bearing liabilities:
Demand deposits	900,657			711,678
Other liabilities	15,080			15,415
Total liabilities	3,078,556			2,403,561
Stockholders' Equity	373,233			264,474
Total liabilities and stockholders' equity	$3,451,789			$2,668,035

Net interest income		$120,799			$90,388
Net interest margin			3.77%			3.60%
Net interest margin, fully tax
equivalent (2)			3.88%			3.69%

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

Table 4

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
Fees and costs	$31,425	$4,985	$26,440
Investment Securities
Taxable	1,639	271	1,368
Tax-exempt	1,250	(472)	1,722
Bank Stocks	227	51	176
Other earning assets	(92)	235	(327)
Total interest income	34,449	5,070	29,379

Interest expense:
Deposits:
Interest-bearing demand
and NOW	740	249	491
Money market	530	341	189
Savings	30	(1)	31
Time certificates of deposit	1,185	197	988
Repurchase agreements	19	(4)	23
Subordinated debentures	1,435	342	1,093
Borrowings	99	289	(190)
Total interest expense	4,038	1,413	2,625
Net interest income	$30,411	$3,657	$26,754

2017 Compared to 2016

For the year ended December 31, 2017, the Company’s net interest income increased by $30.4 million to $120.8 million compared to $90.4 million for the year ended December 31, 2016. This increase in net interest income during 2017 was attributable to a $26.8 million favorable volume variance and a $3.7 million favorable rate variance.

The favorable volume variance of $26.8 million in 2017, compared to 2016, was primarily the result of a $29.4 million favorable volume variance related to average earning assets partially offset by a $2.6 million unfavorable volume variance on average interest-bearing liabilities. The favorable volume variance in average interest-earning assets was mostly attributable to a $586.6 million increase in average loans. The unfavorable volume variance in average interest-bearing liabilities was attributable to a $496.9 million increase in average interest-bearing deposits and a $21.3 million increase in average subordinated debt.

The $3.7 million favorable rate variance in 2017, compared to 2016, was the result of a $5.1 million favorable rate variance related to average interest earning assets, partially offset by a $1.4 million unfavorable rate variance related to average interest-bearing liabilities. The $5.1 million favorable rate variance on interest earning assets in 2017 was primarily attributable to a $3.1 million increase in accretion of the discount on loans acquired in the Home State and Castle Rock transactions compared to the same period in 2016. Accretion of discount on acquired loans was $4.4 million during 2017, which included $2.9 million related to early loan payoffs, compared to $1.3 million during 2016, which included $0.7 million related to early loan payoffs. As of December 31, 2017 the company maintained a discount on acquired loans of $13.0 million compared to $14.7 million as of December 31, 2016.

The unfavorable rate variance in average interest-bearing liabilities was primarily due to a 70 basis point increase in average yield on subordinated debt and a four basis point increase in yield on interest-bearing deposits.

The following table presents, for the years indicated, average assets, liabilities and stockholders’ equity, as well as interest income from average interest-earning assets, interest expense from average interest-bearing liabilities and the resultant yields and costs expressed in percentages. Nonaccrual loans are included in the calculation of average loans and leases, while nonaccrued interest thereon is excluded from the computation of yield earned.

Table 5

	Year Ended December 31,
	2016			2015
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,024,804	$87,249	4.31%	$1,655,857	$70,188	4.24%
Investment securities (1)
Taxable	300,568	7,625	2.54%	335,363	8,325	2.48%
Tax-exempt	130,242	3,683	2.83%	88,727	2,852	3.21%
Bank Stocks (4)	18,897	1,063	5.63%	16,956	959	5.66%
Other earning assets	35,821	233	0.65%	2,092	6	0.29%
Total interest-earning assets	2,510,332	99,853	3.98%	2,098,995	82,330	3.92%
Non-earning assets:
Cash and due from banks	28,896			25,461
Other assets	128,807			102,338
Total assets	$2,668,035			$2,226,794

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$514,877	$702	0.14%	$377,036	$390	0.10%
Money market	438,100	1,181	0.27%	376,061	888	0.24%
Savings	155,236	173	0.11%	143,222	158	0.11%
Time certificates of deposit	310,961	2,803	0.90%	222,990	1,771	0.79%
Total interest-bearing deposits	1,419,174	4,859	0.34%	1,119,309	3,207	0.29%
Borrowings:
Repurchase agreements	25,221	52	0.21%	24,531	45	0.18%
Federal funds purchased	2	-	0.94%	15	-	0.80%
Subordinated debentures	43,691	2,005	4.59%	25,774	814	3.16%
Borrowings	188,380	2,549	1.35%	186,248	1,285	0.69%
Total interest-bearing liabilities	1,676,468	9,465	0.56%	1,355,877	5,351	0.39%
Noninterest bearing liabilities:
Demand deposits	711,678			642,015
Other liabilities	15,415			13,389
Total liabilities	2,403,561			2,011,281
Stockholders' Equity	264,474			215,513
Total liabilities and stockholders' equity	$2,668,035			$2,226,794

Net interest income		$90,388			$76,979
Net interest margin			3.60%			3.67%
Net interest margin, fully tax
equivalent (2)			3.69%			3.75%

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

2017 Compared to 2016

The provision for loan losses was $1.0 million in 2017 compared to $0.1 million in 2016. The $1.0 million provision recognized in 2017 was impacted by a decrease of $0.9 million in the general component of our allowance for loan losses, by a $0.9 million increase in the specific component of the allowance for loan losses and by $1.0 million in net charge-offs. The decrease in the general component of the allowance for loan losses was primarily attributable to a  reduction in qualitative factors related to concentration risk and loan growth, partially offset by the growth in loans during 2017. The increase in the specific component of the allowance for loan losses was due to the addition of specific reserves on several whole lease equipment purchases during 2017. During 2017, net charge-offs were $1.0 million, compared to $0.1 million in net recoveries during 2016. The Company determined that the provision for loan losses recorded during 2017 was necessary to maintain the allowance for loan losses at an adequate level for the probable incurred losses in the loan portfolio as of December 31, 2017.

As a percentage of loans, the allowance for loan losses decreased to 0.83% at December 31, 2017, compared to 0.92% at December 31, 2016. The decrease in the allowance as a percentage of total loans during 2017 compared to the prior year was the result of the acquisition of $71.1 million in loans in the Castle Rock transaction, for which no allowance was established as of the date of acquisition in accordance with GAAP, in addition to a reduction in the qualitative factors related to concentration risk and loan growth, as stated above, and a the reduction in historical loss rates over the lookback period utilized in the calculation. The reduction in qualitative factors and historical loss rates reflects management’s expectation that probable incurred losses on loans not identified as impaired as of December 31, 2017 has decreased as a percentage of these loans, when compared to December 31, 2016. The ratio of allowance for loan losses to nonperforming loans decreased to 418.6% at December 31, 2017 from 443.1% at December 31, 2016.

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

As a percentage of loans, the allowance for loan losses decreased to 0.92% at December 31, 2016, compared to 1.27% at December 31, 2015. The decrease in the allowance as a percentage of total loans during 2016 compared to the prior year was primarily the result of the acquisition of $445.5 million in loans in the Home State transaction, for which no allowance was established as of the date of acquisition in accordance with GAAP. The ratio of allowance for loan losses to nonperforming loans increased to 443.1% at December 31, 2016 from 158.9% at December 31, 2015, primarily as a result of a $9.4 million out-of-state loan syndication returning to performing status during the third quarter 2016.

Noninterest Income

The following table presents the major categories of noninterest income for 2017 and the preceding two years:

Table 7

	Year Ended December 31,			Change - Increase / (Decrease)
	2017	2016	2015	2017 v 2016	2016 v 2015

	(In thousands)
Noninterest income:
Deposit service and other fees	$13,951	$10,447	$8,941	$3,504	$1,506
Investment management and trust	6,005	5,452	5,189	553	263
Increase in cash surrender value of
life insurance	2,559	2,005	1,758	554	247
Gain (loss) on sale of securities	(6)	(73)	132	67	(205)
Gain on sale of SBA loans	1,256	873	824	383	49
Other	1,679	553	336	1,126	217
Total noninterest income	$25,444	$19,257	$17,180	$6,187	$2,077

2017 Compared to 2016

Noninterest income increased by $6.2 million in 2017 compared to 2016. The increase in noninterest income during 2017 was primarily the result of a $3.5 million increase in deposit service and other fees, a $1.1 million increase in other noninterest income, a $0.6 million increase in investment management and trust income, a $0.6 million increase in bank owned life insurance (“BOLI”) earnings and a $0.4 million increase in gain on sale of SBA loans. The increases in deposit service and other fees, investment management and trust income and other noninterest income were primarily a result of fees generated by deposits, assets under management (“AUM”), and debit cards acquired in the Home State transaction. Other noninterest income included a $0.4 million increase in interest rate swap fees and a $0.3 million gain on sale of our $2.0 million credit card loan portfolio in 2017. Total AUM at December 31, 2017 was $883.7 million, comprised of $562.1 million attributable to PCM and $321.6 million attributable to our trust department. The increase in BOLI income was primarily the result of an additional $15.0 million and $7.5 million in BOLI insurance purchased during the third quarter 2016 and second quarter 2017, respectively.

2016 Compared to 2015

Noninterest income increased by $2.1 million in 2016 compared to 2015. The increase in noninterest income during 2016 was primarily the result of a $1.5 million increase in deposit service and other fees, a $0.3 million increase in investment management and trust income and a $0.2 million increase in BOLI earnings. The increases in deposit service and other fees and investment management and trust income were primarily a result of fees generated by deposits and AUM acquired in the Home State transaction. Total AUM at December 31, 2016 was $852.4 million, comprised of $375.1 million attributable to PCM, $192.6 million attributable to CHIA and $284.7 million attributable to our trust department.

Noninterest Expense

The following table presents the major categories of noninterest expense for 2017 and the preceding two years:

Table 8

	Year Ended December 31,			Change - Increase / (Decrease)
	2017	2016	2015	2017 v 2016	2016 v 2015

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$46,762	$40,946	$33,564	$5,816	$7,382
Occupancy expense	6,664	5,887	6,312	777	(425)
Furniture and equipment	3,898	3,070	3,007	828	63
Amortization of intangible assets	2,745	1,557	1,981	1,188	(424)
Other real estate owned, net	174	31	80	143	(49)
Insurance and assessments	2,666	2,314	2,398	352	(84)
Professional fees	4,129	3,639	3,220	490	419
Impairment of long-lived assets	394	185	122	209	63
Other general and administrative	19,363	15,158	9,655	4,205	5,503
Total noninterest expense	$86,795	$72,787	$60,339	$14,008	$12,448

2017  Compared to 2016

Noninterest expense was $86.8 million for the year ended December 31, 2017 compared to $72.8 million for the year ended December 31, 2016. The $14.0 million increase in noninterest expense was primarily due to a $5.8 million increase in salaries and employee benefits, a $4.2 million increase in other general and administrative expense, a $1.2 million increase in amortization of intangible assets, a $0.8 million increase in occupancy expense and a $0.8 million increase in furniture and equipment. The increase in employee salary and benefits for the year ended December 31, 2017, compared to 2016, was primarily due to a $3.1 million increase in base salaries and a $1.6 million increase in employee benefit costs. Average full-time equivalent employees increased from 421 for the year ended December 31, 2016 to 496 for the year ended December 31, 2017, mostly due to the acquisition of Home State. The increase in other general and administrative expense for the year ended December 31, 2017 compared to 2016 was primarily due to a $1.6 million settlement of a litigation claim, a $1.4 million increase in data processing expense, a $0.7 million increase in debit card interchange expense and a $0.4 million increase in communication expense. The increase in amortization of intangible assets was attributable to the intangibles recorded in the Home State and Castle Rock transactions. The $0.8 million increase in occupancy expense in 2017 compared to the prior year was mostly due to a $0.6 million increase real estate taxes and a $0.3 million increase in maintenance. The $0.8 million increase in furniture and equipment expense in 2017 compared to 2016 was mostly due to investments in software, including maintenance and service contracts, in addition to increased depreciation of furniture and equipment acquired in the Home State transaction.

Merger-related expenses for the year ended December 31, 2017 were $3.6 million, primarily related to the Castle Rock acquisition and included in other general and administrative expense. Merger-related expenses for the year ended December 31, 2016 were $6.3 million, primarily related to the Home State acquisition and consisted of $1.9 million in salaries and employee benefits consisting of severance and retention payments, and $4.4 million in other general and administrative expense.

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

Income Taxes

2017 Compared to 2016

During the year ended December 31, 2017 income tax expense of $19.8 million was recognized compared to $12.0 million recognized in the year ending December 31, 2016.

The effective tax rate in 2017 was 33.9% compared to 32.7% in 2016. In 2017, the primary differences between the federal statutory rate of approximately 35.0% and the effective tax rate were tax-exempt income, state taxes and the re-measurement of the Company’s deferred tax asset, as outlined below. The increase in the effective tax rate during 2017, compared to 2016 was the result of the $1.0 million re-measurement of the Company’s net deferred tax asset due to the effect of the Tax Cuts and Jobs Act of 2017.

As a result of accounting standards update 2016-09 Compensation-Stock Compensation, we recorded an excess tax benefit in restricted stock vestings of $0.8 million in 2017, compared to a $0.5 million of excess tax benefit in restricted stock vestings in 2016. For further information regarding differences between the effective tax rate and the actual tax rate, see Note 12, Income Taxes under Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements”.

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This new tax law reduced the statutory federal corporate income tax rate from 35.0% to 21.0%. As a result, our effective tax rate is expected to be approximately 22% to 23% in 2018.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.

2016 Compared to 2015

During the year ended December 31, 2016 income tax expense of $12.0 million was recognized compared to $11.3 million recognized in the year ending December 31, 2015.

The effective tax rate in 2016 was 32.7% compared to 33.4% in 2015. In 2016, the primary differences between the federal statutory rate of approximately 35.0% and the effective tax rate were tax-exempt income and state taxes. The decrease in the effective tax rate during 2016, compared to 2015 was the result of tax-exempt income in 2016 representing a slightly greater proportion of pretax income compared to 2015, due in part to the Home State transaction.

Financial Condition

At December 31, 2017, the Company had total assets of $3.7 billion, compared to $3.4 billion at December 31, 2016, representing a year-over-year increase of $332.5 million. The increase in total assets year-over-year was comprised of a $288.3 million increase in loans, a $23.5 million increase in investments, a $13.0 million increase in BOLI and a $7.8 million increase in goodwill and intangible assets. The increase in total assets was primarily funded by a $242.5 million increase in total deposits, a $30.3 million increase in borrowings and a $52.5 million increase in equity. The 2017 acquisition of Castle Rock included the acquisition of $71.1 million in loans and $128.4 million in deposits.

The following table sets forth certain key consolidated balance sheet data:

Table 9

	December 31,
	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$51,553	$50,111	$26,711
Time deposits with banks	254	254	-
Total investments	614,312	590,856	424,692
Total loans (including loans held for sale)	2,807,388	2,519,138	1,814,536
Total assets	3,698,890	3,366,427	2,368,525
Earning assets	3,424,769	3,115,613	2,241,058
Deposits	2,941,627	2,699,084	1,801,845
FHLB Borrowings	227,444	197,168	280,847

Loans

The following table sets forth the outstanding amount of our loans held for investment at the dates indicated:

Table 10

	December 31,
	2017		2016		2015		2014		2013
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans

	(Dollars in thousands)
Commercial and
residential
real estate	$1,977,431	70.4%	$1,768,424	70.3%	$1,281,701	70.6%	$1,049,315	68.1%	$866,507	65.6%
Construction	99,965	3.6%	88,451	3.5%	107,170	5.9%	66,634	4.3%	77,657	5.9%
Commercial	523,355	18.7%	461,666	18.4%	323,552	17.8%	324,057	21.0%	271,843	20.6%
Consumer	143,066	5.1%	125,264	5.0%	66,288	3.7%	60,155	3.9%	60,932	4.6%
Other	61,982	2.2%	71,265	2.8%	35,570	2.0%	41,652	2.7%	43,821	3.3%
Total gross loans	2,805,799	100.0%	2,515,070	100.0%	1,814,281	100.0%	1,541,813	100.0%	1,320,760	100.0%
Less allowance for
loan losses	(23,250)		(23,250)		(23,000)		(22,490)		(21,005)
Deferred (fees)
and costs	(136)		(61)		255		(379)		(843)
Net loans, held
for investment	$2,782,413		$2,491,759		$1,791,536		$1,518,944		$1,298,912

For the year ended December 31, 2017, net loans held for investment increased by $290.7 million, including $71.1 million in loans acquired in the Castle Rock transaction. The 2017 net loan growth was primarily comprised of a $209.0 million increase in commercial and residential real estate loans, a $61.7 million increase in commercial loans and a $17.8 million increase in consumer loans. The growth in loans was primarily the result of new and expanded customer relationships, utilization of existing lines of credit and commitments and loans acquired in the Castle Rock transaction.

At December 31, 2017, the overall loan portfolio included 30.5% owner-occupied properties, including commercial and residential real estate; 15.9% retail and industrial properties, 9.1% office properties, 10.3% other commercial real estate properties, and 4.8% multi-family properties. We continue to have capacity to extend additional credit on commercial real estate and closely monitor the regulatory concentration ratios relative to the regulatory guidance discussed below.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. In such event, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

The Bank’s total reported loans for construction, land development and other land represented 41% of capital at December 31, 2017 compared to 40% of capital at December 31, 2016. This ratio is below the regulatory commercial real estate concentration guideline level of 100% for land and construction loans. The Bank’s total reported commercial real estate loans to total capital was 328% at December 31, 2017, compared to 319% of capital at December 31, 2016. This ratio is above the regulatory commercial real estate concentration guideline level of 300% for all investor real estate loans; however, the amount by which the ratio exceeds the guideline consists of loans with a better quality risk rating, supported by significantly better credit metrics in comparison to the Bank’s underwriting guidelines. The Bank’s commercial real estate portfolio increased by 70% in the preceding 36 months. Excluding loans acquired in the Castle Rock and Home State transactions, the Bank’s commercial real estate loans increased by 41% during the preceding 36 months.  Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning and development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

With respect to geographic concentrations, most of our business activity is with customers in the state of Colorado. At December 31, 2017, we did not have any significant concentrations in any particular industry.

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 11

	December 31,
	2017	2016	2015

	(In thousands)
Beginning balance	$2,519,199	$1,814,281	$1,541,813
New credit extended	651,348	589,159	570,672
Acquisition of Castle Rock Bank	71,052	-	-
Acquisition of Home State Bank	-	445,529	-
Net existing credit advanced	321,701	433,844	263,641
Net pay-downs and maturities	(749,333)	(768,845)	(562,221)
Other	(6,443)	5,231	376
Gross loans	2,807,524	2,519,199	1,814,281
Deferred (fees) and costs	(136)	(61)	255
Loans, net	$2,807,388	$2,519,138	$1,814,536

Net change - loans outstanding	$288,250	$704,602	$273,102

Loan maturities

The following table shows the amounts of loans held for investment at December 31, 2017 which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Borrowers have the right to prepay their loans with or without penalty, based on their specific loan agreement provisions. Demand notes or other loans having no stated maturity and no stated schedule of repayment are reported as due in one year or less. The table also presents, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans. The table excludes deferred fees and costs and loans held for sale.

Table 12

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate

	(In thousands)
Commercial and residential
real estate	$204,686	$628,387	$1,144,358	$1,977,431	$1,153,202	$619,543
Construction	47,466	37,515	14,984	99,965	28,638	23,861
Commercial	97,003	253,063	173,289	523,355	325,057	101,295
Consumer	12,407	27,487	103,172	143,066	59,753	70,906
Other	6,711	13,979	41,292	61,982	13,572	41,699
Total gross loans	$368,273	$960,431	$1,477,095	$2,805,799	$1,580,222	$857,304

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

The following table sets forth the amount of our nonperforming assets and impaired loans outstanding at the dates indicated:

Table 13

	December 31,
	2017	2016

	(Dollars in thousands)
Nonperforming Assets:
Originated nonaccrual loans	$2,742	$3,254
Purchased credit impaired loans	1,622	1,902
Nonperforming troubled debt restructurings	1,190	91
Accruing loans past due 90 days or more (1)	-	-
Total nonperforming loans	$5,554	$5,247
Other real estate owned and foreclosed assets	761	569
Total nonperforming assets	$6,315	$5,816

Impaired Loans:
Nonperforming loans	$5,554	$5,247
Performing troubled debt restructurings	18,066	25,128
Allocated allowance for loan losses	(1,122)	(222)
Net carrying amount of impaired loans	$22,498	$30,153

Impaired loans with a valuation allowance	$10,033	$8,841
Impaired loans without a valuation allowance	13,587	21,534
Total impaired loans	$23,620	$30,375
Valuation allowance related to impaired loans	$1,122	$222
Valuation allowance as a percent of impaired loans	4.75%	0.73%

Nonperforming loans to loans, net of deferred fees and costs (2)	0.20%	0.21%
Nonperforming assets to total assets	0.17%	0.17%
Allowance for loan losses to nonperforming loans	418.62%	443.11%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Loans, net of deferred fees and costs, exclude loans held for sale.

At December 31, 2017, nonperforming assets had increased $0.5 million to $6.3 million from $5.8 million at December 31, 2016.  As a result of the Castle Rock transaction in the fourth quarter of 2017, the Company acquired $1.6 million of nonperforming loans and $0.8 million of other real estate owned.

At December 31, 2017, nonperforming loans included approximately $1.2 million in commercial real estate loans, $2.1 million in commercial loans and $2.3 million in other loans. At December 31, 2016, nonperforming loans included $2.8 million in commercial real estate loans, $1.1 million in commercial loans and $1.3 million in other loans.

Our loss exposure on nonperforming loans is mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is computed based upon the related collateral value of the loans if the loan is collateral-dependent or based on the present value of expected cash flows if the loan does not qualify as collateral-dependent. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical collateral dispositions, changes in market conditions since the last valuation, and management’s expertise and knowledge of the client and the client’s business. Management reviews all commercial loan relationships in excess of $500,000 annually, or more frequently where risk categories or property conditions on real estate loans suggest a potentially significant decline in the property’s value. If management determines that such a decline exists, we obtain an updated appraisal. Similarly, upon the renewal, extension or refinancing of a real estate loan, we obtain an appraisal when management determines that there has been a significant decline in value. Appraisals are required in compliance with bank policy and applicable regulations. Generally speaking, appraisals are required for all new commercial real estate loans or loans secured by residential property in excess of $250,000; new business loans secured by real estate in excess of $1.0 million; renewals, extensions or refinancing with the advance of new monies if there is evidence of market or property deterioration; and any foreclosure of other real estate in excess of $250,000. If an appraisal is not required, an internal evaluation is completed or other alternative re-valuation approach is used.

At December 31, 2017, approximately $4.2 million in additional funds was committed to be advanced in connection with four performing impaired loans.

Additionally, at December 31, 2017, the book value of loans modified in troubled debt restructurings was $19.3 million compared to $25.2 million at December 31, 2016.

Other real estate owned was $0.8 million at December 31, 2017, compared to $0.6 million at December 31, 2016.  The balance at December 31, 2017 was comprised of four separate properties acquired in the Castle Rock transaction, all of which were land. The balance at December 31, 2016 was comprised of two separate properties, both of which were land.

The following table presents our nonperforming assets (including classified loans held for sale) at the dates indicated:

Table 14

	At December 31,
	2017	2016	2015	2014	2013

	(Dollars in thousands)
Originated nonaccrual loans	$2,742	$3,254	$3,762	$941	$12,371
Purchased credit impaired loans	1,622	1,902	-	-	-
Nonperforming troubled debt restructurings	1,190	91	10,712	11,676	3,105
Accruing loans past due 90 days or more	-	-	-	-	-
Total nonperforming loans (NPLs)	5,554	5,247	14,474	12,617	15,476
Other real estate owned and foreclosed assets	761	569	674	2,175	4,493
Total nonperforming assets (NPAs)	$6,315	$5,816	$15,148	$14,792	$19,969

Performing troubled debt restructurings	$18,066	$25,128	$11,679	$14,227	$6,227

Selected ratios:
NPLs to loans, held for investment, net
of deferred fees and costs	0.20%	0.21%	0.80%	0.82%	1.17%
NPAs to total assets	0.17%	0.17%	0.64%	0.70%	1.04%

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

At December 31, 2017, the amount of loans that the Company has internally considered to be adversely classified, other than impaired loans, increased to $6.8 million compared to $6.2 million at December 31, 2016; $1.5 million at December 31, 2015; $2.5 million at December 31, 2014 and $5.7 million at December 31, 2013.

The following table provides the allowance for loan losses allocated to troubled debt restructurings at the dates indicated:

Table 15

	December 31,
	2017	2016

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$18,066	$25,128
Allocated allowance for loan losses
on performing TDRs	(52)	(72)
Net investment in performing TDRs	$18,014	$25,056

Nonperforming TDRs	$1,190	$91
Allocated allowance for loan losses
on nonperforming TDRs	(1)	(2)
Net investment in nonperforming TDRs	$1,189	$89

The following table provides a rollforward of troubled debt restructurings for the years ended December 31, 2017 and December 31, 2016:

Table 16

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2016	$11,679	$10,712	$22,391
Principal repayments / advances	(3,538)	(1,135)	(4,673)
Charge-offs, net	-	-	-
New modifications	7,765	-	7,765
Loans removed from TDR Status	(164)	(100)	(264)
Transfers	9,386	(9,386)	-
Balance at December 31, 2016	$25,128	$91	$25,219
Principal repayments / advances	(16,414)	(572)	(16,986)
Charge-offs, net	-	(32)	(32)
New modifications	11,534	528	12,062
Loans removed from TDR Status	(1,007)	-	(1,007)
Transfers	(1,175)	1,175	-
Balance at December 31, 2017	$18,066	$1,190	$19,256

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

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 17

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(In thousands)
Balance, beginning of period	$23,250	$23,000	$22,490	$21,005	$25,142
Loan charge-offs:
Commercial and residential real estate	(386)	(14)	(14)	(21)	(5,455)
Construction	-	(203)	(7)	(2)	(325)
Commercial	(586)	(196)	(4)	(360)	(960)
Consumer	(106)	(51)	(12)	(38)	(35)
Other	(472)	(257)	(201)	(202)	(498)
Total loan charge-offs	(1,550)	(721)	(238)	(623)	(7,273)

Loan recoveries:
Commercial and residential real estate	73	206	258	1,385	1,558
Construction	59	134	26	349	734
Commercial	35	203	160	75	30
Consumer	91	14	29	27	33
Other	300	271	179	258	485
Total loan recoveries	558	828	652	2,094	2,840
Net loan recoveries (charge-offs)	(992)	107	414	1,471	(4,433)
Provision for loan losses	992	143	96	14	296
Balance, end of period	$23,250	$23,250	$23,000	$22,490	$21,005

Loans held for investment	$2,805,663	$2,515,009	$1,814,536	$1,541,434	$1,319,917
Average loans, held for investment	2,610,817	2,024,554	1,655,679	1,419,077	1,237,696
Nonperforming loans, held for investment	5,554	5,247	14,474	12,617	15,476

Selected ratios:
Annualized net charge-offs (recoveries) to
average loans, held for investment	0.04%	(0.01)%	(0.03)%	(0.10)%	0.36%
Provision for the allowance for
loan losses to average loans,
held for investment	0.04%	0.01%	0.01%	0.00%	0.02%
Allowance for loan losses to
loans, held for investment	0.83%	0.92%	1.27%	1.46%	1.59%
Allowance for loan losses to nonperforming
loans, held for investment	418.62%	443.11%	158.91%	178.25%	135.73%

At December 31, 2017, the allowance for loan losses was $23.3 million, or 0.83% of total loans held for investment. This compares to an allowance for loan losses of $23.3 million, or 0.92% of total loans held for investment at December 31, 2016.

While the allowance for loan losses at December 31, 2017 and December 31, 2016 was consistent at $23.3 million, the components of the allowance changed. The general component of the allowance for loan losses decreased by $0.9 million and was offset by a $0.9 million increase in the specific component of the allowance for loan losses.  The decrease in the general component of the allowance for loan losses was primarily attributable to reduction in qualitative factors related to concentration risk and loan growth, partially offset by the growth in loans during 2017. The increase in the specific component of the allowance for loan losses was due to the addition of specific reserves on several whole lease equipment purchases during 2017. Charge-offs are taken on loans when management determines, after review of all possible sources of repayment including future cash flows, collateral values and the financial strength of guarantors or co-makers, that there is no longer a reasonable probability that the principal can be collected.

Net charge-offs have an impact on the historical loss component of our allowance for loan losses computation. We utilize a history of net charge-offs, incurred during the current credit cycle to calculate our historical loss rate, which is adjusted as necessary by management in consideration of various qualitative factors.

Approximately $1.1 million, or 4.8%, of the $23.3 million allowance for loan losses at December 31, 2017, relates to specific reserve allocations. This compares to a specific reserve of $0.2 million, or 1.0%, of the total allowance for loan losses at December 31, 2016. In addition to the specific reserve against impaired loans, the balance of impaired loans at December 31, 2017 and 2016 reflects a reduction of approximately $0.4 million and $0.4 million, respectively, related to previous partial charge-offs.

The general component of the allowance as a percentage of overall loans, net of unearned loan fees, was 0.79% at December 31, 2017 compared to 0.92% at December 31, 2016. The general component of the allowance as a percentage of loans that were not impaired was 0.80% at December 31, 2017 compared to 0.93% at December 31, 2016. The decrease in the general component as a percent of loans, net of deferred costs and fees, was due to the impact of purchase accounting, related to the Castle Rock transaction, reductions in the concentration risk and loan growth qualitative factors and a reduction in historical loss rates utilized in the calculation, reflecting  management’s expectation that probable incurred losses as a percentage of loans had declined during 2017.

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

Table 18

	At December 31,
	2017		2016		2015		2014		2013
	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total	Allocation of the Allowance	% of Allocation to Total

	(Dollars in thousands)
Commercial
and
residential
real estate	$11,514	49.5%	$11,954	51.4%	$11,824	51.4%	$11,323	50.4%	$10,214	48.6%
Construction	2,602	11.2%	2,979	12.8%	3,236	14.1%	3,424	15.2%	3,382	16.1%
Commercial	4,837	20.9%	3,969	17.1%	3,824	16.6%	3,813	17.0%	3,757	17.9%
Consumer	3,428	14.7%	3,323	14.3%	3,073	13.4%	2,844	12.6%	2,532	12.1%
Other	869	3.7%	1,025	4.4%	1,043	4.5%	1,086	4.8%	1,120	5.3%
Total	$23,250	100.0%	$23,250	100.0%	$23,000	100.0%	$22,490	100.0%	$21,005	100.0%

During 2017 and 2016, the majority of the allowance for loan losses remained allocable to real estate loans. This allocation was attributable to the level of risk in the real estate loan portfolio in consideration of historical losses impacting the classification in addition to the size of the portfolio.

Securities

We manage our investment portfolio principally to provide liquidity, to balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 19

	2017	2016	2015
	(In thousands)
Securities available for sale:
State and municipal	$82,486	$81,608	$34,713
Mortgage-backed - agency / residential	131,180	129,832	129,017
Mortgage-backed - private / residential	-	265	274
Trust preferred	-	-	17,806
Corporate	103,512	86,246	65,291
Collateralized loan obligations	12,799	26,277	8,330
Total securities available for sale	$329,977	$324,228	$255,431

Securities held to maturity:
State and municipal	136,899	121,109	54,853
Mortgage-backed - agency / residential	105,698	102,648	74,536
Asset-backed	16,119	19,022	19,372
Other	1,200	1,200	-
Total securities held to maturity	$259,916	$243,979	$148,761

Bank stocks, at cost	$24,419	$22,649	$20,500

Securities available for sale are carried at fair value, while securities held to maturity and bank stocks are carried at historical cost.

The carrying value of our available for sale investment securities at December 31, 2017 was $330.0 million, compared to the December 31, 2016 carrying value of $324.2 million. At December 31, 2017, the effective duration of the investment securities portfolio was approximately 4.6 years compared to 5.3 years as of December 31, 2016. Purchase activity during 2017 in our available for sale portfolio included purchases of mortgage-backed securities, corporate bonds, collateralized loan obligations and municipal bonds. In addition to these purchases the Company acquired $39.7 million in securities in the Castle Rock transaction, consisting of mortgage-backed securities, US Agencies and municipal bonds, in addition to $0.7 million in bank stock. Subsequent to the Castle Rock transaction, the Company sold $31.7 million in acquired US Agencies, municipals and mortgage-backed securities to redistribute these funds to higher yielding assets. Excluding the sales of securities acquired in the Castle Rock transaction, the Company sold corporate and municipal bonds during 2017, including a $24.1 million local municipal revenue bond of which it was the sole holder. The 2017 purchases in our held to maturity investment portfolio included mortgage-backed securities and investment-grade rated municipal bonds.

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

At December 31, 2017, there were 255 individual securities in an unrealized loss position, including 194 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities in addition to the remaining 61 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At December 31, 2017, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At December 31, 2017 and December 31, 2016, we held $24.4 million and $22.6 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 20 below. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

The following table shows the maturities of investment securities at December 31, 2017, and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Table 20

	At December 31, 2017
			After One Year		After Five Years
	Within		but Within		but Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

	(Dollars in thousands)
Securities available for sale:
State and municipal	$1,009	1.31%	$4,506	2.02%	$25,782	2.25%	$51,189	3.93%
Mortgage-backed - agency / residential	-	0.00%	-	0.00%	5,843	3.10%	125,337	2.32%
Corporate	5,049	2.67%	14,450	2.84%	79,772	3.99%	4,241	4.77%
Collateralized loan obligations	-	0.00%	-	0.00%	7,519	3.46%	5,280	3.03%
Total securities available for sale	$6,058	2.44%	$18,956	2.65%	$118,916	3.54%	$186,047	2.84%

Securities held to maturity:
State and municipal	$1,354	3.16%	$15,699	2.19%	$74,232	1.97%	$45,614	2.53%
Mortgage-backed - agency / residential	-	0.00%	32,375	2.32%	44,483	2.38%	28,840	2.52%
Asset-backed	-	0.00%	-	0.00%	1,705	2.05%	14,414	2.05%
Other	150	2.33%	-	0.00%	1,050	2.19%	-	0.00%
Total securities held to maturity	$1,504	3.08%	$48,074	2.28%	$121,470	2.12%	$88,868	2.45%
______________________
(1) Yield is computed on a fully-tax equivalent basis for municipal bonds based on a marginal tax rate of 38.01%

Deposits

Total deposits were $2.9 billion at December 31, 2017, compared to $2.7 billion at December 31, 2016.

At December 31, 2017 and December 31, 2016, noninterest-bearing deposits constituted 31.9% and 34.0%, respectively, of total deposits. Noninterest-bearing deposits help reduce overall deposit funding costs, but due to the low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment. Interest-bearing, non-maturing deposits, including NOW, money market and savings accounts, increased by $126.5 million to $1.5 billion at December 31, 2017, as compared to $1.4 billion at December 31, 2016. Time deposits as a percentage of total deposits were 15.6% at December 31, 2017 compared to 13.6% at December 31, 2016. The overall cost of time deposits increased from 0.90% in 2016 to 0.96% in 2017, mostly due to higher rates on time deposits offered to our local customer base and the purchase of $35.0 million in brokered certificates of deposit at a weighted average rate of 1.26% during 2017.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

Table 21

	At December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest-bearing:
Noninterest-bearing demand	$900,657	0.00%	$711,678	0.00%	$642,015	0.00%
Interest-bearing:
Interest-bearing demand and NOW	816,017	0.18%	514,877	0.14%	377,036	0.10%
Money market	502,064	0.34%	438,100	0.27%	376,061	0.24%
Savings	183,147	0.11%	155,236	0.11%	143,222	0.11%
Time	414,838	0.96%	310,961	0.90%	222,990	0.79%
Total interest-bearing deposits	1,916,066	0.38%	1,419,174	0.34%	1,119,309	0.29%
Total deposits	$2,816,723	0.26%	$2,130,852	0.23%	$1,761,324	0.18%

Additionally, the following table shows the maturities of time certificates of deposit and other time deposits of $100,000 or more at the dates indicated:

Table 22

	At December 31,
	2017	2016

	(In thousands)
Due in three months or less	$66,103	$37,444
Due in three months through six months	71,914	46,267
Due in over six months through twelve months	103,652	79,612
Due in over twelve months	89,515	95,859
Total	$331,184	$259,182

The following table presents the mix of our deposits by type based on average balances for each of the periods indicated:

Table 23

	At December 31,
	2017		2016		2015
	Average Balance	% of Total	Average Balance	% of Total	Average Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing demand	$900,657	31.98%	$711,678	33.40%	$642,015	36.45%
Interest-bearing demand
and NOW	816,017	28.97%	514,877	24.16%	377,036	21.41%
Money market	502,064	17.82%	438,100	20.56%	376,061	21.35%
Savings	183,147	6.50%	155,236	7.29%	143,222	8.13%
Time	414,838	14.73%	310,961	14.59%	222,990	12.66%
Total deposits	$2,816,723	100.00%	$2,130,852	100.00%	$1,761,324	100.00%

Overall, average time deposits increased by $103.9 million, or 33.4%, to $414.8 million in 2017 compared to $311.0 million in 2016. At December 31, 2017, time deposits increased by $93.1 million to $458.9 million compared to $365.8 million at December 31, 2016,  as a result of new time deposits offered to our local customers and $33.0 million in time deposits acquired in the Castle Rock transaction.

At December 31, 2017, time deposits included approximately $95.3 million of brokered deposits. These brokered deposits have maturity dates ranging from the first quarter 2018 through the first quarter 2020. At December 31, 2016, time deposits included approximately $94.3 million in brokered deposits, with maturities ranging from the second quarter 2017 to the first quarter 2020. Brokered time deposits comprised 3.2% of total deposits at December 31, 2017 compared to 4.1% at December 31, 2016.

During 2017, our average noninterest-bearing deposits increased $189.0 million, or 26.6% to $900.7 million, from $711.7 million in 2016. Our noninterest-bearing deposits grew during 2017 as a result of building existing and new customer relationships in addition to the $34.4 million in noninterest-bearing demand accounts acquired in the Castle Rock transaction.

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

Under the terms of each indenture, we have the ability to defer interest on the debentures for a period of up to 60 months as long as we are in compliance with all covenants of the agreement. At December 31, 2017, the interest payments with respect to our two subordinated debentures were current.

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

Although the subordinated debt is not included as a component of stockholders’ equity on the consolidated balance sheets, it is treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the Company is allowed to include in Tier 1 capital an amount of subordinated debt equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2017, $25.0 million of subordinated debt qualified as Tier 1 capital and $40.0 million of subordinated debt qualified as Tier 2 capital.

Other Borrowings

At December 31, 2017, our outstanding borrowings were $227.4 million as compared to $197.2 million at December 31, 2016.

The borrowings at December 31, 2017 consisted of $157.4 million in FHLB line of credit advances and $70.0 million in term notes with the FHLB at the Bank level.

The FHLB term borrowings at December 31, 2017 consisted of one fixed-rate term note and two variable-rate term notes. The fixed-rate term note is a $20.0 million note that matured on January 23, 2018 with an interest rate of 2.52% and was convertible on a quarterly basis by the FHLB to a variable rate note. If the note was converted by the FHLB, we had the option to prepay the note without penalty. The FHLB did not convert the note to a variable rate during 2017. The two variable-rate term notes of $25.0 million each bore interest rates of 1.48% and 1.45% at December 31, 2017. These notes mature on March 7, 2018 and August 3, 2018 and will be renewed annually for the next three to four years under our five year forward starting balance sheet swaps initiated in March 2014 and June 2013.

The total FHLB commitment, including balances outstanding, at December 31, 2017 and December 31, 2016 was $706.3 million and $597.2 million, respectively. The Bank had additional borrowing capacity of $477.5 million at December 31, 2017, which can be utilized with term advances, line of credit advances or a combination of both.

In April 2017, we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 17, 2018. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of December 31, 2017 no amounts had been borrowed on this line of credit.

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

The Bank made the one-time accumulated other comprehensive income (loss) (“AOCI”) opt-out election on its March 31, 2015 Call Report, which allowed community banks under $250 billion, in total assets, who made the one-time opt-out election, to remove the impact of certain unrealized gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

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

The following table provides the capital ratios of the Company and Bank as of the dates indicated, along with the applicable regulatory capital requirements:

Table 24

	Ratio at December 31, 2017	Ratio at December 31, 2016	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.57%	10.46%	7.00%	N/A
Guaranty Bank and Trust Company	12.29%	12.43%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.36%	11.34%	8.50%	N/A
Guaranty Bank and Trust Company	12.29%	12.43%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.36%	13.58%	10.50%	N/A
Guaranty Bank and Trust Company	13.03%	13.26%	10.50%	10.00%

Leverage Ratio
Consolidated	10.21%	9.81%	4.00%	N/A
Guaranty Bank and Trust Company	11.05%	10.76%	4.00%	5.00%

At December 31, 2017, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated total risk-based capital ratio decreased compared to December 31, 2016, primarily due to an increase in risk-based assets during the year ended December 31, 2017. At December 31, 2017, most of our bank-level capital ratios had declined compared to December 31, 2016, primarily due to the $18.7 million dividend paid to the Company in the second quarter 2017 to fund stockholder dividends and debt servicing during 2017.

Liquidity

The Bank relies on deposits as its principal source of funds, and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At December 31, 2017, the Company had $367.6 million in unencumbered securities, $51.6 million in cash and cash equivalents and $25.2 million of excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks are employed to meet current and presently anticipated funding needs. At December 31, 2017, the Bank had approximately $477.5 million of availability on its FHLB line, $50.8 million of availability on its unsecured federal funds lines with correspondent banks and $1.7 million of availability with the Federal Reserve discount window.

At December 31, 2017, the Bank had $120.3 million of brokered deposits, of which $25.0 million were money market accounts, $24.2 million will mature in the first quarter 2018, $20.4 million will mature in the second quarter 2018, $5.3 million will mature in the third quarter 2018, $12.2 million will mature in the fourth quarter 2018, $28.2 million will mature during 2019, and $5.0 million will mature during 2020. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of December 31, 2017, the holding company had approximately $11.8 million of cash on hand. Based on current cash flow projections for the holding company, we estimate that cash balances maintained by the holding company are sufficient to meet the operating needs of the holding company through 2020.  In April 2017, we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 17, 2018. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of December 31, 2017 no amounts had been borrowed on this line of credit.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when and if declared by the Board of Directors. Beginning in May 2013, we paid cash dividends of 2.5 cents per share to stockholders on a quarterly basis through November 2013. In February 2014, we increased the quarterly cash dividend to 5 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2014. In February 2015, we increased the quarterly cash dividend to 10 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2015. In February 2016, we increased the quarterly cash dividend to 11.5 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2016. In February 2017, we increased the quarterly cash dividend to 12.5 cents per share and paid quarterly cash dividends through the fourth quarter 2017.

On February 12, 2018 the Company’s Board of Directors declared a quarterly cash dividend of 16.25 cents per share, payable on March 2, 2018 to stockholders of record on February 23, 2018.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At December 31, 2017, interest payments on our two trust preferred financings were current.

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

The following table sets forth our significant contractual obligations and off-balance sheet commitments at December 31, 2017:

Table 25

	Payments Due by Period
	Totals	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

	(In thousands)
Contractual Obligations
Subordinated debentures	$65,774	$-	$-	$-	$65,774
Federal home loan bank obligations	227,444	227,444	-	-	-
Operating lease obligations	11,501	1,692	3,422	2,980	3,407
Total contractual obligations	$304,719	$229,136	$3,422	$2,980	$69,181

Off Balance Sheet Commitments
Commitments to extend credit:
Variable	$508,186	$210,224	$144,220	$42,136	$111,606
Fixed	116,026	27,408	24,036	19,461	45,121
Total commitments to extend credit	624,212	237,632	168,256	61,597	156,727

Standby letters of credit	12,398	12,250	148	-	-
Total off balance sheet commitments	$636,610	$249,882	$168,404	$61,597	$156,727

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

Credit Risk-Related Contingent Features

The Company enters into interest rate swap contracts with certain commercial banking customers to facilitate the customers’ respective risk management strategies and for the purpose of securing long-term borrowing rates. Customer interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Thus, these existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

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

As of December 31, 2017, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was $1.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted $3.8 million in collateral as of December 31, 2017 in relation to these thresholds. If the Company had breached any of these provisions at December 31, 2017, it would have been required to settle its obligations under the agreements at the termination value.

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

The following table shows the projected net interest income increase or decrease over the next 12 months as of December 31, 2017 and December 31, 2016:

Table 26

Market Risk:

	Annualized Net Interest Income
	December 31, 2017	December 31, 2016
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$2,636	$3,168
200	1,901	1,827
100	817	908
Static	-	-
(100)	(7,412)	(4,152)
(200)	(9,198)	(4,149)
(300)	N/M	N/M
N/M = not meaningful

At December 31, 2017 and December 31, 2016, we were positioned to have a favorable interest income impact in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on our balance sheet, partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. We anticipate that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude. In our market risk table above, we model that interest rates on our NOW and savings accounts will increase 11 percent of any increase in market interest rates. For interest-bearing demand and money market accounts, we model that interest rates would increase 65 percent of any increase in market interest rates. In the past two years, the Federal Reserve has increased short-term interest rates five times. If short-term interest rates increase further, our interest rates on deposits may increase more significantly than we have experienced over the past two years. Additionally, if short-term interest rates increase, our interest rates on loans may not increase as significantly as we have experienced over the past two years. Because our rates on deposits and loans may change at a higher or lower level than changes in benchmark rates, these variances could negatively affect our asset-liability modeling. Our model also reflects an immediate increase in the rate on our FHLB line of credit advances. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a reduction in the economic value of equity in a rising rate environment as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At December 31, 2017, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At December 31, 2017, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. We believe that this scenario is currently very unlikely. The target federal funds rate is currently set by the Federal Open Market Committee of the Federal Reserve Board at a rate of between 125 and 150 basis points and the prime rate has historically been set at a rate of 300 basis points over the target federal funds rate. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would only result in a 125 to 150 basis point decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

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

As of December 31, 2017, Guaranty Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

As permitted, the Company has excluded the operations of Castle Rock Bank Holding Company acquired during 2017, which is described in Note 3 of the consolidated financial statements, from the scope of this report. The assets acquired in this acquisition are excluded from management's assessment on internal control over financial reporting comprised approximately 4% of total consolidated assets as of December 31, 2017.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016, included in the Annual Report on Form 10-K filed February 28, 2018, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Guaranty Bancorp

Denver, Colorado

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Guaranty Bancorp and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As permitted, the Company has excluded the operations of Castle Rock Bank Holding Company acquired during 2017, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company’s auditors since 2007.

Oak Brook, Illinois

February 28, 2018

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$51,553	$50,111

Time deposits with banks	254	254

Securities available for sale, at fair value	329,977	324,228
Securities held to maturity (fair value of $257,665 and $239,404
at December 31, 2017 and December 31, 2016)	259,916	243,979
Bank stocks, at cost	24,419	22,649
Total investments	614,312	590,856

Loans held for sale	1,725	4,129

Loans, held for investment, net of deferred fees and costs	2,805,663	2,515,009
Less allowance for loan losses	(23,250)	(23,250)
Net loans, held for investment	2,782,413	2,491,759

Premises and equipment, net	65,874	67,390
Other real estate owned and foreclosed assets	761	569
Goodwill	65,106	56,404
Other intangible assets, net	14,441	15,317
Bank-owned life insurance	78,573	65,538
Other assets	23,878	24,100
Total assets	$3,698,890	$3,366,427

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$939,550	$916,632
Interest-bearing demand and NOW	813,882	767,523
Money market	527,621	484,664
Savings	201,687	164,478
Time	458,887	365,787
Total deposits	2,941,627	2,699,084

Securities sold under agreement to repurchase	44,746	36,948
Federal Home Loan Bank line of credit borrowing	157,444	124,691
Federal Home Loan Bank term notes	70,000	72,477
Subordinated debentures, net	65,065	64,981
Interest payable and other liabilities	15,109	15,868
Total liabilities	3,293,991	3,014,049

Stockholders’ equity:
Common stock (1)	32	31
Additional paid-in capital - common stock	859,509	832,067
Accumulated deficit	(343,383)	(367,944)
Accumulated other comprehensive loss	(4,694)	(6,726)
Treasury stock, at cost, 2,421,208 and 2,361,882 shares, respectively	(106,565)	(105,050)
Total stockholders’ equity	404,899	352,378
Total liabilities and stockholders’ equity	$3,698,890	$3,366,427
____________________

(1)

Common stock—$0.001 par value; 40,000,000 shares authorized; 31,643,472 shares issued and 29,222,264 shares outstanding at December 31, 2017 (including 434,149 shares of unvested restricted stock); 40,000,000 shares authorized; 30,695,886 shares issued and 28,334,004 shares outstanding at December 31, 2016 (including 513,187 shares of unvested restricted stock).

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$118,674	$87,249	$70,188
Investment securities:
Taxable	9,264	7,625	8,325
Tax-exempt	4,933	3,683	2,852
Dividends	1,290	1,063	959
Federal funds sold and other	141	233	6
Total interest income	134,302	99,853	82,330
Interest expense:
Deposits	7,344	4,859	3,207
Securities sold under agreement to repurchase	71	52	45
Borrowings	2,648	2,549	1,285
Subordinated debentures	3,440	2,005	814
Total interest expense	13,503	9,465	5,351
Net interest income	120,799	90,388	76,979
Provision for loan losses	992	143	96
Net interest income, after provision for loan losses	119,807	90,245	76,883
Noninterest income:
Deposit service and other fees	13,951	10,447	8,941
Investment management and trust	6,005	5,452	5,189
Increase in cash surrender value of life insurance	2,559	2,005	1,758
Gain (loss) on sale of securities	(6)	(73)	132
Gain on sale of SBA loans	1,256	873	824
Other	1,679	553	336
Total noninterest income	25,444	19,257	17,180
Noninterest expense:
Salaries and employee benefits	46,762	40,946	33,564
Occupancy expense	6,664	5,887	6,312
Furniture and equipment	3,898	3,070	3,007
Amortization of intangible assets	2,745	1,557	1,981
Other real estate owned, net	174	31	80
Insurance and assessments	2,666	2,314	2,398
Professional fees	4,129	3,639	3,220
Impairment of long-lived assets	394	185	122
Other general and administrative	19,363	15,158	9,655
Total noninterest expense	86,795	72,787	60,339
Income before income taxes	58,456	36,715	33,724
Income tax expense	19,832	11,988	11,270
Net income	$38,624	$24,727	$22,454

Earnings per common share–basic:	$1.38	$1.06	$1.07
Earnings per common share–diluted:	1.36	1.05	1.06
Dividends declared per common share:	0.50	0.46	0.40

Weighted average common shares outstanding-basic:	28,056,588	23,267,108	21,065,590
Weighted average common shares outstanding-diluted:	28,343,687	23,559,947	21,272,336

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015

	(In thousands)

Net income	$38,624	$24,727	$22,454
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	1,868	(4,304)	(1,971)
Income tax effect	(710)	1,636	750
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	486	504	427
Income tax effect	(185)	(192)	(162)
Reclassification adjustment for net losses (gains) included
in net income during the period	6	73	(132)
Income tax effect	(2)	(28)	50
Change in fair value of derivatives during the period	136	(296)	(1,250)
Income tax effect	(52)	113	475
Reclassification adjustment of losses on derivatives
during the period	783	925	218
Income tax effect	(298)	(352)	(83)
Other comprehensive income (loss)	2,032	(1,921)	(1,678)
Total comprehensive income	$40,656	$22,806	$20,776

See “Notes to Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2015	21,628,873	$709,365	$(103,127)	$(396,172)	$(3,127)	$206,939
Net income	-	-	-	22,454	-	22,454
Other comprehensive loss	-	-	-	-	(1,678)	(1,678)
Stock compensation awards, net of forfeitures	115,690	-	-	-	-	-
Stock based compensation, net	-	2,739	-	-	-	2,739
Tax effect of restricted stock vestings	-	230	-	-	-	230
Repurchase of common stock	(39,711)	-	(616)	-	-	(616)
Dividends paid ($0.40 paid per share)	-	-	-	(8,429)	-	(8,429)
Balance, December 31, 2015	21,704,852	712,334	(103,743)	(382,147)	(4,805)	221,639

Net income	-	-	-	24,727	-	24,727
Other comprehensive loss	-	-	-	-	(1,921)	(1,921)
Issuance of common stock for acquisition of Home
State Bancorp net of issuance costs	6,533,756	116,643	-	-	-	116,643
Stock compensation awards, net of forfeitures	169,534	-	-	-	-	-
Stock based compensation, net	-	3,121	-	-	-	3,121
Repurchase of common stock	(74,138)	-	(1,307)	-	-	(1,307)
Dividends paid ($0.46 paid per share)	-	-	-	(10,524)	-	(10,524)
Balance, December 31, 2016	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378

Net income	-	-	-	38,624	-	38,624
Other comprehensive income	-	-	-	-	2,032	2,032
Issuance of common stock for acquisition of Castle
Rock Bank Holding Company	840,629	24,420				24,420
Stock compensation awards, net of forfeitures	106,957	-	-	-	-	-
Stock based compensation, net	-	3,023	-	-	-	3,023
Repurchase of common stock	(59,326)	-	(1,515)	-	-	(1,515)
Dividends paid ($0.50 paid per share)	-	-	-	(14,063)	-	(14,063)
Balance, December 31, 2017	29,222,264	$859,541	$(106,565)	$(343,383)	$(4,694)	$404,899

See “Notes to Consolidated Financial Statements.”

GUARANTY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$38,624	$24,727	$22,454
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	5,716	4,270	4,728
Net amortization (accretion) on investment and loan portfolios	(953)	872	530
Provision for loan losses	992	143	96
Impairment of long-lived assets	394	185	122
Stock compensation, net	3,023	3,121	2,739
Dividends on bank stocks	(434)	(521)	(504)
Increase in cash surrender value of life insurance	(2,164)	(1,629)	(1,453)
Net gain on sale of securities and SBA loans	(1,250)	(800)	(956)
Landlord cash allowance	-	-	934
Loss (gain) on the sale of other assets	(271)	345	18
Origination of SBA loans with intent to sell	(8,455)	(12,990)	(6,538)
Proceeds from the sale of SBA loans originated with intent to sell	13,795	10,587	8,038
Loss, net, and valuation adjustments on real estate owned	160	105	42
Net change in:
Interest receivable and other assets	1,035	(282)	(969)
Net deferred income tax assets	1,723	(360)	4,105
Interest payable and other liabilities	(91)	977	47
Net cash from operating activities	51,844	28,750	33,433
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	125,234	411,461	61,276
Purchases	(91,934)	(152,650)	(22,561)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	25,443	29,599	19,047
Purchases	(43,052)	(60,639)	(35,320)
Loan originations, net of principal collections	(122,461)	(142,268)	(224,202)
Loan purchases	(98,940)	(109,519)	(50,111)
Redemption of time deposits with banks	-	250	-
Purchase of bank-owned life insurance contracts	(7,500)	(15,000)	(5,000)
Proceeds from sale of other assets	1,463	2,204	1,293
Proceeds from sales of other real estate owned and foreclosed assets	514	45	1,427
Proceeds from sale of SBA and other loans transferred to held for sale	3,939	229	589
Additions to premises and equipment	(1,549)	(1,464)	(5,136)
Cash paid in acquisition, net of cash received	21,717	(23,915)	(1,457)
Net cash from investing activities	(187,126)	(61,667)	(260,155)
Cash flows from financing activities:
Net change in deposits	114,160	127,561	116,521
Repayment of Federal Home Loan Bank term notes	(2,409)	(50,026)	-
Net change in borrowings on Federal Home Loan Bank line of credit	32,753	(63,208)	45,547
Proceeds from Federal Home Loan Bank term notes	-	25,000	75,000
Proceeds from issuance of subordinated debt, net of issuance costs	-	39,170	-
Cash dividends on common stock	(14,063)	(10,524)	(8,429)
Net change in repurchase agreements and federal funds purchased	7,798	(9,515)	(7,031)
Repurchase of common stock	(1,515)	(1,307)	(616)
Payment of stock issuance costs related to acquisition	-	(834)	-
Net cash from financing activities	136,724	56,317	220,992
Net change in cash and cash equivalents	1,442	23,400	(5,730)
Cash and cash equivalents, beginning of period	50,111	26,711	32,441
Cash and cash equivalents, end of period	$51,553	$50,111	$26,711

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowed funds	$13,731	$8,312	$5,484
Income taxes paid	15,983	12,653	7,262
Supplemental disclosure of noncash activities:
Common stock issued in acquisition	24,420	117,477	-
Loans transferred to other real estate owned and foreclosed assets	113	-	-
Real estate transferred to held for sale	4,278	-	-
Reclassification of available for sale securities into held to maturity	-	63,432	49,084
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

(2)Summary of Significant Accounting Policies

(a)Nature of Operations and Principles of Consolidation

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including accepting time and demand deposits and originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiary Private Capital Management, LLC (“PCM”), provides wealth management services, including private banking, investment management and trust services. On April 3, 2017, Cherry Hills Investment Advisors, Inc. (“CHIA”), a previously wholly owned subsidiary of the Bank, was consolidated into PCM. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land and consumer assets. There are no significant concentrations of loans to any one industry or customer. On September 8, 2016, the Company completed the acquisition of Home State Bancorp (“Home State”), based in Loveland, Colorado, in exchange for a combination of Company stock and cash. The transaction enhanced the Company’s balance sheet liquidity and supports the Company’s objective of serving the banking needs of northern Colorado business and consumer customers. On October 27, 2017, the Company completed the acquisition of Castle Rock Bank Holding Company (“Castle Rock”), based in Castle Rock, Colorado in exchange for Company stock. Similar to the Home State acquisition, the Castle Rock acquisition enhanced the Company’s liquidity and grew market share in Douglas County, Colorado.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or more likely than not will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as an impairment to earnings.

The investments in bank stocks are reviewed by management quarterly for potential OTTI. This quarterly review considers the credit quality of the institution, the institution’s ability to repurchase shares and the Company’s carrying value in the shares relative to book value. Based on these reviews, management concluded that there was no impairment during 2017, 2016 and 2015.

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

Loans acquired in a business combination, that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable, were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. In the October 27, 2017 Castle Rock transaction, the Company designated $1,283,000 of loans as PCI. As of December 31, 2017, $1,622,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition for one or both of the following reasons: (1) management considered the collection of all contractually required payments probable, and (2) the loan demonstrated no evidence of credit deterioration since origination.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(n)Goodwill and Other Intangible Assets

Goodwill was recorded in both the Home State and Castle Rock transactions and represents the excess of the purchase price over the fair value of acquired tangible assets and identifiable intangible assets less liabilities. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

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

Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell, classified as held for sale and moved into other assets. At the time of the transfer into held for sale depreciation is suspended. During 2017, the Company recognized $394,000 in impairment charges on three properties acquired in the Home State transaction and designated as held for sale during the year. During 2016, the Company recognized an impairment charge of $185,000 on a long-lived asset. During 2015 the Company recognized $122,000 in impairment charges on the sale of a former branch facility.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(q)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. At the Company’s annual meeting of stockholders on May 5, 2015, the Company’s stockholders approved the Guaranty Bancorp 2015 Long-Term Incentive Plan (the “2015 Plan”), which had been previously approved by the Company’s Board of Directors. The 2015 Plan provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights, and other equity-based awards representing up to a total of 935,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan. As of December 31, 2017 there were 619,819 shares remaining available for grant under the 2015 Plan.

As of December 31, 2017, the Company had granted stock awards under both the Incentive Plan and the 2015 plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period), and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 15, 2020. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

(r)Stock Repurchase Plan

On February 12, 2018, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. Due to previous extensions the program was scheduled to expire on April 2, 2018, however, this most recent extension extends

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the expiration date of the repurchase program through April 2, 2019. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program.

(s)Bank-Owned Life Insurance

The Bank has life insurance policies on certain key executives and former key executives. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date,  which is the cash surrender value adjusted for other charges or other amounts likely due at settlement.

(t)Income Taxes

Income tax expense is the total of the current year’s income tax payable or refundable and the increase or decrease in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. During 2017 the President of the United States signed the 2017 Tax Cuts and Jobs Act (“the Tax Act”) which reduced the statutory Federal corporate income tax rate from 35% to 21% beginning in 2018. As a result, the Company’s existing deferred tax assets and liabilities expecting to be reversed beginning in 2018 had to be re-measured in 2017 using the updated statutory rates applicable in 2018. The re-measurement of the Company’s net deferred tax asset resulted in a $976,000 re-measurement charge being recognized in income tax expense in 2017.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of, or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At December 31, 2017 and December 31, 2016, the Company had a net deferred tax asset of $1,802,000 and $4,846,000, respectively, which includes the deferred tax asset associated with the net unrealized loss on securities and interest rate swaps. The portion of the total deferred tax asset relating to net unrealized losses on securities and interest rate swaps was $1,867,000 as of December 31, 2017 and $4,124,000 as of December 31, 2016. After analyzing the composition of and changes in the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of December 31, 2017, it was more likely than not that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of December 31, 2017 or December 31, 2016.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2014 and is no longer subject to examination by the State of Colorado for years before 2013. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2017 and December 31, 2016, the Company did not have any amounts accrued for interest or penalties.

(u)Segments of an Enterprise and Related Information

The Company operates as a single segment. The operating information used by the Company’s executive officers and its Chief Executive Officer for purposes of assessing performance and making operating decisions impacting the Company is the consolidated financial data presented in this report. For the years ended 2017, 2016, and 2015 the Company had one active operating subsidiary, the Bank. The Company has determined that banking is its one reportable business segment.

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

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Year Ended December 31,
	2017	2016	2015

Average common shares outstanding	28,056,588	23,267,108	21,065,590
Effect of dilutive unvested stock grants (1)	287,099	292,839	206,746
Average shares outstanding for calculated
diluted earnings per common share	28,343,687	23,559,947	21,272,336
_____________

(1) Unvested stock grants representing 434,149 shares at December 31, 2017 had a dilutive impact of 287,099 shares in the diluted earnings per share calculation. Unvested stock grants representing 513,187 shares at December 31, 2016 had a dilutive impact of 292,839 shares in the diluted earnings per share calculation. Unvested stock grants representing 590,755 shares at December 31, 2015 had a dilutive impact of 206,746 shares in the diluted earnings per share calculation.

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

On February 12, 2018, the Company’s Board of Directors declared a quarterly cash dividend of 16.25 cents per share, payable on March 2, 2018 to stockholders of record on February 23, 2018.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(z)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In March 2016, the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies are recognized in income tax expense in the reporting period in which the awards vest. Previously, excess tax benefits or deficiencies impacted stockholders’ equity directly to the extent there was an existing cumulative excess tax benefit. The update also provided that entities may continue to estimate forfeitures in accounting for stock-based compensation or recognize them as they occur; the Company has elected to continue to estimate forfeitures. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016, however early adoption was permitted beginning in 2016. The Company adopted the provisions of the update in the fourth quarter 2016 with the most significant impact being $528,000 of excess tax benefit in restricted stock vestings directly reducing 2016 income tax expense. In 2017, excess tax benefits related to restricted stock vestings reduced income tax expense by $764,000.

Recently Issued but not yet Effective Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers, codified at ASC 606. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. For public business entities, the amendments of this update are effective beginning with interim and annual reporting periods beginning after December 15, 2017. Interest income earned on financial instruments is outside of the scope of the update, and as a result the impact of the update is limited to certain components of noninterest income. The Company adopted ASC 606, utilizing the modified retrospective transition method on January 1, 2018. Because the Company’s noninterest income is primarily generated by customer transactions or attributable to the passage of time (wealth management fees), ASC 606 will not have a material impact on the timing of revenue recognized in our income statement and there will be no cumulative transition adjustment to retained earnings in 2018 for revenue relating to uncompleted customer contracts as of December 31, 2017. Management has concluded that the requirements of this update will not have a material impact on the Company’s financial position, results of operations or cash flows and has concluded that the most significant impact will be the disaggregated disclosure of certain components of noninterest income.

In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The disclosure of the fair value of the loan portfolio will be impacted as the fair value will be calculated using an exit price. Management has selected a consultant to assist with the exit pricing valuation of loans as of March 31, 2018. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at December 31, 2017, we anticipate total assets and total liabilities will increase between $9,000,000 and $11,000,000 as the result of additional leases being recognized on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee that is assessing our data and system needs and has begun working with an external vendor regarding the development of a CECL-compliant model and the gathering of the requisite data. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude or direction of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

beginning after December 15, 2019. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, feedback received by FASB indicated that analyzing transactions can be inefficient and costly and that the current definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2017, the FASB issued accounting standards update 2017-12, Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. Adoption of the standard also provides a one-time opportunity to transfer held to maturity securities to available for sale. The update is effective for public business entities for fiscal years beginning after December 15, 2018. The update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The provisions of the standard impacting the accounting for hedges designated as fair value hedges will not have a material impact on the Company’s financial position, results of operations or cash flows, as the Company does not have any fair value hedges. The Company is currently evaluating whether the opportunity to transfer held to maturity securities to the available for sale designation would be beneficial.

In February 2018, the FASB issued accounting standards updated 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of the update allow an optional reclassification for stranded tax effects included in accumulated other comprehensive income, resulting from the reduction in the U.S. Statutory Corporate Income Tax Rate as provided for in the Tax Act. As a result of the December 22, 2017 signing of the Tax Act, the Company recognized a $976,000 re-measurement of its net deferred tax assets, including a re-measurement of $1,011,000 in a net deferred tax asset related to unrealized losses on available for sale securities, cash flow hedges and held to maturity securities previously transferred from available for sale. Because the tax effect of variations in unrealized losses of available for sale securities, cash flow hedges and transferred held to maturity securities impact accumulated other comprehensive income the Company had a stranded tax effect of $1,011,000 included in its December 31, 2017 accumulated other comprehensive income. The provisions of the update are effective for all entities beginning with fiscal years commencing after December 15, 2018, with early adoption allowed in any interim period or for financial statements not yet issued as of the date the FASB issued the accounting standards update. The Company is currently evaluating the potential adoption of the update.

(aa)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s total assets, stockholder's equity, net income or net change in cash and cash equivalents.

(3)Business Combinations

On July 18, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Castle Rock Merger Agreement”) with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado whereby Castle Rock would merge into the Company. The transaction closed on October 27, 2017 with an aggregate transaction value of $24,421,000. The Castle Rock Merger Agreement provided that, subject to certain conditions, Castle Rock shareholders would receive 840,629 shares of Company voting common stock valued at $24,420,000 based on the Company’s closing stock price on October 27, 2017 of $29.05, in addition to approximately $1,000 in cash paid in lieu of the issuance of fractional shares of Company stock.

On March 16, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Home State Merger Agreement”) with Home State, parent company of Home State Bank, a Colorado state chartered bank headquartered in Loveland, Colorado whereby Home State would merge into the Company. The transaction closed on September 8, 2016 with an aggregate transaction value of $152,478,000. The Home State Merger Agreement provided that, subject to certain conditions, Home State shareholders would receive 6,533,756 shares of Company voting common stock valued at $117,477,000 based on the Company’s closing stock price on September 8, 2016 of $17.98, in addition to $35,001,000 in cash.

The Home State and Castle Rock transactions enhanced the Company’s balance sheet liquidity and supported the Company’s objective of serving the banking needs of business and consumer customers in Colorado’s Front Range markets.

Castle Rock’s and Home State’s results of operations subsequent to the respective merger dates have been included in the Company’s results of operations, however, it is impractical to provide separate information on Castle Rock’s or Home State’s revenues and income subsequent to acquisition due to changes in the consolidated balance sheet. Pre-tax merger expenses of $3,587,000 and $6,259,000 were included in the Company’s results of operations for the years ended December 31, 2017 and December 31, 2016, respectively. The pre-tax merger expenses incurred during 2017 were comprised exclusively of expenses recorded in other general and administrative expense, however, pre-tax merger expenses in 2016 consisted of $1,915,000 in salaries and employee benefits expense and $4,344,000 in other general and administrative expense. In addition to pre-tax merger costs recognized as expense, the Company incurred debt-issuance and stock-issuance costs of $830,000 and $834,000, respectively, during the year ended December 31, 2016. The Company did not incur debt-issuance or stock-issuance costs in association with the Castle Rock transaction. Debt-issuance costs are recorded as a reduction to subordinated debentures and stock-issuance costs are recorded as a reduction to additional paid in capital on the Company’s balance sheet.

Goodwill of $8,702,000 and $56,404,000, respectively, was recognized in the Castle Rock and Home State transactions. The recognized goodwill represents expected synergies and cost savings resulting from combining the operations of the acquired institutions with those of the Company. Due to the tax-free structure of both transactions, the recognized goodwill was not deductible for tax purposes in either acquisition. The fair values of assets acquired and liabilities assumed at acquisition are subject to measurement period adjustments, should information obtained in a subsequent period shed light on the valuations utilized as of the acquisition date. In the fourth quarter 2016, the receipt of final valuations from the Home State transaction resulted in the reduction in the fair value of acquired assets by $256,000, with the net impact of these changes offset by a $256,000 increase in goodwill. These adjustments included changes in the acquired fair value of investments, premises and equipment, other assets and liabilities, and the related impact to deferred income taxes. Impacts to income and expense recognized in the fourth quarter 2016 related to adjustments to the fair value of acquired assets and liabilities were not material.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the October 27, 2017 transaction with Castle Rock, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2017:

Assets acquired:
(In thousands)
Cash and cash equivalents	$21,717
Securities available for sale	39,670
Bank stocks	705
Net Loans	71,052
Premises and equipment, net	4,184
Other real estate owned	761
Goodwill	8,702
Other intangible assets, net	1,870
Bank owned life insurance	3,371
Other assets	1,048
Total assets acquired	153,080

Liabilities assumed:
Deposits	128,450
Other liabilities	209
Total liabilities assumed	128,659
Net Assets Acquired	$24,421

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the September 8, 2016 transaction with Home State, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2017:

Assets acquired:
(In thousands)
Cash and cash equivalents	$11,849
Time deposits with banks	504
Securities available for sale	396,450
Securities held to held maturity	850
Bank stocks	1,477
Net Loans	445,529
Premises and equipment, net	22,950
Other real estate owned	45
Goodwill	56,404
Other intangible assets, net	11,701
Other assets	8,118
Total assets acquired	955,877

Liabilities assumed:
Deposits	769,709
Securities sold under agreement to repurchase and federal funds purchased	19,985
Federal Home Loan Bank term notes	2,525
Federal Home Loan Bank line of credit borrowing	2,052
Other liabilities	9,128
Total liabilities assumed	803,399
Net Assets Acquired	$152,478

The fair value of net assets acquired includes fair value adjustments to certain loans that were considered impaired as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Acquired loans that evidence credit deterioration since origination, for which the acquirer does not expect to collect all contractual cash flows, are designated as PCI upon acquisition. The gross contractual amount of loans identified as PCI as of the acquisition date totaled $1,644,000 in the Castle Rock transaction and $2,834,000 in the Home State transaction. Contractual cash flows not expected to be collected as of acquisition date on these PCI loans totaled $320,000 in the Castle Rock transaction and $531,000 in the Home State transaction. Additionally, Castle Rock and Home State PCI loans had an interest rate fair value adjustment of $41,000 and $195,000,

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

respectively, bringing the net fair value of acquired PCI loans to $1,283,000 in the Castle Rock transaction and $2,108,000 in the Home State transaction. The cash flows on the Company’s PCI loans cannot be reliably estimated and as a result these loans have been designated as nonaccrual. Loans that were not designated PCI in the Castle Rock transaction had a fair value and contractual balance of $69,769,000 and $72,220,000 as of October 27, 2017. Loans that were not designated PCI in the Home State transaction had a fair value and contractual balance of $443,421,000 and $458,014,000 as of September 8, 2016. The credit component of the fair value adjustment on non-PCI loans as of acquisition totaled $1,494,000 and $8,358,000 in the Castle Rock and Home State transactions representing 2.1% and 1.8% of their respective contractual balances. No allowance for loan losses related to acquired loans was brought over as a result of either the Castle Rock or Home State transaction.

The composition of Castle Rock’s portfolio as of October 27, 2017 is detailed in the table below:

October 27,
2017
(In thousands)
Commercial and residential real estate	$51,531
Construction	6,337
Commercial	5,666
Agricultural	3,735
Consumer	3,783
Total gross loans	71,052

The composition of Home State’s portfolio as of September 8, 2016 is detailed in the table below:

September 8,
2016
(In thousands)
Commercial and residential real estate	$294,069
Construction	39,947
Commercial	45,996
Agricultural	7,906
Consumer	16,460
SBA	25,227
Other	15,924
Total gross loans	445,529

The following tables present unaudited pro-forma financial information as if the Castle Rock transaction occurred as of January 1, 2016. The unaudited pro-forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction and the related tax effects. The unaudited pro forma financial information has been adjusted to exclude nonrecurring expenses related to the Castle Rock transaction. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on January 1, 2016.

	Year Ended December 31,
	2017	2016
UNAUDITED	(Dollars in thousands, except per share data)

Net interest income	$125,203	$95,889
Noninterest income	25,952	19,918
Net income	42,178	26,710

Earnings per common share-basic:	$1.47	$1.11
Earnings per common share-diluted:	$1.45	$1.09

Unaudited pro forma net income for 2017 excludes $3,587,000 in merger-related expenses incurred by the Company and $139,000 in merger-related expenses incurred by Castle Rock during the year ended December 31, 2017. These expenses were excluded since they were nonrecurring in nature and directly attributable to the transaction. For the year ended December 31, 2016, no merger-related expense adjustments were made to pro

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

forma income. Adjustment of net interest income and noninterest income for nonrecurring income or expense directly related to the acquisition was not necessary for the years ending December 31, 2017 and December 31, 2016.

(4)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss)(“AOCI”) were as follows as of the dates presented:

	December 31, 2017
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$82,486	$530	$(1,224)	$83,180
Mortgage-backed - agency / residential	131,180	133	(3,069)	134,116
Corporate	103,512	546	(1,320)	104,286
Collateralized loan obligations	12,799	17	(51)	12,833
Total securities available for sale	$329,977	$1,226	$(5,664)	$334,415

	December 31, 2016
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$81,608	$91	$(2,542)	$84,059
Mortgage-backed - agency / residential	129,832	347	(3,117)	132,602
Mortgage-backed - private / residential	265	-	(6)	271
Corporate	86,246	288	(1,357)	87,315
Collateralized loan obligations	26,277	50	(66)	26,293
Total securities available for sale	$324,228	$776	$(7,088)	$330,540

During the fourth quarter 2016, the Company reclassified, at fair value, approximately $63,432,000 in available for sale municipal bonds, asset-backed securities and mortgage backed securities to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related unrealized pre-tax losses of approximately $828,000 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related accretion of discount on the transferred securities. No gains or losses were recognized at the time of reclassification. No transfers of securities occurred in 2017.

During the first quarter 2015, the Company reclassified, at fair value, approximately $49,084,000 in available for sale mortgage-backed, asset-backed and municipal securities to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related unrealized pre-tax losses of approximately $750,000 remained in accumulated other comprehensive income (loss) and will continue to be amortized over the remaining life of the securities. No gains or losses were recognized at the time of reclassification.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows as of the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
December 31, 2017:
State and municipal	$136,490	$1,121	$(1,530)	$136,899
Mortgage-backed - agency / residential	103,925	315	(2,088)	105,698
Asset-backed	16,050	7	(76)	16,119
Other	1,200	-	-	1,200
	$257,665	$1,443	$(3,694)	$259,916

December 31, 2016:
State and municipal	$118,734	$745	$(3,120)	$121,109
Mortgage-backed - agency / residential	100,565	507	(2,590)	102,648
Asset-backed	18,905	9	(126)	19,022
Other	1,200	-	-	1,200
	$239,404	$1,261	$(5,836)	$243,979

The proceeds from sales and calls of securities and the associated gains are listed below:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Proceeds	$80,027	$370,111	$27,985
Gross gains	334	2,486	217
Gross losses	(340)	(2,608)	(85)
Net tax (benefit) expense related to
gains (losses) on sale	(2)	(46)	50

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at December 31, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
December 31, 2017	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$6,058	$6,041
Due after one year through five years	18,956	18,949
Due after five years through ten years	105,554	107,156
Due after ten years	55,430	55,320
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	185,998	187,466
Mortgage-backed and collateralized
loan obligations	143,979	146,949
Total securities available for sale	$329,977	$334,415

	Held to Maturity
December 31, 2017	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$1,524	$1,504
Due after one year through five years	15,672	15,699
Due after five years through ten years	74,774	75,282
Due after ten years	45,720	45,614
Total HTM, excluding MBS and asset-backed	137,690	138,099
Mortgage-backed and asset-backed	119,975	121,817
Total securities held to maturity	$257,665	$259,916

Securities with carrying values of $219,621,000 and $237,036,000 were pledged at December 31, 2017 and December 31, 2016, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Fluctuations in the fair value of these securities, and/or the fluctuation in public deposits or customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to public deposits and repurchase agreement borrowings on a daily basis. At December 31, 2017, approximately $367,587,000 of securities were unpledged. At December 31, 2016, approximately $328,946,000 of securities were unpledged.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$8,710	$(82)	$36,894	$(1,142)	$45,604	$(1,224)
Mortgage-backed - agency /
residential	43,494	(315)	77,909	(2,754)	121,403	(3,069)
Corporate	38,267	(567)	23,731	(753)	61,998	(1,320)
Collateralized loan obligations	4,532	(13)	3,011	(38)	7,543	(51)

Held to maturity:
State and municipal	18,521	(167)	69,314	(2,057)	87,835	(2,224)
Mortgage-backed - agency /
residential	19,721	(162)	78,472	(2,685)	98,193	(2,847)
Asset-backed	-	-	16,051	(448)	16,051	(448)
Total temporarily impaired	$133,245	$(1,306)	$305,382	$(9,877)	$438,627	$(11,183)

The table above presents unrealized losses on held to maturity securities since the date of the securities purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an OTTI for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of December 31, 2017.

At December 31, 2017, there were 255 individual securities in an unrealized loss position, including 194 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities in addition to the remaining 61 securities in an unrealized loss position and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. Management determined that the increase in the number of securities in an unrealized loss position in excess of 12 months from 10 securities at December 31, 2016 to 194 securities at December 31, 2017 was primarily attributable to the increase in securities resulting from the Home State transaction in addition to the timing of interest rate fluctuations. The total number of securities in an unrealized loss position decreased from 271 individual securities at December 31, 2016 to 255 securities at December 31, 2017. At December 31, 2017, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At December 31, 2017 and December 31, 2016, the Company’s unrated municipal bonds comprised approximately 4.4% and 5.0%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

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

At December 31, 2016, there were 271 individual securities in an unrealized loss position, including 10 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management evaluated these securities in addition to the remaining 261 securities in an unrealized loss position and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and did not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2016, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

(5)Bank Stocks

The Bank is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka and is required to maintain an investment in the capital stock of each. The Federal Reserve, Federal Home Loan Bank and other bank stocks are restricted in that they can only be redeemed by the issuer at par value. The Company’s investments in these instruments at December 31, 2017 and December 31, 2016 were as follows:

	2017	2016

	(In thousands)
Federal Reserve Bank of Kansas City	$12,495	$12,104
Federal Home Loan Bank of Topeka	10,235	8,895
Other bank stocks securities	1,689	1,650
Totals	$24,419	$22,649

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)Loans

A summary of loans held for investment by loan type is included in the following table:

	December 31,	December 31,
	2017	2016

	(In thousands)
Commercial and residential real estate	$1,977,431	$1,768,424
Construction	99,965	88,451
Commercial	523,355	461,666
Agricultural	16,995	16,690
Consumer	143,066	125,264
SBA	44,121	52,380
Other	866	2,195
Total gross loans	2,805,799	2,515,070
Deferred (fees) and costs	(136)	(61)
Loans, held for investment, net	2,805,663	2,515,009
Less allowance for loan losses	(23,250)	(23,250)
Net loans, held for investment	$2,782,413	$2,491,759

During 2017, excluding the Castle Rock transaction, the Company purchased $98,940,000 in performing loans, included in our commercial and residential real estate, commercial and consumer loan portfolio segments. In comparison, during 2016, excluding the Home State transaction, the Company purchased $109,519,000 in performing loans included in our commercial and residential real estate and consumer loan portfolio segments.

Activity in the allowance for loan losses for the periods indicated is as follows:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Balance, beginning of period	$23,250	$23,000	$22,490
Provision for loan losses	992	143	96
Loans charged-off	(1,550)	(721)	(238)
Recoveries on loans previously
charged-off	558	828	652
Balance, end of period	$23,250	$23,250	$23,000

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both non-PCI and PCI loans. As of December 31, 2017, PCI loans acquired in the Castle Rock and Home State transactions are not considered material and as a result separate PCI disclosures are not included.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of December 31, 2017 and December 31, 2016. In addition, the table also provides a rollforward by portfolio segment of the allowance for loan losses for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2015	$19,607	$39	$2,844	$22,490
Charge-offs	(21)	(12)	(205)	(238)
Recoveries	284	29	339	652
Provision (credit)	436	15	(355)	96
Balance as of December 31, 2015	$20,306	$71	$2,623	$23,000

Balance as of January 1, 2016	$20,306	$71	$2,623	$23,000
Charge-offs	(217)	(51)	(453)	(721)
Recoveries	340	14	474	828
Provision (credit)	(347)	71	419	143
Balance as of December 31, 2016	$20,082	$105	$3,063	$23,250

Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(386)	(106)	(1,058)	(1,550)
Recoveries	132	91	335	558
Provision (credit)	(1,283)	220	2,055	992
Balance as of December 31, 2017	$18,545	$310	$4,395	$23,250

Balances at December 31, 2017:

Allowance for Loan Losses
Individually evaluated	$1	$-	$1,121	$1,122
Collectively evaluated	18,544	310	3,274	22,128
Total	$18,545	$310	$4,395	$23,250

Loans
Individually evaluated	$11,256	$1	$12,363	$23,620
Collectively evaluated	2,225,944	74,675	481,424	2,782,043
Total	$2,237,200	$74,676	$493,787	$2,805,663

Balances at December 31, 2016:

Allowance for Loan Losses
Individually evaluated	$29	$-	$193	$222
Collectively evaluated	20,053	105	2,870	23,028
Total	$20,082	$105	$3,063	$23,250

Loans
Individually evaluated	$22,728	$2	$7,645	$30,375
Collectively evaluated	2,024,524	55,182	404,928	2,484,634
Total	$2,047,252	$55,184	$412,573	$2,515,009

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

December 31, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,981	$10,705	$-	$16,166	$2,052
Construction	-	-	-	-	-
Commercial	1,006	1,553	-	886	195
Consumer	367	425	-	88	-
Other	2,233	2,838	-	1,066	62
Total	$13,587	$15,521	$-	$18,206	$2,309

Impaired loans with a related allowance:
Commercial and residential real estate	$46	$157	$1	$779	$-
Construction	-	-	-	-	-
Commercial	9,807	9,899	1,120	5,262	447
Consumer	180	214	1	329	18
Other	-	-	-	635	6
Total	$10,033	$10,270	$1,122	$7,005	$471

Total impaired loans:
Commercial and residential real estate	$10,027	$10,862	$1	$16,945	$2,052
Construction	-	-	-	-	-
Commercial	10,813	11,452	1,120	6,148	642
Consumer	547	639	1	417	18
Other	2,233	2,838	-	1,701	68
Total impaired loans	$23,620	$25,791	$1,122	$25,211	$2,780

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$20,477	$21,140	$-	$13,875	$1,911
Construction	-	-	-	592	-
Commercial	222	229	-	243	16
Consumer	18	19	-	117	2
Other	817	1,625	-	493	-
Total	$21,534	$23,013	$-	$15,320	$1,929

Impaired loans with a related allowance:
Commercial and residential real estate	$1,767	$1,890	$19	$8,590	$44
Construction	-	-	-	-	-
Commercial	6,371	6,423	155	2,937	309
Consumer	306	383	9	389	9
Other	397	444	39	348	-
Total	$8,841	$9,140	$222	$12,264	$362

Total impaired loans:
Commercial and residential real estate	$22,244	$23,030	$19	$22,465	$1,955
Construction	-	-	-	592	-
Commercial	6,593	6,652	155	3,180	325
Consumer	324	402	9	506	11
Other	1,214	2,069	39	841	-
Total impaired loans	$30,375	$32,153	$222	$27,584	$2,291

The following tables summarize by class loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$410	$-	$1,750	$2,160	$1,977,335
Construction	-	-	-	-	99,960
Commercial	1,663	-	2,079	3,742	523,330
Consumer	469	-	444	913	143,059
Other	327	-	1,281	1,608	61,979
Total	$2,869	$-	$5,554	$8,423	$2,805,663

December 31, 2016	30-89 Days Past Due	90 Days + Past Due and Still Accruing	Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$1,258	$-	$2,835	$4,093	$1,768,381
Construction	-	-	-	-	88,449
Commercial	37	-	1,094	1,131	461,655
Consumer	42	-	201	243	125,261
Other	-	-	1,117	1,117	71,263
Total	$1,337	$-	$5,247	$6,584	$2,515,009

If nonaccrual loans outstanding during 2017, 2016 and 2015 had been current in accordance with their original terms, $252,000,  $257,000 and $586,000 would have been recorded in incremental gross interest income during

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2017, 2016 and 2015, respectively. The income recognized on nonaccrual loans prior to impairment during 2017, 2016 and 2015 was $93,000,  $163,000 and $90,000 respectively. During 2016 and 2015, $332,000 and $118,000 of cash basis interest income was recognized on a nonaccrual loan that was moved to accruing status in the third quarter of 2016; no cash basis interest income was recognized on nonaccrual loans in 2017. With the exception of cash basis interest income, the $2,780,000 and $2,291,000 in interest income recognized on impaired loans during 2017 and 2016, respectively, is primarily comprised of interest income recognized on performing TDRs.

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

The following tables provide detail for the risk categories of loans by class of loans based on the most recent credit analysis performed as of the dates indicated:

December 31, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,964,934	$99,965	$513,563	$142,512	$57,256	$2,778,230
Substandard	12,497	-	9,792	554	4,726	27,569
Doubtful	-	-	-	-	-	-
Subtotal	1,977,431	99,965	523,355	143,066	61,982	2,805,799
Deferred fees and costs	(96)	(5)	(25)	(7)	(3)	(136)
Loans, held for investment, net	$1,977,335	$99,960	$523,330	$143,059	$61,979	$2,805,663

December 31, 2016	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,742,974	$88,451	$456,861	$124,932	$68,978	$2,482,196
Substandard	25,450	-	4,805	332	2,287	32,874
Doubtful	-	-	-	-	-	-
Subtotal	1,768,424	88,451	461,666	125,264	71,265	2,515,070
Deferred fees and costs	(43)	(2)	(11)	(3)	(2)	(61)
Loans, held for investment, net	$1,768,381	$88,449	$461,655	$125,261	$71,263	$2,515,009

The book balance of TDRs at December 31, 2017 and December 31, 2016 was $19,256,000 and $25,219,000, respectively. Management established approximately $53,000 and $74,000 in specific reserves with respect to these loans as of December 31, 2017 and December 31, 2016. At December 31, 2017, the Company had an additional $4,181,000 committed on loans classified as troubled debt restructurings. At December 31, 2016, the Company had an additional $2,238,000 committed on loans classified as troubled debt restructurings.

During the year ended December 31, 2017, the terms of 33 loans totaling $12,062,000 were modified in troubled debt restructurings. The modification of the terms of such loans included 19 restructurings of payment terms and 14 loan renewals with terms more favorable to the borrowers than would otherwise be available based on

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the borrower’s financial strength. As a result of these modifications, the Company did not recognize any additional charge-offs during 2017.

During the year ended December 31, 2016, the terms of 19 loans totaling $7,765,000 were modified in troubled debt restructurings. The modification of the terms of such loans included 10 restructurings of payment terms and nine loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower’s financial strength. As a result of these modifications, the Company did not recognize any additional charge-offs during 2016.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years indicated:

Year Ended December 31, 2017:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	12	$2,935	$2,935
Construction	-	-	-
Commercial	15	7,991	7,991
Consumer	1	51	51
Other	5	1,085	1,085
Total	33	$12,062	$12,062

Year Ended December 31, 2016:
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

		(In thousands)
Commercial and residential
real estate	2	$1,018	$1,018
Construction	-	-	-
Commercial	16	6,650	6,650
Consumer	-	-	-
Other	1	97	97
Total	19	$7,765	$7,765

A TDR loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. No TDRs defaulted during the years ended December 31, 2017 or December 31, 2016.

(7)Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment at December 31 is as follows:

	2017	2016

	(In thousands)
Land	$15,354	$16,826
Buildings	59,060	58,637
Leasehold improvements	3,790	3,691
Equipment and Software	17,506	16,553
Leasehold interest in land	684	684
Subtotal	$96,394	$96,391
Accumulated depreciation and amortization	(30,520)	(29,001)
Total premises and equipment	$65,874	$67,390

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $2,971,000,  $2,713,000 and $2,747,000, respectively. Such amounts are classified in occupancy and furniture and equipment expense.

Operating Leases: Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2017 pertaining to banking premises, future minimum rent commitments under various operating leases are as follows (in thousands):

2018	$1,721
2019	1,698
2020	1,724
2021	1,664
2022	1,316
Thereafter	3,407
$11,530

Certain leases contain options to extend the lease terms for five to twenty-one years. The cost of such extensions is not included in the above rental commitments. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1,704,000, $1,849,000 and $2,213,000, respectively.

(8)Goodwill and Other Intangible Assets

The Company recognized $8,702,000 in goodwill as a result of the Castle Rock transaction on October 27, 2017 and $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2017, the Company had intangible assets comprised of its core deposit intangible assets and customer relationship intangible assets.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		December 31,
	Useful Life	2017	2016

		(In thousands)
Core deposit intangible assets	10 - 15 years	$75,956	$74,087
Core deposit intangible assets accumulated amortization		(65,272)	(63,112)
Core deposit intangible assets, net		$10,684	$10,975

Customer relationship intangible assets	10 years	6,243	6,243
Customer relationship intangible assets accumulated amortization		(2,486)	(1,901)
Customer relationship intangible assets, net		$3,757	$4,342

Total other intangible assets, net		$14,441	$15,317

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $2,745,000,  $1,557,000 and $1,981,000, respectively. Estimated amortization expense for the next five years, and thereafter, is as follows (in thousands):

Total
Fiscal year ending:
2018	$2,705
2019	2,188
2020	1,935
2021	1,795
2022	1,597
Thereafter	4,221
$14,441

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and December 31, 2016 was $88,449,000 and $56,018,000, respectively.

At December 31, 2017 and December 31, 2016, the Bank had $95,299,000 and $94,338,000, respectively, in brokered time deposits. At December 31, 2017 and December 31, 2016, the Bank had $25,035,000 and $15,006,000, respectively, in brokered money market accounts. Reciprocal time deposits at December 31, 2016 were $1,206,000. There were no reciprocal time deposits at December 31, 2017.

At December 31, 2017, the scheduled maturities of time deposits are as follows (amounts in thousands):

2018	$339,410
2019	81,482
2020	21,279
2021	8,983
2022	7,733
$458,887

(10)Securities Sold Under Agreements to Repurchase

The following is a summary of information pertaining to securities sold under agreement to repurchase at December 31:

	2017	2016

	(Dollars in thousands)
Ending Balance	$44,746	$36,948
Weighted-average interest rate at year-end	0.20%	0.19%

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying security. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company, which had carrying values of $57,183,000 and $42,825,000 at December 31, 2017 and December 31, 2016, respectively.

Information concerning securities sold under agreements to repurchase is summarized below:

	Year Ended December 31,
	2017	2016	2015

	(Dollars in thousands)
Average daily balance during the year	$37,332	$25,221	$24,531
Average interest rate during the year	0.19%	0.21%	0.18%
Maximum month-end balance during the year	$48,391	$38,089	$31,977

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
December 31, 2017
Short-term borrowings:
FHLB line of credit	$157,444	1.47%	overnight	$706,251
Total short-term borrowings	$157,444

Long-term borrowings:
FHLB term notes (fixed rate)	20,000	2.52%	January 23, 2018	See below
FHLB term notes (variable rate)	25,000	1.48%	March 7, 2018	See below
FHLB term notes (variable rate)	25,000	1.45%	August 3, 2018	See below
Total long-term borrowings	$70,000

Total borrowings	$227,444

December 31, 2016
Short-term borrowings:
FHLB line of credit	$124,691	0.72%	overnight	$597,202
Total short-term borrowings	$124,691

Long-term borrowings:
FHLB term notes (fixed rate)	22,477	Range: 2.52% - 6.38%	2017 - 2018	See below
FHLB term notes (variable rate)	25,000	1.15%	March 7, 2017	See below
FHLB term notes (variable rate)	25,000	0.96%	August 4, 2017	See below
Total long-term borrowings	$72,477

Total borrowings	$197,168

At December 31, 2017, the Company’s outstanding borrowings were $227,444,000 compared to $197,168,000 at December 31, 2016. These borrowings at December 31, 2017 consisted of $70,000,000 of term notes and $157,444,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2016, outstanding borrowings consisted of $72,477,000 of term notes and $124,691,000 of advances on our line of credit, both with the FHLB.

The interest rate on the line of credit varies with the federal funds rate, and was 1.47% at December 31, 2017. The Company has three term notes with the FHLB. The first fixed-rate term note of $20,000,000 with an interest rate of 2.52% matured on January 23, 2018. The note had a prepayment penalty if paid prior to maturity and was convertible to floating rate on predetermined conversion dates at the discretion of the FHLB. If the note was converted by the FHLB, the Bank had the option to prepay the note without penalty. Additionally, the Company has two $25,000,000 variable rate term notes that mature on March 7, 2018 and August 3, 2018 and carry an interest rate that resets quarterly. As of December 31, 2017, the rates on our variable rate term notes were set at 1.48% and 1.45%.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $706,251,000 at December 31, 2017 and $597,202,000 at December 31, 2016. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $477,474,000 at December 31, 2017 and $400,102,000 at December 31, 2016.

The Company had additional availability with correspondent banks of $62,400,000 and $64,005,000 at December 31, 2017 and December 31, 2016, respectively.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Information concerning borrowings on the FHLB line of credit is summarized below:

	Year Ended December 31,
	2017	2016	2015

	(Dollars in thousands)
Average daily balance during the year	$73,042	$81,539	$130,152
Average interest rate during the year	0.99%	0.55%	0.28%
Maximum month-end balance during the year	$157,444	$185,700	$212,065

(12)Income Taxes

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Current tax expense:
Federal	$15,894	$11,921	$7,165
State	2,215	427	-
Total current tax expense	18,109	12,348	7,165
Deferred tax expense
Federal	626	(1,026)	3,132
Re-measurement of net deferred tax asset	976	-	-
State	121	666	973
Total deferred tax expense (benefit)	1,723	(360)	4,105

Total tax expense	$19,832	$11,988	$11,270

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal statutory tax rate to pretax income from operations as a result of the following:

	Year Ended December 31,
	2017	2016	2015

Tax expense at statutory federal rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.7%	2.7%	2.8%
Tax exempt income	(4.8)%	(5.1)%	(4.4)%
Re-measurement of net deferred tax asset	1.7%	-%	-%
related to 2017 Tax Cuts and Jobs Act
Other	(0.7)%	0.1%	-%
Effective tax rate	33.9%	32.7%	33.4%

As of December 31, 2017, the Company maintained a current tax receivable of approximately $100,000 compared to current taxes receivable at December 31, 2016 of $2,090,000. The Company’s net deferred tax asset is included in other assets at December 31, 2017 and December 31, 2016.

On December 22, 2017 President Donald Trump signed into law H.R. 1, commonly referred to as the 2017 Tax Cuts and Jobs Act. Under GAAP, the Company was required to account for the effects of this change in the period of enactment, or 2017. The direct impact to the 2017 financial statements was the re-measurement of the Company’s net deferred tax asset, which resulted in $976,000 in additional income tax expense being recognized in 2017. The impact of this re-measurement is included in the statutory rate reconciliation included above.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2017 and December 31, 2016 are as follows:

	2017	2016

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,733	$8,837
Other real estate owned	61	93
Other assets and accruals	1,061	1,522
Unrealized loss on available for sale securities	1,094	2,399
Unrealized loss on securities transferred to held to maturity	548	1,029
Unrealized loss on cash flow hedges	225	696
Intangible assets	515	848
Fair value adjustments on loans and other assets	3,313	5,816
Stock compensation and other	910	1,281
Total deferred tax assets:	13,460	22,521

Deferred tax liabilities:
Premises and equipment	5,211	8,321
Unrealized gain on acquired securities	1,141	1,726
Core deposit intangibles	2,774	4,394
Deferred loan costs	1,301	1,724
FHLB stock, prepaid assets, equity
investments and other liabilities	1,231	1,510
Total deferred tax liabilities	11,658	17,675
Deferred tax asset, net	$1,802	$4,846

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Based on projections of future taxable income in periods in which existing deferred tax assets are expected to become deductible, in addition to the support provided by available tax planning strategies, management determined that the realization of the Company’s net deferred tax asset was more likely than not. As a result, the Company did not recognize a valuation allowance on its net deferred tax asset as of December 31, 2017 or December 31, 2016.

As of December 31, 2017, the Company had no Federal NOL loss carryforward, Alternative Minimum Tax (“AMT”) Credit carryforward or State of Colorado net operating loss carryforward.

As of December 31, 2017 the Company does not have any known unrecognized tax benefits and does not expect the total amount of unrecognized tax benefits to change significantly in the next twelve months.

(13)Subordinated Debentures and Trust Preferred Securities

At December 31, 2017, the Company’s outstanding subordinated debentures and notes (collectively, the “Debentures”) consisted of $65,774,000 in debt, partially offset by $709,000 in debt issuance costs. As of December 31, 2017, the Debentures carried a weighted average cost of funds of 5.14% compared to 4.95% at December 31, 2016.

The Company’s Debentures were issued in three separate series. The first two issuances have a maturity of 30 years from their date of issuance. These two issuances of Debentures were issued to trusts established by the Company, which in turn issued $25,000,000 of trust preferred securities (“TruPS”). Generally, and with certain limitations, the Company is permitted to call the Debentures subsequent to the first five or ten years, as applicable, after issuance, if certain conditions are met, or at any time upon the occurrence and continuation of certain changes in either the tax treatment or the capital treatment of the trusts, the Debentures or the TruPS. The Guaranty Capital Trust III TruPS became callable at each quarterly interest payment date starting on July 7, 2008. The CenBank Statutory Trust III TruPS became callable at each quarterly interest payment date starting on April 15, 2009.

In April 2004, a predecessor to the Company formed CenBank Statutory Trust III and the trust completed an offering of $15,000,000, LIBOR plus 2.65% Cumulative TruPS, which are guaranteed by the Company. The trust also issued common securities to the predecessor of the Company and used the net proceeds from the offering to

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

purchase $15,464,000 in principal amount of floating rate Debentures issued by the predecessor. The Company assumed the predecessor’s obligations relating to such securities upon the acquisition of the predecessor. Interest is paid quarterly and is distributed to the holders of the TruPS. These Debentures are unsecured, ranked junior and were subordinate in right of payment to all senior debt of the Company. The TruPS are subject to mandatory redemption upon repayment of the Debentures. The Company has the right, subject to events of default, to defer payments of interest on the Debentures at any time by extending the interest payment period for a period not exceeding 60 consecutive months with respect to each deferral period, provided that no extension period could extend beyond the redemption or maturity date of the Debentures. The Debentures mature on April 15, 2034 and are callable on each quarterly payment date.

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

Under the terms of each indenture pursuant to which the two respective Debentures were issued, the Company has the ability to defer interest on the Debentures for a period not exceeding 60 consecutive months as long as it is in compliance with all covenants of the respective indenture. Such a deferral is not an event of default under each indenture and interest on the Debentures continues to accrue during the deferral period. No interest is being deferred as of December 31, 2017.

The Company is not considered the primary beneficiary of the trusts that issued the TruPS (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements and these two Debentures are shown as liabilities. The Company’s investment in the common stock of each trust is included in other assets in the Company’s consolidated balance sheets.

In July 2016, the Company issued its third set of Debentures in anticipation of closing on the Home State transaction. This third issuance of $40,000,000 fixed-to-floating rate subordinated Debentures yield 5.75% and are due July 20, 2026. These Debentures initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears. The carrying balance of these Debentures at December 31, 2017 was comprised of the $40,000,000 face amount net of unamortized debt-issuance costs of $709,000. On July 20, 2021, and, thereafter, the interest on the Debentures will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of December 31, 2017, the Company was in compliance with all financial covenants of all three Debentures.

At December 31, 2017, the Company had accrued, unpaid interest on all three Debentures of approximately $1,305,000 compared to $1,286,000 at December 31, 2016. Interest payable on Debentures is included in interest payable and other liabilities, on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both December 31, 2017 and December 31, 2016, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 from July 2016 issuance qualifies for inclusion in Tier 2 capital.

Under the Dodd-Frank Act and a joint rule from the Federal Reserve Board, the OCC, and the FDIC, certain TruPS are no longer eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets. As we have less than $15 billion in total assets and issued all of our TruPS prior to May 19, 2010, our TruPS continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the terms of each outstanding subordinated debenture issuance at December 31, 2017 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	4/15/2018	Variable	LIBOR + 2.65%	4.01%	4/15/2018
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	4/7/2018	Variable	LIBOR + 3.10%	4.46%	4/7/2018
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

*   Call date represents the earliest or next date the Company can call the debentures.

** On January 7, 2018, the rate on the Guaranty Capital Trust III subordinated debentures reset to 4.82%. On January 15, 2018, the rate on the CenBank Trust III subordinated debentures reset to 4.37%.  The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes turn to floating rate at three-month LIBOR plus 4.73%.

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

At December 31 of the year indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	2017	2016

	(In thousands)
Commitments to extend credit:
Variable	$508,186	$436,546
Fixed	116,026	95,607
Total commitments to extend credit	$624,212	$532,153

Standby letters of credit	$12,398	$10,292

At December 31, 2017, the rates on the fixed rate commitments to extend credit ranged from 2.44% to 7.00%.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(16)Employee Benefit Plans

Substantially all employees are eligible to participate in the Company’s 401(k) plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to a specified percentage of the employee’s compensation as defined by the plan. For years ended December 31, 2017, 2016 and 2015, matching contributions to the 401(k) plan were $764,000,  $615,000 and $503,000, respectively.

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

Under the provisions of the 2015 Plan and the Incentive Plan grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of December 31, 2017, there were 234,204 and 199,945 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of December 31, 2017, there were 619,819 shares remaining available for grant under the 2015 Plan. As of December 31, 2016, there were 178,513 and 334,674 outstanding awards under the 2015 Plan and the Incentive Plan, respectively and 728,305 shares remaining available for grant under the 2015 Plan.

Of the 434,149 shares represented by unvested awards at December 31, 2017, approximately 421,000 shares are expected to vest. At December 31, 2017, there were 290,066 shares of restricted stock outstanding that were subject to a performance condition. As of December 31, 2017, management expects that approximately 283,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through November 2017. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

performance-based shares awarded in 2014, 2015, 2016 and 2017 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of December 31, 2017, management expected that all of the performance awards made in 2014, 2015, 2016 and 2017 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the accrual of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the period is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2017	513,187	$14.39
Awarded	116,030	24.95
Forfeited	(9,073)	19.51
Vested	(185,995)	14.52
Unearned at December 31, 2017	434,149	$17.05

The Company recognized $3,023,000,  $3,121,000 and $2,739,000 in stock-based compensation expense for services rendered for the years ended December 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized for share-based compensation arrangements was $1,149,000,  $1,186,000 and $1,041,000 for the years ending December 31, 2017, 2016 and 2015, respectively. The grant date fair value of restricted stock awards granted in 2017, 2016 and 2015 was $2,894,000,  $2,998,000 and $2,427,000, respectively. The fair value of vested shares as of the date of vesting were $4,711,000,  $4,334,000 and $2,250,000 in 2017, 2016 and 2015 respectively. At December 31, 2017, compensation cost of $3,470,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.1 years.

(17)Related-Party Transactions

Related parties include directors, executive officers and their affiliates. Deposits from related parties held by the Company at December 31, 2017 and 2016 amounted to $3,135,000 and $3,330,000, respectively. At December 31, 2017, the Company had two loans to one related party with a total balance of $568,000. At December 31, 2016, the Company had no loans to related parties.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at December 31, 2017
State and municipal securities	$-	$75,162	$7,324	$82,486
Mortgage-backed securities – agency /
residential	-	131,180	-	131,180
Corporate securities	-	103,512	-	103,512
Collateralized loan obligations	-	12,799		12,799
Interest rate swaps - cash flow hedge	-	(1,010)	-	(1,010)

Assets/(Liabilities) at December 31, 2016
State and municipal securities	$-	$49,856	$31,752	$81,608
Mortgage-backed securities – agency /
residential	-	129,832	-	129,832
Mortgage-backed securities – private /
residential	-	265	-	265
Corporate securities	-	86,246	-	86,246
Collateralized loan obligations	-	26,277		26,277
Interest rate swaps - cash flow hedge	-	(1,929)	-	(1,929)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during 2017 or 2016.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

State and Municipal Securities
(In thousands)
Beginning balance December 31, 2016	$31,752
Total unrealized gains (losses) included in:
Net income	(233)
Other comprehensive income (loss)	-
Sales, calls and prepayments	(24,195)
Transfers in and (out) of Level 3	-
Balance December 31, 2017	$7,324

For the year ended December 31, 2017, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuations at December 31, 2017 and December 31, 2016. For the year ended December 31, 2017 the amount included in net income included a $241,000 loss on the sale of the Company’s largest Level 3 municipal bond, partially offset by $8,000 in accretion on Level 3 bonds. For the year ended December 31, 2016, the amounts included in net income include accretion of any discount on these Level 3 bonds.

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

For the year ended December 31, 2016, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuations at December 31, 2016 and December 31, 2015.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at December 31, 2017 and December 31, 2016:

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,324	discounted cash flow	discount rate	2.50%-3.00%
Total	$7,324

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$31,752	discounted cash flow	discount rate	2.29%-4.75%
Total	$31,752

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of December 31, 2017 and December 31, 2016.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of December 31, 2017 and December 31, 2016.

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,553	$51,553	$-	$-	$51,553
Time deposits with banks	254	254	-	-	254
Securities available for sale	329,977	-	322,653	7,324	329,977
Securities held to maturity	259,916	-	255,189	2,476	257,665
Bank stocks	24,419	n/a	n/a	n/a	n/a
Loans held for sale	1,725	1,898	-	-	1,898
Loans held for investment, net	2,782,413	-	-	2,771,262	2,771,262
Accrued interest receivable	11,441	-	11,441	-	11,441

Financial liabilities:
Deposits	$2,941,627	$-	$2,937,584	$-	$2,937,584
Securities sold under
agreements to repurchase	44,746	-	44,746	-	44,746
Short-term borrowings	157,444	-	157,444	-	157,444
Subordinated debentures	65,065	-	-	61,129	61,129
Long-term borrowings	70,000	-	70,141	-	70,141
Accrued interest payable	1,930	-	1,930	-	1,930
Interest rate swap - cash flow hedge	1,010	-	1,010	-	1,010

		Fair Value Measurements at December 31, 2016:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$50,111	$50,111	$-	$-	$50,111
Time deposits with banks	254	254	-	-	254
Securities available for sale	324,228	-	292,476	31,752	324,228
Securities held to maturity	243,979	-	236,857	2,547	239,404
Bank stocks	22,649	n/a	n/a	n/a	n/a
Loans held for sale	4,129	4,542	-	-	4,542
Loans held for investment, net	2,491,759	-	-	2,504,144	2,504,144
Accrued interest receivable	9,825	-	9,825	-	9,825

Financial liabilities:
Deposits	$2,699,084	$-	$2,696,766	$-	$2,696,766
Securities sold under
agreements to repurchase	36,948	-	36,948	-	36,948
Short-term borrowings	124,691	-	124,691	-	124,691
Subordinated debentures	64,981	-	-	60,048	60,048
Long-term borrowings	72,477	-	72,769	-	72,769
Accrued interest payable	1,661	-	1,661	-	1,661
Interest rate swap - cash flow hedge	1,929	-	1,929	-	1,929

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2017 and December 31, 2016:

	Balance
	Sheet	Fair Value December 31,
	Location	2017	2016

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$-	$-
Liabilities:
Interest rate swaps	Other liabilities	$1,010	$1,929

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of December 31, 2017 and December 31, 2016, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of December 31, 2017 and December 31, 2016 is included in the table below:

	2017	2016

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	2.9 years	3.9 years
Unrealized gains (losses)	$(1,010)	$(1,929)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During 2017, 2016, and 2015, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $446,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the years ended December 31, 2017 and December 31, 2016:

	Income
Interest Rate Swaps with	Statement	December 31,
Hedge Designation	Location	2017	2016

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$84	$(183)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	485	573

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted $3,751,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

(20)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the years ended December 31, 2017, 2016 and 2015:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, January 1, 2015	$(965)	$(1,277)	$(885)	$(3,127)
Other comprehensive income (loss)
before reclassifications, net of tax	(1,221)	-	(775)	(1,996)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	465	(465)	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(82)	265	135	318
Net other comprehensive income (loss)	(838)	(200)	(640)	(1,678)
Balance, December 31, 2015	$(1,803)	$(1,477)	$(1,525)	$(4,805)

Other comprehensive income (loss)
before reclassifications, net of tax	$(2,668)	$-	$(183)	$(2,851)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	513	(513)	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	45	312	573	930
Net other comprehensive income (loss)	(2,110)	(201)	390	(1,921)
Balance, December 31, 2016	$(3,913)	$(1,678)	$(1,135)	$(6,726)

Other comprehensive income (loss)
before reclassifications, net of tax	1,158	-	84	1,242
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	4	301	485	790
Net other comprehensive income (loss)	1,162	301	569	2,032
Balance, December 31, 2017	$(2,751)	$(1,377)	$(566)	$(4,694)

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the significant amounts reclassified out of each component of AOCI for the years ended December 31, 2017, 2016 and 2015:

Details about				Affected Income Statement
AOCI Components	Amount Reclassified from AOCI			Line Item
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Unrealized gains and losses on
available for sale securities	$6	$73	$(132)	(Gain) loss on the sale of securities
	(2)	(28)	50	Income tax effect
	$4	$45	$(82)	Net income
Unrealized gains and losses on
held to maturity securities	$486	$504	$427	Interest income
	(185)	(192)	(162)	Income tax effect
	$301	$312	$265	Net income
Unrealized gains and losses on
cash flow hedges	$783	$925	$218	Interest expense
	(298)	(352)	(83)	Income tax effect
	$485	$573	$135	Net income

Total reclassifications
for the period	$790	$930	$318	Net income

(21)Regulatory Capital Matters

The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of both December 31, 2017 and December 31, 2016 are presented in the table below:

	Actual		Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer			Minimum Requirement for "Well-Capitalized" Institution
	Amount	Ratio	Amount	Ratio		Amount	Ratio

	Dollars in thousands
As of December 31, 2017:
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	$335,153	10.57%	$221,969	7.00%	$	N/A	N/A
Guaranty Bank and Trust Company	389,698	12.29%	221,923	7.00%		206,071	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	360,153	11.36%	269,534	8.50%		N/A	N/A
Guaranty Bank and Trust Company	389,698	12.29%	269,477	8.50%		253,626	8.00%
Total Risk-Based Capital Ratio
Consolidated	423,583	13.36%	332,954	10.50%		N/A	N/A
Guaranty Bank and Trust Company	413,128	13.03%	332,884	10.50%		317,032	10.00%
Leverage Ratio
Consolidated	360,153	10.21%	141,164	4.00%		N/A	N/A
Guaranty Bank and Trust Company	389,698	11.05%	141,075	4.00%		176,344	5.00%

As of December 31, 2016:
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	$296,146	10.46%	$198,249	7.00%	$	N/A	N/A
Guaranty Bank and Trust Company	351,806	12.43%	198,111	7.00%		183,960	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	321,146	11.34%	240,731	8.50%		N/A	N/A
Guaranty Bank and Trust Company	351,806	12.43%	240,564	8.50%		226,413	8.00%
Total Risk-Based Capital Ratio
Consolidated	384,552	13.58%	297,373	10.50%		N/A	N/A
Guaranty Bank and Trust Company	375,213	13.26%	297,167	10.50%		283,016	10.00%
Leverage Ratio
Consolidated	321,146	9.81%	130,927	4.00%		N/A	N/A
Guaranty Bank and Trust Company	351,806	10.76%	130,841	4.00%		163,552	5.00%

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)Parent Company Only Condensed Financial Information

The following is condensed financial information of Guaranty Bancorp (parent company only):

Balance Sheets
(Parent Company Only)
December 31, 2017 and 2016

	2017	2016

	(In thousands)
Assets
Cash	$11,762	$9,469
Investments in subsidiaries	459,443	408,039
Other assets	1,443	2,742
Total assets	$472,648	$420,250

Liabilities and Stockholders' Equity
Liabilities:
Subordinated debentures	$65,065	$64,981
Other liabilities	2,684	2,891
Total liabilities	67,749	67,872
Stockholders' equity:
Common stock	32	31
Common stock - additional paid-in capital	859,509	832,067
Accumulated deficit	(343,383)	(367,944)
Accumulated other comprehensive loss	(4,694)	(6,726)
Treasury stock	(106,565)	(105,050)
Total stockholders' equity	404,899	352,378
Total liabilities and stockholders' equity	$472,648	$420,250

Statements of Income and Comprehensive Income
(Parent Company Only)
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

	(In thousands)
Income:
Management fee - subsidiary bank	$6,139	$8,127	$5,129
Dividends from subsidiary bank	18,700	9,800	8,400
Other	1	-	28
Total income	24,840	17,927	13,557
Expenses:
Interest expense	3,440	2,005	814
Salaries and benefits	3,736	3,838	3,325
Professional services	2,083	1,774	1,779
Other	1,633	3,759	953
Total expenses	10,892	11,376	6,871
Income before federal income taxes and equity
in undistributed net income of subsidiaries	13,948	6,551	6,686
Income tax benefit	1,576	1,024	495
Income before equity in undistributed
net income of subsidiaries	15,524	7,575	7,181
Equity in undistributed income of subsidiaries	23,100	17,152	15,273
Net income	$38,624	$24,727	$22,454

Other Comprehensive Income (Loss)	2,032	(1,921)	(1,678)
Total Comprehensive Income	$40,656	$22,806	$20,776

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flow
(Parent Company Only)
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$38,624	$24,727	$22,454
Reconciliation of net income to net cash from
operating activities:
Equity based compensation	1,123	1,168	990
Net change in:
Other assets	1,298	1,474	(168)
Other liabilities	(122)	1,454	111
Equity in undistributed income
of consolidated subsidiaries	(23,100)	(17,152)	(15,273)
Net cash from operating activities	17,823	11,671	8,114
Cash flows from investing activities:
Cash paid in acquisition, net of cash acquired	48	(32,446)	-
Net cash from investing activities	48	(32,446)	-
Cash flows from financing activities:
Repurchase of common stock	(1,515)	(1,307)	(616)
Proceeds from issuance of subordinated debt, net
of issuance costs	-	39,170	-
Dividends paid	(14,063)	(10,524)	(8,429)
Payment of stock issuance costs related to acquisition	-	(834)	-
Net cash from financing activities	(15,578)	26,505	(9,045)
Net change in cash and cash equivalents	2,293	5,730	(931)
Cash and cash equivalents, beginning of year	9,469	3,739	4,670
Cash and cash equivalents, end of year	$11,762	$9,469	$3,739

(23)Quarterly Results of Operations (Unaudited)

2017 Quarterly Results of Operations

The table below summarizes the Company’s results of operations on a quarterly basis for the year ended December 31, 2017:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(In thousands, except share data)

Interest income	$35,340	$34,688	$32,933	$31,341
Interest expense	3,546	3,354	3,434	3,169
Net interest income	31,794	31,334	29,499	28,172
Provision for loan losses	284	497	206	5
Net interest income after
provision for loan losses	31,510	30,837	29,293	28,167
Noninterest income	6,570	6,130	6,342	6,402
Noninterest expense	23,956	21,807	20,503	20,529
Income before income taxes	14,124	15,160	15,132	14,040
Income tax expense	5,519	5,106	5,007	4,200
Net income	$8,605	$10,054	$10,125	$9,840

Earnings per common share–basic:	$0.30	$0.36	$0.36	$0.35
Earnings per common share–diluted:	$0.30	$0.36	$0.36	$0.35

Loan growth during 2017 contributed to increased interest income. The Company’s fourth quarter income statement was also impacted by the October 27, 2017 closing of the Castle Rock transaction. Noninterest expense

GUARANTY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

increased in the fourth quarter 2017 primarily as a result of incurring $3,319,000 in merger-related expenses. Noninterest expense also grew in 2017 as a result of additional employee and occupancy related expenses driven by the increased size of the organization following the acquisitions in 2016 and 2017. In the fourth quarter 2017, the Company recognized a $976,000 re-measurement of its net deferred tax asset as a result of the President of the United States signing the Tax Cuts and Jobs Act of 2017 in December 2017.

2016 Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(In thousands, except share data)

Interest income	$30,800	$25,342	$21,851	$21,860
Interest expense	2,978	2,592	2,030	1,865
Net interest income	27,822	22,750	19,821	19,995
Provision for loan losses	90	27	10	16
Net interest income after
provision for loan losses	27,732	22,723	19,811	19,979
Noninterest income	6,232	4,705	4,142	4,178
Noninterest expense	23,237	18,624	15,134	15,792
Income before income taxes	10,727	8,804	8,819	8,365
Income tax expense	3,306	3,039	3,133	2,510
Net income	$7,421	$5,765	$5,686	$5,855

Earnings per common share–basic:	$0.27	$0.25	$0.27	$0.28
Earnings per common share–diluted:	$0.26	$0.25	$0.27	$0.27

The acquisition of Home State on September 8, 2016, in addition to loan growth resulted in increased income in the fourth quarter of 2016. Likewise, increases in deposits from the transaction in addition to organic growth resulted in increased interest expense during 2016. Noninterest expense during 2016 was impacted by merger-related expenses and grew in the fourth quarter 2016 as a result of additional salary and occupancy related expenses driven by the increased size of the organization following the acquisition.

(24)Subsequent Events

On December 1, 2017, Private Capital Management LLC, a wholly owned subsidiary of Guaranty Bank and Trust Company, entered into an Asset Purchase Agreement with Wagner Wealth Management LLC (“Wagner”). The transaction, structured as an asset purchase, closed on January 16, 2018. The combined firm will operate under the name “Private Capital Management”. With the acquisition, the Company acquired approximately $575 million in assets under management (“AUM”) bringing its total AUM to approximately $1.4 billion. The acquisition increases the Company’s market share in the Denver wealth management marketplace and adds additional investment advisory expertise.

On January 16, 2018, the Company acquired the assets of Wagner in an all cash transaction. The purchase price consisted of $5.0 million of cash paid at closing in addition to contingent consideration to be paid in the future subject to future revenue.  An immaterial amount of merger-related expenses were included in other general and administrative expense in 2017 related to the transaction. The transaction will be accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. As of the date of this filing, such valuations had not yet been completed.

On  February 12, 2018 the Company’s Board of Directors declared a quarterly cash dividend of 16.25 cents per share, payable on March 2, 2018 to stockholders of record on February 23, 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

(b)  Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2017, of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (COSO). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Audit Report of the Independent Registered Public Accounting Firm. Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Crowe Horwath’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 23, 2018, the Company entered into employment agreements with Paul W. Taylor, Christopher G. Treece, Michael B. Hobbs and Cathy P. Goss (collectively, the “Employment Agreements”). The term of Mr. Taylor’s agreement is for three years from the date of the agreement, and the term of the other officers’ agreements is for two years from the dates of the respective agreements, in each case unless sooner terminated. Under their respective Employment Agreements, Messrs. Taylor, Treece and Hobbs and Ms. Goss will be entitled to base salaries of $607,700, $319,300, $386,250 and $309,000, respectively, and each officer’s salary will be reviewed annually by the Board of Directors and may be increased or decreased from time to time in the Board of Directors’ sole discretion. Each officer will be eligible to participate in employee benefit plans and programs (other than any severance plans) as well as equity incentive programs, subject to such exceptions as the Board of Directors may reasonably determine in good faith from time to time.

In the event that an officer’s employment is terminated within two years following a Change in Control (as defined in the Employment Agreements) by the Company or the Bank, as applicable, without Cause (as defined in the Employment Agreements) or by the officer for Good Reason (as defined in the Employment Agreements), the Employment Agreements provide that the Company will: (i) provide or pay, as the case may be, the officer: (A) his or her accrued base salary and benefits through termination, plus his or her pro rata target annual bonus for the year in which the officer is terminated; and (B) a designated multiple of the officer’s annual compensation (annual base salary plus the average annual bonus for the two most recent years); and (ii) provide the officer and his or her dependents with medical, dental and vision coverage through the date the officer ceases to be eligible for COBRA, unless the officer obtains other health coverage. In connection with entering into the employment agreement, each officer was removed as a participant from the Company’s Amended and Restated Change in Control Severance Plan.

Except with respect to a termination in connection with a Change in Control, as described above, in the event that an officer’s employment is terminated by the Company or the Bank, as applicable, without Cause or by the officer for Good Reason, the Employment Agreements provide that the Company will pay to the officer (A) his or her accrued base salary and benefits through termination, (B) his or her base salary for 18 months after the date of termination (for Messrs. Taylor and Hobbs) or 12 months after the date of termination (for Mr. Treece and Ms. Goss) and (C) a pro rata amount of the average of his or her two annual bonuses for the two fiscal years preceding the year in which the date of termination occurs.

In the event that an officer’s employment is terminated by the Company or the Bank, as applicable, with Cause or by the officer without Good Reason, the Employment Agreements provide that the Company will pay to the officer his or her accrued base salary and benefits through the date of termination.

To receive any of the severance benefits provided upon termination without Cause or resignation for Good Reason, the respective officer would be required to sign a release. The Employment Agreements also include restrictive covenants that restrict the respective officers after termination from competing against the Company or the Bank, soliciting the Company’s and the Bank’s customers and employees, disparaging the Company and the Bank and maintaining the confidentiality of the Company’s and the Bank’s information. These covenants apply regardless of whether an officer is terminated with or without Cause or resigns for or without Good Reason. In order to avoid duplication of restrictive covenants the noncompetition agreements to which each officer was a party were terminated in connection with entering into the employment agreements.

The above description of the Employment Agreements is qualified in its entirety by the Employment Agreements, which are attached as exhibits to this report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end. Information relating to our Code of Business Conduct and Ethics that applies to our employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018  Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year-end.

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

2.2	Agreement and Plan of Reorganization dated March 16, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 16, 2016)
2.3	Agreement and Plan of Reorganization dated July 18, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 19, 2017)
3.1	Second Amended and Restated Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on August 12, 2009)
3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on October 3, 2011)
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

10.8†	Amended Form of Restricted Stock Award Agreement (incorporated herein by reference from Exhibit 10.16 to Registrant’s Registration Statement on Form S-4 (File No. 333-126643), as amended)
10.9†	Amended Form of Restricted Stock Award Agreement (filed herewith).
10.10†	Form of Executive Cash Incentive Plan (incorporated herein by reference from Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on February 10, 2012)
10.11†	Retention letter, dated February 28, 2011, between Paul W. Taylor and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s 8-K filed February 28, 2011)
10.12

Exchange Agreement, dated December 2, 2016, by and between the Registrant and Castle Creek Capital Partners IV, LP (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed on December 2, 2016)

10.13

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Harry Devereaux (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.14

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Joe Scherger (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.15

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Mark Bower (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.16

Employment Agreement, dated as of March 16, 2016, by and among Guaranty Bank and Trust Company, the Registrant and Keith Dickelman (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.17

Termination of Employment Agreement and Release, dated as of March 16, 2016, by and between Home State Bank and Mark Bower (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.18

Voting and Support Agreement, dated as of March 16, 2016, by and among the Registrant and each of the shareholders of Home State Bancorp party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-211330), as amended).

10.19

Employment Agreement, dated as of July 18, 2017, by and among Guaranty Bank and Trust Company, the Registrant and D.J. Tedesco (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-220287), as amended).

10.20†	Amendment No. 1 to 2015 Long Term Incentive Plan dated November 6, 2017 (filed herewith).
10.21†	Employment Agreement, dated as of February 26, 2018, by and between the Registrant and Paul W. Taylor (filed herewith).
10.22†	Employment Agreement, dated as of February 26, 2018, by and between the Registrant and Christopher G. Treece (filed herewith).
10.23†	Employment Agreement, dated as of February 26, 2018, by and between the Registrant and Cathy P. Goss (filed herewith).
10.24†	Employment Agreement, dated as of February 26, 2018, by and between Guaranty Bank and Trust Company and Michael B. Hobbs (filed herewith).

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

ITEM 16.  FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2018

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

Signature	Title	Date
/s/ Edward B. Cordes Edward B. Cordes	Chairman of the Board and Director	February 28, 2018
/s/ Paul W. Taylor Paul W. Taylor	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2018
/s/ Christopher G. Treece Christopher G. Treece	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2018
/s/ John M. Eggemeyer John M. Eggemeyer	Director	February 28, 2018
/s/ Keith R. Finger Keith R. Finger	Director	February 28, 2018
/s/ Stephen D. Joyce Stephen D. Joyce	Director	February 28, 2018

/s/ Gail H. Klapper Gail H. Klapper	Director	February 28, 2018
/s/ Stephen G. McConahey Stephen G. McConahey	Director	February 28, 2018
/s/ Suzanne R. Brennan Suzanne R. Brennan	Director	February 28, 2018
/s/ W. Kirk Wycoff W. Kirk Wycoff	Director	February 28, 2018
/s/ Albert C. Yates Albert C. Yates	Director	February 28, 2018