Form 10-Q
period 2018-03-31
Guaranty Bancorp
filed 2018-04-30
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April  26, 2018, there were 29,300,281 shares of the registrant’s common stock outstanding, of which 444,066 shares were in the form of unvested stock awards.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$44,340	$51,553

Time deposits with banks	254	254

Securities available for sale, at fair value	316,878	329,977
Securities held to maturity (fair value of $250,775 and $257,665
at March 31, 2018 and December 31, 2017)	257,792	259,916
Bank stocks, at cost	23,721	24,419
Total investments	598,391	614,312

Loans held for sale	1,940	1,725

Loans, held for investment, net of deferred fees and costs	2,845,525	2,805,663
Less allowance for loan losses	(23,350)	(23,250)
Net loans, held for investment	2,822,175	2,782,413

Premises and equipment, net	65,425	65,874
Other real estate owned and foreclosed assets	629	761
Goodwill	67,917	65,106
Other intangible assets, net	17,691	14,441
Bank-owned life insurance	79,143	78,573
Other assets	23,746	23,878
Total assets	$3,721,651	$3,698,890

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$973,172	$939,550
Interest-bearing demand and NOW	849,741	813,882
Money market	531,818	527,621
Savings	210,376	201,687
Time	466,607	458,887
Total deposits	3,031,714	2,941,627

Securities sold under agreement to repurchase	39,876	44,746
Federal Home Loan Bank line of credit borrowing	108,100	157,444
Federal Home Loan Bank term notes	50,000	70,000
Subordinated debentures, net	65,086	65,065
Interest payable and other liabilities	16,443	15,109
Total liabilities	3,311,219	3,293,991

Stockholders’ equity:
Common stock (1)	32	32
Additional paid-in capital - common stock	860,423	859,509
Accumulated deficit	(333,503)	(343,383)
Accumulated other comprehensive loss	(8,855)	(4,694)
Treasury stock, at cost, 2,460,894 and 2,421,208 shares, respectively	(107,665)	(106,565)
Total stockholders’ equity	410,432	404,899
Total liabilities and stockholders’ equity	$3,721,651	$3,698,890
____________________

(1)

Common stock—$0.001 par value; 40,000,000 shares authorized; 31,757,896 shares issued and 29,297,002 shares outstanding at March 31, 2018 (includes 440,787 shares of unvested restricted stock); 40,000,000 shares authorized; 31,643,472 shares issued and 29,222,264 shares outstanding at December 31, 2017 (includes 434,149 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2018	2017

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$32,115	$27,392
Investment securities:
Taxable	2,556	2,315
Tax-exempt	1,223	1,237
Dividends	423	389
Federal funds sold and other	19	8
Total interest income	36,336	31,341
Interest expense:
Deposits	2,271	1,537
Securities sold under agreement to repurchase	21	17
Borrowings	1,062	771
Subordinated debentures	889	844
Total interest expense	4,243	3,169
Net interest income	32,093	28,172
Provision for loan losses	188	5
Net interest income, after provision for loan losses	31,905	28,167
Noninterest income:
Deposit service and other fees	3,321	3,280
Investment management and trust	2,298	1,521
Increase in cash surrender value of life insurance	670	595
Gain on sale of SBA loans	231	381
Other	450	625
Total noninterest income	6,970	6,402
Noninterest expense:
Salaries and employee benefits	12,903	11,926
Occupancy expense	1,738	1,552
Furniture and equipment	1,060	945
Amortization of intangible assets	912	649
Other real estate owned, net	39	68
Insurance and assessments	697	706
Professional fees	1,091	974
Impairment of long-lived assets	-	190
Other general and administrative	3,506	3,519
Total noninterest expense	21,946	20,529
Income before income taxes	16,929	14,040
Income tax expense	3,372	4,200
Net income	$13,557	$9,840

Earnings per common share–basic:	$0.47	$0.35
Earnings per common share–diluted:	0.47	0.35
Dividends declared per common share:	0.16	0.13

Weighted average common shares outstanding-basic:	28,822,829	27,867,558
Weighted average common shares outstanding-diluted:	29,036,820	28,090,179

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2018	2017

	(In thousands)

Net income	$13,557	$9,840
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(4,936)	122
Income tax effect	1,217	(46)
Amortization of unamortized loss on available for sale securities
reclassified into held to maturity securities	107	116
Income tax effect	(26)	(44)
Reclassification adjustment for net losses (gains) included
in net income during the period	-	-
Income tax effect	-	-
Change in fair value of derivatives during the period	515	44
Income tax effect	(127)	(17)
Reclassification adjustment of losses on derivatives
during the period	133	217
Income tax effect	(33)	(82)
Other comprehensive income (loss)	(3,150)	310
Total comprehensive income	$10,407	$10,150

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2017	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378
Net income	-	-	-	9,840	-	9,840
Other comprehensive income	-	-	-	-	310	310
Stock compensation awards, net of forfeitures	98,076	-	-	-	-	-
Stock based compensation, net	-	748	-	-	-	748
Repurchase of common stock	(38,802)	-	(950)	-	-	(950)
Dividends paid	-	-	-	(3,488)	-	(3,488)
Balance, March 31, 2017	28,393,278	$832,846	$(106,000)	$(361,592)	$(6,416)	$358,838

Balance, January 1, 2018	29,222,264	$859,541	$(106,565)	$(343,383)	$(4,694)	$404,899
Net income	-	-	-	13,557	-	13,557
Other comprehensive income	-	-	-	-	(3,150)	(3,150)
Stock compensation awards, net of forfeitures	114,424	-	-	-	-	-
Stock based compensation, net	-	914	-	-	-	914
Repurchase of common stock	(39,686)	-	(1,100)	-	-	(1,100)
Reclassification of stranded tax effect	-	-	-	1,011	(1,011)	-
Dividends paid	-	-	-	(4,688)	-	(4,688)
Balance, March 31, 2018	29,297,002	$860,455	$(107,665)	$(333,503)	$(8,855)	$410,432

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Cash flows from operating activities:
Net income	$13,557	$9,840
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	1,663	1,386
Net amortization on investment and loan portfolios	71	73
Provision for loan losses	188	5
Impairment of long-lived assets	-	190
Stock compensation, net	914	748
Dividends on bank stocks	(182)	(154)
Increase in cash surrender value of life insurance	(570)	(496)
Net gain on sale of securities and SBA loans	(231)	(381)
Gain on the sale of other assets	(281)	(271)
Origination of SBA loans with intent to sell	(1,863)	(325)
Proceeds from the sale of SBA loans originated with intent to sell	2,583	4,481
Loss, net, and valuation adjustments on real estate owned	34	66
Net change in:
Interest receivable and other assets	(82)	909
Net deferred income tax assets	84	654
Interest payable and other liabilities	(36)	(2,701)
Net cash from operating activities	15,849	14,024
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	7,597	10,513
Purchases	-	(5,054)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	8,428	4,219
Purchases	(5,773)	(4,163)
Loan originations, net of principal collections	(34,788)	(32,382)
Loan purchases	(4,920)	(25,838)
Proceeds from sale of other assets	1,837	300
Proceeds from sales of other real estate owned and foreclosed assets	94	240
Proceeds from sale of SBA and other loans transferred to held for sale	-	3,817
Additions to premises and equipment	(374)	(598)
Cash paid in acquisition, net of cash received	(5,223)	-
Net cash from investing activities	(33,122)	(48,946)
Cash flows from financing activities:
Net change in deposits	90,062	66,570
Repayment of Federal Home Loan Bank term notes	(20,000)	(34,291)
Net change in borrowings on Federal Home Loan Bank line of credit	(49,344)	(26)
Cash dividends on common stock	(4,688)	(3,488)
Net change in repurchase agreements and federal funds purchased	(4,870)	(2,491)
Repurchase of common stock	(1,100)	(950)
Net cash from financing activities	10,060	25,324
Net change in cash and cash equivalents	(7,213)	(9,598)
Cash and cash equivalents, beginning of period	51,553	50,111
Cash and cash equivalents, end of period	$44,340	$40,513

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

The Bank is a full-service community bank offering an array of banking products and services to the communities it serves along the Front Range of Colorado including accepting time and demand deposits and originating commercial loans, commercial and residential real estate loans, Small Business Administration (“SBA”) guaranteed loans and consumer loans. The Bank, together with its wholly owned subsidiary Private Capital Management, LLC (“PCM”), provides wealth management services, including private banking, investment management and trust services. On April 3, 2017, Cherry Hills Investment Advisors, Inc. (“CHIA”), a previous wholly owned subsidiary of the Bank, was consolidated into PCM. Substantially all of the Bank’s loans are secured by specific items of collateral, including business assets, commercial and residential real estate, which include land or improved land, and consumer assets. There are no significant concentrations of loans to any one industry or customer. On September 8, 2016, the Company completed the acquisition of Home State Bancorp (“Home State”), based in Loveland, Colorado, in exchange for a combination of Company stock and cash. The transaction enhanced the Company’s balance sheet liquidity and supports the Company’s objective of serving the banking needs of northern Colorado business and consumer customers. On October 27, 2017, the Company completed the acquisition of Castle Rock Bank Holding Company (“Castle Rock”), based in Castle Rock, Colorado in exchange for Company stock. Similar to the Home State acquisition, the Castle Rock acquisition enhanced the Company’s liquidity and grew market share in Douglas County, Colorado. On January 16, 2018, the Company through PCM acquired the assets of Wagner Wealth Management, LLC (“Wagner”). The Wagner acquisition increased the Company’s market share in the Denver wealth management marketplace and added additional investment advisory expertise.

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

Certain information and note disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim operating results presented in these financial statements are not necessarily indicative of operating results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Loans acquired in a business combination, that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable, were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. In the October 27, 2017 Castle Rock transaction, the Company designated $1,283,000 of loans as PCI. As of March 31, 2018, $1,495,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition for one or both of the following reasons: (1) management considered the collection of all contractually required payments probable, and (2) the loan demonstrated no evidence of credit deterioration since origination.

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

(f)Goodwill and Other Intangible Assets

Goodwill was recorded in the Home State, Castle Rock and Wagner transactions and represents the excess of the purchase price over the fair value of acquired tangible assets and identifiable intangible assets less liabilities. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Intangible assets acquired in a business combination are amortized over their estimated useful lives to their estimated residual values and evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary.

Core deposit intangible assets (“CDI assets”) are recognized at the time of their acquisition based on valuations prepared by independent third parties or other estimates of fair value. In preparing such valuations, management considers variables such as deposit servicing costs, attrition rates and market discount rates. CDI assets are amortized to expense over their useful lives, ranging from 10 to 15 years.

Customer relationship intangible assets are recognized at the time of their acquisition based upon management’s estimate of their fair value. In preparing their valuation, management considers variables such as growth in existing customer base, attrition rates and market discount rates. The customer relationship intangible assets are amortized to expense over their estimated useful life, ranging from 10  to 13 years. The Company has added to its aggregated customer relationship intangible asset in its acquisitions of PCM, CHIA, Home State and Wagner.

Non-compete intangible assets are recognized at estimated fair value in the event that non-compete or similar agreements are entered into in an acquisition between the Company and the sellers of the acquired business. In preparing their valuation, management considers the ability and likelihood of a seller to compete in the absence of the agreement in addition to the terms of the agreement in consideration of the specific market in which the seller would be likely to compete. Non-compete intangible assets are amortized to expense over their estimated useful life. The Company has a non-compete intangible asset acquired in the Wagner acquisition which it is amortizing to expense over a period of three years.

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

(h)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. At the Company’s annual meeting of stockholders on May 5, 2015, the Company’s stockholders approved the Guaranty Bancorp 2015 Long-Term Incentive Plan (the “2015 Plan”), which had been previously approved by the Company’s Board of Directors. The 2015 Plan provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights and other equity-based awards representing up to a total of 935,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan. As of March 31, 2018, there were 505,395 shares remaining available for grant under the 2015 Plan.

As of March 31, 2018, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 16, 2021. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

(i)Stock Repurchase Plan

On February 12, 2018, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. Due to previous extensions the program was scheduled to expire on April 2, 2018, however, this most recent extension extends the expiration date of the repurchase program through April 2, 2019. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program.

(j)Income Taxes

Income tax expense is the total of the current year’s income tax payable or refundable and the increase or decrease in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.  During 2017 the President of the United States signed the 2017 Tax Cuts and Jobs Act (“the Tax Act”) which reduced the statutory federal corporate income tax rate from 35% to 21% beginning in 2018. As a result, the Company’s existing deferred tax assets and liabilities (net deferred tax asset) which were expected to be reversed beginning in 2018 were re-measured in 2017 using the updated statutory rates applicable in 2018. The re-measurement of the Company’s net deferred tax asset resulted in a $976,000 charge being recognized in income tax expense in the fourth quarter 2017.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At March 31, 2018 and December 31, 2017, the Company had a net deferred tax asset of $2,750,000 and $1,802,000, respectively, which includes the deferred tax asset associated with the net unrealized loss on securities and interest rate swaps. The portion of the total deferred tax asset related to the net unrealized losses on securities and interest rate swaps was $2,899,000 as of March 31, 2018 and $1,867,000 as of December 31, 2017. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of March 31, 2018, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of March 31, 2018 or December 31, 2017.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2014 and is no longer subject to examination by the State of Colorado for years before 2013. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2018 and December 31, 2017, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2018	2017

Average common shares outstanding	28,822,829	27,867,558
Effect of dilutive unvested stock grants (1)	213,991	222,621
Average shares outstanding for calculated
diluted earnings per common share	29,036,820	28,090,179
_____________

(1) Unvested stock grants representing 440,787 shares at March 31, 2018 had a dilutive impact of 213,991 shares in the diluted earnings per share calculation for the three months ended March 31, 2018. Unvested stock grants representing 487,856 shares at March 31, 2017 had a dilutive impact of 222,621 shares in the diluted earnings per share calculation for the three months ended March 31, 2017.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers, codified at ASC 606. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. For public business entities, the amendments of this update became effective beginning with interim and annual reporting periods beginning after December 15, 2017. Interest income earned on financial instruments is outside of the scope of the update, and as a result the impact of the update is limited to certain components of noninterest income. The Company adopted ASC 606 utilizing the modified retrospective method on January 1, 2018. Because the Company’s noninterest income is primarily generated by customer transactions or attributable to the passage of time (wealth management fees), ASC 606 has not had a material impact on the timing of revenue recognition. The Company had no material uncompleted customer contract liabilities as of December 31, 2017 and as a result there was no cumulative transition adjustment recorded in the Company’s accumulated deficit in the first quarter 2018. The most significant impact of ASC 606 to the Company was the additional disclosure requirements added to Note 14 “Revenue”.

In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The main provisions of the update eliminated the available for sale classification of accounting for equity securities and adjusted fair value disclosures for financial instruments carried at amortized costs to reflect an exit price as opposed to an entry price. The provisions of this update also required that equity securities be carried at fair market value on the balance sheet and any periodic changes in value to be adjustments to the income statement. A practical expedient was provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The Company adopted the provisions of the update, and as a result, adjusted the March 31, 2018 loan portfolio fair value included in Note nine “Fair Value Measurements and Fair Value of Financial Instruments”.

In August 2016, the FASB issued accounting standards update 2016-15, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update became effective for fiscal years and interim periods beginning after December 15, 2017. The provisions of the update outlined the appropriate classification of debt extinguishment costs, repayment of debt instruments with insignificant coupons, contingent consideration payments made subsequent to a business combination, insurance proceeds, premiums and settlements on bank-owned life insurance policies, distributions from equity method investees, beneficial interest in securitizations and the appropriate classification of payments and receipts that contain aspects of multiple classes of cash flows. The provisions of the update did not affect the presentation of our first quarter 2018 statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. The amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, feedback received by FASB indicated that analyzing transactions can be inefficient and costly and that the current definition does not permit the use of reasonable judgment. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The requirements of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2018, the FASB issued accounting standards update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of the update allow an optional reclassification to retained earnings for stranded tax effects included in accumulated other comprehensive income, resulting from the reduction in the U.S. Statutory Corporate Income Tax Rate as provided for in the Tax Act. The provisions of the update are effective for all entities beginning with fiscal years commencing after December 15, 2018, with early adoption allowed in any interim period. The Company adopted the update in the first quarter 2018 and reclassified the $1,011,000 in stranded tax effects from accumulated other comprehensive income into retained earnings, as reflected on the Statement of Changes in Stockholder’s Equity.

Recently Issued but not yet Effective Accounting Standards:

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at March 31, 2018, we anticipate total assets and total liabilities will increase between $10,000,000 and $12,000,000 as the result of additional leases being recognized on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable incurred recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP, a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers, the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee that is assessing our data and system needs and is working with an external vendor to determine which segmentations and methodologies might provide the best estimate of lifetime loss rates. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude or direction of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

In March 2017, the FASB issued accounting standards update 2017-08, Premium Amortization on Purchased Callable Debt Securities. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date, which is expected to better align the amortization period with expectations incorporated into market pricing.  For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2018. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2017, the FASB issued accounting standards update 2017-12, Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. Adoption of the standard also provides a one-time opportunity to transfer held to maturity securities to available for sale. The update is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted.  The update requires a modified retrospective transition method in which the Company would recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Management is evaluating whether the Company will transfer certain held to maturity securities to available for sale under the provisions of the update. Management does not expect the requirements of this update relating to accounting for the Company’s derivative instruments to have a material impact on the Company’s financial position, results of operations or cash flows.

(m)Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)Business Combinations

On December 1, 2017, Private Capital Management LLC, a wholly owned subsidiary of the Bank, entered into an Asset Purchase Agreement with Wagner Wealth Management LLC (“Wagner”). The transaction, structured as an asset purchase, closed on January 16, 2018, with the Company paying $5,223,000 of cash, in addition to agreeing to make a contingent payment on approximately the one-year anniversary of the acquisition valued at $1,846,000 on January 16, 2018.

On July 18, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Castle Rock Merger Agreement”) with Castle Rock Bank Holding Company (“Castle Rock”), parent company of Castle Rock Bank, a Colorado state chartered bank headquartered in Castle Rock, Colorado whereby Castle Rock would merge into the Company.  The transaction closed on October 27, 2017 with an aggregate transaction value of $24,421,000. The Castle Rock Merger Agreement provided that, subject to certain conditions, Castle Rock shareholders would receive 840,629 shares of Company voting common stock valued at $24,420,000 based on the Company’s closing stock price on October 27, 2017 of $29.05, in addition to approximately $1,000 in cash paid in lieu of the issuance of fractional shares of Company stock.

The Wagner acquisition increased the Company’s market share in the Denver wealth management marketplace and added additional investment advisory expertise. The Castle Rock transaction enhanced the Company’s balance sheet liquidity and supported the Company’s objective of serving the banking needs of business and consumer customers in Colorado’s Front Range markets.

Wagner’s and Castle Rock’s results of operations subsequent to the respective merger dates have been included in the Company’s results of operations: however, it is impractical to provide separate information on Wagner or Castle Rock’s revenues and income subsequent to acquisition due to changes in the consolidated balance sheet. Pre-tax merger-related expenses of $75,000 were included in the Company’s results of operations for the first quarter 2018, compared to no merger related expense in the first quarter 2017. The Company did not incur debt-issuance or stock-issuance costs in association with the Wagner or Castle Rock transactions.

Goodwill of $2,811,000 and $8,702,000, respectively, was recognized in the Wagner and Castle Rock transactions. The recognized goodwill represents expected synergies and cost savings resulting from combining the operations of the acquired institutions with those of the Company. Since the Wagner acquisition was a taxable transaction, tax-deductible goodwill of $2,811,000 will be amortized over a period of 15 years for income tax purposes. However, the tax-free structure of the Castle Rock transaction precludes the amortization of tax-deductible goodwill for tax purposes. The fair values of assets acquired and liabilities assumed at acquisition are subject to measurement period adjustments, should information obtained in a subsequent period shed light on the valuations utilized as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the January 16, 2018 transaction with Wagner:

Assets acquired:
(In thousands)
Goodwill	$2,811
Other intangible assets, net	4,162
Premises and equipment, net	24
Other assets	187
Total assets acquired	7,184

Liabilities assumed:
Other liabilities	115
Anniversary payment liability	1,846
Total liabilities assumed	1,961
Net Assets Acquired	$5,223

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the October 27, 2017 transaction with Castle Rock:

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

The fair value of net assets acquired in the Castle Rock transaction includes fair value adjustments to certain loans that were considered impaired as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Acquired loans that evidence credit deterioration since origination, for which the acquirer does not expect to collect all contractual cash flows, are designated as PCI upon acquisition. The gross contractual amount of loans identified as PCI as of the acquisition date totaled $1,644,000 in the Castle Rock transaction. Contractual cash flows not expected to be collected as of acquisition date on these PCI loans totaled $320,000 in the Castle Rock transaction. Additionally, Castle Rock PCI loans had an interest rate fair value adjustment of $41,000, bringing the net fair value of acquired PCI loans to $1,283,000 in the Castle Rock transaction. The cash flows on the Company’s PCI loans cannot be estimated and as a result these loans have been designated as nonaccrual. Loans that were not designated PCI in the Castle Rock transaction had a fair value and contractual balance of $69,769,000 and $72,220,000 as of October 27, 2017. The credit component of the fair value adjustment on non-PCI loans as of acquisition totaled $1,494,000 in the Castle Rock transaction, representing 2.1% of contractual loan balances. No allowance for loan losses related to acquired loans was brought over as a result of the Castle Rock transaction.

The composition of Castle Rock Bank’s loan portfolio as of October 27, 2017 is detailed in the table below:

October 27,
2017
(In thousands)
Commercial and residential real estate	$51,531
Construction	6,337
Commercial	5,666
Agricultural	3,735
Consumer	3,783
Total gross loans	$71,052

The following tables present unaudited pro-forma financial information as if the Wagner transaction occurred as of January 1, 2017. The unaudited pro-forma information includes adjustments for noninterest income on investment management fees generated, amortization of intangibles arising from the transaction and the related tax effects. The unaudited pro forma financial information has been adjusted to exclude nonrecurring expenses related to the Wagner transaction. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction occurred on January 1, 2017.

	Three Months Ended March 31,
	2018	2017
UNAUDITED	(Dollars in thousands, except per share data)

Net interest income	$32,093	$28,172
Noninterest income	7,125	7,182
Net income	13,630	9,851

Earnings per common share-basic:	$0.47	$0.35
Earnings per common share-diluted:	$0.47	$0.35

Unaudited pro forma net income for the first quarter 2018 excludes $75,000 in merger-related expenses incurred by the Company during the first quarter 2018. These expenses were excluded since they were nonrecurring in nature and directly attributable to the transaction. For the first quarter 2017, no merger-related expense adjustments were made to pro forma income.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	March 31, 2018
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$79,398	$112	$(2,514)	$81,800
Mortgage-backed - agency / residential	123,949	65	(5,064)	128,948
Corporate	102,241	328	(2,266)	104,179
Collateralized loan obligations	11,290	15	(50)	11,325
Total securities available for sale	$316,878	$520	$(9,894)	$326,252

	December 31, 2017
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$82,486	$530	$(1,224)	$83,180
Mortgage-backed - agency / residential	131,180	133	(3,069)	134,116
Corporate	103,512	546	(1,320)	104,286
Collateralized loan obligations	12,799	17	(51)	12,833
Total securities available for sale	$329,977	$1,226	$(5,664)	$334,415

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
March 31, 2018:
State and municipal	$133,124	$516	$(3,720)	$136,328
Mortgage-backed - agency / residential	100,981	46	(3,700)	104,635
Asset-backed	15,470	-	(159)	15,629
Other	1,200	-	-	1,200
	$250,775	$562	$(7,579)	$257,792

December 31, 2017:
State and municipal	$136,490	$1,121	$(1,530)	$136,899
Mortgage-backed - agency / residential	103,925	315	(2,088)	105,698
Asset-backed	16,050	7	(76)	16,119
Other	1,200	-	-	1,200
	$257,665	$1,443	$(3,694)	$259,916

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Proceeds	$1,005	$-
Gross gains	-	-
Gross losses	-	-
Net tax (benefit) expense related to
gains (losses) on sale	-	-

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at March 31, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$9,093	$9,105
Due after one year through five years	15,017	15,236
Due after five years through ten years	104,535	107,657
Due after ten years	52,994	53,981
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	181,639	185,979
Mortgage-backed and collateralized
loan obligations	135,239	140,273
Total securities available for sale	$316,878	$326,252

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$4,225	$4,191
Due after one year through five years	16,250	16,491
Due after five years through ten years	70,903	72,776
Due after ten years	42,946	44,070
Total HTM, excluding MBS and asset-backed	134,324	137,528
Mortgage-backed and asset-backed	116,451	120,264
Total securities held to maturity	$250,775	$257,792

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$29,043	$(581)	$35,930	$(1,933)	$64,973	$(2,514)
Mortgage-backed - agency /
residential	43,000	(1,082)	73,931	(3,982)	116,931	(5,064)
Corporate	63,134	(1,468)	23,669	(798)	86,803	(2,266)
Collateralized loan obligations	3,026	(11)	3,009	(39)	6,035	(50)

Held to maturity:
State and municipal	41,337	(1,121)	67,444	(3,410)	108,781	(4,531)
Mortgage-backed - agency /
residential	23,342	(596)	76,342	(4,041)	99,684	(4,637)
Asset-backed	-	-	15,471	(514)	15,471	(514)
Total temporarily impaired	$202,882	$(4,859)	$295,796	$(14,717)	$498,678	$(19,576)

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$8,710	$(82)	$36,894	$(1,142)	$45,604	$(1,224)
Mortgage-backed - agency /
residential	43,494	(315)	77,909	(2,754)	121,403	(3,069)
Corporate	38,267	(567)	23,731	(753)	61,998	(1,320)
Collateralized loan obligations	4,532	(13)	3,011	(38)	7,543	(51)

Held to maturity:
State and municipal	18,521	(167)	69,314	(2,057)	87,835	(2,224)
Mortgage-backed - agency /
residential	19,721	(162)	78,472	(2,685)	98,193	(2,847)
Asset-backed	-	-	16,051	(448)	16,051	(448)
Total temporarily impaired	$133,245	$(1,306)	$305,382	$(9,877)	$438,627	$(11,183)

The table above presents unrealized losses on held to maturity securities since the date of each security’s purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of March 31, 2018 or December 31, 2017.

At March 31, 2018, there were 323 individual securities in an unrealized loss position, including 195 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 128 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2017, there were 255 individual securities in an unrealized loss position, including 194 individual securities that had been in a continuous unrealized loss position for 12 months or longer. The total number of securities in an unrealized loss position increased from 255 individual securities at December 31, 2017 to 323 securities at March 31, 2018, primarily as a result of fluctuation in market interest rates. At March 31, 2018, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At March 31, 2018 and December 31, 2017, the Company’s unrated municipal bonds comprised approximately 4.5% and 4.4%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

Securities with carrying values of $224,505,000 and $219,621,000 were pledged at March 31, 2018 and December 31, 2017, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Certain mortgage backed securities with an aggregate market value of approximately $43,281,000 and $56,383,000 were pledged to secure overnight repurchase agreement borrowings as of March 31, 2018 and December 31, 2017, respectively. Fluctuations in the fair value of these securities, and/or the fluctuation in public deposits or customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to public deposits and repurchase agreement borrowings on a daily basis.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	March 31,	December 31,
	2018	2017

	(In thousands)
Commercial and residential real estate	$2,003,326	$1,977,431
Construction	107,707	99,965
Commercial	543,818	523,355
Agricultural	14,912	16,995
Consumer	133,670	143,066
SBA	41,397	44,121
Other	814	866
Total gross loans	2,845,644	2,805,799
Deferred (fees) and costs	(119)	(136)
Loans, held for investment, net	2,845,525	2,805,663
Less allowance for loan losses	(23,350)	(23,250)
Net loans, held for investment	$2,822,175	$2,782,413

In the first three months of 2018, the Company purchased $4,920,000 of performing loans included in commercial and residential real estate and commercial loan portfolio segments. During 2017, excluding the Castle Rock transaction, the Company purchased $98,940,000 in performing loans included in commercial and residential real estate, commercial and consumer loan portfolio segments.  The Company recognized a $271,000 gain on the sale of its $2.0 million credit card loan portfolio during the first quarter 2017.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Balance, beginning of period	$23,250	$23,250
Provision for loan losses	188	5
Loans charged-off	(261)	(125)
Recoveries on loans previously
charged-off	173	45
Balance, end of period	$23,350	$23,175

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of March 31, 2018, PCI loans acquired in the Castle Rock and Home State transactions are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three months ended March 31, 2018 and March 31, 2017. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2018	$18,545	$310	$4,395	$23,250
Charge-offs	(1)	(160)	(100)	(261)
Recoveries	138	3	32	173
Provision (credit)	(365)	101	452	188
Balance as of March 31, 2018	$18,317	$254	$4,779	$23,350

Balances at March 31, 2018:

Allowance for Loan Losses
Individually evaluated	$-	$-	$1,408	$1,408
Collectively evaluated	18,317	254	3,371	21,942
Total	$18,317	$254	$4,779	$23,350

Loans
Individually evaluated	$10,702	$-	$12,900	$23,602
Collectively evaluated	2,254,280	65,794	501,849	2,821,923
Total	$2,264,982	$65,794	$514,749	$2,845,525

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(8)	(3)	(114)	(125)
Recoveries	14	6	25	45
Provision (credit)	(237)	(3)	245	5
Balance as of March 31, 2017	$19,851	$105	$3,219	$23,175

Balances at December 31, 2017:

Allowance for Loan Losses
Individually evaluated	$1	$-	$1,121	$1,122
Collectively evaluated	18,544	310	3,274	22,128
Total	$18,545	$310	$4,395	$23,250

Loans
Individually evaluated	$11,256	$1	$12,363	$23,620
Collectively evaluated	2,225,944	74,675	481,424	2,782,043
Total	$2,237,200	$74,676	$493,787	$2,805,663

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

March 31, 2018	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,809	$10,485	$-	$9,895	$91
Construction	-	-	-	-	-
Commercial	7,522	8,049	-	4,264	103
Consumer	142	201	-	255	-
Other	2,373	2,955	-	2,303	22
Total	$19,846	$21,690	$-	$16,717	$216

Impaired loans with a related allowance:
Commercial and residential real estate	$23	$24	$-	$35	$-
Construction	-	-	-	-	-
Commercial	3,600	3,709	1,408	6,704	14
Consumer	133	166	-	157	2
Other	-	-	-	-	-
Total	$3,756	$3,899	$1,408	$6,896	$16

Total impaired loans:
Commercial and residential real estate	$9,832	$10,509	$-	$9,930	$91
Construction	-	-	-	-	-
Commercial	11,122	11,758	1,408	10,968	117
Consumer	275	367	-	412	2
Other	2,373	2,955	-	2,303	22
Total impaired loans	$23,602	$25,589	$1,408	$23,613	$232

December 31, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,981	$10,705	$-	$16,166	$2,052
Construction	-	-	-	-	-
Commercial	1,006	1,553	-	886	195
Consumer	367	425	-	88	-
Other	2,233	2,838	-	1,066	62
Total	$13,587	$15,521	$-	$18,206	$2,309

Impaired loans with a related allowance:
Commercial and residential real estate	$46	$157	$1	$779	$-
Construction	-	-	-	-	-
Commercial	9,807	9,899	1,120	5,262	447
Consumer	180	214	1	329	18
Other	-	-	-	635	6
Total	$10,033	$10,270	$1,122	$7,005	$471

Total impaired loans:
Commercial and residential real estate	$10,027	$10,862	$1	$16,945	$2,052
Construction	-	-	-	-	-
Commercial	10,813	11,452	1,120	6,148	642
Consumer	547	639	1	417	18
Other	2,233	2,838	-	1,701	68
Total impaired loans	$23,620	$25,791	$1,122	$25,211	$2,780

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

March 31, 2018	30-89 Days Past Due	90 Days + Past Due and Still Accruing	90 Days + Past Due and Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$28	$-	$1,279	$1,307	$2,003,243
Construction	-	-	-	-	107,702
Commercial	1,760	-	2,540	4,300	543,795
Consumer	453	-	178	631	133,664
Other	430	-	1,194	1,624	57,121
Total	$2,671	$-	$5,191	$7,862	$2,845,525

December 31, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	90 Days + Past Due and Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$410	$-	$1,750	$2,160	$1,977,335
Construction	-	-	-	-	99,960
Commercial	1,663	-	2,079	3,742	523,330
Consumer	469	-	444	913	143,059
Other	327	-	1,281	1,608	61,979
Total	$2,869	$-	$5,554	$8,423	$2,805,663

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $86,000 for the three months ended March 31, 2018 and $90,000 for the three months ended March 31, 2017.

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

March 31, 2018	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,993,251	$107,707	$533,615	$133,381	$52,194	$2,820,148
Substandard	10,075	-	10,203	289	4,929	25,496
Doubtful	-	-	-	-	-	-
Subtotal	2,003,326	107,707	543,818	133,670	57,123	2,845,644
Deferred fees and costs	(83)	(5)	(23)	(6)	(2)	(119)
Loans, held for investment, net	$2,003,243	$107,702	$543,795	$133,664	$57,121	$2,845,525

December 31, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,964,934	$99,965	$513,563	$142,512	$57,256	$2,778,230
Substandard	12,497	-	9,792	554	4,726	27,569
Doubtful	-	-	-	-	-	-
Subtotal	1,977,431	99,965	523,355	143,066	61,982	2,805,799
Deferred fees and costs	(96)	(5)	(25)	(7)	(3)	(136)
Loans, held for investment, net	$1,977,335	$99,960	$523,330	$143,059	$61,979	$2,805,663

The book balance of TDRs at March 31, 2018 and December 31, 2017, was $18,895,000 and $19,256,000, respectively. Management established approximately $8,000 and $53,000 in specific reserves for these loans as of March 31, 2018 and December 31, 2017, respectively. The Company had an additional $3,554,000 and $4,181,000 committed on loans classified as TDRs at March 31, 2018 and December 31, 2017 respectively.

During the three months ended March 31, 2018, the terms of two loans totaling $930,000, were modified in troubled debt restructurings. The modifications of the terms of the two loans were restructurings of payment terms.

During the three months ended March 31, 2017, the terms of five loans totaling $1,031,000 were modified in troubled debt restructurings. The modification of the terms of such loans included three restructurings of payment terms and two loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower’s financial strength. There were no material charge-offs or provisions recorded during the three months ended March 31, 2018 or March 31, 2017 on loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on TDRs during the three months ended March 31, 2018 or March 31, 2017.

(5)Goodwill and Other Intangible Assets

The Company recognized $2,811,000 in goodwill as a result of the January 16, 2018 Wagner acquisition, $8,702,000 in goodwill as a result of the Castle Rock transaction on October 27, 2017, and $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2018, the Company’s intangible assets were comprised of its core deposit intangible assets, its customer relationship intangible assets and a non-compete intangible asset.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		March 31,	December 31,
	Useful Life	2018	2017

		(In thousands)
Core deposit intangible assets	10 - 15 years	$75,956	$75,956
Core deposit intangible assets accumulated amortization		(65,824)	(65,272)
Core deposit intangible assets, net		10,132	10,684

Customer relationship intangible assets	10 - 13 years	$9,765	$6,243
Customer relationship accumulated amortization		(2,801)	(2,486)
Customer relationship intangible assets, net		6,964	3,757

Non-compete agreements intangible asset	3 years	$640	$-
Non-compete agreements intangible asset accumulated amortization		(45)	-
Non-compete agreements intangible asset, net		595	-

Total other intangible assets, net		$17,691	$14,441

(6)Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
March 31, 2018
Short-term borrowings:
Bankers' Bank of the West	$-	2.25%	overnight	$10,000
Federal Reserve Bank	-	2.25%	overnight	1,336
U.S. Bank	-	2.25%	overnight	5,750
Wells Fargo	-	2.20%	overnight	10,000
Wells Fargo - Holding Company LOC	-	5.00%	overnight	10,000
Zions	-	1.89%	overnight	25,000
FHLB line of credit	108,100	1.75%	overnight	721,753
Total short-term borrowings	$108,100

Long-term borrowings:
FHLB term notes (variable rate)	25,000	1.85%	August 3, 2018	721,753
FHLB term notes (variable rate)	25,000	2.02%	March 7, 2019	721,753
Total long-term borrowings	$50,000

Total borrowings	$158,100

December 31, 2017
Short-term borrowings:
Bankers' Bank of the West	$-	2.00%	overnight	$10,000
Federal Reserve Bank	-	2.00%	overnight	1,650
U.S. Bank	-	2.00%	overnight	5,750
Wells Fargo	-	1.85%	overnight	10,000
Wells Fargo - Holding Company LOC	-	4.75%	overnight	10,000
Zions	-	1.64%	overnight	25,000
FHLB line of credit	157,444	1.47%	overnight	706,251
Total short-term borrowings	$157,444

Long-term borrowings:
FHLB term notes (fixed rate)	20,000	2.52%	January 23, 2018	706,251
FHLB term notes (variable rate)	25,000	1.48%	March 7, 2018	706,251
FHLB term notes (variable rate)	25,000	1.45%	August 3, 2018	706,251
Total long-term borrowings	$70,000

Total borrowings	$227,444

At March 31, 2018, the Company’s outstanding borrowings were $158,100,000 as compared to $227,444,000 at December 31, 2017. These borrowings at March 31, 2018 consisted of $50,000,000 in term notes and $108,100,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2017, outstanding borrowings consisted of $70,000,000 of term notes and $157,444,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 1.75% at March 31, 2018. The Company has two variable rate term notes with the FHLB. The term notes are each $25,000,000 that mature on August 3, 2018 and March 7, 2019 and carry an interest rate that resets quarterly. As of March 31, 2018, the rates on our variable rate term notes were set at 1.85% and 2.02%, respectively.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $721,753,000 at March 31, 2018 and $706,251,000 at December 31, 2017. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $563,653,000 at March 31, 2018 and $477,474,000 at December 31, 2017.

The Company had additional availability with correspondent banks of $62,086,000 and $62,400,000 at March 31, 2018 and December 31, 2017, respectively, as outlined in the table above.

In March 2018, the holding company renewed its agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 15, 2019. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of March 31, 2018,  no amounts had been borrowed on this line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At March 31, 2018, the Company’s outstanding subordinated debentures and notes (collectively, the “Debentures”) consisted of $65,774,000 in debt, partially offset by $688,000 in debt issuance costs. At December 31, 2017, the Company’s outstanding Debentures consisted of $65,774,000 in debt, partially offset by $709,000 in debt issuance costs. As of March 31, 2018, the Debentures carried a weighted average cost of funds of 5.28% compared to 5.14% at December 31, 2017.

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

In July 2016, the Company issued its third set of Debentures in anticipation of closing on the Home State transaction. This third issuance of $40,000,000 Fixed-to-Floating rate Subordinated Notes (the “Notes”) initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears and mature July 20, 2026. The carrying balance of the Notes at March 31, 2018 was comprised of the $40,000,000 face amount net of unamortized debt-issuance costs of $688,000. On July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of March 31, 2018, the Company was in compliance with all financial covenants of all three of the Debentures.

At March 31, 2018, the Company had accrued, unpaid interest on all three Debentures of approximately $747,000 compared to $1,305,000 at December 31, 2017. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both March 31, 2018 and December 31, 2017, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at March 31, 2018 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	7/15/2018	Variable	LIBOR + 2.65%	4.37%	7/15/2018
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	7/7/2018	Variable	LIBOR + 3.10%	4.82%	7/7/2018
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On April 7, 2018, the rate on the Guaranty Capital Trust III subordinated debentures reset to 5.45%. On April 15, 2018, the rate on the CenBank Trust III subordinated debentures reset to 5.00%. The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the notes convert to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	March 31, 2018	December 31, 2017

	(In thousands)
Commitments to extend credit:
Variable	$491,411	$508,186
Fixed	104,543	116,026
Total commitments to extend credit	$595,954	$624,212

Standby letters of credit	$12,106	$12,398

At March 31, 2018, the rates on the fixed rate commitments to extend credit ranged from 2.44% to 7.00%.

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

Fair values of our securities are determined through the utilization of evaluated pricing models that vary by asset class and incorporate available market information (Level 2). The evaluated pricing models apply available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. These models assess interest rate impact, develop prepayment scenarios and take into account market conventions. For securities where routine valuation techniques are not used, management utilizes a discounted cash flow model with market-adjusted discount rates or other unobservable inputs to estimate fair value. Due to the lack of ratings available on these securities, management determined that a relationship to other benchmark quoted securities was unobservable, and as a result, these securities should be classified as Level 3. The valuation of the Company’s Level 3 bonds is highly sensitive to changes in unobservable inputs.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at March 31, 2018
State and municipal securities	$-	$72,151	$7,247	$79,398
Mortgage-backed securities – agency /
residential	-	123,949	-	123,949
Corporate securities	-	102,241	-	102,241
Collateralized loan obligations	-	11,290	-	11,290
Interest rate swap - cash flow hedge	-	31	-	31
Interest rate swap - cash flow hedge	-	(393)	-	(393)

Assets/(Liabilities) at December 31, 2017
State and municipal securities	$-	$75,162	$7,324	$82,486
Mortgage-backed securities – agency /
residential	-	131,180	-	131,180
Corporate securities	-	103,512	-	103,512
Collateralized loan obligations	-	12,799	-	12,799
Interest rate swaps - cash flow hedge	-	(1,010)	-	(1,010)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the three months ended March 31, 2018.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and March 31, 2017:

State and Municipal Securities
Three Months Ended March 31, 2018

(In thousands)
Beginning balance January 1, 2018	$7,324
Total unrealized gains (losses) included in:
Net income	4
Other comprehensive income (loss)	-
Sales, calls and prepayments	(81)
Transfers in and (out) of Level 3	-
Balance March 31, 2018	$7,247

State and Municipal Securities
Three Months Ended March 31, 2017

(In thousands)
Beginning balance January 1, 2017	$31,752
Total unrealized gains (losses) included in:
Net income	2
Other comprehensive income (loss)	-
Sales, calls and prepayments	(80)
Transfers in and (out) of Level 3	-
Balance March 31, 2017	$31,674

For the three months ended March 31, 2018 and March 31, 2017, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three months ended March 31, 2018 and March 31, 2017, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at March 31, 2018 and December 31, 2017:

March 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,247	discounted cash flow	discount rate	2.75%-3.25%
Total	$7,247

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,324	discounted cash flow	discount rate	2.50%-3.00%
Total	$7,324

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of March 31, 2018 and December 31, 2017.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of March 31, 2018 and December 31, 2017.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2018:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,340	$44,340	$-	$-	$44,340
Time deposits with banks	254	254	-	-	254
Securities available for sale	316,878	-	309,631	7,247	316,878
Securities held to maturity	257,792	-	248,316	2,459	250,775
Bank stocks	23,721	n/a	n/a	n/a	n/a
Loans held for sale	1,940	2,134	-	-	2,134
Loans held for investment, net	2,822,175	-	-	2,748,159	2,748,159
Accrued interest receivable	12,130	-	12,130	-	12,130
Interest rate swap - cash flow hedge	31	-	31	-	31

Financial liabilities:
Deposits	$3,031,714	$-	$3,026,351	$-	$3,026,351
Federal funds purchased and sold under
agreements to repurchase	39,876	-	39,876	-	39,876
Short-term borrowings	108,100	-	108,100	-	108,100
Subordinated debentures	65,086	-	-	61,857	61,857
Long-term borrowings	50,000	-	49,887	-	49,887
Accrued interest payable	1,501	-	1,501	-	1,501
Interest rate swap - cash flow hedge	393	-	393	-	393

		Fair Value Measurements at December 31, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,553	$51,553	$-	$-	$51,553
Time deposits with banks	254	254	-	-	254
Securities available for sale	329,977	-	322,653	7,324	329,977
Securities held to maturity	259,916	-	255,189	2,476	257,665
Bank stocks	24,419	n/a	n/a	n/a	n/a
Loans held for sale	1,725	1,898	-	-	1,898
Loans held for investment, net	2,782,413	-	-	2,771,262	2,771,262
Accrued interest receivable	11,441	-	11,441	-	11,441

Financial liabilities:
Deposits	$2,941,627	$-	$2,937,584	$-	$2,937,584
Federal funds purchased and sold under
agreements to repurchase	44,746	-	44,746	-	44,746
Short-term borrowings	157,444	-	157,444	-	157,444
Subordinated debentures	65,065	-	-	61,129	61,129
Long-term borrowings	70,000	-	70,141	-	70,141
Accrued interest payable	1,930	-	1,930	-	1,930
Interest rate swap - cash flow hedge	1,010	-	1,010	-	1,010

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

Beginning in the first quarter 2018 the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology.  As a result the fair value adjustments as of March 31, 2018 and December 31, 20178 are not comparable.

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

(i)	Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value (Level 2).

(j)	Interest Rate Swaps

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2018 and December 31, 2017:

	Balance	Fair Value
	Sheet	March 31,	December 31,
	Location	2018	2017

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$31	$-
Liabilities:
Interest rate swaps	Other liabilities	$393	$1,010

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of March 31, 2018, and December 31, 2017, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of March 31, 2018 and December 31, 2017 is included in the table below:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	2.6 years	2.9 years
Unrealized gains (losses), net	$(362)	$(1,010)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the three months ended March 31, 2018 and March 31, 2017, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $199,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three months ended March 31, 2018 and March 31, 2017:

	Income	Three Months Ended
Interest Rate Swaps with	Statement	March 31,
Hedge Designation	Location	2018	2017

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$388	$27
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	100	135

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2018 had posted $3,661,000 against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

(11)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2018 and March 31, 2017:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, January 1, 2017	$(3,913)	$(1,678)	$(1,135)	$(6,726)
Other comprehensive income (loss)
before reclassifications, net of tax	76	-	27	103
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	72	135	207
Net other comprehensive income (loss)	76	72	162	310
Balance, March 31, 2017	$(3,837)	$(1,606)	$(973)	$(6,416)

Balance, January 1, 2018	$(2,751)	$(1,377)	$(566)	$(4,694)
Other comprehensive income (loss)
before reclassifications, net of tax	(3,719)	-	388	(3,331)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	81	100	181
Net other comprehensive income (loss)	(3,719)	81	488	(3,150)
Reclassification of stranded tax effect	(593)	(298)	(120)	(1,011)
Balance, March 31, 2018	$(7,063)	$(1,594)	$(198)	$(8,855)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2018 and March 31, 2017:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Income Statement Line Item
	Three Months Ended March 31,
	2018	2017
	(In thousands)
Unrealized gains and losses on
available for sale securities	$-	$-	(Gain) loss on the sale of securities
	-	-	Income tax effect
	$-	$-	Net income
Unrealized gains and losses on
held to maturity securities	$107	$116	Interest income
	(26)	(44)	Income tax effect
	$81	$72	Net income
Unrealized gains and losses on
cash flow hedges	$133	$217	Interest expense
	(33)	(82)	Income tax effect
	$100	$135	Net income

Total reclassifications
for the period	$181	$207	Net income

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of March 31, 2018, there were 322,342 and 118,445 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of March 31, 2018, there were 505,395 shares remaining available for grant under the 2015 Plan.

Of the 440,787 shares represented by unvested awards at March 31, 2018,  approximately 422,000 shares are expected to vest. At March 31, 2018, there were 270,535 shares of restricted stock outstanding that were subject to a performance condition. As of March 31, 2018, management expects that approximately 261,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through February 2018. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2016, 2017 and 2018 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of March 31, 2018, management expected that all of the performance awards made in 2014, 2016, 2017 and 2018 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the recognition of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the three months ended March 31, 2018 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2018	434,149	$17.05
Awarded	121,938	27.84
Forfeited	(7,514)	24.88
Vested	(107,786)	15.41
Unearned at March 31, 2018	440,787	$20.30

The Company recognized $914,000 and  $748,000 in stock-based compensation expense for services rendered for the three months ended March 31, 2018 and March 31, 2017, respectively. The total income tax benefit recognized on share-based compensation recorded during the three months ended March 31, 2018 and March 31, 2017,  was $226,000 and $284,000, respectively. In addition to the tax benefit on recorded share-based compensation expense, the Company recognized an excess tax benefit of $327,000 and $511,000 during the three months ended March 31, 2018 and March 31, 2017, respectively. The excess tax benefit represents the tax effect of the appreciation of the stock price on vested restricted stock between the grant date and the vesting date multiplied by the number of shares vested during the period. The grant date fair value of restricted stock awards granted in the three months ended March 31, 2018 and March 31, 2017 was $3,395,000 and $2,535,000, respectively. The fair value of shares that vested in the three months ended March 31, 2018 and March 31, 2017 was approximately $2,987,000 and $3,024,000, respectively. At March 31, 2018,  compensation cost of $5,554,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.6 years.

(13)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at March 31, 2018	Ratio at December 31, 2017	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.54%	10.57%	7.00%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.32%	11.36%	8.50%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.31%	13.36%	10.50%	N/A
Guaranty Bank and Trust Company	13.19%	13.03%	10.50%	10.00%

Leverage Ratio
Consolidated	9.95%	10.21%	4.00%	N/A
Guaranty Bank and Trust Company	10.95%	11.05%	4.00%	5.00%

(14)Revenue

On January 1, 2018, the Company implemented accounting standards update 2014-09 Revenue from Contracts with Customers, codified at ASC 606. The majority of the Company’s revenues are generated through interest earned on loans, securities and other sources which fall outside the scope of ASC 606. Revenue earned by the Company subject to ASC 606 was primarily comprised of deposit service charges, investment management fees and other noninterest income.

The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and as a result no cumulative transition adjustment was posted to the Company’s accumulated deficit during 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported under legacy GAAP.

All of the Company’s revenue that is subject to ASC 606 is included in noninterest income, however not all noninterest income is subject to ASC 606. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2018 and March 31, 2017. Totals in the table may not agree to the amounts included in the Company’s consolidated statements of income as certain sources of revenue not subject to ASC 606 are excluded from the table.

A.

	Income Statement	Three Months Ended March 31,
	Location	2018	2017

		(In thousands)
Overdraft related income	Deposit service and other fees	$813	$841
Deposit service income	Deposit service and other fees	194	134
Analysis income	Deposit service and other fees	474	493
Wire fee income	Deposit service and other fees	77	54
Interchange income	Deposit service and other fees	1,593	1,574
Safe deposit box rental income	Deposit service and other fees	65	64
Other fee income	Deposit service and other fees	51	49
Subtotal		$3,267	$3,209

Trust fee income	Investment management and trust	$569	$557
Investment advisory income	Investment management and trust	1,729	964
Subtotal		$2,298	$1,521

Gain (loss) on sale of assets	Other noninterest income	$281	$271
Other	Other noninterest income	117	130
Subtotal		$398	$401

A description of the Company’s revenue streams accounted for under ASC 606 follows.

Overdraft-related income: The Company earns fees from its deposit customers for overdrafts and for maintaining accounts in overdraft position. Overdraft fees are recognized at the point in time that the overdraft occurs or each day that an account remains in an overdraft position, which is the same time the Company’s performance obligation is satisfied.

Deposit service income: The Company earns fees from its deposit customers for transaction-based and account maintenance services. Transaction-based fees, which include stop-payment fees, statement rendering and check printing are recognized at the time the transaction is executed, which is the same time the Company’s performance obligation is satisfied. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month as the monthly maintenance performance obligation to the customer is satisfied.

Analysis Income: For deposit customers on account analysis, a variety of services are provided by the Bank. Services are charged in aggregate to customers on analysis over an established period. Services include remote deposit capture, merchant services, lockbox, ACH transmission, positive pay and cash sweep services. Because the performance obligation of providing the agreed upon services is satisfied monthly, recognition of revenue occurs monthly.

Interchange Income: The Company earns interchange income from cardholder transactions conducted with merchants, through various interchange networks with which the Company participates. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, as transaction processing services are provided to the deposit customer.

Investment advisory and trust fee income: The Company earns investment advisory and trust fee income by providing investment management and trust services to customers under investment management and trust contracts. These fees are earned over time based on the assets under management by the Company as of quarter-end. As the direction of investment management and trust accounts is provided over time, the performance obligation to investment management and trust customers is satisfied over time and revenue is recognized over time.

Significant judgments made by the Company in recognizing revenue from contracts with customers include the estimation of variable consideration, primarily related to the refunding of deposit service fees and the recognition of investment management fees on a straight-line basis over time. The Company’s estimate for refund obligations is based on historical trends and was not material as of March 31, 2018 or December 31, 2017. Investment management fees are recognized over time on a straight-line basis because the provision of advisory services occurs evenly over time and the straight-line method depicts the satisfaction of the Company’s performance obligation to the customer.

With respect to deposit service charges, the deposit service charge is generated and revenue is recognized as customer activity occurs, which is also at the time the performance obligation is satisfied. As a result, the Company typically does not have contract liabilities, or unsatisfied performance obligations with deposit customers as of quarter-end. The majority of the Company's investment management fee revenue is billed quarterly in advance after each quarter end resulting in a contract liability balance being recorded as of the date of the billing. A limited amount of investment management fees are billed in arears, resulting in a contract asset being recorded as of quarter-end. The Company’s performance obligation for investment management contracts with customers is satisfied evenly over time on a straight-line basis as investment management services are provided to the customer. This pattern of revenue recognition reflects the underlying provision of investment management services to the customer throughout the quarter. Because investment management fees are billed quarterly and earned during the quarter, the Company typically does not have contract liabilities or unsatisfied performance obligations with investment management customers as of quarter-end.

As of both March 31, 2018 and December 31, 2017, the Company had an immaterial amount of contract assets outstanding.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and unaudited statistical information included elsewhere in this Report, Part II, Item 1A of this Report and Items 1, 1A, 7, 7A and 8 of our 2017 Annual Report on Form 10-K.

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of a single limited liability company that hold real estate as well as the sole owner of an investment management firm, Private Capital Management LLC (“PCM”). On April 3, 2017, Cherry Hills Investment Advisors Inc., a previously wholly owned subsidiary of the Bank, was consolidated into PCM. References to “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended March 31,
			Change
			Favorable
	2018	2017	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$36,336	$31,341	$4,995
Interest expense	4,243	3,169	(1,074)
Net interest income	32,093	28,172	3,921
Provision for loan losses	188	5	(183)
Net interest income after
provision for loan losses	31,905	28,167	3,738
Noninterest income	6,970	6,402	568
Noninterest expense	21,946	20,529	(1,417)
Income before income taxes	16,929	14,040	2,889
Income tax expense	3,372	4,200	828
Net income	$13,557	$9,840	$3,717

Common Share Data:
Earnings per common
share–basic	$0.47	$0.35	$0.12
Earnings per common
share–diluted	$0.47	$0.35	$0.12
Weighted average common
shares outstanding–basic	28,822,829	27,867,558	955,271
Weighted average common
shares outstanding–diluted	29,036,820	28,090,179	946,641
Average equity to average assets	11.00%	10.59%	0.41%
Return on average equity	13.45%	11.17%	2.28%
Return on average assets	1.48%	1.18%	0.30%
Dividend payout ratio	34.58%	35.45%	(0.87)%

	March 31,	March 31,
	2018	2017	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.31%	13.44%	(0.13)%
Leverage ratio	9.95%	9.83%	0.12%
Loans(1), net of deferred fees and costs
to deposits	93.86%	92.92%	0.94%
Allowance for loan losses to loans (1),
net of deferred fees and costs	0.82%	0.90%	(0.08)%
Allowance for loan losses to
nonperforming loans	449.82%	454.23%	(4.41)%
Classified assets to allowance
and Tier 1 capital (2)	6.73%	8.24%	(1.51)%
Noninterest bearing deposits to
total deposits	32.10%	31.39%	0.71%
Time deposits to total deposits	15.39%	14.75%	0.64%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

First Quarter 2018 Compared to Fourth Quarter 2017

Net income for the first quarter 2018 was $13.6 million, or $0.47 per diluted common share, compared to net income of $8.6 million, or $0.30 per diluted common share in the fourth quarter 2017. The $5.0 million increase in net income in the first quarter 2018, compared to the fourth quarter 2017, was due to a $0.3 million increase in net interest income, a $0.4 million increase in noninterest income, a $2.0 million reduction in noninterest expense and a $2.1 million reduction in income tax expense. The $0.4 million increase in noninterest income was mostly due to an increase in investment management and trust fees, primarily due to the January 2018 Wagner acquisition. The $2.0 million reduction in noninterest expense in the first quarter 2018, compared to the fourth quarter 2017, was the result of a decrease in merger-related expenses, following the closing and integration of Castle Rock in the fourth quarter 2017. The $2.1 million reduction in income tax expense was the result of the reduction of the federal corporate income tax rate from 35% to 21% due to the December 2017, Tax Cuts and Jobs Act (the “Tax Act”).

First Quarter 2018 Compared to First Quarter 2017

Net income increased $3.7 million to $13.6 million in the first quarter 2018, compared to $9.8 million in the first quarter 2017, primarily due to a $3.9 million increase in net interest income, a $0.6 million increase in noninterest income and a $0.8 million decrease in income tax expense, partially offset by a $0.2 million increase in the Company’s provision for loan losses and a $1.4 million increase in noninterest expense. The $3.9 million increase in net interest income in the first quarter 2018, compared to the first quarter 2017, was primarily attributable to the $316.5 million increase in average earning assets, partially offset by a $236.7 million increase in average interest-bearing liabilities. The $0.6 million increase in noninterest income was mostly due to the $0.8 million increase in investment management and trust fees, mostly due to the January 2018 Wagner acquisition. The $0.8 million reduction in income tax expense was the result of the December 2017, Tax Act. The $1.4 million increase in noninterest expense in the first quarter 2018, compared to the first quarter 2017, was primarily a result of a $1.0 million increase in salaries and employee benefits and a $0.3 million increase in the amortization of intangible assets, mostly due to the Castle Rock and Wagner acquisitions.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended March 31, 2018 and the prior four quarters:

Table 2

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(Dollars in thousands)
Net interest income	$32,093	$31,794	$31,334	$29,499	$28,172
Interest rate spread	3.54%	3.56%	3.71%	3.53%	3.45%
Net interest margin	3.77%	3.77%	3.91%	3.74%	3.65%
Net interest margin, fully tax
equivalent	3.84%	3.89%	4.02%	3.85%	3.76%
Loan yield	4.59%	4.57%	4.73%	4.50%	4.37%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.52%	0.44%	0.44%	0.46%	0.43%
Average cost of deposits
(including noninterest-
bearing deposits)	0.31%	0.28%	0.27%	0.26%	0.23%

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

Table 3

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Gross loans, net of deferred fees
and costs (1)(3)	$2,835,485	$32,115	4.59%	$2,540,421	$27,392	4.37%
Investment securities (1)
Taxable	364,652	2,556	2.84%	361,799	2,315	2.59%
Tax-exempt	217,367	1,223	2.28%	202,094	1,237	2.48%
Bank Stocks (4)	26,845	423	6.39%	24,237	389	6.51%
Other earning assets	4,788	19	1.61%	4,097	8	0.79%
Total interest-earning assets	3,449,137	36,336	4.27%	3,132,648	31,341	4.06%
Non-earning assets:
Cash and due from banks	35,518			35,533
Other assets	230,000			205,972
Total assets	$3,714,655			$3,374,153

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$811,790	$368	0.18%	$772,880	$357	0.19%
Money market	538,740	623	0.47%	490,430	333	0.28%
Savings	204,544	56	0.11%	171,738	47	0.11%
Time certificates of deposit	461,901	1,224	1.07%	374,065	800	0.87%
Total interest-bearing deposits	2,016,975	2,271	0.46%	1,809,113	1,537	0.34%
Borrowings:
Repurchase agreements	43,711	21	0.19%	36,466	17	0.19%
Federal funds purchased	1	-	1.95%	1	-	1.46%
Subordinated debentures	65,077	889	5.54%	64,993	844	5.27%
Borrowings	232,188	1,062	1.85%	210,680	771	1.48%
Total interest-bearing liabilities	2,357,952	4,243	0.73%	2,121,253	3,169	0.61%
Noninterest bearing liabilities:
Demand deposits	931,562			880,231
Other liabilities	16,389			15,381
Total liabilities	3,305,903			3,016,865
Stockholders' Equity	408,752			357,288
Total liabilities and stockholders' equity	$3,714,655			$3,374,153

Net interest income		$32,093			$28,172
Net interest margin			3.77%			3.65%
Net interest margin, fully tax
equivalent (2)			3.84%			3.76%

(1) Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(2) The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 24.66% for 2018 and 38.01% for 2017.

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

Table 4

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
	Net Change	Rate	Volume

	(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$4,723	$1,430	$3,293
Investment Securities
Taxable	241	223	18
Tax-exempt	(14)	(217)	203
Bank Stocks	34	(7)	41
Other earning assets	11	9	2
Total interest income	4,995	1,438	3,557

Interest expense:
Deposits:
Interest-bearing demand
and NOW	11	(6)	17
Money market	290	254	36
Savings	9	-	9
Time certificates of deposit	424	214	210
Repurchase agreements	4	1	3
Subordinated debentures	45	44	1
Borrowings	291	207	84
Total interest expense	1,074	714	360
Net interest income	$3,921	$724	$3,197

First Quarter 2018 Compared to Fourth Quarter 2017

Net interest income increased to $32.1 million for the first quarter 2018 compared to $31.8 million in the fourth quarter 2017. The $0.3 million increase in net interest income was mostly due to a  $1.0 million increase in interest income, partially offset by a $0.7 million increase in interest expense. The $1.0 million increase in interest income was driven by a $105.5 million increase in average earning assets and an eight basis point increase in yield on average earning assets. The $0.7 million increase in interest expense was primarily a result of a $0.5 million increase in interest expense on borrowings resulting from a $137.1 million increase in average borrowings, in addition to a five basis point increase in the average yield on interest-bearing deposits.

First Quarter 2018 Compared to First Quarter 2017

Net interest income increased $3.9 million in the first quarter 2018 to $32.1 million, compared to $28.2 million in the same quarter in 2017, due to a $5.0 million increase in interest income, partially offset by a $1.1 million increase in interest expense. The increase in interest income was mostly the result of a $316.5 million increase in average earning assets in the first quarter 2018 compared to the same quarter in 2017. The increase in interest expense in the first quarter 2018, compared to the same quarter in 2017, was primarily due to a $0.7 million increase in interest expense on deposits and a $0.3 million increase in interest expense on FHLB borrowings. Interest expense on deposits increased in the first quarter 2018, compared to the same quarter in 2017, due to a $207.9 million increase in average interest-bearing deposit balances and a twelve basis point increase in the cost of deposits. The Company acquired $71.1 million in loans and $128.4 million in deposits in the October 2017 acquisition of Castle Rock.

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

In the first quarter 2018, we recorded a $0.2 million provision for loan losses, compared to a $0.3 million provision for loan losses in the fourth quarter 2017 and an immaterial provision for loan losses in the first quarter 2017. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2018.

Net charge-offs in the first quarter 2018 were $0.1 million, compared to net recoveries of $0.1 million in the fourth quarter 2017 and $0.1 million of net charge-offs in the first quarter 2017.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 5

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands)
Noninterest income:
Deposit service and other fees	$3,321	$3,546	$3,580	$3,545	$3,280
Investment management and trust	2,298	1,523	1,478	1,483	1,521
Increase in cash surrender value of
life insurance	670	675	674	615	595
Gain (loss) on sale of securities	-	80	(86)	-	-
Gain on sale of SBA loans	231	285	143	447	381
Other	450	461	341	252	625
Total noninterest income	$6,970	$6,570	$6,130	$6,342	$6,402

First Quarter 2018 Compared to Fourth Quarter 2017

Noninterest income increased $0.4 million during the first quarter 2018 compared to the fourth quarter 2017, primarily due to an increase in investment management and trust fees following the Wagner acquisition in January 2018. Partially offsetting the additional investment management and trust fees were reduced gains on sales of securities and SBA loans in the first quarter 2018 compared to the fourth quarter 2017.

First Quarter 2018 Compared to First Quarter 2017

Noninterest income increased $0.6 million during the first quarter 2018 compared to the same quarter in 2017 primarily resulting from an increase in investment management and trust income due to the January 2018 Wagner acquisition. Other noninterest income in the first quarter 2017 included a $0.3 million gain on sale of the $2.0 million legacy Home State Bancorp credit card loan portfolio.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$12,903	$11,853	$11,736	$11,247	$11,926
Occupancy expense	1,738	1,724	1,714	1,674	1,552
Furniture and equipment	1,060	1,004	974	975	945
Amortization of intangible assets	912	776	672	648	649
Other real estate owned, net	39	-	(20)	126	68
Insurance and assessments	697	671	642	647	706
Professional fees	1,091	974	929	1,252	974
Impairment of long-lived assets	-	170	-	34	190
Other general and administrative	3,506	6,784	5,160	3,900	3,519
Total noninterest expense	$21,946	$23,956	$21,807	$20,503	$20,529

First Quarter 2018 Compared to Fourth Quarter 2017

First quarter 2018 noninterest expense decreased $2.0 million compared to the fourth quarter 2017, mostly due to a $3.2 million decrease in merger-related expenses (included in other general and administrative expense in the table above), partially offset by a $1.1 million increase in salaries and employee benefit expense. The decline in the merger-related expenses in the first quarter 2018 compared with the fourth quarter 2017 was a result of expenses incurred in relation to the October 2017 Castle Rock acquisition. The increase in salaries and employee benefits expense in the first quarter 2018 compared to the fourth quarter 2017 was related to an increase in employee count from the Castle Rock and Wagner acquisitions and also the timing of the annual payroll tax cycle.

First Quarter 2018 Compared to First Quarter 2017

Compared to the first quarter 2017, noninterest expense increased $1.4 million in the first quarter 2018, primarily resulting from a $1.0 million increase in salaries and employee benefits expense and a $0.3 million increase in amortization of intangible assets. The increase in salaries and employee benefits was related to an increase in employee count from the Castle Rock and Wagner acquisitions, in addition to a $0.6 million increase in incentive compensation. The increase in intangible asset amortization in the first quarter 2018 compared to the first quarter 2017 was a direct result of the intangible assets added in the Castle Rock and Wagner acquisitions.

Income Taxes

The Company’s first quarter 2018 income tax expense was favorably impacted by the Tax Act of 2017, which was signed into law in December 2017. This new tax law reduced the statutory federal corporate tax rate from 35.0% to 21.0%, beginning on January 1, 2018. The Company’s first quarter 2018 income tax expense and effective tax rate were $3.4 million and 19.9%, compared to income tax expense and an effective tax rate of $5.5 million and 39.1% in the fourth quarter 2017 and $4.2 million and 29.9% in the first quarter 2017. In addition, the Company’s first quarter 2018 tax expense benefited from the vesting of 107,786 shares of restricted stock with a weighted average grant price of $15.41 and a weighted average fair value at vesting of $27.71. The increase in the value of these shares between the grant date and the vesting date resulted in the direct benefit to tax expense of approximately $327,000 in the first quarter 2018. In the absence of the direct benefit to tax expense from first quarter 2018 restricted stock vestings, the Company’s effective tax rate would have been 21.9%. Comparatively, in the fourth quarter 2017 and first quarter 2017, direct tax benefits of $182,000 and $511,000 related to the vesting of 41,346 and 123,407 shares of restricted stock were recognized.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 7

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(In thousands)
Cash and cash equivalents	$44,340	$51,553	$64,388	$46,582	$40,513
Time deposits with banks	254	254	254	254	254
Total investments	598,391	614,312	576,459	569,812	584,746
Total loans (including loans held for sale)	2,847,465	2,807,388	2,661,866	2,578,472	2,570,750
Total assets	3,721,651	3,698,890	3,510,046	3,403,852	3,399,651
Earning assets	3,454,670	3,424,769	3,266,698	3,152,417	3,160,129
Deposits	3,031,714	2,941,627	2,898,060	2,763,623	2,765,630
FHLB Borrowings	158,100	227,444	121,182	162,672	162,832

At March 31, 2018, the Company had total assets of $3.7 billion, reflecting an increase of $22.8 million compared to December 31, 2017  and an increase of $322.0 million compared to March 31, 2017. The increase in total assets compared to December 31, 2017 was primarily due to a $40.1 million increase in total loans, partially offset by a $15.9 million decrease in total investments. In addition, as of March 31, 2018, deposits increased $90.1 million compared to December 31, 2017, with much of this growth directed towards reducing the Company’s outstanding FHLB borrowings, which decreased $69.3 million during the first quarter 2018. The increase in total assets compared to March 31, 2017 was primarily due to a $276.7 million increase in total loans and a $13.6 million increase in investments, a $14.5 million increase in goodwill and intangible assets and a $13.1 million increase in bank owned life insurance. The increase in total assets compared to March  31, 2017 was funded by a $266.1 million increase in deposits and a $51.6 million increase in stockholder’s equity.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 8

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(In thousands)
Loans held for sale	$1,940	$1,725	$314	$887	$951
Commercial and residential real estate	2,003,326	1,977,431	1,892,828	1,799,114	1,800,194
Construction	107,707	99,965	81,826	99,632	103,682
Commercial	543,818	523,355	499,936	490,771	482,318
Consumer	133,670	143,066	124,625	122,994	120,231
Other	57,123	61,982	62,277	64,920	63,369
Total gross loans	2,847,584	2,807,524	2,661,806	2,578,318	2,570,745
Deferred (fees) and costs	(119)	(136)	60	154	5
Loans, net	2,847,465	2,807,388	2,661,866	2,578,472	2,570,750
Less allowance for loan losses	(23,350)	(23,250)	(22,900)	(23,125)	(23,175)
Net loans	$2,824,115	$2,784,138	$2,638,966	$2,555,347	$2,547,575

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 9

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(In thousands)
Beginning balance	$2,807,524	$2,661,806	$2,578,318	$2,570,745	$2,519,199
New credit extended	156,311	186,969	192,774	132,420	139,185
Acquisition of Castle Rock Bank	-	71,052	-	-	-
Net existing credit advanced	76,770	77,307	59,275	73,298	111,821
Net pay-downs and maturities	(192,986)	(191,624)	(165,520)	(196,511)	(195,678)
Other	(35)	2,014	(3,041)	(1,634)	(3,782)
Gross loans	2,847,584	2,807,524	2,661,806	2,578,318	2,570,745
Deferred (fees) and costs	(119)	(136)	60	154	5
Loans, net	$2,847,465	$2,807,388	$2,661,866	$2,578,472	$2,570,750

Net change - loans outstanding	$40,077	$145,522	$83,394	$7,722	$51,612

During the first quarter 2018, loans net of deferred costs and fees increased $40.1 million, or 5.8% annualized, despite $193.0 million in pay-downs and maturities during the quarter. In addition to contractual loan principal payments and maturities, the first quarter 2018 included $62.3 million in early payoffs related to our borrowers selling their assets, $7.0 million in loan pay-downs related to fluctuations in loan balances of existing customers, and $3.5 million in loan payoffs related to our strategic decision not to match certain financing terms offered by competitors.

During the twelve months ended March 31, 2018, loans net of deferred costs and fees increased by $276.7 million, or 10.8%, despite $746.6 million in pay-downs and maturities during this period.

At March 31, 2018, our commercial and residential real estate portfolio included $485.7 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 41.3% at March 31,  2018, compared to 38.0% at December 31, 2017 and 43.9% as of March 31, 2017.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 38% of capital at March 31, 2018,  compared to 41% at December 31, 2017 and 42% at March 31, 2017. For the Bank, total commercial real estate loans represented 329% of capital at March 31, 2018,  compared to 328% at December 31, 2017 and 324% at March 31, 2017.  Including $445.5 million in loans acquired in the Home State transaction and $71.1 million in loans acquired in the Castle Rock transaction, the Bank’s commercial real estate loan portfolio increased by 71.5% during the preceding 36 months. Excluding loans acquired in the Castle Rock and Home State transactions, the Bank’s commercial real estate loans increased by 40.8% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

With respect to geographic concentrations, most of our business activity is with customers in the state of Colorado. At March 31, 2018, we did not have any significant concentrations in any particular industry.

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

Table 10

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
	(Dollars in thousands)

Originated nonaccrual loans	$3,696	$3,932	$3,935	$3,332	$3,387
Purchased credit impaired loans	1,495	1,622	809	1,290	1,715
Accruing loans past due 90 days or more (1)	-	-	-	-	-
Total nonperforming loans	$5,191	$5,554	$4,744	$4,622	$5,102

Other real estate owned and foreclosed
assets	629	761	-	113	257
Total nonperforming assets	$5,820	$6,315	$4,744	$4,735	$5,359

Total classified assets	$26,125	$28,330	$28,186	$29,188	$30,201

Nonperforming troubled debt
restructurings	$484	$1,190	$1,416	$803	$359
Other nonperforming loans	4,707	4,364	3,328	3,819	4,743
Performing troubled debt restructurings	18,411	18,066	10,989	23,408	23,195
Allocated allowance for loan losses	(1,408)	(1,122)	(698)	(444)	(178)
Net carrying amount of impaired loans	$22,194	$22,498	$15,035	$27,586	$28,119

Accruing loans past due 30-89 days (1)	$2,671	$2,869	$9,129	$957	$3,858

Allowance for loan losses	$23,350	$23,250	$22,900	$23,125	$23,175

Unaccreted loan discount (2)	$12,046	$13,049	$11,654	$12,665	$13,896

For the Three Months Ended:

Loans charged-off	$(261)	$(117)	$(970)	$(338)	$(125)
Recoveries	173	183	248	82	45
Net (charge-offs) recoveries	$(88)	$66	$(722)	$(256)	$(80)

Provision for loan losses	$188	$284	$497	$206	$5

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred fees and costs (3)	0.82%	0.83%	0.86%	0.90%	0.90%
Allowance for loan losses to NPLs	449.82%	418.62%	482.72%	500.32%	454.23%
Annualized net (charge-offs) recoveries to
average loans	(0.01)%	0.01%	(0.11)%	(0.04)%	(0.01)%
Nonperforming assets to total assets	0.16%	0.17%	0.14%	0.14%	0.16%
Nonperforming loans to loans, net
of deferred fees and costs (3)	0.18%	0.20%	0.18%	0.18%	0.20%
Loans 30-89 days past due to loans, net
of deferred fees and costs (3)	0.09%	0.10%	0.34%	0.04%	0.15%
Texas ratio (4)	1.38%	1.53%	1.22%	1.26%	1.39%
Classified asset ratio (5)	6.73%	7.43%	7.57%	8.08%	8.24%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Related to loans acquired in the Home State and Castle Rock transactions.
(3) Loans, net of deferred fees and costs, exclude loans held for sale.
(4) Texas ratio defined as total NPAs divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(5) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

As of March 31, 2018, nonperforming loans decreased by $0.5 million, compared to December 31, 2017 and increased by $0.5 million compared to March 31, 2017. As a result of the Castle Rock transaction, the Company acquired $1.6 million of nonperforming loans and $0.8 million of other real estate owned. As of March 31, 2018, no additional funds were committed to be advanced in connection with non-performing loans.

Net charge-offs of $0.1 million were recognized during the first quarter 2018 compared to $0.1 million net recoveries in the fourth quarter 2017 and $0.1 million net charge-offs during in the first quarter 2017.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $20.3 million at March 31, 2018, compared to $22.0 million at December 31, 2017 and $24.8 million at March 31, 2017.

At March 31,  2018, classified assets represented 6.7% of bank level capital and allowance for loan losses, compared to 7.4% as of December 31, 2017 and 8.2% as of March 31, 2017.

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

At March 31, 2018, the Company had $0.6 million of other real estate owned (OREO) compared to $0.8 million at December 31, 2017 and $0.3 million at March 31, 2017. The balance of OREO at March 31, 2018 was comprised of three properties categorized as vacant land, whereas at December 31, 2017 the Company’s OREO balance was comprised of four properties categorized as vacant land.

At March 31,  2018, we had $18.9 million of loans with terms that were modified in troubled debt restructurings (TDRs) with an immaterial allocated allowance for loan loss. At December 31, 2017, we had $19.3 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.1 million.. At March 31, 2018, we had $3.6 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 11

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$18,411	$18,066	$10,989	$23,408	$23,195
Allocated allowance for loan losses
on performing TDRs	(8)	(52)	(16)	(26)	(49)
Net investment in performing TDRs	$18,403	$18,014	$10,973	$23,382	$23,146

Nonperforming TDRs	$484	$1,190	$1,416	$803	$359
Allocated allowance for loan losses
on nonperforming TDRs	-	(1)	(125)	-	(1)
Net investment in nonperforming TDRs	$484	$1,189	$1,291	$803	$358

The following provides a rollforward of TDRs for the three month periods ended March 31, 2018 and March 31, 2017:

Table 12

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2017	$25,128	$91	$25,219
Principal repayments / advances	(2,664)	(10)	(2,674)
Charge-offs, net	-	(22)	(22)
New modifications	731	300	1,031
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at March 31, 2017	$23,195	$359	$23,554

Balance at January 1, 2018	$18,066	$1,190	$19,256
Principal repayments / advances	(585)	(706)	(1,291)
Charge-offs, net	-	-	-
New modifications	930	-	930
Loans removed from TDR Status	-	-	-
Transfers	-	-	-
Balance at March 31, 2018	$18,411	$484	$18,895

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

The ratio of allowance for loan losses to total loans was 0.82% at March 31, 2018 compared to 0.83% at December 31, 2017 and 0.90% at March 31,  2017.

Our methodology for evaluating the adequacy of the allowance for loan losses has two basic elements: first, the specific identification of impaired loans and the measurement of an estimated loss for each individual loan identified; and second, estimating a nonspecific allowance for probable losses on all other loans.

The specific allowance for impaired loans and the allowance calculated for probable incurred losses on other loans are combined to determine the required allowance for loan losses. The amount calculated is compared to the recorded allowance balance at each quarter end and any shortfall is charged against income as an additional provision for loan losses. If the amount calculated is less than the recorded allowance for loan losses, the excess would be credited to income as a credit provision for loan losses. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

In estimating the allowance for probable incurred losses on other loans, we group the balance of the loan portfolio into portfolio segments that have common characteristics, such as loan type or risk rating. For each nonspecific allowance portfolio segment, we apply loss factors to calculate the required allowance based upon actual historical loss rates over a time period that we have determined represents the current credit cycle, adjusted for qualitative factors affecting loan portfolio collectability, as described above. We also look at risk ratings of loans and compute a qualitative adjustment based on the credit quality of our loan portfolio relative to credit quality during the historical loss period. We also consider other qualitative factors that may warrant adjustment of the computed historical loss rate, including loan growth, loan concentrations, economic considerations and organizational factors.

During the first quarter 2018, we recorded a $0.2 million provision for loan losses, compared to a $0.3 million provision for loan losses in the fourth quarter 2017 and an immaterial provision for loan losses in the first quarter 2017. Management considered net loan charge-offs, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of March 31, 2018. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $1.4 million, or 6.0%, of the $23.4 million allowance for loan losses at March 31, 2018 relates to specific reserve allocations. This compares to a specific reserve of $1.1 million, or 4.8%, of the total allowance for loan losses at December 31, 2017.

The general component of the allowance as a percentage of overall loans, net of unearned costs and fees, was 0.77% at March 31, 2018, compared to 0.79% at December 31, 2017 and 0.89% at March 31, 2017. The decrease in the general reserve as a percentage of loans between March 31, 2017 and March 31, 2018 was primarily due to the impact of purchase accounting, related to the Castle Rock transaction, reductions in the concentration risk and loan growth qualitative factors and a reduction in historical loss rates utilized in the calculation, reflecting management’s expectation that probable incurred losses as a percentage of loans had declined during the last twelve months.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 13

	Three Months Ended March 31,
	2018	2017

	(In thousands)
Balance, beginning of period	$23,250	$23,250
Loan charge-offs:
Commercial and residential real estate	(1)	(8)
Commercial	(22)	-
Consumer	(160)	(3)
Other	(78)	(114)
Total loan charge-offs	(261)	(125)

Loan recoveries:
Commercial and residential real estate	85	14
Construction	53	-
Commercial	6	3
Consumer	3	6
Other	26	22
Total loan recoveries	173	45
Net loan charge-offs	(88)	(80)
Provision for loan losses	188	5
Balance, end of period	$23,350	$23,175

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 14

	March 31,	December 31,	Increase	Percent
	2018	2017	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$79,398	$82,486	$(3,088)	(3.7)%
Mortgage-backed - agency / residential	123,949	131,180	(7,231)	(5.5)%
Corporate	102,241	103,512	(1,271)	(1.2)%
Collateralized loan obligations	11,290	12,799	(1,509)	(11.8)%
Total securities available for sale	$316,878	$329,977	$(13,099)	(4.0)%

Securities held to maturity:
State and municipal	136,328	136,899	(571)	(0.4)%
Mortgage-backed - agency / residential	104,635	105,698	(1,063)	(1.0)%
Asset-backed	15,629	16,119	(490)	(3.0)%
Other	1,200	1,200	-	-%
Total securities held to maturity	$257,792	$259,916	$(2,124)	(0.8)%

The carrying value of our available for sale investment securities at March 31, 2018 was $316.9 million compared to the December 31, 2017 carrying value of $330.0 million. The $13.1 million decrease in available for sale securities from December 31, 2017 was primarily a result of net maturities, calls and pay-downs.

The  carrying value of our held to maturity securities at March 31, 2018 was $257.8 million compared to $259.9 million at December 31, 2017.

At March 31, 2018  and December 31, 2017, our investment securities portfolio had an average effective duration of approximately 4.7 years and 4.6 years, respectively.

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

At March 31, 2018, there were 323 individual securities in an unrealized loss position, including 195 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 128 securities in an unrealized loss position, and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At March 31, 2018, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At March 31, 2018 and December 31, 2017, we held $23.7 million and $24.4 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 14 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 15

	At March 31, 2018		At December 31, 2017
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$973,172	32.10%	$939,550	31.94%
Interest-bearing demand and NOW	849,741	28.03%	813,882	27.66%
Money market	531,818	17.54%	527,621	17.94%
Savings	210,376	6.94%	201,687	6.86%
Time	466,607	15.39%	458,887	15.60%
Total deposits	$3,031,714	100.00%	$2,941,627	100.00%

The $90.1 million increase in total deposits at March 31, 2018, compared to December 31, 2017, included a $33.6 million increase in noninterest bearing deposits and a $35.9 million increase in interest-bearing demand and NOW accounts. The increase in deposits was primarily due to increases in the balances of several large commercial customers.

Noninterest-bearing deposits as a percentage of total deposits were approximately 32.1% at March 31, 2018, compared to 31.9% at December 31, 2017. Noninterest-bearing deposits help reduce overall funding costs; due to the low rate environment, the impact of noninterest-bearing deposits on the overall cost of funds is currently less significant than in a higher rate environment. However, with recent increases in the federal funds borrowing rate initiated by the Federal Reserve Board, these deposits have become more valuable.

Time deposit balances comprised 15.4% of total deposits at March 31, 2018. The majority of the time deposit balance represented deposits of local customers, with $101.6 million representing brokered deposits, compared to $95.3 million at December 31, 2017. We monitor time deposit maturities and renewals on a daily basis and will raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At March 31, 2018, securities sold under agreements to repurchase were $39.9 million, compared to $44.7 million at December 31, 2017, and $34.5 million at March 31, 2017.

Borrowings and Subordinated Debentures

At March 31, 2018, our FHLB borrowings were $158.1 million compared to $227.4 million at December 31, 2017 and $162.7 million at March 31, 2017.  As of March 31, 2018, FHLB borrowings consisted of $108.1 million in line of credit advances and $50.0 million in term notes. At December 31, 2017, our FHLB borrowings consisted of $157.4 million in line of credit advances and $70.0 million in term notes. The total FHLB commitment, including balances outstanding, at March 31, 2018 and December 31, 2017 was $724.8 million and $706.3 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $563.7 million at March 31, 2018 which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at March 31, 2018 consisted of two variable-rate term notes. The variable-rate term notes of $25.0 million each bore interest rates of 1.85% and 2.02% at March 31, 2018. These notes mature on August 3, 2018 and March 7, 2019 and will be renewed annually for the next two to three years under our five year forward starting balance sheet swaps initiated in March 2014 and June 2013. The interest rate on our FHLB line of credit borrowing is variable and was 1.75% at March 31, 2018.

At both March 31, 2018 and December 31, 2017,  the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.1 million, comprised of $65.8 million in debt, partially offset by $0.7 million in debt issuance costs. As of March 31, 2018, the Company's Debentures bore a weighted average rate of 5.28%.

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

In March 2018, we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 15, 2019. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of March 31, 2018,  no amounts had been borrowed on this line of credit.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At March 31, 2018, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 16

	Ratio at March 31, 2018	Ratio at December 31, 2017	Ratio at March 31, 2017	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.54%	10.57%	10.39%	7.00%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	12.48%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.32%	11.36%	11.25%	8.50%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	12.48%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.31%	13.36%	13.44%	10.50%	N/A
Guaranty Bank and Trust Company	13.19%	13.03%	13.29%	10.50%	10.00%

Leverage Ratio
Consolidated	9.95%	10.21%	9.83%	4.00%	N/A
Guaranty Bank and Trust Company	10.95%	11.05%	10.92%	4.00%	5.00%

At March 31, 2018, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated total risk-based capital ratio decreased compared to December 31, 2017, primarily due to an increase in risk-weighted assets during the first quarter 2018. The reason bank level regulatory capital ratios increased in the first quarter 2018 while consolidated ratios decreased was because dividends were paid at the consolidated level in the first quarter 2018 while no bank level dividends were paid.

Dividends

Holders of voting common stock are entitled to dividends out of funds legally available for such dividends, when and if declared by the Board of Directors. In February 2016, we increased the quarterly cash dividend to 11.5 cents per share and paid quarterly cash dividends at this level through the fourth quarter of 2016. In February 2017, we increased the quarterly cash dividend to 12.5 cents per share and paid quarterly cash dividends at this level through the fourth quarter 2017. In February 2018, we increased the quarterly cash dividend 30% to 16.25 cents per share.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At March 31, 2018, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 17

	March 31, 2018	December 31, 2017

	(In thousands)
Commitments to extend credit:
Variable	$491,411	$508,186
Fixed	104,543	116,026
Total commitments to extend credit	$595,954	$624,212

Standby letters of credit	$12,106	$12,398

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At March 31, 2018, the Company had $345.9 million in unencumbered securities, $44.3 million in cash and cash equivalents and $8.7 million in excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At March 31, 2018, the Bank had $563.7 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks and $1.3 million of availability with the Federal Reserve discount window.

At March 31, 2018, the Bank had $126.6 million of brokered deposits, of which $25.0 million were money market accounts, $20.4 million will mature in the second quarter 2018, $10.3 million will mature in the third quarter 2018, $12.2 million will mature in the fourth quarter 2018, $39.7 million will mature during 2019 and $19.1 million will mature during 2020. As of December 31, 2017, the Bank maintained $120.3 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of March 31, 2018, the holding company had approximately $3.8 million of cash on hand. On April 16, 2018, after receiving regulatory approval, the Bank’s Board of Directors approved a $23.8 million dividend to the holding company. We expect that this dividend will be sufficient to fund holding company operations and projected quarterly external stockholder dividends at the current rate through the remainder of 2018. In March 2018, the holding company renewed its credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At March 31, 2018, there were no funds drawn on the line of credit.

Application of Critical Accounting Policies and Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates on an ongoing basis its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies and estimates are listed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  There have been no changes during 2018 to the critical accounting policies listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The following table shows the projected net interest income increase or decrease over the 12 months following March 31, 2018 and March 31, 2017:

Table 18

Market Risk:

	Annualized Net Interest Income
	March 31, 2018	March 31, 2017
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,477	$3,399
200	2,438	2,003
100	1,112	1,004
Static	-	-
(100)	(5,877)	(5,601)
(200)	(7,683)	(5,561)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At March 31, 2018, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity is mostly due to the amount of variable rate loans on the books and is partially mitigated by interest rate floors, or minimum rates: as rates rise, the loan rate may continue to be at the minimum rate. At March 31, 2018, we have approximately $611.2 million in loans that are expected to reprice within thirty days of a change in the prime lending rate. For purposes of modeling interest rate risk, we assume that there is a simultaneous parallel shift in all interest rate curves increasing yields on all new loans. We also assume that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude of 11% to 65% depending upon the type of deposit. Further, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a 2.5% reduction in the economic value of equity in the event of a 100 basis point rate increase as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At March 31, 2018, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At March 31, 2018, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment. Our interest rate risk modeling assumes that the prime rate would continue to be set at a rate of 300 basis points over the target federal funds rate; therefore, a 200 basis point decline in overall rates would result in a smaller decline in both target federal funds rate and the prime rate. Further, other rates that are currently below 1% or 2% (e.g. short-term U.S. Treasuries and LIBOR) are modeled to not fall below 0% with an overall 100 or 200 basis point decrease in rates. Many of our variable rate loans are set to an index tied to the prime rate, the target federal funds rate or LIBOR, therefore, a further decrease in rates would likely not have a substantial impact on loan yields.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the first quarter 2018.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
January 1 to January 31	-	$-	-	1,000,000
February 1 to February 28	37,088	27.68	-	1,000,000
March 1 to March 31	2,598	28.34	-	1,000,000
____________________	39,686	$27.72	-	1,000,000

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

i

Dated: April 30, 2018	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)