Form 10-Q
period 2018-06-30
Guaranty Bancorp
filed 2018-07-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 29,308,857 shares of the registrant’s common stock outstanding, of which 441,335 shares were in the form of unvested stock awards.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$72,348	$51,553

Time deposits with banks	254	254

Securities available for sale, at fair value	316,499	329,977
Securities held to maturity (fair value of $245,692 and $257,665
at June 30, 2018 and December 31, 2017)	253,398	259,916
Bank stocks, at cost	28,419	24,419
Total investments	598,316	614,312

Loans held for sale	1,766	1,725

Loans, held for investment, net of deferred costs and fees	2,874,955	2,805,663
Less allowance for loan losses	(23,750)	(23,250)
Net loans, held for investment	2,851,205	2,782,413

Premises and equipment, net	63,957	65,874
Other real estate owned and foreclosed assets	629	761
Goodwill	67,917	65,106
Other intangible assets, net	16,738	14,441
Bank-owned life insurance	79,706	78,573
Other assets	23,131	23,878
Total assets	$3,775,967	$3,698,890

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$924,415	$939,550
Interest-bearing demand and NOW	835,378	813,882
Money market	519,916	527,621
Savings	206,710	201,687
Time	461,376	458,887
Total deposits	2,947,795	2,941,627

Securities sold under agreement to repurchase	56,856	44,746
Federal Home Loan Bank line of credit borrowing	220,700	157,444
Federal Home Loan Bank term notes	50,000	70,000
Subordinated debentures, net	65,106	65,065
Interest payable and other liabilities	16,559	15,109
Total liabilities	3,357,016	3,293,991

Stockholders’ equity:
Common stock (1)	32	32
Additional paid-in capital - common stock	861,275	859,509
Accumulated deficit	(324,931)	(343,383)
Accumulated other comprehensive loss	(9,757)	(4,694)
Treasury stock, at cost, 2,461,008 and 2,421,208 shares, respectively	(107,668)	(106,565)
Total stockholders’ equity	418,951	404,899
Total liabilities and stockholders’ equity	$3,775,967	$3,698,890
____________________

(1)

Common stock—$0.001 par value; 40,000,000 shares authorized; 31,769,865 shares issued and 29,308,857 shares outstanding at June  30, 2018 (includes 441,335 shares of unvested restricted stock); 40,000,000 shares authorized; 31,643,472 shares issued and 29,222,264 shares outstanding at December 31, 2017 (includes 434,149 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$33,549	$28,976	$65,664	$56,368
Investment securities:
Taxable	2,555	2,356	5,111	4,671
Tax-exempt	1,230	1,243	2,453	2,480
Dividends	391	347	814	736
Federal funds sold and other	38	11	57	19
Total interest income	37,763	32,933	74,099	64,274
Interest expense:
Deposits	2,777	1,786	5,048	3,323
Securities sold under agreement to repurchase	27	15	48	32
Federal funds purchased	23	-	23	-
Borrowings	1,125	777	2,187	1,548
Subordinated debentures	933	856	1,822	1,700
Total interest expense	4,885	3,434	9,128	6,603
Net interest income	32,878	29,499	64,971	57,671
Provision for loan losses	530	206	718	211
Net interest income, after provision for loan losses	32,348	29,293	64,253	57,460
Noninterest income:
Deposit service and other fees	3,646	3,545	6,967	6,825
Investment management and trust	2,466	1,483	4,764	3,004
Increase in cash surrender value of life insurance	661	615	1,331	1,210
Gain on sale of securities	16	-	16	-
Gain on sale of SBA loans	255	447	486	828
Other	311	252	761	877
Total noninterest income	7,355	6,342	14,325	12,744
Noninterest expense:
Salaries and employee benefits	12,871	11,247	25,774	23,173
Occupancy expense	1,681	1,674	3,419	3,226
Furniture and equipment	1,031	975	2,091	1,920
Amortization of intangible assets	952	648	1,864	1,297
Other real estate owned, net	2	126	41	194
Insurance and assessments	670	647	1,367	1,353
Professional fees	1,040	1,252	2,131	2,226
Impairment of long-lived assets	-	34	-	224
Other general and administrative	4,424	3,900	7,930	7,419
Total noninterest expense	22,671	20,503	44,617	41,032
Income before income taxes	17,032	15,132	33,961	29,172
Income tax expense	3,769	5,007	7,141	9,207
Net income	$13,263	$10,125	$26,820	$19,965

Earnings per common share–basic:	$0.46	$0.36	$0.93	$0.72
Earnings per common share–diluted:	0.46	0.36	0.92	0.71
Dividends declared per common share:	0.16	0.13	0.33	0.25

Weighted average common shares outstanding-basic:	28,863,536	27,913,082	28,843,295	27,890,446
Weighted average common shares outstanding-diluted:	29,048,850	28,095,871	29,067,349	28,120,746

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

	(In thousands)

Net income	$13,263	$10,125	$26,820	$19,965
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(1,558)	2,036	(6,494)	2,158
Income tax effect	384	(774)	1,601	(820)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	107	129	214	245
Income tax effect	(27)	(49)	(53)	(93)
Reclassification adjustment for net losses (gains) included
in net income during the period	(16)	-	(16)	-
Income tax effect	4	-	4	-
Change in fair value of derivatives during the period	192	(264)	707	(220)
Income tax effect	(47)	101	(174)	84
Reclassification adjustment of losses on derivatives
during the period	78	202	211	419
Income tax effect	(19)	(77)	(52)	(159)
Other comprehensive income (loss)	(902)	1,304	(4,052)	1,614
Total comprehensive income	$12,361	$11,429	$22,768	$21,579

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2017	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378
Net income	-	-	-	19,965	-	19,965
Other comprehensive income	-	-	-	-	1,614	1,614
Stock compensation awards, net of forfeitures	111,681	-	-	-	-	-
Stock based compensation, net	-	1,502	-	-	-	1,502
Repurchase of common stock	(38,927)	-	(953)	-	-	(953)
Dividends paid	-	-	-	(6,977)	-	(6,977)
Balance, June 30, 2017	28,406,758	$833,600	$(106,003)	$(354,956)	$(5,112)	$367,529

Balance, January 1, 2018	29,222,264	$859,541	$(106,565)	$(343,383)	$(4,694)	$404,899
Net income	-	-	-	26,820	-	26,820
Other comprehensive loss	-	-	-	-	(4,052)	(4,052)
Stock compensation awards, net of forfeitures	126,393	-	-	-	-	-
Stock based compensation, net	-	1,766	-	-	-	1,766
Repurchase of common stock	(39,800)	-	(1,103)	-	-	(1,103)
Reclassification of stranded tax effect	-	-	-	1,011	(1,011)	-
Dividends paid	-	-	-	(9,379)	-	(9,379)
Balance, June 30, 2018	29,308,857	$861,307	$(107,668)	$(324,931)	$(9,757)	$418,951

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017

	(In thousands)
Cash flows from operating activities:
Net income	$26,820	$19,965
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	3,355	2,775
Net accretion on investment and loan portfolios	(496)	(458)
Provision for loan losses	718	211
Impairment of long-lived assets	-	224
Stock compensation, net	1,766	1,502
Dividends on bank stocks	(343)	(290)
Increase in cash surrender value of life insurance	(1,133)	(1,012)
Net gain on sale of securities and SBA loans	(502)	(828)
Gain on the sale of other assets	(273)	(271)
Origination of SBA loans with intent to sell	(4,261)	(4,520)
Proceeds from the sale of SBA loans originated with intent to sell	5,290	6,700
Loss, net, and valuation adjustments on real estate owned	34	159
Net change in:
Interest receivable and other assets	1,448	3,166
Net deferred income tax assets	(7)	672
Interest payable and other liabilities	(67)	(290)
Net cash from operating activities	32,349	27,705
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	15,544	24,406
Purchases	(9,658)	(5,054)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	14,040	8,026
Purchases	(11,869)	(5,520)
Loan originations, net of principal collections	(62,695)	(6,841)
Loan purchases	(4,920)	(58,386)
Purchase of bank-owned life insurance contracts	-	(7,500)
Proceeds from sale of other assets	2,892	1,463
Proceeds from sales of other real estate owned and foreclosed assets	94	240
Proceeds from sale of SBA and other loans transferred to held for sale	-	3,817
Additions to premises and equipment	(766)	(672)
Cash paid in acquisition, net of cash received	(5,223)	-
Net cash from investing activities	(62,561)	(46,021)
Cash flows from financing activities:
Net change in deposits	6,123	64,572
Repayment of Federal Home Loan Bank term notes	(20,000)	(669)
Net change in borrowings on Federal Home Loan Bank line of credit	63,256	(33,791)
Cash dividends on common stock	(9,379)	(6,977)
Net change in repurchase agreements and federal funds purchased	12,110	(7,395)
Repurchase of common stock	(1,103)	(953)
Net cash from financing activities	51,007	14,787
Net change in cash and cash equivalents	20,795	(3,529)
Cash and cash equivalents, beginning of period	51,553	50,111
Cash and cash equivalents, end of period	$72,348	$46,582

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

On May 22, 2018 the Company jointly announced with Independent Bank Group, Inc. (“Independent”), the execution of an Agreement and Plan of Reorganization (the “Reorganization Agreement”), under which the Company would merge (the “Merger”) with and into Independent in an all-stock transaction. Under the terms of the Reorganization Agreement, stockholders of the Company will receive 0.45 shares of Independent common stock for each share of Company common stock. Completion of the Merger is subject to customary conditions, including (i) the effectiveness of Independent’s Registration Statement on Form S-4 registering the Independent shares to be issued in connection with the Merger, which registration statement will be filed with the Securities and Exchange Commission , (ii) the receipt of bank regulatory approvals, (iii) approval of Independent’s shareholders and the Company’s stockholders, and (iv) the satisfaction of other customary closing conditions.  The Company expects the transaction to close late in the fourth quarter 2018.

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

Loans acquired in a business combination, that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable, were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. In the October 27, 2017 Castle Rock transaction, the Company designated $1,283,000 of loans as PCI. As of June 30, 2018, $1,157,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition for one or both of the following reasons: (1) management considered the collection of all contractually required payments probable, and (2) the loan demonstrated no evidence of credit deterioration since origination.

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

(g)Derivative Instruments

The Company records all derivatives on its consolidated balance sheet at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the derivative’s likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-

alone derivative”). To date, the Company has entered into cash flow hedges and stand-alone derivative agreements but has not entered into any fair value hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction impacts earnings. Any portion of the cash flow hedge not deemed highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as noninterest income.

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

(h)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. At the Company’s annual meeting of stockholders on May 5, 2015, the Company’s stockholders approved the Guaranty Bancorp 2015 Long-Term Incentive Plan (the “2015 Plan”), which had been previously approved by the Company’s Board of Directors. The 2015 Plan provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights and other equity-based awards representing up to a total of 935,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan. As of June 30, 2018, there were 493,426 shares remaining available for grant under the 2015 Plan.

As of June 30, 2018, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 16, 2021. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At June 30, 2018 and December 31, 2017, the Company had a net deferred tax asset of $3,136,000 and $1,802,000, respectively, which includes the deferred tax asset associated with the net unrealized loss on securities and interest rate swaps. The portion of the total deferred tax asset related to the net unrealized losses on securities and interest rate swaps was $3,194,000 as of June 30, 2018 and $1,867,000 as of December 31, 2017. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of June 30, 2018, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of June 30, 2018 or December 31, 2017.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2014 and is no longer subject to examination by the State of Colorado for years before 2013. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2018 and December 31, 2017, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Average common shares outstanding	28,863,536	27,913,082	28,843,295	27,890,446
Effect of dilutive unvested stock grants (1)	185,314	182,789	224,054	230,300
Average shares outstanding for calculated
diluted earnings per common share	29,048,850	28,095,871	29,067,349	28,120,746
_____________

(1) Unvested stock grants representing 441,335 shares at June 30, 2018 had a dilutive impact of 185,314 and 224,054 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2018, respectively. Unvested stock grants representing 487,994 shares at June 30, 2017 had a dilutive impact of 182,789 and 230,300 shares in the diluted earnings per share calculation for the three and six months ended June 30, 2017, respectively.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers, codified at ASC 606. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. For public business entities, the amendments of this update became effective beginning with interim and annual reporting periods beginning after December 15, 2017. Interest income earned on financial instruments is outside of the scope of the update, and as a result the impact of the update is limited to certain components of noninterest income. The Company adopted ASC 606 utilizing the modified retrospective method on January 1, 2018. Because the Company’s noninterest income is primarily generated by customer transactions or attributable to the passage of time (wealth management fees), ASC 606 has not had a material impact on the timing of revenue recognition. The Company had no material uncompleted customer contract liabilities as of December 31, 2017 and as a result there was no cumulative transition adjustment recorded in the Company’s accumulated deficit upon adoption in the first quarter 2018. The most significant impact of ASC 606 to the Company was the additional disclosure requirements added to Note 14 “Revenue”.

In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The main provisions of the update eliminated the available for sale classification of accounting for equity securities and adjusted fair value disclosures for financial instruments carried at amortized costs to reflect an exit price as opposed to an entry price. The provisions of this update also required that equity securities be carried at fair market value on the balance sheet and any periodic changes in value to be adjustments to the income statement. A practical expedient was provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The Company adopted the provisions of the update, and as a result, adjusted the June 30, 2018 loan portfolio fair value included in Note nine “Fair Value Measurements and Fair Value of Financial Instruments”.

In August 2016, the FASB issued accounting standards update 2016-15, Statement of Cash Flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update became effective for fiscal years and interim periods beginning after December 15, 2017. The provisions of the update outlined the appropriate classification of debt extinguishment costs, repayment of debt instruments with insignificant coupons, contingent consideration payments made subsequent to a business combination, insurance proceeds, premiums and settlements on bank-owned life insurance policies, distributions from equity method investees, beneficial interest in securitizations and the appropriate classification of payments and receipts that contain aspects of multiple classes of cash flows. The provisions of the update did not affect the presentation of our 2018 statement of cash flows.

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

In February 2018, the FASB issued accounting standards update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of the update allowed an optional reclassification to retained earnings for stranded tax effects included in accumulated other comprehensive income, resulting from the reduction in the U.S. Statutory Corporate Income Tax Rate as provided for in the Tax Act. The provisions of the update are effective for all entities beginning with fiscal years commencing after December 15, 2018, with early adoption allowed in any interim period. The Company adopted the update in the first quarter 2018 and reclassified the $1,011,000 in stranded tax effects from accumulated other comprehensive income into retained earnings, as reflected on the Statement of Changes in Stockholder’s Equity.

Recently Issued but not yet Effective Accounting Standards:

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. Based on leases outstanding at June 30, 2018, we anticipate total assets and total liabilities will increase between $10,000,000 and $12,000,000 as the result of additional leases being recognized on our balance sheet. Decisions to execute, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

In June 2016, the FASB issued accounting standards update 2016-13 Financial Instruments - Credit Losses, commonly referred to as “CECL”. The provisions of the update eliminate the probable incurred recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP, a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers, the amendments of the update will become effective beginning January 1, 2020. The Company has formed a cross-functional committee and has engaged a third party vendor to assist in the identification of appropriate segmentations and methodologies which will assist the Company in forecasting lifetime loss rates. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude or direction of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

Wagner’s and Castle Rock’s results of operations subsequent to the respective merger dates have been included in the Company’s results of operations; however, it is impractical to provide separate information on Wagner or Castle Rock’s revenues and income subsequent to acquisition due to changes in the consolidated balance sheet. Pre-tax merger-related expenses of $75,000, incurred in connection with the Wagner transaction, were included in the Company’s results of operations in the first quarter 2018. An additional $1,033,000 in merger-related expenses were incurred by the Company in the second quarter 2018 related to the Independent transaction, compared to no merger related expense in the second quarter 2017. The Company did not incur debt-issuance or stock-issuance costs in association with the Wagner or Castle Rock transactions.

Goodwill of $2,811,000 and $8,702,000, respectively, was recognized in the Wagner and Castle Rock transactions. The recognized goodwill represents expected synergies and cost savings resulting from combining the operations of the acquired institutions with those of the Company. Since the Wagner acquisition was a taxable transaction, tax-deductible goodwill of $2,811,000 will be amortized over a period of 15 years for income tax purposes. The tax-free structure of the Castle Rock transaction precludes the amortization of tax-deductible goodwill for tax purposes. The fair values of assets acquired and liabilities assumed at acquisition are subject to measurement period adjustments, for a period of one-year following the acquisition, should information obtained in a subsequent period shed light on the valuations utilized as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the January 16, 2018 transaction with Wagner:

Assets acquired:
(In thousands)
Goodwill	$2,811
Other intangible assets, net	4,161
Premises and equipment, net	24
Other assets	188
Total assets acquired	7,184

Liabilities assumed:
Other liabilities	115
Anniversary payment liability	1,846
Total liabilities assumed	1,961
Net Assets Acquired	$5,223

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
UNAUDITED	(Dollars in thousands, except per share data)

Net interest income	$32,878	$29,499	$64,971	$57,671
Noninterest income	7,355	7,122	14,480	14,304
Net income	13,263	10,113	26,893	19,942

Earnings per common share-basic:	$0.46	$0.36	$0.93	$0.72
Earnings per common share-diluted:	$0.46	$0.36	$0.93	$0.71

Unaudited pro forma net income for the first six months of 2018 excludes $75,000 in merger-related expenses incurred by the Company during the first quarter 2018. These expenses were excluded since they were nonrecurring in nature and directly attributable to the transaction. For the first six months of 2017, no merger-related expense adjustments were made to pro forma income.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”) were as follows at the dates presented:

	June 30, 2018
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$79,096	$114	$(2,454)	$81,436
Mortgage-backed - agency / residential	128,007	60	(5,657)	133,604
Corporate	101,247	112	(2,939)	104,074
Collateralized loan obligations	8,149	-	(184)	8,333
Total securities available for sale	$316,499	$286	$(11,234)	$327,447

	December 31, 2017
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
Securities available for sale:
State and municipal	$82,486	$530	$(1,224)	$83,180
Mortgage-backed - agency / residential	131,180	133	(3,069)	134,116
Corporate	103,512	546	(1,320)	104,286
Collateralized loan obligations	12,799	17	(51)	12,833
Total securities available for sale	$329,977	$1,226	$(5,664)	$334,415

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
June 30, 2018:
State and municipal	$132,317	$529	$(3,788)	$135,576
Mortgage-backed - agency / residential	97,333	115	(4,339)	101,557
Asset-backed	14,842	-	(223)	15,065
Other	1,200	-	-	1,200
	$245,692	$644	$(8,350)	$253,398

December 31, 2017:
State and municipal	$136,490	$1,121	$(1,530)	$136,899
Mortgage-backed - agency / residential	103,925	315	(2,088)	105,698
Asset-backed	16,050	7	(76)	16,119
Other	1,200	-	-	1,200
	$257,665	$1,443	$(3,694)	$259,916

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Proceeds	$17	$-	$1,022	$-
Gross gains	16	-	16	-
Gross losses	-	-	-	-
Net tax (benefit) expense related to
gains (losses) on sale	4	-	4	-

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at June 30, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$10,092	$10,111
Due after one year through five years	16,313	16,606
Due after five years through ten years	101,237	105,021
Due after ten years	52,701	53,772
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	180,343	185,510
Mortgage-backed and collateralized
loan obligations	136,156	141,937
Total securities available for sale	$316,499	$327,447

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$4,205	$4,182
Due after one year through five years	17,483	17,700
Due after five years through ten years	73,013	74,734
Due after ten years	38,816	40,160
Total HTM, excluding MBS and asset-backed	133,517	136,776
Mortgage-backed and asset-backed	112,175	116,622
Total securities held to maturity	$245,692	$253,398

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$28,438	$(569)	$35,806	$(1,885)	$64,244	$(2,454)
Mortgage-backed - agency /
residential	50,664	(1,368)	70,806	(4,289)	121,470	(5,657)
Corporate	67,670	(1,908)	23,420	(1,031)	91,090	(2,939)
Collateralized loan obligations	5,149	(137)	3,000	(47)	8,149	(184)

Held to maturity:
State and municipal	41,625	(1,193)	66,848	(3,317)	108,473	(4,510)
Mortgage-backed - agency /
residential	20,086	(623)	76,276	(4,532)	96,362	(5,155)
Asset-backed	-	-	14,842	(548)	14,842	(548)
Total temporarily impaired	$213,632	$(5,798)	$290,998	$(15,649)	$504,630	$(21,447)

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$8,710	$(82)	$36,894	$(1,142)	$45,604	$(1,224)
Mortgage-backed - agency /
residential	43,494	(315)	77,909	(2,754)	121,403	(3,069)
Corporate	38,267	(567)	23,731	(753)	61,998	(1,320)
Collateralized loan obligations	4,532	(13)	3,011	(38)	7,543	(51)

Held to maturity:
State and municipal	18,521	(167)	69,314	(2,057)	87,835	(2,224)
Mortgage-backed - agency /
residential	19,721	(162)	78,472	(2,685)	98,193	(2,847)
Asset-backed	-	-	16,051	(448)	16,051	(448)
Total temporarily impaired	$133,245	$(1,306)	$305,382	$(9,877)	$438,627	$(11,183)

The table above presents unrealized losses on held to maturity securities since the date of each security’s purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of June 30, 2018 or December 31, 2017.

At June 30, 2018, there were 330 individual securities in an unrealized loss position, including 196 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 134 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2017, there were 255 individual securities in an unrealized loss position, including 194 individual securities that had been in a continuous unrealized loss position for 12 months or longer. The total number of securities in an unrealized loss position increased from 255 individual securities at December 31, 2017 to 330 securities at June 30, 2018, primarily as a result of fluctuation in market interest rates. At June 30, 2018, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery in their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At June 30, 2018 and December 31, 2017, the Company’s unrated municipal bonds comprised approximately 4.5% and 4.4%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

Securities with carrying values of $255,834,000 and $219,621,000 were pledged at June 30, 2018 and December 31, 2017, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Certain mortgage backed securities with an aggregate market value of approximately $64,536,000 and $56,383,000 were pledged to secure overnight repurchase agreement borrowings as of June 30, 2018 and December 31, 2017, respectively. Fluctuations in the fair value of these securities, and/or the fluctuation in public deposits or customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to public deposits and repurchase agreement borrowings on a daily basis.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	June 30,	December 31,
	2018	2017

	(In thousands)
Commercial and residential real estate	$2,023,729	$1,977,431
Construction	122,789	99,965
Commercial	547,206	523,355
Agricultural	15,555	16,995
Consumer	124,396	143,066
SBA	40,324	44,121
Other	623	866
Total gross loans	2,874,622	2,805,799
Deferred costs and (fees)	333	(136)
Loans, held for investment, net	2,874,955	2,805,663
Less allowance for loan losses	(23,750)	(23,250)
Net loans, held for investment	$2,851,205	$2,782,413

In the first six months of 2018, the Company purchased $4,920,000 of performing loans included in commercial and residential real estate and commercial loan portfolio segments. During 2017, excluding the Castle Rock transaction, the Company purchased $98,940,000 in performing loans included in commercial and residential real estate, commercial and consumer loan portfolio segments. The Company recognized a $271,000 gain on the sale of its $2.0 million credit card loan portfolio during the first quarter 2017.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(In thousands)
Balance, beginning of period	$23,350	$23,175	$23,250	$23,250
Provision for loan losses	530	206	718	211
Loans charged-off	(332)	(338)	(593)	(463)
Recoveries on loans previously
charged-off	202	82	375	127
Balance, end of period	$23,750	$23,125	$23,750	$23,125

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of June 30, 2018, PCI loans acquired in the Castle Rock and Home State transactions are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three and six months ended June 30, 2018 and June 30, 2017. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2018	$18,545	$310	$4,395	$23,250
Charge-offs	(1)	(298)	(294)	(593)
Recoveries	316	7	52	375
Provision (credit)	(802)	193	1,327	718
Balance as of June 30, 2018	$18,058	$212	$5,480	$23,750

Balance as of April 1, 2018	$18,317	$254	$4,779	$23,350
Charge-offs	-	(138)	(194)	(332)
Recoveries	178	4	20	202
Provision (credit)	(437)	92	875	530
Balance as of June 30, 2018	$18,058	$212	$5,480	$23,750

Balances at June 30, 2018:

Allowance for Loan Losses
Individually evaluated	$-	$-	$2,157	$2,157
Collectively evaluated	18,058	212	3,323	21,593
Total	$18,058	$212	$5,480	$23,750

Loans
Individually evaluated	$9,265	$-	$12,379	$21,644
Collectively evaluated	2,283,208	61,030	509,073	2,853,311
Total	$2,292,473	$61,030	$521,452	$2,874,955

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(133)	(17)	(313)	(463)
Recoveries	65	7	55	127
Provision (credit)	(614)	98	727	211
Balance as of June 30, 2017	$19,400	$193	$3,532	$23,125

Allowance for Loan Losses
Balance as of April 1, 2017	$19,851	$105	$3,219	$23,175
Charge-offs	(125)	(14)	(199)	(338)
Recoveries	51	1	30	82
Provision (credit)	(377)	101	482	206
Balance as of June 30, 2017	$19,400	$193	$3,532	$23,125

Balances at December 31, 2017:

Allowance for Loan Losses
Individually evaluated	$1	$-	$1,121	$1,122
Collectively evaluated	18,544	310	3,274	22,128
Total	$18,545	$310	$4,395	$23,250

Loans
Individually evaluated	$11,256	$1	$12,363	$23,620
Collectively evaluated	2,225,944	74,675	481,424	2,782,043
Total	$2,237,200	$74,676	$493,787	$2,805,663

The following tables provide additional detail with respect to impaired loans broken out according to class as of the dates indicated. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred costs and fees. The unpaid balance represents the recorded balance prior to any partial charge-offs. Interest income recognized year-to-date may exclude an immaterial amount of interest income on matured loans that are 90 days or more past due, but that are in the process of being renewed and thus are still accruing.

June 30, 2018	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,902	$8,443	$-	$9,231	$183
Construction	-	-	-	-	-
Commercial	691	1,216	-	3,073	29
Consumer	274	291	-	261	3
Other	2,084	2,669	-	2,230	34
Total	$10,951	$12,619	$-	$14,795	$249

Impaired loans with a related allowance:
Commercial and residential real estate	$47	$47	$-	$39	$-
Construction	-	-	-	-	-
Commercial	10,532	10,649	2,157	7,980	206
Consumer	114	130	-	142	3
Other	-	-	-	-	-
Total	$10,693	$10,826	$2,157	$8,161	$209

Total impaired loans:
Commercial and residential real estate	$7,949	$8,490	$-	$9,270	$183
Construction	-	-	-	-	-
Commercial	11,223	11,865	2,157	11,053	235
Consumer	388	421	-	403	6
Other	2,084	2,669	-	2,230	34
Total impaired loans	$21,644	$23,445	$2,157	$22,956	$458

December 31, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,981	$10,705	$-	$16,166	$2,052
Construction	-	-	-	-	-
Commercial	1,006	1,553	-	886	195
Consumer	367	425	-	88	-
Other	2,233	2,838	-	1,066	62
Total	$13,587	$15,521	$-	$18,206	$2,309

Impaired loans with a related allowance:
Commercial and residential real estate	$46	$157	$1	$779	$-
Construction	-	-	-	-	-
Commercial	9,807	9,899	1,120	5,262	447
Consumer	180	214	1	329	18
Other	-	-	-	635	6
Total	$10,033	$10,270	$1,122	$7,005	$471

Total impaired loans:
Commercial and residential real estate	$10,027	$10,862	$1	$16,945	$2,052
Construction	-	-	-	-	-
Commercial	10,813	11,452	1,120	6,148	642
Consumer	547	639	1	417	18
Other	2,233	2,838	-	1,701	68
Total impaired loans	$23,620	$25,791	$1,122	$25,211	$2,780

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

June 30, 2018	30-89 Days Past Due	90 Days + Past Due and Still Accruing	90 Days + Past Due and Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$182	$-	$176	$358	$2,023,964
Construction	-	-	-	-	122,803
Commercial	707	170	3,144	4,021	547,269
Consumer	455	200	47	702	124,410
Other	1,202	-	1,138	2,340	56,509
Total	$2,546	$370	$4,505	$7,421	$2,874,955

December 31, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	90 Days + Past Due and Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$410	$-	$1,750	$2,160	$1,977,335
Construction	-	-	-	-	99,960
Commercial	1,663	-	2,079	3,742	523,330
Consumer	469	-	444	913	143,059
Other	327	-	1,281	1,608	61,979
Total	$2,869	$-	$5,554	$8,423	$2,805,663

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $147,000 for the six months ended June 30, 2018 and $149,000 for the six months ended June 30, 2017. The gross quarter-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $61,000 for the second quarter 2018 and $59,000 for the second quarter 2017.

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

June 30, 2018	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$2,014,620	$122,789	$536,337	$124,052	$51,901	$2,849,699
Substandard	9,109	-	10,869	344	4,601	24,923
Doubtful	-	-	-	-	-	-
Subtotal	2,023,729	122,789	547,206	124,396	56,502	2,874,622
Deferred costs and (fees)	235	14	63	14	7	333
Loans, held for investment, net	$2,023,964	$122,803	$547,269	$124,410	$56,509	$2,874,955

December 31, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,964,934	$99,965	$513,563	$142,512	$57,256	$2,778,230
Substandard	12,497	-	9,792	554	4,726	27,569
Doubtful	-	-	-	-	-	-
Subtotal	1,977,431	99,965	523,355	143,066	61,982	2,805,799
Deferred (fees) and costs	(96)	(5)	(25)	(7)	(3)	(136)
Loans, held for investment, net	$1,977,335	$99,960	$523,330	$143,059	$61,979	$2,805,663

The book balance of TDRs at June 30, 2018 and December 31, 2017, was $16,977,000 and $19,256,000, respectively. Management established approximately $17,000 and $53,000 in specific reserves for these loans as of June 30, 2018 and December 31, 2017, respectively. The Company had an additional $3,402,000 and $4,181,000 committed on loans classified as TDRs at June 30, 2018 and December 31, 2017,  respectively.

During the six months ended June 30, 2018, the terms of five loans totaling $1,064,000, were modified in troubled debt restructurings. The modifications of the terms of the five loans included four restructurings of payment terms and one renewal of a loan with a term more favorable to the borrower than would otherwise be available based on the borrower’s financial strength. During the three months ended June 30, 2018, the terms of three loans totaling $134,000, were modified in troubled debt restructurings. The modifications of the terms of the three loans included two restructurings of payment terms and one renewal of a loan with a term more favorable to the borrower than would otherwise be available based on the borrower’s financial strength.

During the six months ended June 30, 2017, the terms of 19 loans totaling $4,067,000 were modified in troubled debt restructurings. The modification of the terms of such loans included ten restructurings of payment terms and nine  loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower’s financial strength. During the three months ended June 30, 2017, the terms of 14 loans totaling $3,036,000, were modified in troubled debt restructurings. The modification of the terms of such loans included seven restructurings of payment terms and seven loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower’s financial strength. There were no material charge-offs or provisions recorded during the three and six months ended June 30, 2018 or June 30, 2017 on loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was a single default on a TDR in the second quarter 2018 with a balance of $22,000. There were no defaults on TDRs during the six months ended June 30, 2017.

(5)Goodwill and Other Intangible Assets

The Company recognized $2,811,000 in goodwill as a result of the January 16, 2018 Wagner acquisition, $8,702,000 in goodwill as a result of the Castle Rock transaction on October 27, 2017, and $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2018, the Company’s intangible assets were comprised of its core deposit intangible assets, its customer relationship intangible assets and a non-compete intangible asset.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		June 30,	December 31,
	Useful Life	2018	2017

		(In thousands)
Core deposit intangible assets	10 - 15 years	$75,956	$75,956
Core deposit intangible assets accumulated amortization		(66,377)	(65,272)
Core deposit intangible assets, net		9,579	10,684

Customer relationship intangible assets	10 - 13 years	$9,764	$6,243
Customer relationship intangible assets accumulated amortization		(3,146)	(2,486)
Customer relationship intangible assets, net		6,618	3,757

Non-compete agreements intangible asset	3 years	$640	$-
Non-compete agreements intangible asset accumulated amortization		(99)	-
Non-compete agreements intangible asset, net		541	-

Total other intangible assets, net		$16,738	$14,441

(6)Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
June 30, 2018
Short-term borrowings:
American Financial Exchange	$-	2.10%	overnight	$64,000
Bankers' Bank of the West	-	2.45%	overnight	10,000
Federal Reserve Bank	-	2.50%	overnight	1,019
U.S. Bank	-	2.50%	overnight	5,750
Wells Fargo	-	2.42%	overnight	10,000
Wells Fargo - Holding Company LOC	-	5.25%	overnight	10,000
Zions	-	2.14%	overnight	25,000
FHLB line of credit	220,700	2.11%	overnight	735,439
Total short-term borrowings	$220,700

Long-term borrowings:
FHLB term notes (variable rate)	$25,000	2.42%	August 3, 2018	735,439
FHLB term notes (variable rate)	25,000	2.29%	March 7, 2019	735,439
Total long-term borrowings	$50,000

Total borrowings	$270,700

December 31, 2017
Short-term borrowings:
Bankers' Bank of the West	$-	2.00%	overnight	$10,000
Federal Reserve Bank	-	2.00%	overnight	1,650
U.S. Bank	-	2.00%	overnight	5,750
Wells Fargo	-	1.85%	overnight	10,000
Wells Fargo - Holding Company LOC	-	4.75%	overnight	10,000
Zions	-	1.64%	overnight	25,000
FHLB line of credit	157,444	1.47%	overnight	706,251
Total short-term borrowings	$157,444

Long-term borrowings:
FHLB term notes (fixed rate)	$20,000	2.52%	January 23, 2018	706,251
FHLB term notes (variable rate)	25,000	1.48%	March 7, 2018	706,251
FHLB term notes (variable rate)	25,000	1.45%	August 3, 2018	706,251
Total long-term borrowings	$70,000

Total borrowings	$227,444

At June 30, 2018, the Company’s outstanding borrowings were $270,700,000 compared to $227,444,000 at December 31, 2017. These borrowings at June 30, 2018 consisted of $50,000,000 in term notes and $220,700,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2017, outstanding borrowings consisted of $70,000,000 of term notes and $157,444,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 2.11% at June 30, 2018. The Company has two variable rate term notes with the FHLB. The term notes are each $25,000,000 that mature on August 3, 2018 and March 7, 2019 and carry an interest rate that resets quarterly. As of June 30, 2018, the rates on our variable rate term notes were set at 2.42% and 2.29%, respectively.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $735,439,000 at June 30, 2018 and $706,251,000 at December 31, 2017. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $464,739,000 at June 30, 2018 and $477,474,000 at December 31, 2017.

The Company had additional availability with correspondent banks of $125,769,000 and $62,400,000 at June 30, 2018 and December 31, 2017, respectively, as outlined in the table above.

In March 2018, the holding company renewed its agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 15, 2019. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of June 30, 2018,  no amounts had been borrowed on this line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At June 30, 2018, the Company’s outstanding subordinated debentures and notes (collectively, the “Debentures”) consisted of $65,774,000 in debt, partially offset by $668,000 in debt issuance costs. At December 31, 2017, the Company’s outstanding Debentures consisted of $65,774,000 in debt, partially offset by $709,000 in debt issuance costs. As of June 30, 2018, the Debentures carried a weighted average cost of funds of 5.53% compared to 5.14% at December 31, 2017.

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

In July 2016, the Company issued its third set of Debentures in anticipation of closing on the Home State transaction. This third issuance of $40,000,000 Fixed-to-Floating rate Subordinated Notes (the “Notes”) initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears and mature July 20, 2026. The carrying balance of the Notes at June 30, 2018 was comprised of the $40,000,000 face amount net of unamortized debt-issuance costs of $668,000.  The terms of the Notes provide that on July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of June 30, 2018, the Company was in compliance with all financial covenants of all three of the Debentures.

At June 30, 2018, the Company had accrued, unpaid interest on all three series of Debentures of approximately $1,366,000 compared to $1,305,000 at December 31, 2017. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both June 30, 2018 and December 31, 2017, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at June 30, 2018 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	10/15/2018	Variable	LIBOR + 2.65%	5.00%	10/15/2018
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	10/7/2018	Variable	LIBOR + 3.10%	5.45%	10/7/2018
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On July 7, 2018, the rate on the Guaranty Capital Trust III subordinated debentures reset to 5.44%. On July 15, 2018, the rate on the CenBank Trust III subordinated debentures reset to 4.99%.  The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the terms of the notes provide that the notes convert to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	June 30, 2018	December 31, 2017

	(In thousands)
Commitments to extend credit:
Variable	$504,665	$508,186
Fixed	97,188	116,026
Total commitments to extend credit	$601,853	$624,212

Standby letters of credit	$12,264	$12,398

At June 30, 2018, the rates on the fixed rate commitments to extend credit ranged from 2.75% to 7.00%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at June 30, 2018
State and municipal securities	$-	$71,927	$7,169	$79,096
Mortgage-backed securities – agency /
residential	-	128,007	-	128,007
Corporate securities	-	101,247	-	101,247
Collateralized loan obligations	-	8,149	-	8,149
Interest rate swap - cash flow hedge	-	131	-	131
Interest rate swap - cash flow hedge	-	(223)	-	(223)

Assets/(Liabilities) at December 31, 2017
State and municipal securities	$-	$75,162	$7,324	$82,486
Mortgage-backed securities – agency /
residential	-	131,180	-	131,180
Corporate securities	-	103,512	-	103,512
Collateralized loan obligations	-	12,799	-	12,799
Interest rate swaps - cash flow hedge	-	(1,010)	-	(1,010)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the six months ended June 30, 2018.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and June 30, 2017:

	State and Municipal Securities
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

	(In thousands)
Beginning balance	$7,247	$7,324
Total unrealized gains (losses) included in:
Net income	2	6
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(80)	(161)
Transfers in and (out) of Level 3	-	-
Balance June 30, 2018	$7,169	$7,169

	State and Municipal Securities
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

	(In thousands)
Beginning balance	$31,674	$31,752
Total unrealized gains (losses) included in:
Net income	2	4
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(81)	(161)
Transfers in and (out) of Level 3	-	-
Balance June 30, 2017	$31,595	$31,595

For the three and six months ended June 30, 2018 and June 30, 2017, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three and six months ended June 30, 2018 and June 30, 2017, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at June 30, 2018 and December 31, 2017:

June 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,169	discounted cash flow	discount rate	2.89%-3.39%
Total	$7,169

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,324	discounted cash flow	discount rate	2.50%-3.00%
Total	$7,324

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of June 30, 2018 and December 31, 2017.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of June 30, 2018 and December 31, 2017.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2018:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$72,348	$72,348	$-	$-	$72,348
Time deposits with banks	254	254	-	-	254
Securities available for sale	316,499	-	309,330	7,169	316,499
Securities held to maturity	253,398	-	243,249	2,443	245,692
Bank stocks	28,419	n/a	n/a	n/a	n/a
Loans held for sale	1,766	1,943	-	-	1,943
Loans held for investment, net	2,851,205	-	-	2,767,615	2,767,615
Accrued interest receivable	11,852	-	11,852	-	11,852
Interest rate swap - cash flow hedge	131	-	131	-	131

Financial liabilities:
Deposits	$2,947,795	$-	$2,942,252	$-	$2,942,252
Federal funds purchased and sold under
agreements to repurchase	56,856	-	56,856	-	56,856
Short-term borrowings	220,700	-	220,700	-	220,700
Subordinated debentures	65,106	-	-	63,012	63,012
Long-term borrowings	50,000	-	49,980	-	49,980
Accrued interest payable	2,328	-	2,328	-	2,328
Interest rate swap - cash flow hedge	223	-	223	-	223

		Fair Value Measurements at December 31, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,553	$51,553	$-	$-	$51,553
Time deposits with banks	254	254	-	-	254
Securities available for sale	329,977	-	322,653	7,324	329,977
Securities held to maturity	259,916	-	255,189	2,476	257,665
Bank stocks	24,419	n/a	n/a	n/a	n/a
Loans held for sale	1,725	1,898	-	-	1,898
Loans held for investment, net	2,782,413	-	-	2,771,262	2,771,262
Accrued interest receivable	11,441	-	11,441	-	11,441

Financial liabilities:
Deposits	$2,941,627	$-	$2,937,584	$-	$2,937,584
Federal funds purchased and sold under
agreements to repurchase	44,746	-	44,746	-	44,746
Short-term borrowings	157,444	-	157,444	-	157,444
Subordinated debentures	65,065	-	-	61,129	61,129
Long-term borrowings	70,000	-	70,141	-	70,141
Accrued interest payable	1,930	-	1,930	-	1,930
Interest rate swap - cash flow hedge	1,010	-	1,010	-	1,010

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

Beginning in the first quarter 2018, the fair value of loans was determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of June 30, 2018 and December 31, 2017 are not comparable.

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

The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2018 and December 31, 2017:

	Balance	Fair Value
	Sheet	June 30,	December 31,
	Location	2018	2017

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$131	$-
Liabilities:
Interest rate swaps	Other liabilities	$223	$1,010

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of June 30, 2018, and December 31, 2017, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of June 30, 2018 and December 31, 2017 is included in the table below:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	2.4 years	2.9 years
Unrealized gains (losses), net	$(92)	$(1,010)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the six months ended June 30, 2018 and June 30, 2017, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, approximately $82,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and six months ended June 30, 2018 and June 30, 2017:

	Income	Three Months Ended		Six Months Ended
Interest Rate Swaps with	Statement	June 30,		June 30,
Hedge Designation	Location	2018	2017	2018	2017

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$145	$(163)	$533	$(136)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	59	125	159	260

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2018 had posted $3,626,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

(11)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2018 and June 30, 2017:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, April 1, 2017	$(3,837)	$(1,606)	$(973)	$(6,416)
Other comprehensive income (loss)
before reclassifications, net of tax	1,262	-	(163)	1,099
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	80	125	205
Net other comprehensive income (loss)	1,262	80	(38)	1,304
Balance, June 30, 2017	$(2,575)	$(1,526)	$(1,011)	$(5,112)

Balance, January 1, 2017	$(3,913)	$(1,678)	$(1,135)	$(6,726)
Other comprehensive income (loss)
before reclassifications, net of tax	1,338	-	(136)	1,202
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	152	260	412
Net other comprehensive income (loss)	1,338	152	124	1,614
Balance, June 30, 2017	$(2,575)	$(1,526)	$(1,011)	$(5,112)

Balance, April 1, 2018	$(7,063)	$(1,594)	$(198)	$(8,855)
Other comprehensive income (loss)
before reclassifications, net of tax	(1,174)	-	145	(1,029)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(12)	80	59	127
Net other comprehensive income (loss)	(1,186)	80	204	(902)
Balance, June 30, 2018	$(8,249)	$(1,514)	$6	$(9,757)

Balance, January 1, 2018	$(2,751)	$(1,377)	$(566)	$(4,694)
Other comprehensive income (loss)
before reclassifications, net of tax	(4,893)	-	533	(4,360)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(12)	161	159	308
Net other comprehensive income (loss)	(4,905)	161	692	(4,052)
Reclassification of stranded tax effect	(593)	(298)	(120)	(1,011)
Balance, June 30, 2018	$(8,249)	$(1,514)	$6	$(9,757)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2018 and June 30, 2017:

Details about					Affected Income Statement
AOCI Components	Amount Reclassified from AOCI				Line Item
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Unrealized gains and losses on
available for sale securities	$(16)	$-	$(16)	$-	(Gain) loss on the sale of securities
	4	-	4	-	Income tax effect
	$(12)	$-	$(12)	$-	Net income
Unrealized gains and losses on
held to maturity securities	$107	$129	$214	$245	Interest income
	(27)	(49)	(53)	(93)	Income tax effect
	$80	$80	$161	$152	Net income
Unrealized gains and losses on
cash flow hedges	$78	$202	$211	$419	Interest expense
	(19)	(77)	(52)	(159)	Income tax effect
	$59	$125	$159	$260	Net income
Total reclassifications
for the period	$127	$205	$308	$412	Net income

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of June 30, 2018, there were 322,890 and 118,445 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of June 30, 2018, there were 493,426 shares remaining available for grant under the 2015 Plan.

Of the 441,335 shares represented by unvested awards at June 30, 2018,  approximately 425,000 shares are expected to vest. At June 30, 2018, there were 272,062 shares of restricted stock outstanding that were subject to a performance condition. As of June 30, 2018, management expects that approximately 264,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through May 2018. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2016, 2017 and 2018 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of June 30, 2018, management expected that all of the performance awards made in 2014, 2016, 2017 and 2018 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the recognition of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the six months ended June 30, 2018 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2018	434,149	$17.05
Awarded	135,038	27.95
Forfeited	(8,645)	24.51
Vested	(119,207)	16.37
Unearned at June 30, 2018	441,335	$20.43

The Company recognized $1,766,000 and $1,502,000 in stock-based compensation expense for services rendered for the six months ended June 30, 2018 and June 30, 2017, respectively. The total income tax benefit recognized on share-based compensation recorded during the six months ended June 30, 2018 and June 30, 2017,  was $436,000 and $571,000, respectively. The Company recognized $852,000 and $754,000 in stock-based compensation expense for services rendered for the three months ended June 30, 2018 and June 30, 2017, respectively. The total income tax benefit recognized on share-based compensation recorded during the three months ended June 30, 2018 and June 30, 2017, was $210,000 and $287,000, respectively. In addition to the tax benefit on recorded share-based compensation expense, the Company recognized an excess tax benefit of $337,000 and $560,000 during the six months ended June 30, 2018 and June 30, 2017, respectively. Likewise, the excess tax benefit recognized during the second quarter 2018  and 2017 was $10,000 and $49,000, respectively. The excess tax benefit represents the tax effect of the appreciation of the stock price on vested restricted stock between the grant date and the vesting date multiplied by the number of shares vested during the period. The grant date fair value of restricted stock awards granted in the six  months ended June 30, 2018 and June 30, 2017 was $3,774,000 and $2,845,000, respectively. The fair value of shares that vested in the six months ended June 30, 2018 and June 30, 2017 was approximately $3,316,000 and $3,369,000, respectively. At June 30, 2018,  compensation cost of $5,109,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.4 years.

(13)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at June 30, 2018	Ratio at December 31, 2017	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.75%	10.57%	7.00%	N/A
Guaranty Bank and Trust Company	12.08%	12.29%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.53%	11.36%	8.50%	N/A
Guaranty Bank and Trust Company	12.08%	12.29%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.51%	13.36%	10.50%	N/A
Guaranty Bank and Trust Company	12.82%	13.03%	10.50%	10.00%

Leverage Ratio
Consolidated	10.18%	10.21%	4.00%	N/A
Guaranty Bank and Trust Company	10.67%	11.05%	4.00%	5.00%

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

All of the Company’s revenue that is subject to ASC 606 is included in noninterest income, however not all noninterest income is subject to ASC 606. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2018 and June 30, 2017. Totals in the table may not agree to the amounts included in the Company’s consolidated statements of income as certain sources of revenue not subject to

ASC 606 are excluded from the table.

A.

		Three Months Ended		Six Months Ended
	Income Statement Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

		(In thousands)
Overdraft related income	Deposit service and other fees	$833	$886	$1,646	$1,728
Deposit service income	Deposit service and other fees	177	172	371	306
Analysis income	Deposit service and other fees	473	499	948	992
Wire fee income	Deposit service and other fees	88	55	165	109
Interchange income	Deposit service and other fees	1,770	1,657	3,363	3,231
Safe deposit box rental income	Deposit service and other fees	58	58	123	122
Other fee income	Deposit service and other fees	54	41	106	90
Subtotal		$3,453	$3,368	$6,722	$6,578

Trust fee income	Investment management and trust	$568	$567	$1,138	$1,124
Investment advisory income	Investment management and trust	1,898	916	3,626	1,880
Subtotal		$2,466	$1,483	$4,764	$3,004

Gain (loss) on sale of assets	Other noninterest income	$(8)	$(14)	$273	$257
Other	Other noninterest income	129	89	247	220
Subtotal		$121	$75	$520	$477

A description of the Company’s revenue streams accounted for under ASC 606 follows.

Overdraft-related income: The Company earns fees from its deposit customers for overdrafts and for maintaining accounts in an overdraft position. Overdraft fees are recognized at the point in time that the overdraft occurs or each day that an account remains in an overdraft position, which is the same time the Company’s performance obligation is satisfied.

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

Investment advisory and trust fee income: The Company earns investment advisory and trust fee income by providing investment management and trust services to customers under investment management and trust contracts. These fees are earned over time based on the assets under management by the Company as of each quarter-end. As the direction of investment management and trust accounts is provided over time, the performance obligation to investment management and trust customers is satisfied over time and revenue is recognized over time.

Significant judgments made by the Company in recognizing revenue from contracts with customers include the estimation of variable consideration, primarily related to the refunding of deposit service fees and the recognition of investment management fees on a straight-line basis over time. The Company’s estimate for refund obligations is based on historical trends and was not material as of June 30, 2018 or December 31, 2017. Investment management fees are recognized over time on a straight-line basis because the provision of advisory services occurs evenly over time and the straight-line method depicts the satisfaction of the Company’s performance obligation to the customer.

With respect to deposit service charges, the deposit service charge is generated and revenue is recognized as customer activity occurs, which is also at the time the performance obligation is satisfied. As a result, the Company typically does not have contract liabilities, or unsatisfied performance obligations with deposit customers as of quarter-end. The majority of the Company's investment management fee revenue is billed quarterly in advance after each quarter end resulting in a contract liability balance being recorded as of the date of the billing. A limited amount of investment management fees are billed in arrears, resulting in a contract asset being recorded as of quarter-end. The Company’s performance obligation for investment management contracts with customers is satisfied evenly over time on a straight-line basis as investment management services are provided to the customer. This pattern of revenue recognition reflects the underlying provision of investment management services to the customer throughout the quarter. Because investment management fees are billed quarterly and earned during the quarter, the Company typically does not have contract liabilities or unsatisfied performance obligations with investment management customers as of quarter-end.

As of both June 30, 2018 and December 31, 2017, the Company had an immaterial amount of contract assets outstanding.

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

•

The pendency of the proposed merger with Independent Bank Group, Inc. (“Independent”) pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”) and the related additional time that our management team spends on the proposed merger.

•	The business uncertainties and contractual restrictions while the Merger is pending and the impact of these factors on employee retention.
•	The possibility that the Reorganization Agreement is terminated or that the Merger does not close.
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

Overview

Guaranty Bancorp is a bank holding company with its principal business to serve as the holding company for its Colorado-based bank subsidiary, Guaranty Bank and Trust Company (the “Bank”). The Bank is the sole member of a single limited liability company that holds real estate, as well as the sole owner of an investment management firm, Private Capital Management LLC (“PCM”). On April 3, 2017, Cherry Hills Investment Advisors Inc., a previously wholly owned subsidiary of the Bank, was consolidated into PCM. References to “Company”, “us”, “we” and “our” refer to Guaranty Bancorp on a consolidated basis. References to “Guaranty Bancorp” or to the “holding company” refer to the parent company on a stand-alone basis.

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

On May 22, 2018, the Company jointly announced Independent, the execution of the Reorganization Agreement, under which the Company would merge with and into Independent in an all-stock transaction. The Company expects the transaction to close late in the fourth quarter 2018.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended June 30,			Six Months Ended June 30,
			Change			Change
			Favorable			Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$37,763	$32,933	$4,830	$74,099	$64,274	$9,825
Interest expense	4,885	3,434	(1,451)	9,128	6,603	(2,525)
Net interest income	32,878	29,499	3,379	64,971	57,671	7,300
Provision for loan losses	530	206	(324)	718	211	(507)
Net interest income after
provision for loan losses	32,348	29,293	3,055	64,253	57,460	6,793
Noninterest income	7,355	6,342	1,013	14,325	12,744	1,581
Noninterest expense	22,671	20,503	(2,168)	44,617	41,032	(3,585)
Income before income taxes	17,032	15,132	1,900	33,961	29,172	4,789
Income tax expense	3,769	5,007	1,238	7,141	9,207	2,066
Net income	$13,263	$10,125	$3,138	$26,820	$19,965	$6,855

Common Share Data:
Earnings per common
share–basic	$0.46	$0.36	$0.10	$0.93	$0.72	$0.21
Earnings per common
share–diluted	$0.46	$0.36	$0.10	$0.92	$0.71	$0.21
Weighted average common
shares outstanding–basic	28,863,536	27,913,082	950,454	28,843,295	27,890,446	952,849
Weighted average common
shares outstanding–diluted	29,048,850	28,095,871	952,979	29,067,349	28,120,746	946,603
Average equity to average assets	11.15%	10.72%	0.43%	11.08%	10.66%	0.42%
Return on average equity	12.79%	11.13%	1.66%	13.12%	11.15%	1.97%
Return on average assets	1.43%	1.19%	0.24%	1.45%	1.19%	0.26%
Dividend payout ratio	35.37%	34.47%	0.90%	34.97%	34.95%	0.02%

	June 30,	June 30,
	2018	2017	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.51%	13.65%	(0.14)%
Leverage ratio	10.18%	9.98%	0.20%
Loans(1), net of deferred costs and fees
to deposits	97.53%	93.27%	4.26%
Allowance for loan losses to loans (1),
net of deferred costs and fees	0.83%	0.90%	(0.07)%
Allowance for loan losses to
nonperforming loans	487.18%	500.32%	(13.14)%
Classified assets to allowance
and Tier 1 capital (2)	6.99%	8.08%	(1.09)%
Noninterest bearing deposits to
total deposits	31.36%	31.70%	(0.34)%
Time deposits to total deposits	15.65%	15.09%	0.56%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Second Quarter 2018 Compared to First Quarter 2018

Net income for the second quarter 2018 was $13.3 million, or $0.46 per diluted common share, compared to net income of $13.6 million, or $0.47 per diluted common share in the first quarter 2018. The $0.3 million decrease in net income in the second quarter 2018, compared to the first quarter 2018, was due to a $0.7 million increase in noninterest expense, a $0.3 million increase in provision for loan losses and a $0.4 million increase in income tax expense, mostly offset by a $0.8 million increase in net interest income and a $0.4 million increase in noninterest income. The second quarter 2018 increase in noninterest expense, compared to the first quarter 2018, was primarily due to a $1.0 million increase in merger-related expenses attributable to the pending merger with and into Independent. The increase in income tax expense in the second quarter 2018, compared to the first quarter 2018, was primarily a result of a direct tax benefit of $327,000 recorded in the first quarter 2018 related to the vesting of shares of restricted stock. The $0.8 million increase in net interest income in the second quarter 2018, compared to the first quarter 2018, was primarily the result of growth in the balances and yield of average earning assets. The $0.4 million increase in noninterest income in the second quarter 2018, compared to the first quarter 2018, was the result of increased deposit service charges and other fees in addition to increased investment management and trust income.

Second Quarter 2018 Compared to Second Quarter 2017

Net income for the second quarter 2018 was $13.3 million, or $0.46 per diluted common share, compared to net income of $10.1 million, or $0.36 per diluted common share in the second quarter 2017. The $3.1 million increase in net income in the second quarter 2018, compared to the second quarter 2017, was attributable to a $3.4 million increase in net interest income, a $1.0 million increase in noninterest income and a $1.2 million decrease in tax expense, partially offset by a $0.3 million increase in provision expense and a $2.2 million increase in noninterest expense. The $3.4 million increase in net interest income in the second quarter 2018, compared to the second quarter 2017, was attributable to a $4.8 million increase in interest income, partially offset by a $1.5 million increase in interest expense. The $1.0 million increase in noninterest income in the second quarter 2018, compared to the second quarter 2017, was primarily due to the $1.0 million increase in investment management and trust income, as a result of the first quarter 2018 purchase of the assets under management of Wagner. The $1.2 million reduction in income tax expense was the result of the reduction of the federal corporate income tax rate from 35% to 21% due to the December 2017, Tax Cuts and Jobs Act (the “Tax Act”). The $2.2 million increase in noninterest expense in the second quarter 2018, compared to the same quarter in 2017, was primarily attributable to increased salary and employee benefits expense as a result of the fourth quarter 2017 acquisition of Castle Rock, and the first quarter 2018 acquisition of Wagner. In addition, second quarter 2018 noninterest expense included a $1.0 million increase in merger-related expenses related to the pending merger with and into Independent, compared to the second quarter 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, net income was $26.8 million, or $0.92 per diluted common share, compared to $20.0 million, or $0.71 per diluted common share for the same period in 2017. The $6.8 million increase in net income during the six months ended June 30, 2018, compared to the same period in 2017, was primarily attributable to a $7.3 million increase in net interest income, a $1.6 million increase in noninterest income and a $2.1 million decrease in income tax expense, partially offset by a $0.5 million increase in provision expense and a $3.6 million increase in noninterest expense. The growth in net interest income was due to increases in average earning assets compounded by increased yield on earning assets. The $1.6 million increase in noninterest income was mostly due to a $1.8 million increase in investment management and trust income as a result of the Wagner acquisition. The $2.1 million decrease in income tax expense is a result of the reduced federal corporate income tax rate, which became effective January 1, 2018 following the December 2017 signing of the Tax Act. The $3.6 million increase in noninterest expense was mostly attributable to the increased personnel and occupancy expense related to growth of the Company through the Castle Rock and Wagner acquisitions, and a $1.1 million increase in merger-related expenses related to the pending merger with and into Independent.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended June 30, 2018 and the prior four quarters:

Table 2

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(Dollars in thousands)
Net interest income	$32,878	$32,093	$31,794	$31,334	$29,499
Interest rate spread	3.54%	3.54%	3.56%	3.71%	3.53%
Net interest margin	3.80%	3.77%	3.77%	3.91%	3.74%
Net interest margin, fully tax
equivalent (1)	3.87%	3.84%	3.89%	4.02%	3.85%
Loan yield	4.71%	4.59%	4.57%	4.73%	4.50%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.59%	0.52%	0.44%	0.44%	0.46%
Average cost of deposits
(including noninterest-
bearing deposits)	0.38%	0.31%	0.28%	0.27%	0.26%
______________________

(1) The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 24.66% for 2018 and 38.01% for 2017.

The following table summarizes the Company’s net interest income and related spread and margin for the six months ended June 30, 2018 and June 30, 2017:

Table 3

	Six Months Ended
	June 30,	June 30,
	2018	2017
	(Dollars in thousands)
Net interest income	$64,971	$57,671
Interest rate spread	3.54%	3.50%
Net interest margin	3.79%	3.69%
Net interest margin, fully tax
equivalent (1)	3.86%	3.80%
Loan yield	4.65%	4.44%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.56%	0.44%
Average cost of deposits
(including noninterest-
bearing deposits)	0.34%	0.25%
______________________

(1) The tax-equivalent basis was computed by calculating the deemed interest on municipal bonds and tax-exempt loans that would have been earned on a fully taxable basis to yield the same after-tax income, net of the interest expense disallowance under Internal Revenue Code Sections 265 and 291, using a combined federal and state marginal tax rate of 24.66% for 2018 and 38.01% for 2017.

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

Table 4

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,858,683	$33,549	4.71%	$2,581,043	$28,976	4.50%
Investment securities (1)
Taxable	357,286	2,555	2.87%	354,230	2,356	2.67%
Tax-exempt	215,158	1,230	2.29%	201,893	1,243	2.47%
Bank stocks (4)	26,052	391	6.02%	23,531	347	5.91%
Other earning assets	8,669	38	1.76%	4,549	11	0.97%
Total interest-earning assets	3,465,848	37,763	4.37%	3,165,246	32,933	4.17%
Non-earning assets:
Cash and due from banks	36,025			34,714
Other assets	229,342			204,149
Total assets	$3,731,215			$3,404,109

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$840,354	$486	0.23%	$807,883	$354	0.18%
Money market	516,430	807	0.63%	479,009	402	0.34%
Savings	208,785	58	0.11%	179,862	49	0.11%
Time certificates of deposit	462,551	1,426	1.24%	414,533	981	0.95%
Total interest-bearing deposits	2,028,120	2,777	0.55%	1,881,287	1,786	0.38%
Borrowings:
Repurchase agreements	55,358	27	0.20%	31,794	15	0.19%
Federal funds purchased	2,327	23	3.91%	1	-	1.46%
Subordinated debentures	65,098	933	5.75%	65,014	856	5.28%
Borrowings	209,928	1,125	2.15%	182,617	777	1.71%
Total interest-bearing liabilities	2,360,831	4,885	0.83%	2,160,713	3,434	0.64%
Noninterest bearing liabilities:
Demand deposits	939,010			864,359
Other liabilities	15,437			14,078
Total liabilities	3,315,278			3,039,150
Stockholders' equity	415,937			364,959
Total liabilities and stockholders' equity	$3,731,215			$3,404,109

Net interest income		$32,878			$29,499
Net interest margin			3.80%			3.74%
Net interest margin, fully tax
equivalent (2)			3.87%			3.85%

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

(4) Includes Bankers’ Bank of the West stock, Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

Table 4 (continued)

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,847,149	$65,664	4.65%	$2,560,845	$56,368	4.44%
Investment securities (1)
Taxable	360,948	5,111	2.86%	357,993	4,671	2.63%
Tax-exempt	216,257	2,453	2.29%	201,993	2,480	2.48%
Bank stocks (4)	26,446	814	6.21%	23,883	736	6.21%
Other earning assets	6,739	57	1.71%	4,324	19	0.89%
Total interest-earning assets	3,457,539	74,099	4.32%	3,149,038	64,274	4.12%
Non-earning assets:
Cash and due from banks	35,773			35,121
Other assets	229,640			205,053
Total assets	$3,722,952			$3,389,212

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$826,151	$854	0.21%	$790,478	$712	0.18%
Money market	527,523	1,430	0.55%	484,688	735	0.31%
Savings	206,676	114	0.11%	175,823	96	0.11%
Time certificates of deposit	462,228	2,650	1.16%	394,410	1,780	0.91%
Total interest-bearing deposits	2,022,578	5,048	0.50%	1,845,399	3,323	0.36%
Borrowings:
Repurchase agreements	49,567	48	0.20%	34,117	32	0.19%
Federal funds purchased	1,170	23	3.91%	1	-	1.46%
Subordinated debentures	65,087	1,822	5.65%	65,004	1,700	5.27%
Borrowings	220,996	2,187	2.00%	196,570	1,548	1.59%
Total interest-bearing liabilities	2,359,398	9,128	0.78%	2,141,091	6,603	0.62%
Noninterest bearing liabilities:
Demand deposits	935,307			872,251
Other liabilities	15,883			14,725
Total liabilities	3,310,588			3,028,067
Stockholders' equity	412,364			361,145
Total liabilities and stockholders' equity	$3,722,952			$3,389,212

Net interest income		$64,971			$57,671
Net interest margin			3.79%			3.69%
Net interest margin, fully tax
equivalent (2)			3.86%			3.80%

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

Table 5

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)			(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$4,573	$1,357	$3,216	$9,296	$2,783	$6,513
Investment Securities
Taxable	199	179	20	440	401	39
Tax-exempt	(13)	(161)	148	(27)	(373)	346
Bank Stocks	44	6	38	78	(1)	79
Other earning assets	27	13	14	38	24	14
Total interest income	4,830	1,394	3,436	9,825	2,834	6,991

Interest expense:
Deposits:
Interest-bearing demand
and NOW	132	117	15	142	109	33
Money market	405	371	34	695	625	70
Savings	9	1	8	18	1	17
Time certificates of deposit	445	322	123	870	532	338
Repurchase agreements	12	1	11	16	1	15
Federal funds purchased	23	-	23	23	-	23
Subordinated debentures	77	76	1	122	120	2
Borrowings	348	221	127	639	431	208
Total interest expense	1,451	1,109	342	2,525	1,819	706
Net interest income	$3,379	$285	$3,094	$7,300	$1,015	$6,285

Second Quarter 2018 Compared to First Quarter 2018

Net interest income increased to $32.9 million for the second quarter 2018 compared to $32.1 million in the first quarter 2018. The $0.8 million increase in net interest income was mostly due to a $1.4 million increase in interest income, partially offset by a $0.6 million increase in interest expense. Interest income increased in the second quarter 2018 as a result of increased loan yields and increased average loan balances. The increase in interest expense in the second quarter 2018, compared to the first quarter 2018, was primarily from growth in average interest-bearing deposits compounded by a nine basis point increase in the cost of interest-bearing deposits.

Second Quarter 2018 Compared to Second Quarter 2017

Net interest income increased $3.4 million in the second quarter 2018, compared to the second quarter 2017, as a result of a $4.8 million increase in interest income, partially offset by a $1.5 million increase in interest expense over the same period. The increase in interest income was mostly the result of a $300.6 million increase in average interest earning assets in the second quarter 2018, compared to the second quarter 2017, and a 20 basis point increase in the average yield on interest earning assets over the same time period. The increase in interest expense was attributable to increases in deposits and borrowings in addition to increased interest costs on both deposits and borrowings.

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

In the second quarter 2018, we recorded a $0.5 million provision for loan losses, compared to a $0.2 million provision for loan losses in the first quarter 2018 and a $0.2 million provision for loan losses in the second quarter 2017. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2018.

Net charge-offs in the second quarter 2018 were $0.1 million, compared to net charge-offs of $0.1 million in the first quarter 2018 and $0.3 million of net charge-offs in the second quarter 2017.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(In thousands)
Noninterest income:
Deposit service and other fees	$3,646	$3,321	$3,546	$3,580	$3,545
Investment management and trust	2,466	2,298	1,523	1,478	1,483
Increase in cash surrender value of
life insurance	661	670	675	674	615
Gain (loss) on sale of securities	16	-	80	(86)	-
Gain on sale of SBA loans	255	231	285	143	447
Other	311	450	461	341	252
Total noninterest income	$7,355	$6,970	$6,570	$6,130	$6,342

Second Quarter 2018 Compared to First Quarter 2018

Noninterest income increased $0.4 million during the second quarter 2018, compared to the first quarter 2017, primarily as a result of increased deposit service charges and growth in investment management and trust income.

Second Quarter 2018 Compared to Second Quarter 2017

Noninterest income increased $1.0 million during the second quarter 2018, compared to the same quarter in 2017, primarily as a result of an increase in investment management and trust income attributable to the first quarter 2018 Wagner acquisition.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Six Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Noninterest income:
Deposit service and other fees	$6,967	$6,825
Investment management and trust	4,764	3,004
Increase in cash surrender value of
life insurance	1,331	1,210
Gain on sale of securities	16	-
Gain on sale of SBA loans	486	828
Other	761	877
Total noninterest income	$14,325	$12,744

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, noninterest income increased $1.6 million, compared to the same period in 2017, primarily due to increased investment management and trust income due to the first quarter 2018 Wagner acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$12,871	$12,903	$11,853	$11,736	$11,247
Occupancy expense	1,681	1,738	1,724	1,714	1,674
Furniture and equipment	1,031	1,060	1,004	974	975
Amortization of intangible assets	952	912	776	672	648
Other real estate owned, net	2	39	-	(20)	126
Insurance and assessments	670	697	671	642	647
Professional fees	1,040	1,091	974	929	1,252
Impairment of long-lived assets	-	-	170	-	34
Other general and administrative	4,424	3,506	6,784	5,160	3,900
Total noninterest expense	$22,671	$21,946	$23,956	$21,807	$20,503

Second Quarter 2018 Compared to First Quarter 2018

Second quarter 2018 noninterest expense increased $0.7 million, compared to the first quarter 2018, primarily as a result of a $1.0 million increase in merger-related expenses attributable to the pending merger with and into Independent. Merger-related expenses are included in other general and administrative expenses in table above.

Second Quarter 2018 Compared to Second Quarter 2017

Compared to the second quarter 2017, noninterest expense increased $2.2 million in the second quarter 2018, mostly due to a $1.6 million increase in salaries and employee benefits, primarily as a result of employees added in the fourth quarter 2017 Castle Rock acquisition and the first quarter 2018 Wagner acquisition and a $1.0 million increase in merger-related expenses attributable to the pending merger with and into Independent.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Six Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$25,774	$23,173
Occupancy expense	3,419	3,226
Furniture and equipment	2,091	1,920
Amortization of intangible assets	1,864	1,297
Other real estate owned, net	41	194
Insurance and assessment	1,367	1,353
Professional fees	2,131	2,226
Impairment of long-lived assets	-	224
Other general and administrative	7,930	7,419
Total noninterest expense	$44,617	$41,032

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, noninterest expense increased $3.6 million, compared to the same period in 2017, primarily due to a $2.6 million increase in salaries and employee benefits primarily attributable to the fourth quarter 2017 acquisition of Castle Rock and the first quarter 2018 acquisition of Wagner, combined with the $1.1 million increase in merger-related expenses due to the pending merger with and into Independent.

Income Taxes

The Company’s 2018 income tax expense has been favorably impacted by the Tax Act, which was signed into law in December 2017. This new tax law reduced the statutory federal corporate tax rate from 35.0% to 21.0%, beginning on January 1, 2018. The Company’s second quarter 2018 income tax expense and effective tax rate were $3.8 million and 22.1%, respectively, compared to first quarter 2018 income tax expense of $3.4 million and effective tax rate of 19.9%, and second quarter 2017 income tax expense of $5.0 million with an effective tax rate of 33.1%. During the first quarter 2018, the Company’s income tax expense of $3.4 million and effective tax rate of 19.9% reflect the direct benefit to tax expense of $327,000 related to the vesting of shares of Company granted restricted stock. The direct tax benefit recognized in the first quarter 2018 reflected an appreciation in the Company’s stock price between the grant date and the vesting date. The majority of vestings of the Company’s restricted stock occurs annually in the first quarter.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(In thousands)
Cash and cash equivalents	$72,348	$44,340	$51,553	$64,388	$46,582
Time deposits with banks	254	254	254	254	254
Total investments	598,316	598,391	614,312	576,459	569,812
Total loans (including loans held for sale)	2,876,721	2,847,465	2,807,388	2,661,866	2,578,472
Total assets	3,775,967	3,721,651	3,698,890	3,510,046	3,403,852
Earning assets	3,506,911	3,454,670	3,424,769	3,266,698	3,152,417
Deposits	2,947,795	3,031,714	2,941,627	2,898,060	2,763,623
FHLB Borrowings	270,700	158,100	227,444	121,182	162,672

At June 30, 2018, the Company had total assets of $3.8 billion, reflecting an increase of $77.1 million compared to December 31, 2017 and an increase of $372.1 million compared to June 30, 2017. The increase in total assets compared to December 31, 2017 was primarily due to a $68.8 million increase in net loans and a $20.8 million increase in cash, partially offset by a $16.0 million decrease in total investments. As of June 30, 2018, deposits increased $6.2 million compared to December 31, 2017. The increase in total assets compared to June 30, 2017 was primarily due to a $297.6 million increase in net loans, a $28.5 million increase in investments, a $25.8 million increase in cash, a $14.2 million increase in goodwill and intangible assets and a $5.7 million increase in bank owned life insurance. The increase in total assets compared to June 30, 2017 was funded by a $211.5 million increase in deposits and customer repurchase agreements, a $108.0 million increase in borrowings and a $51.4 million increase in stockholder’s equity.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(In thousands)
Loans held for sale	$1,766	$1,940	$1,725	$314	$887
Commercial and residential real estate	2,023,729	2,003,326	1,977,431	1,892,828	1,799,114
Construction	122,789	107,707	99,965	81,826	99,632
Commercial	547,206	543,818	523,355	499,936	490,771
Consumer	124,396	133,670	143,066	124,625	122,994
Other	56,502	57,123	61,982	62,277	64,920
Total gross loans	2,876,388	2,847,584	2,807,524	2,661,806	2,578,318
Deferred costs and (fees)	333	(119)	(136)	60	154
Loans, net	2,876,721	2,847,465	2,807,388	2,661,866	2,578,472
Less allowance for loan losses	(23,750)	(23,350)	(23,250)	(22,900)	(23,125)
Net loans	$2,852,971	$2,824,115	$2,784,138	$2,638,966	$2,555,347

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(In thousands)
Beginning balance	$2,847,584	$2,807,524	$2,661,806	$2,578,318	$2,570,745
New credit extended	164,258	156,311	186,969	192,774	132,420
Acquisition of Castle Rock Bank	-	-	71,052	-	-
Net existing credit advanced	111,266	76,770	77,307	59,275	73,298
Net pay-downs and maturities	(246,108)	(192,986)	(191,624)	(165,520)	(196,511)
Other	(612)	(35)	2,014	(3,041)	(1,634)
Gross loans	2,876,388	2,847,584	2,807,524	2,661,806	2,578,318
Deferred costs and (fees)	333	(119)	(136)	60	154
Loans, net	$2,876,721	$2,847,465	$2,807,388	$2,661,866	$2,578,472

Net change - loans outstanding	$29,256	$40,077	$145,522	$83,394	$7,722

During the second quarter 2018, loans net of deferred costs and fees increased $29.3 million, comprised of $275.5 million in new loans and advances on existing loans, partially offset by $246.1 million in net pay-downs and maturities during the quarter. In addition to contractual loan principal payments and maturities, the second quarter 2018 included $67.6 million in early payoffs related to our borrowers selling their assets, $2.7 million in loan pay-downs related to fluctuations in loan balances of existing customers, and $44.5 million in loan payoffs related to our strategic decision not to match certain financing terms offered by competitors.

During the twelve months ended June 30, 2018, loans net of deferred costs and fees increased by $298.2 million, or 11.6%, despite $796.2 million in pay-downs and maturities during this period.

At June 30, 2018, our commercial and residential real estate portfolio included $477.5 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 37.1% at June 30, 2018, compared to 38.0% at December 31, 2017 and 43.3% as of June 30, 2017.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 41% of capital at June 30, 2018 and December 31, 2017 and 35% at June 30, 2017. For the Bank, total commercial real estate loans represented 338% of capital at June 30, 2018,  compared to 328% at December 31, 2017 and 324% at June 30, 2017.  Including $445.5 million in loans acquired in the Home State transaction and $71.1 million in loans acquired in the Castle Rock transaction, the Bank’s commercial real estate loan portfolio increased by 57.0% during the preceding 36 months. Excluding loans acquired in the Castle Rock and Home State transactions, the Bank’s commercial real estate loans increased by 30.0% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

With respect to geographic concentrations, most of our business activity is with customers in the state of Colorado. At June 30, 2018, we did not have any significant concentrations in any particular industry.

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

Table 13

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
	(Dollars in thousands)

Originated nonaccrual loans	$3,348	$3,696	$3,932	$3,935	$3,332
Purchased credit impaired loans	1,157	1,495	1,622	809	1,290
Accruing loans past due 90 days or more (1)	370	-	-	-	-
Total nonperforming loans (NPLs)	$4,875	$5,191	$5,554	$4,744	$4,622

Other real estate owned and foreclosed
assets	629	629	761	-	113
Total nonperforming assets (NPAs)	$5,504	$5,820	$6,315	$4,744	$4,735

Total classified assets	$25,552	$26,125	$28,330	$28,186	$29,188

Nonperforming troubled debt
restructurings	$208	$484	$1,190	$1,416	$803
Other nonperforming loans	4,667	4,707	4,364	3,328	3,819
Performing troubled debt restructurings	16,769	18,411	18,066	10,989	23,408
Allocated allowance for loan losses	(2,157)	(1,408)	(1,122)	(698)	(444)
Net carrying amount of impaired loans	$19,487	$22,194	$22,498	$15,035	$27,586

Accruing loans past due 30-89 days (1)	$2,546	$2,671	$2,869	$9,129	$957

Allowance for loan losses	$23,750	$23,350	$23,250	$22,900	$23,125

Unaccreted loan discount (2)	$10,939	$12,046	$13,049	$11,654	$12,665

For the Three Months Ended:

Loans charged-off	$(332)	$(261)	$(117)	$(970)	$(338)
Recoveries	202	173	183	248	82
Net (charge-offs) recoveries	$(130)	$(88)	$66	$(722)	$(256)

Provision for loan losses	$530	$188	$284	$497	$206

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (3)	0.83%	0.82%	0.83%	0.86%	0.90%
Allowance for loan losses to NPLs	487.18%	449.82%	418.62%	482.72%	500.32%
Annualized net (charge-offs) recoveries to
average loans	(0.02)%	(0.01)%	0.01%	(0.11)%	(0.04)%
Nonperforming assets to total assets	0.15%	0.16%	0.17%	0.14%	0.14%
Nonperforming loans to loans, net
of deferred costs and fees (3)	0.17%	0.18%	0.20%	0.18%	0.18%
Loans 30-89 days past due to loans, net
of deferred costs and fees (3)	0.09%	0.09%	0.10%	0.34%	0.04%
Texas ratio (4)	1.33%	1.38%	1.53%	1.22%	1.26%
Classified asset ratio (5)	6.99%	6.73%	7.43%	7.57%	8.08%
________________________

(1) Past due loans include both loans that are past due with respect to payments and loans that are past due because the loan has matured, and is in the process of renewal, but continues to be current with respect to payments.

(2) Related to loans acquired in the Home State and Castle Rock transactions.
(3) Loans, net of deferred costs and fees, exclude loans held for sale.
(4) Texas ratio defined as total NPAs divided by subsidiary bank only Tier 1 Capital plus allowance for loan losses.
(5) Classified asset ratio defined as total classified assets to subsidiary bank only Tier 1 Capital plus allowance for loan losses.

As of June 30, 2018, nonperforming loans decreased by $0.7 million, compared to December 31, 2017 and increased by $0.3 million compared to June 30, 2017. As a result of the Castle Rock transaction, the Company acquired $1.6 million of nonperforming loans and $0.8 million of other real estate owned. As of June 30, 2018, no additional funds were committed to be advanced in connection with non-performing loans.

Net charge-offs of $0.1 million were recognized during the second quarter 2018 compared to $0.1 million net charge-offs in the first quarter 2018 and $0.3 million net charge-offs during in the second quarter 2017.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $20.4 million at June 30, 2018, compared to $22.0 million at December 31, 2017 and $24.5 million at June 30, 2017.

At June 30, 2018, classified assets represented 7.0% of bank level capital and allowance for loan losses, compared to 7.4% as of December 31, 2017 and 8.1% as of June 30, 2017.

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

At June 30, 2018, the Company had $0.6 million of other real estate owned (OREO), compared to $0.8 million at December 31, 2017 and $0.1 million at June 30, 2017.  The balance of OREO at June 30, 2018 was comprised of three properties categorized as vacant land, whereas at December 31, 2017, the Company’s OREO balance was comprised of four properties categorized as vacant land.

At June 30,  2018, we had $17.0 million of loans with terms that were modified in troubled debt restructurings (TDRs) with an immaterial allocated allowance for loan loss. At December 31, 2017, we had $19.3 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.1 million. At June 30, 2018, we had $3.4 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$16,769	$18,411	$18,066	$10,989	$23,408
Allocated allowance for loan losses
on performing TDRs	(17)	(8)	(52)	(16)	(26)
Net investment in performing TDRs	$16,752	$18,403	$18,014	$10,973	$23,382

Nonperforming TDRs	$208	$484	$1,190	$1,416	$803
Allocated allowance for loan losses
on nonperforming TDRs	-	-	(1)	(125)	-
Net investment in nonperforming TDRs	$208	$484	$1,189	$1,291	$803

The following provides a rollforward of TDRs for the six month periods ended June 30, 2018 and June 30, 2017:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2017	$25,128	$91	$25,219
Principal repayments / advances	(5,036)	(12)	(5,048)
Charge-offs, net	-	(27)	(27)
New modifications	3,767	300	4,067
Loans removed from TDR Status	-	-	-
Transfers	(451)	451	-
Balance at June 30, 2017	$23,408	$803	$24,211

Balance at January 1, 2018	$18,066	$1,190	$19,256
Principal repayments / advances	(2,073)	(982)	(3,055)
Charge-offs, net	-	-	-
New modifications	1,064	-	1,064
Loans removed from TDR Status	(288)	-	(288)
Transfers	-	-	-
Balance at June 30, 2018	$16,769	$208	$16,977

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

The ratio of allowance for loan losses to total loans was 0.83% at June 30, 2018 compared to 0.83% at December 31, 2017 and 0.90% at June 30, 2017.

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

During the second quarter 2018, we recorded a $0.5 million provision for loan losses, compared to a $0.2 million provision for loan losses in the first quarter 2018 and a $0.2 million provision for loan losses in the second quarter 2017. Management considered net loan charge-offs, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of June 30, 2018. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $2.2 million, or 9.1%, of the $23.8 million allowance for loan losses at June 30, 2018 relates to specific reserve allocations. This compares to a specific reserve of $1.1 million, or 4.8%, of the total allowance for loan losses at December 31, 2017.

The general component of the allowance as a percentage of overall loans, net of unearned costs and fees, was 0.75% at June 30, 2018, compared to 0.79% at December 31, 2017 and 0.88% at June 30, 2017.  The decrease in the general reserve as a percentage of loans between June 30, 2017 and June 30, 2018 was primarily due to the impact of purchase accounting related to the Castle Rock transaction, reductions in the concentration risk and loan growth qualitative factors and a reduction in historical loss rates utilized in the calculation, reflecting management’s expectation that probable incurred losses as a percentage of loans had declined during the last twelve months.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Six Months Ended June 30,
	2018	2017

	(In thousands)
Balance, beginning of period	$23,250	$23,250
Loan charge-offs:
Commercial and residential real estate	(1)	(133)
Commercial	(30)	(112)
Consumer	(298)	(17)
Other	(264)	(201)
Total loan charge-offs	(593)	(463)

Loan recoveries:
Commercial and residential real estate	258	40
Construction	58	25
Commercial	10	10
Consumer	7	7
Other	42	45
Total loan recoveries	375	127
Net loan charge-offs	(218)	(336)
Provision for loan losses	718	211
Balance, end of period	$23,750	$23,125

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

7

	June 30,	December 31,	Increase	Percent
	2018	2017	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$79,096	$82,486	$(3,390)	(4.1)%
Mortgage-backed - agency / residential	128,007	131,180	(3,173)	(2.4)%
Corporate	101,247	103,512	(2,265)	(2.2)%
Collateralized loan obligations	8,149	12,799	(4,650)	(36.3)%
Total securities available for sale	$316,499	$329,977	$(13,478)	(4.1)%

Securities held to maturity:
State and municipal	135,576	136,899	(1,323)	(1.0)%
Mortgage-backed - agency / residential	101,557	105,698	(4,141)	(3.9)%
Asset-backed	15,065	16,119	(1,054)	(6.5)%
Other	1,200	1,200	-	-%
Total securities held to maturity	$253,398	$259,916	$(6,518)	(2.5)%

The carrying value of our available for sale investment securities at June 30, 2018 was $316.5 million compared to the December 31, 2017 carrying value of $330.0 million. The $13.5 million decrease in available for sale securities from December 31, 2017 was primarily a result of calls and pay-downs.

The  carrying value of our held to maturity securities at June 30,  2018 was $253.4 million compared to $259.9 million at December 31, 2017.

At both June 30, 2018  and December 31, 2017, our investment securities portfolio had an average effective duration of approximately 4.6 years.

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

At June 30, 2018, there were 330 individual securities in an unrealized loss position, including 196 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 134 securities in an unrealized loss position, and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At June 30, 2018, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At June 30, 2018 and December 31, 2017, we held $28.4 million and $24.4 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	At June 30, 2018		At December 31, 2017
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$924,415	31.36%	$939,550	31.94%
Interest-bearing demand and NOW	835,378	28.34%	813,882	27.66%
Money market	519,916	17.64%	527,621	17.94%
Savings	206,710	7.01%	201,687	6.86%
Time	461,376	15.65%	458,887	15.60%
Total deposits	$2,947,795	100.00%	$2,941,627	100.00%

The $6.2 million increase in total deposits at June 30, 2018, compared to December 31, 2017, included a $21.5 million increase in interest-bearing demand and NOW accounts and a $15.1 million decrease in noninterest bearing deposits.

Noninterest-bearing deposits as a percentage of total deposits were approximately 31.4% at June 30, 2018, compared to 31.9% at December 31, 2017. Noninterest-bearing deposits help reduce overall funding costs. With recent increases in the federal funds borrowing rate initiated by the Federal Reserve Board, these deposits have become more valuable.

Time deposit balances comprised 15.7% of total deposits at June 30, 2018. The majority of the time deposit balance was comprised of deposits of local customers, with $99.5 million representing brokered deposits, compared to $95.3 million at December 31, 2017. We monitor time deposit maturities and renewals on a daily basis and raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At June 30, 2018, securities sold under agreements to repurchase were $56.9 million, compared to $44.7 million at December 31, 2017, and $29.6 million at June 30, 2017.

Borrowings and Subordinated Debentures

At June 30, 2018, our FHLB borrowings were $270.7 million, compared to $227.4 million at December 31, 2017 and $162.7 million at June 30, 2017. As of June 30, 2018, FHLB borrowings consisted of $220.7 million in line of credit advances and $50.0 million in term notes. At December 31, 2017, our FHLB borrowings consisted of $157.4 million in line of credit advances and $70.0 million in term notes. The total FHLB commitment, including balances outstanding, at June 30, 2018 and December 31, 2017 was $735.4 million and $706.3 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $464.7 million at June 30, 2018 which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at June 30, 2018 consisted of two variable-rate term notes. The variable-rate term notes of $25.0 million each bore interest rates of 2.42% and 2.29% at June 30, 2018. These notes mature on August 3, 2018 and March 7, 2019 and will be renewed annually for the next two to three years under our five year forward starting balance sheet swaps initiated in June 2013 and March 2014.  The interest rate on our FHLB line of credit borrowing is variable and was 2.11% at June 30, 2018.

At both June 30, 2018 and December 31, 2017, the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.1 million, comprised of $65.8 million in debt, partially offset by $0.7 million in debt issuance costs. As of June 30, 2018, the Company's Debentures bore a weighted average rate of 5.53%.

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

In March 2018, we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 15, 2019. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of June 30, 2018,  no amounts had been borrowed on this line of credit.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At June 30, 2018, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 19

	Ratio at June 30, 2018	Ratio at December 31, 2017	Ratio at June 30, 2017	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.75%	10.57%	10.61%	7.00%	N/A
Guaranty Bank and Trust Company	12.08%	12.29%	12.19%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.53%	11.36%	11.47%	8.50%	N/A
Guaranty Bank and Trust Company	12.08%	12.29%	12.19%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.51%	13.36%	13.65%	10.50%	N/A
Guaranty Bank and Trust Company	12.82%	13.03%	12.99%	10.50%	10.00%

Leverage Ratio
Consolidated	10.18%	10.21%	9.98%	4.00%	N/A
Guaranty Bank and Trust Company	10.67%	11.05%	10.60%	4.00%	5.00%

At June 30, 2018, all of our regulatory capital ratios remain well above minimum requirements for a “well-capitalized” institution. Our consolidated capital ratios generally increased compared to December 31, 2017, primarily due to 2018 earnings. At June 30, 2018, our bank-level capital ratios had declined compared to December 31, 2017, primarily due to the $23.8 million dividend paid to the Company in the second quarter 2018 to fund stockholder dividends and debt servicing in 2018.

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

Our ability to pay dividends is subject to the restrictions of Delaware General Corporation Law. Because we are a bank holding company with no significant assets other than our bank subsidiary, we currently depend upon dividends from our bank subsidiary for the majority of our revenues. Various banking laws applicable to the Bank limit the payment of dividends, management fees and other distributions by the Bank to the holding company, and may therefore limit our ability to pay dividends on our common stock. Under these laws, the Bank is currently required to request permission from the Federal Reserve prior to payment of a dividend to the holding company. In the second quarter 2018, the Bank received permission and subsequently paid a $23.8 million dividend to the Company.

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At June 30, 2018, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	June 30, 2018	December 31, 2017

	(In thousands)
Commitments to extend credit:
Variable	$504,665	$508,186
Fixed	97,188	116,026
Total commitments to extend credit	$601,853	$624,212

Standby letters of credit	$12,264	$12,398

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At June 30, 2018, the Company had $309.4 million in unencumbered securities, $72.3 million in cash and cash equivalents and $15.9 million in excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At June 30, 2018, the Bank had $464.7 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks, $60.4 million in borrowing capacity through the American Financial Exchange, and $1.0 million of availability with the Federal Reserve discount window.

At June 30, 2018, the Bank had $124.5 million of brokered deposits, of which $25.1 million were money market accounts, $10.3 million will mature in the third quarter 2018, $12.2 million will mature in the fourth quarter 2018, $39.7 million will mature during 2019, $25.1 million will mature during 2020 and $12.3 million will mature during 2021. As of December 31, 2017, the Bank maintained $120.3 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of June 30, 2018, the holding company had approximately $23.1 million of cash on hand, primarily as a result of the $23.8 million dividend payment from the Bank made during the second quarter 2018 to fund stockholder dividends and debt servicing. In March 2018, the holding company renewed its credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At June 30, 2018, there were no funds drawn on the line of credit.

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

The following table shows the projected net interest income increase or decrease over the 12 months following June 30,  2018 and June 30,  2017:

Table 21

Market Risk:

	Annualized Net Interest Income
	June 30, 2018	June 30, 2017
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,869	$4,263
200	2,447	2,648
100	1,267	1,321
Static	-	-
(100)	(6,199)	(6,946)
(200)	(8,771)	(7,503)
(300)	N/M	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At June 30, 2018, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity was mostly due to the amount of variable rate loans on the books and is partially mitigated by variable rate borrowings. At June 30, 2018, we have approximately $682.8 million in loans that are expected to reprice within thirty days of a change in the prime lending rate. For purposes of modeling interest rate risk, we assume that there is a simultaneous parallel shift in all interest rate curves increasing yields on all new loans. We also assume that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude of 11% to 65% depending upon the type of deposit. Further, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a 3.9% reduction in the economic value of equity in the event of a 100 basis point rate increase as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100 or 200 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At June 30, 2018, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At June 30, 2018, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The risks described below represent changes to the risk factors set forth in the above-referenced filing as of June 30, 2018.

The pendency of the Merger and the related attention from management, in addition to merger-related expenses may adversely affect our business and results of operations.

The Company’s management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the Merger. In addition, in connection with the Merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the time and attention devoted by management to the proposed Merger in addition to the expenses incurred in connection with the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause clients and others that deal with us to seek to change their existing business relationships with us. Retention of employees may be challenging during the pendency of the Merger as employees experience uncertainty about their future roles. If the Merger were substantially delayed or terminated, the Company may need to hire additional personnel, and our business could be materially adversely affected. Further, if key employees depart because of issues relating to the uncertainty or a desire not to remain with the business, our business could be negatively affected. In addition, the Reorganization Agreement restricts us from taking certain actions without the consent of Independent until the Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Reorganization Agreement may be terminated in accordance with its terms, and the Merger may not be completed.

Completion of the Merger is subject to customary conditions, including (i) the effectiveness of Independent’s Registration Statement on Form S-4 registering the Independent shares to be issued in connection with the Merger, which registration statement will be filed with the Securities and Exchange Commission, (ii) the receipt of bank regulatory approvals, (iii) approval of Independent’s shareholders and Guaranty’s stockholders, and (iv) the satisfaction of other customary closing conditions. Further, the Reorganization Agreement may be terminated in certain circumstances. There can be no assurance that the Merger will be completed.

Termination of the Reorganization Agreement could negatively affect us.

If the Reorganization Agreement is terminated, our business may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Reorganization Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Reorganization Agreement is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration

Independent has agreed to provide in the Merger. If the Reorganization Agreement is terminated under certain circumstances, we may be required to pay a termination fee to Independent and we may need to hire additional personnel to replace employees that have left following the entry into the Reorganization Agreement.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the second quarter 2018.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
April 1 to April 30	-	$-	-	1,000,000
May 1 to May 31	114	29.25	-	1,000,000
June 1 to June 30	-	-	-	1,000,000
____________________	114	$29.25	-	1,000,000

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

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated March 16, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on March 16, 2016).

2.2	Agreement and Plan of Reorganization dated July 18, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 19, 2017).

2.3	Agreement and Plan of Reorganization dated May 22, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on May 23, 2018).

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 12, 2009).

3.2	Certificate of Amendment to the Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 3, 2011).

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

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on May 7, 2008).

3.6	Amendment to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 23, 2018).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Interactive Data File**
101.SCH	XBRL Interactive Data File**
101.CAL	XBRL Interactive Data File**
101.LAB	XBRL Interactive Data File**
101.PRE	XBRL Interactive Data File**
101.DEF	XBRL Interactive Data File**

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

i

Dated: July 31, 2018	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)