Form 10-Q
period 2018-09-30
Guaranty Bancorp
filed 2018-10-31
CIK 1324410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of October 29, 2018, there were 29,301,662 shares of the registrant’s common stock outstanding, of which 428,331 shares were in the form of unvested stock awards.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$39,188	$51,553

Time deposits with banks	254	254

Securities available for sale, at fair value	335,025	329,977
Securities held to maturity (fair value of $241,636 and $257,665
at September 30, 2018 and December 31, 2017)	251,188	259,916
Bank stocks, at cost	26,021	24,419
Total investments	612,234	614,312

Loans held for sale	2,228	1,725

Loans, held for investment, net of deferred costs and fees	2,929,415	2,805,663
Less allowance for loan losses	(23,750)	(23,250)
Net loans, held for investment	2,905,665	2,782,413

Premises and equipment, net	63,030	65,874
Other real estate owned and foreclosed assets	596	761
Goodwill	67,917	65,106
Other intangible assets, net	15,814	14,441
Bank-owned life insurance	80,277	78,573
Other assets	23,324	23,878
Total assets	$3,810,527	$3,698,890

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$960,931	$939,550
Interest-bearing demand and NOW	850,848	813,882
Money market	570,995	527,621
Savings	211,996	201,687
Time	465,177	458,887
Total deposits	3,059,947	2,941,627

Securities sold under agreement to repurchase	8,622	44,746
Federal Home Loan Bank line of credit borrowing	183,060	157,444
Federal Home Loan Bank term notes	50,000	70,000
Subordinated debentures, net	65,127	65,065
Interest payable and other liabilities	15,532	15,109
Total liabilities	3,382,288	3,293,991

Stockholders’ equity:
Common stock (1)	32	32
Additional paid-in capital - common stock	862,094	859,509
Accumulated deficit	(314,678)	(343,383)
Accumulated other comprehensive loss	(11,517)	(4,694)
Treasury stock, at cost, 2,461,802 and 2,421,208 shares, respectively	(107,692)	(106,565)
Total stockholders’ equity	428,239	404,899
Total liabilities and stockholders’ equity	$3,810,527	$3,698,890
____________________

(1)

Common stock—$0.001 par value; 40,000,000 shares authorized;  31,765,316 shares issued and 29,303,514 shares outstanding at September 30, 2018 (includes 430,501 shares of unvested restricted stock); 40,000,000 shares authorized; 31,643,472 shares issued and 29,222,264 shares outstanding at December 31, 2017 (includes 434,149 shares of unvested restricted stock).

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(In thousands, except share and per share data)
Interest income:
Loans, including costs and fees	$33,825	$30,902	$99,489	$87,270
Investment securities:
Taxable	2,652	2,221	7,763	6,892
Tax-exempt	1,206	1,233	3,659	3,713
Dividends	406	275	1,220	1,011
Federal funds sold and other	26	57	83	76
Total interest income	38,115	34,688	112,214	98,962
Interest expense:
Deposits	3,186	1,939	8,234	5,262
Securities sold under agreement to repurchase	23	16	71	48
Federal funds purchased	33	-	56	-
Borrowings	1,146	531	3,333	2,079
Subordinated debentures	937	868	2,759	2,568
Total interest expense	5,325	3,354	14,453	9,957
Net interest income	32,790	31,334	97,761	89,005
Provision for loan losses	206	497	924	708
Net interest income, after provision for loan losses	32,584	30,837	96,837	88,297
Noninterest income:
Deposit service and other fees	3,571	3,580	10,538	10,405
Investment management and trust	2,750	1,478	7,514	4,482
Increase in cash surrender value of life insurance	670	674	2,001	1,884
Gain (loss) on sale of securities	-	(86)	16	(86)
Gain on sale of SBA loans	430	143	916	971
Other	851	341	1,612	1,218
Total noninterest income	8,272	6,130	22,597	18,874
Noninterest expense:
Salaries and employee benefits	12,617	11,736	38,391	34,909
Occupancy expense	1,667	1,714	5,086	4,940
Furniture and equipment	1,009	974	3,100	2,894
Amortization of intangible assets	924	672	2,788	1,969
Other real estate owned, net	19	(20)	60	174
Insurance and assessments	694	642	2,061	1,995
Professional fees	905	929	3,036	3,155
Impairment of long-lived assets	-	-	-	224
Other general and administrative	3,775	5,160	11,705	12,579
Total noninterest expense	21,610	21,807	66,227	62,839
Income before income taxes	19,246	15,160	53,207	44,332
Income tax expense	4,302	5,106	11,443	14,313
Net income	$14,944	$10,054	$41,764	$30,019

Earnings per common share–basic:	$0.52	$0.36	$1.45	$1.08
Earnings per common share–diluted:	0.51	0.36	1.44	1.07
Dividends declared per common share:	0.16	0.13	0.49	0.38

Weighted average common shares outstanding-basic:	28,868,984	27,920,658	28,851,952	27,900,627
Weighted average common shares outstanding-diluted:	29,068,332	28,120,111	29,083,965	28,140,332

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(In thousands)

Net income	$14,944	$10,054	$41,764	$30,019
Change in net unrealized gains (losses) on available for sale securities during the period excluding the change attributable to
available for sale securities reclassified to held to maturity	(2,592)	91	(9,086)	2,249
Income tax effect	640	(35)	2,241	(855)
Change in unamortized loss on available for sale securities
reclassified into held to maturity securities	102	120	316	365
Income tax effect	(25)	(46)	(78)	(139)
Reclassification adjustment for net losses (gains) included
in net income during the period	-	86	(16)	86
Income tax effect	-	(33)	4	(33)
Change in fair value of derivatives during the period	101	33	808	(187)
Income tax effect	(25)	(13)	(199)	71
Reclassification adjustment of losses on derivatives
during the period	52	190	263	609
Income tax effect	(13)	(72)	(65)	(231)
Other comprehensive income (loss)	(1,760)	321	(5,812)	1,935
Total comprehensive income	$13,184	$10,375	$35,952	$31,954

See "Notes to Unaudited Condensed Consolidated Financial Statements”

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock Shares Outstanding	Common Stock and Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Totals

Balance, January 1, 2017	28,334,004	$832,098	$(105,050)	$(367,944)	$(6,726)	$352,378
Net income	-	-	-	30,019	-	30,019
Other comprehensive income	-	-	-	-	1,935	1,935
Stock compensation awards, net of forfeitures	108,011	-	-	-	-	-
Stock based compensation, net	-	2,272	-	-	-	2,272
Repurchase of common stock	(40,145)	-	(985)	-	-	(985)
Dividends paid	-	-	-	(10,467)	-	(10,467)
Balance, September 30, 2017	28,401,870	$834,370	$(106,035)	$(348,392)	$(4,791)	$375,152

Balance, January 1, 2018	29,222,264	$859,541	$(106,565)	$(343,383)	$(4,694)	$404,899
Net income	-	-	-	41,764	-	41,764
Other comprehensive loss	-	-	-	-	(5,812)	(5,812)
Stock compensation awards, net of forfeitures	121,844	-	-	-	-	-
Stock based compensation, net	-	2,585	-	-	-	2,585
Repurchase of common stock	(40,594)	-	(1,127)	-	-	(1,127)
Reclassification of stranded tax effect	-	-	-	1,011	(1,011)	-
Dividends paid	-	-	-	(14,070)	-	(14,070)
Balance, September 30, 2018	29,303,514	$862,126	$(107,692)	$(314,678)	$(11,517)	$428,239

See "Notes to Unaudited Condensed Consolidated Financial Statements."

GUARANTY BANCORP AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017

	(In thousands)
Cash flows from operating activities:
Net income	$41,764	$30,019
Reconciliation of net income to net cash from operating activities:
Depreciation and amortization	5,009	4,178
Net accretion on investment and loan portfolios	(844)	(392)
Provision for loan losses	924	708
Impairment of long-lived assets	-	224
Stock compensation, net	2,585	2,272
Dividends on bank stocks	(512)	(362)
Increase in cash surrender value of life insurance	(1,704)	(1,587)
Net gain on sale of securities and SBA loans	(932)	(885)
Gain on the sale of other assets	(954)	(271)
Origination of SBA loans with intent to sell	(11,421)	(5,413)
Proceeds from the sale of SBA loans originated with intent to sell	11,719	10,641
Loss, net, and valuation adjustments on real estate owned	49	160
Net change in:
Interest receivable and other assets	10	1,433
Net deferred income tax assets	118	493
Interest payable and other liabilities	(1,000)	(2,804)
Net cash from operating activities	44,811	38,414
Cash flows from investing activities:
Activity in available for sale securities:
Sales, maturities, prepayments and calls	28,619	83,967
Purchases	(44,352)	(57,765)
Activity in held to maturity securities and bank stocks:
Maturities, prepayments and calls	22,555	18,431
Purchases	(15,962)	(30,184)
Loan originations, net of principal collections	(114,020)	(69,615)
Loan purchases	(6,465)	(79,154)
Purchase of bank-owned life insurance contracts	-	(7,500)
Proceeds from sale of other assets	5,687	1,463
Proceeds from sales of other real estate owned and foreclosed assets	112	514
Proceeds from sale of SBA and other loans transferred to held for sale	-	3,940
Additions to premises and equipment	(803)	(879)
Cash paid in acquisition, net of cash received	(5,223)	-
Net cash from investing activities	(129,852)	(136,782)
Cash flows from financing activities:
Net change in deposits	118,381	199,020
Repayment of Federal Home Loan Bank term notes	(20,000)	(2,409)
Net change in borrowings on Federal Home Loan Bank line of credit	25,616	(73,509)
Cash dividends on common stock	(14,070)	(10,467)
Net change in repurchase agreements and federal funds purchased	(36,124)	995
Repurchase of common stock	(1,127)	(985)
Net cash from financing activities	72,676	112,645
Net change in cash and cash equivalents	(12,365)	14,277
Cash and cash equivalents, beginning of period	51,553	50,111
Cash and cash equivalents, end of period	$39,188	$64,388

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

On May 22, 2018 the Company jointly announced with Independent Bank Group, Inc. (“Independent”), the execution of an Agreement and Plan of Reorganization (the “Reorganization Agreement”), under which the Company would merge (the “Merger”) with and into Independent in an all-stock transaction. Under the terms of the Reorganization Agreement, stockholders of the Company will receive 0.45 shares of Independent common stock for each share of Company common stock. Closing of the Merger remains subject to customary conditions, including the receipt of bank regulatory approvals and the satisfaction of other customary closing conditions. Independent’s Registration Statement on Form S-4, which registered the Independent shares to be issued in connection with the Merger, was filed with the Securities and Exchange Commission on August 15, 2018 and has been made effective. Independent’s shareholders approved the transaction at the special meeting of shareholders on September 24, 2018 and the Company’s stockholders approved the transaction at the Company’s special meeting of stockholders on September 25, 2018.

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

Loans acquired in a business combination, that on the date of acquisition reflected evidence of credit deterioration since origination and for which collection of all contractually required payments was not probable, were designated as purchased credit impaired or “PCI” loans. In the September 8, 2016 Home State transaction, the Company designated $2,108,000 of loans as PCI. In the October 27, 2017 Castle Rock transaction, the Company designated $1,283,000 of loans as PCI. As of September 30, 2018, $1,060,000 in PCI loans remained in the Company’s loan portfolio. Loans not designated as PCI (“Non-PCI” loans) comprise the significant majority of the Company’s loan portfolio and consist of internally originated loans in addition to acquired loans. Acquired Non-PCI loans were designated as such as of the date of acquisition for one or both of the following reasons: (1) management considered the collection of all contractually required payments probable, and (2) the loan demonstrated no evidence of credit deterioration since origination.

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

(h)Stock Incentive Plan

The Company’s Amended and Restated 2005 Stock Incentive Plan (the “Incentive Plan”) provided for the grant of equity-based awards representing up to a total of 1,700,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. The Incentive Plan expired by its terms on April 4, 2015. At the Company’s annual meeting of stockholders on May 5, 2015, the Company’s stockholders approved the Guaranty Bancorp 2015 Long-Term Incentive Plan (the “2015 Plan”), which had been previously approved by the Company’s Board of Directors. The 2015 Plan provides for the grant of stock options, stock awards, stock unit awards, performance stock awards, stock appreciation rights and other equity-based awards representing up to a total of 935,000 shares of voting common stock to key employees, nonemployee directors, consultants and prospective employees. All awards issued under the Incentive Plan will remain outstanding in accordance with their terms despite the expiration of the Incentive Plan; however, any awards granted subsequent to the expiration of the Incentive Plan have been, and will continue to be, issued under the 2015 Plan. As of September 30, 2018, there were 497,975 shares remaining available for grant under the 2015 Plan.

As of September 30, 2018, the Company had granted stock awards under both the Incentive Plan and the 2015 Plan. The Company recognizes stock compensation expense for services received in a share-based payment transaction over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The compensation cost of employee and director services received in exchange for stock awards is based on the grant date fair value of the award, as determined by quoted market prices. Stock compensation expense is recognized using an estimated forfeiture rate, adjusted as necessary to reflect actual forfeitures. The Company has issued stock awards that vest based on the passage of time over service periods of one to five years (in some cases vesting in annual installments, in other cases cliff vesting at the end of the service period) and other stock awards that vest contingent upon the satisfaction of certain performance conditions. The last date on which outstanding performance stock awards may vest is February 16, 2021. Compensation cost related to the performance stock awards is recognized based on an evaluation of expected financial performance in comparison to established criteria. Should expectations of the Company’s future financial performance change, expense to be recognized in future periods could be impacted.

(i)Stock Repurchase Plan

On February 12, 2018, the Company’s Board of Directors authorized the extension of the expiration date of the Company’s share repurchase program originally announced in April 2014. Due to previous extensions the program was scheduled to expire on April 2, 2018, however, this most recent extension extends the expiration date of the repurchase program through April 2, 2019. Pursuant to the program, the Company may repurchase up to 1,000,000 shares of its voting common stock, par value $0.001 per share. As of the date of this filing, the Company had not repurchased any shares under the program. Repurchases reflected on the Statement of Changes in Stockholder’s Equity are not made under the Company’s share repurchase program but rather represent the repurchase of shares related to employee net settlements of restricted stock.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the Company will not realize some portion of or the entire deferred tax asset. In assessing the Company’s likelihood of realizing deferred tax assets, management evaluates both positive and negative evidence, forecasts of future income, taking into account applicable tax planning strategies, and assessments of current and future economic and business conditions. Management performs this analysis quarterly and adjusts as necessary. At September 30, 2018 and December 31, 2017, the Company had a net deferred tax asset of $3,586,000 and $1,802,000, respectively, which includes the deferred tax asset associated with the net unrealized loss on securities and interest rate swaps. The portion of the total deferred tax asset related to the net unrealized losses on securities and interest rate swaps was $3,770,000 as of September 30, 2018 and $1,867,000 as of December 31, 2017. After analyzing the composition of, and changes in, the deferred tax assets and liabilities and considering the Company’s forecasted future taxable income and various tax planning strategies, including the intent to hold the securities available for sale that were in a loss position until maturity, management determined that as of September 30, 2018, it was “more likely than not” that the net deferred tax asset would be fully realized. As a result, there was no valuation allowance with respect to the Company’s deferred tax asset as of September 30, 2018 or December 31, 2017.

The Company and the Bank are subject to U.S. federal income tax, State of Colorado income tax and income tax in other states. Generally, the Company is no longer subject to examination by Federal taxing authorities for years before 2015 and is no longer subject to examination by the State of Colorado for years before 2014. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2018 and December 31, 2017, the Company did not have any amounts accrued for interest or penalties.

(k)Earnings per Common Share

Basic earnings per common share represents the earnings allocable to common stockholders divided by the weighted average number of common shares outstanding during the period. Dilutive common shares that may be issued by the Company represent unvested stock awards subject to a service or performance condition.

Earnings per common share have been computed based on the following calculation of weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Average common shares outstanding	28,868,984	27,920,658	28,851,952	27,900,627
Effect of dilutive unvested stock grants (1)	199,348	199,453	232,013	239,705
Average shares outstanding for calculated
diluted earnings per common share	29,068,332	28,120,111	29,083,965	28,140,332
_____________

(1) Unvested stock grants representing 430,501 shares at September 30, 2018 had a dilutive impact of 199,348 and 232,013 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2018, respectively. Unvested stock grants representing 476,549 shares at September 30, 2017 had a dilutive impact of 199,453 and 239,705 shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2017, respectively.

(l)Recently Issued Accounting Standards

Adoption of New Accounting Standards:

In May 2014, the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers, codified at ASC 606. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. For public business entities, the amendments of this update became effective beginning with interim and annual reporting periods beginning after December 15, 2017. Interest income earned on financial instruments is outside of the scope of the update, and as a result the impact of the update to the Company is limited to certain components of noninterest income. The Company adopted ASC 606 utilizing the modified retrospective method on January 1, 2018. Because the Company’s noninterest income is primarily generated by customer transactions or attributable to the passage of time (wealth management fees), ASC 606 has not had a material impact on the timing of revenue recognition. The Company had no material uncompleted customer contract liabilities as of December 31, 2017 and as a result there was no cumulative transition adjustment recorded in the Company’s accumulated deficit upon adoption in the first quarter 2018. The most significant impact of ASC 606 to the Company was the additional disclosure requirements added to Note 14 “Revenue”.

In January 2016, the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The main provisions of the update eliminated the available for sale classification of accounting for equity securities and adjusted fair value disclosures for financial instruments carried at amortized costs to reflect an exit price as opposed to an entry price. The provisions of this update also required that equity securities be carried at fair market value on the balance sheet and any periodic changes in value to be adjustments to the income statement. A practical expedient was provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The Company adopted the provisions of the update beginning in the first quarter 2018 and considered these requirements in calculating the September 30, 2018 estimate of loan portfolio fair value included in Note nine “Fair Value Measurements and Fair Value of Financial Instruments”.

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

In February 2018, the FASB issued accounting standards update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The amendments of the update allowed an optional reclassification to retained earnings for stranded tax effects included in accumulated other comprehensive income, resulting from the reduction in the U.S. Statutory Corporate Income Tax Rate as provided for in the Tax Act. The provisions of the update are effective for all entities beginning with fiscal years commencing after December 15, 2018, with early adoption allowed in any interim period. The Company adopted the update in the first quarter 2018 and reclassified the $1,011,000 in stranded tax effects from AOCI into retained earnings, as reflected on the Statement of Changes in Stockholder’s Equity.

Recently Issued but not yet Effective Accounting Standards:

In February 2016, the FASB issued accounting standards update 2016-02 Leases, codified at ASC 842. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. ASU 2016-02 initially required a restatement of comparative financial statements from the earliest historical period presented to reflect consistent application of the rule in comparative historical periods but in July 2018 the FASB issued accounting standards update 2018-11, which provided an alternative transition method. Under the alternative transition method, provided in ASU 2018-11, the impact of applying the new lease accounting rules to comparative periods may be captured by a cumulative-effect adjustment to retained earnings in the initial period of adoption. Management is in the process of reviewing accounts payable records and contracts to determine whether the Company has imbedded leases present in other contracts not traditionally identified as leases. As of the date of this filing, management expects the financial statement impact of accounting for leases not traditionally identified as leases under ASC 842 to be immaterial. Based on leases outstanding at September 30, 2018, we anticipate total assets and total liabilities will increase between $10,000,000 and $12,000,000 as the result of additional leases being recognized on our balance sheet, we do not expect the provisions of ASC 842 to have a material impact on our results of operations or cash flows. Decisions to execute, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

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

Wagner’s and Castle Rock’s results of operations subsequent to the respective merger dates have been included in the Company’s results of operations; however, it is impractical to provide separate information on Wagner or Castle Rock’s revenues and income subsequent to acquisition due to changes in the consolidated balance sheet. Pre-tax merger-related expenses of $75,000, incurred in connection with the Wagner transaction were included in the Company’s results of operations in the first quarter 2018. An additional $1,033,000 and $400,000, respectively, in merger-related expenses were incurred by the Company in the second and third quarter 2018, related to the Independent transaction. Comparatively, no merger related expenses were incurred in 2017 until the third quarter 2017 when $268,000 in merger-related expenses, related to the Castle Rock transaction, were incurred. The Company did not incur debt-issuance or stock-issuance costs in association with the Wagner or Castle Rock transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
UNAUDITED	(Dollars in thousands, except per share data)

Net interest income	$32,790	$31,334	$97,761	$89,005
Noninterest income	8,272	6,910	22,752	21,214
Net income	14,944	10,043	41,837	29,985

Earnings per common share-basic:	$0.52	$0.36	$1.45	$1.07
Earnings per common share-diluted:	$0.51	$0.36	$1.44	$1.07

Unaudited pro forma net income for the first nine months of 2018 excludes $75,000 in merger-related expenses incurred by the Company during the first quarter 2018. These expenses were excluded since they were nonrecurring in nature and directly attributable to the transaction. For the first nine months of 2017, no merger-related expense adjustments were made to pro forma income.

(3)Securities

The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in AOCI were as follows at the dates presented:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
September 30, 2018:
Securities available for sale:
State and municipal	$78,094	$74	$(3,043)	$81,063
Mortgage-backed - agency / residential	156,476	28	(6,787)	163,235
Corporate	95,196	79	(3,865)	98,982
Collateralized loan obligations	5,259	6	(32)	5,285
Total securities available for sale	$335,025	$187	$(13,727)	$348,565

December 31, 2017:
Securities available for sale:
State and municipal	$82,486	$530	$(1,224)	$83,180
Mortgage-backed - agency / residential	131,180	133	(3,069)	134,116
Corporate	103,512	546	(1,320)	104,286
Collateralized loan obligations	12,799	17	(51)	12,833
Total securities available for sale	$329,977	$1,226	$(5,664)	$334,415

The carrying amount, unrecognized gains/losses and fair value of securities held to maturity were as follows at the dates presented:

	Fair Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Amortized Cost
	(In thousands)
September 30, 2018:
Securities held to maturity:
State and municipal	$130,468	$366	$(4,666)	$134,768
Mortgage-backed - agency / residential	95,945	24	(4,769)	100,690
Asset-backed	14,023	-	(507)	14,530
Other	1,200	-	-	1,200
Total securities held to maturity	$241,636	$390	$(9,942)	$251,188

December 31, 2017:
Securities held to maturity:
State and municipal	$136,490	$1,121	$(1,530)	$136,899
Mortgage-backed - agency / residential	103,925	315	(2,088)	105,698
Asset-backed	16,050	7	(76)	16,119
Other	1,200	-	-	1,200
Total securities held to maturity	$257,665	$1,443	$(3,694)	$259,916

The proceeds from sales and calls of securities and the associated gains are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Proceeds	$-	$48,320	$1,022	$48,320
Gross gains	-	254	16	254
Gross losses	-	(340)	-	(340)
Net tax (benefit) expense related to
gains (losses) on sale	-	(33)	4	(33)

The amortized cost and estimated fair value of available for sale and held to maturity debt securities by contractual maturity at September 30, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. Securities not due at a single maturity date are presented separately.

	Available for Sale
	Fair Value	Amortized Cost
	(In thousands)
Securities available for sale:
Due in one year or less	$5,322	$5,330
Due after one year through five years	17,443	17,874
Due after five years through ten years	99,877	104,704
Due after ten years	50,648	52,137
Total AFS, excluding mortgage-backed (MBS)
and collateralized loan obligations	173,290	180,045
Mortgage-backed and collateralized
loan obligations	161,735	168,520
Total securities available for sale	$335,025	$348,565

	Held to Maturity
	Fair Value	Amortized Cost
	(In thousands)
Securities held to maturity:
Due in one year or less	$4,383	$4,376
Due after one year through five years	19,284	19,687
Due after five years through ten years	71,964	74,069
Due after ten years	36,037	37,836
Total HTM, excluding MBS and asset-backed	131,668	135,968
Mortgage-backed and asset-backed	109,968	115,220
Total securities held to maturity	$241,636	$251,188

The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2018	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$27,272	$(681)	$40,902	$(2,362)	$68,174	$(3,043)
Mortgage-backed - agency /
residential	75,446	(1,620)	75,407	(5,167)	150,853	(6,787)
Corporate	39,418	(679)	47,657	(3,186)	87,075	(3,865)
Collateralized loan obligations	-	-	3,004	(32)	3,004	(32)

Held to maturity:
State and municipal	29,501	(926)	80,141	(4,459)	109,642	(5,385)
Mortgage-backed - agency /
residential	13,812	(501)	81,365	(5,110)	95,177	(5,611)
Asset-backed	-	-	14,023	(811)	14,023	(811)
Total temporarily impaired	$185,449	$(4,407)	$342,499	$(21,127)	$527,948	$(25,534)

December 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Description of securities:
Available for sale:
State and municipal	$8,710	$(82)	$36,894	$(1,142)	$45,604	$(1,224)
Mortgage-backed - agency /
residential	43,494	(315)	77,909	(2,754)	121,403	(3,069)
Corporate	38,267	(567)	23,731	(753)	61,998	(1,320)
Collateralized loan obligations	4,532	(13)	3,011	(38)	7,543	(51)

Held to maturity:
State and municipal	18,521	(167)	69,314	(2,057)	87,835	(2,224)
Mortgage-backed - agency /
residential	19,721	(162)	78,472	(2,685)	98,193	(2,847)
Asset-backed	-	-	16,051	(448)	16,051	(448)
Total temporarily impaired	$133,245	$(1,306)	$305,382	$(9,877)	$438,627	$(11,183)

The table above presents unrealized losses on held to maturity securities since the date of each security’s purchase, independent of the impact associated with changes in cost basis upon transfer from available for sale to held to maturity.

In determining whether or not there is an other-than-temporary-impairment (“OTTI”) for a security, management considers many factors, including: (i) the length of time for which and the extent to which the security’s fair value has been less than cost, (ii) the financial condition and near-term prospects of the security’s issuer, (iii) whether the decline in the security’s value was affected by macroeconomic conditions, and (iv) whether the Company intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before a recovery in its fair value. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a particular point in time. There were no accumulated credit losses on any of the Company’s securities as of September 30, 2018 or December 31, 2017.

At September 30, 2018, there were 346 individual securities in an unrealized loss position, including 225 individual securities that had been in a continuous unrealized loss position for 12 months or longer. Management has evaluated these securities, in addition to the remaining 121 securities in an unrealized loss position, and has determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates and does not reflect a decline in the underlying issuers’ ability to repay. At December 31, 2017, there were 255 individual securities in an unrealized loss position, including 194 individual securities that had been in a continuous unrealized loss position for 12 months or longer. The total number of securities in an unrealized loss position increased from 255 individual securities at December 31, 2017 to 346 securities at September 30, 2018, primarily as a result of fluctuation in market interest rates. At September 30, 2018, the Company did not intend to sell, and did not consider it likely that it would be required to sell, any of these securities prior to recovery of their fair value.

The Company’s unrated and rated municipal bond securities, along with the Company’s other rated investment securities, are subject to an annual internal review process that management has historically performed in the fourth quarter. The review process includes a review of the securities’ issuers’ most recent financial statements, including an evaluation of the expected sufficiency of the issuers’ cash flows relative to their debt service requirements. In addition, management considers any interim information made available to it that would prompt the need for more frequent review. At September 30, 2018 and December 31, 2017, the Company’s unrated municipal bonds comprised approximately 4.5% and 4.4%, respectively, of the carrying value of the Company’s entire municipal bond portfolio.

Securities with carrying values of $197,229,000 and $219,621,000 were pledged at September 30, 2018 and December 31, 2017, respectively, as collateral for various lines of credit, public deposits and for other purposes as required or permitted by law. Certain mortgage backed securities with an aggregate market value of approximately $12,054,000 and $56,383,000 were pledged to secure overnight repurchase agreement borrowings as of September 30, 2018 and December 31, 2017, respectively. Fluctuations in the fair value of these securities, and/or the fluctuation in public deposits or customer repurchase agreement balances, may result in the need to pledge additional securities against these borrowings. Management monitors the Bank’s collateral position with respect to public deposits and repurchase agreement borrowings on a daily basis.

(4)Loans

A summary of net loans held for investment by loan type at the dates indicated is as follows:

	September 30,	December 31,
	2018	2017

	(In thousands)
Commercial and residential real estate	$2,074,512	$1,977,431
Construction	125,305	99,965
Commercial	558,181	523,355
Agricultural	14,987	16,995
Consumer	114,320	143,066
SBA	41,073	44,121
Other	330	866
Total gross loans	2,928,708	2,805,799
Deferred costs and (fees)	707	(136)
Loans, held for investment, net	2,929,415	2,805,663
Less allowance for loan losses	(23,750)	(23,250)
Net loans, held for investment	$2,905,665	$2,782,413

In the first nine months of 2018, the Company purchased $6,465,000 of performing loans included in commercial and residential real estate and commercial loan portfolio segments. During 2017, excluding the Castle Rock transaction, the Company purchased $98,940,000 in performing loans included in commercial and residential real estate, commercial and consumer loan portfolio segments. The Company recognized a $271,000 gain on the sale of its $2.0 million credit card loan portfolio during the first quarter 2017.

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In thousands)
Balance, beginning of period	$23,750	$23,125	$23,250	$23,250
Provision for loan losses	206	497	924	708
Loans charged-off	(245)	(970)	(838)	(1,433)
Recoveries on loans previously
charged-off	39	248	414	375
Balance, end of period	$23,750	$22,900	$23,750	$22,900

The Company’s additional disclosures relating to loans and the allowance for loan losses are broken out into two subsets, portfolio segment and class. The portfolio segment level is defined as the level where financing receivables are aggregated in developing the Company’s systematic method for calculating its allowance for loan losses. The class level is the second level at which credit information is presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Because data presented according to class is dependent upon the underlying purpose of the loan, whereas loan data organized by portfolio segment is determined by the loan’s underlying collateral, disclosures broken out by portfolio segment versus class may not be in agreement. The disclosures in this footnote include both Non-PCI and PCI loans. As of September 30, 2018, PCI loans acquired in the Castle Rock and Home State transactions are not considered material and as a result separate PCI disclosures are not included.

The following tables provide detail for the ending balances in the Company’s allowance for loan losses and loans held for investment, broken down by portfolio segment as of the dates indicated. In addition, the tables also provide a roll-forward by portfolio segment of the allowance for loan losses for the three and nine months ended September 30, 2018 and September 30, 2017. The detail provided for the amount of the allowance for loan losses and loans individually versus collectively evaluated for impairment (i.e., the specific component versus the general component of the allowance for loan losses) corresponds to the Company’s systematic methodology for estimating its allowance for loan losses.

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2018	$18,545	$310	$4,395	$23,250
Charge-offs	(9)	(424)	(405)	(838)
Recoveries	330	16	68	414
Provision (credit)	(949)	327	1,546	924
Balance as of September 30, 2018	$17,917	$229	$5,604	$23,750

Balance as of July 1, 2018	$18,058	$212	$5,480	$23,750
Charge-offs	(8)	(126)	(111)	(245)
Recoveries	14	9	16	39
Provision (credit)	(147)	134	219	206
Balance as of September 30, 2018	$17,917	$229	$5,604	$23,750

Balances at September 30, 2018:

Allowance for Loan Losses
Individually evaluated	$-	$-	$2,351	$2,351
Collectively evaluated	17,917	229	3,253	21,399
Total	$17,917	$229	$5,604	$23,750

Loans
Individually evaluated	$8,886	$-	$12,170	$21,056
Collectively evaluated	2,341,297	54,860	512,202	2,908,359
Total	$2,350,183	$54,860	$524,372	$2,929,415

	Real Estate	Consumer and Installment	Commercial and Other	Total
	(In thousands)
Allowance for Loan Losses
Balance as of January 1, 2017	$20,082	$105	$3,063	$23,250
Charge-offs	(383)	(92)	(958)	(1,433)
Recoveries	86	11	278	375
Provision (credit)	(915)	159	1,464	708
Balance as of September 30, 2017	$18,870	$183	$3,847	$22,900

Balance as of July 1, 2017	$19,400	$193	$3,532	$23,125
Charge-offs	(250)	(75)	(645)	(970)
Recoveries	21	4	223	248
Provision (credit)	(301)	61	737	497
Balance as of September 30, 2017	$18,870	$183	$3,847	$22,900

Balances at December 31, 2017:

Allowance for Loan Losses
Individually evaluated	$1	$-	$1,121	$1,122
Collectively evaluated	18,544	310	3,274	22,128
Total	$18,545	$310	$4,395	$23,250

Loans
Individually evaluated	$11,256	$1	$12,363	$23,620
Collectively evaluated	2,225,944	74,675	481,424	2,782,043
Total	$2,237,200	$74,676	$493,787	$2,805,663

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

September 30, 2018	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$7,791	$8,330	$-	$8,871	$270
Construction	-	-	-	-	-
Commercial	6,728	7,254	-	3,987	309
Consumer	72	86	-	214	5
Other	1,921	2,503	-	2,153	49
Total	$16,512	$18,173	$-	$15,225	$633

Impaired loans with a related allowance:
Commercial and residential real estate	$24	$24	$-	$35	$1
Construction	-	-	-	-	-
Commercial	4,399	4,528	2,351	7,085	37
Consumer	121	131	-	137	3
Other	-	-	-	-	-
Total	$4,544	$4,683	$2,351	$7,257	$41

Total impaired loans:
Commercial and residential real estate	$7,815	$8,354	$-	$8,906	$271
Construction	-	-	-	-	-
Commercial	11,127	11,782	2,351	11,072	346
Consumer	193	217	-	351	8
Other	1,921	2,503	-	2,153	49
Total impaired loans	$21,056	$22,856	$2,351	$22,482	$674

December 31, 2017	Recorded Investment	Unpaid Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
	(In thousands)
Impaired loans with no related allowance:
Commercial and residential real estate	$9,981	$10,705	$-	$16,166	$2,052
Construction	-	-	-	-	-
Commercial	1,006	1,553	-	886	195
Consumer	367	425	-	88	-
Other	2,233	2,838	-	1,066	62
Total	$13,587	$15,521	$-	$18,206	$2,309

Impaired loans with a related allowance:
Commercial and residential real estate	$46	$157	$1	$779	$-
Construction	-	-	-	-	-
Commercial	9,807	9,899	1,120	5,262	447
Consumer	180	214	1	329	18
Other	-	-	-	635	6
Total	$10,033	$10,270	$1,122	$7,005	$471

Total impaired loans:
Commercial and residential real estate	$10,027	$10,862	$1	$16,945	$2,052
Construction	-	-	-	-	-
Commercial	10,813	11,452	1,120	6,148	642
Consumer	547	639	1	417	18
Other	2,233	2,838	-	1,701	68
Total impaired loans	$23,620	$25,791	$1,122	$25,211	$2,780

The following tables summarize, by class, loans classified as past due in excess of 30 days or more, in addition to those loans classified as nonaccrual:

September 30, 2018	30-89 Days Past Due	90 Days + Past Due and Still Accruing	90 Days + Past Due and Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$7	$-	$304	$311	$2,075,012
Construction	-	-	-	-	125,335
Commercial	686	-	3,657	4,343	558,316
Consumer	1,523	-	83	1,606	114,348
Other	716	-	986	1,702	56,404
Total	$2,932	$-	$5,030	$7,962	$2,929,415

December 31, 2017	30-89 Days Past Due	90 Days + Past Due and Still Accruing	90 Days + Past Due and Nonaccrual	Total Nonaccrual and Past Due	Total Loans, Held for Investment
	(In thousands)
Commercial and residential
real estate	$410	$-	$1,750	$2,160	$1,977,335
Construction	-	-	-	-	99,960
Commercial	1,663	-	2,079	3,742	523,330
Consumer	469	-	444	913	143,059
Other	327	-	1,281	1,608	61,979
Total	$2,869	$-	$5,554	$8,423	$2,805,663

The gross year-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $232,000 for the nine months ended September 30, 2018 and $173,000 for the nine months ended September 30, 2017. The gross quarter-to-date interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms was $85,000 for the third quarter 2018 and $24,000 for the third quarter 2017.

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

The following tables provide detail for the risk categories of loans, by class of loans, based on the most recent credit analysis performed as of the dates indicated:

September 30, 2018	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$2,065,796	$125,305	$547,729	$114,145	$52,870	$2,905,845
Substandard	8,716	-	10,452	175	3,520	22,863
Doubtful	-	-	-	-	-	-
Subtotal	2,074,512	125,305	558,181	114,320	56,390	2,928,708
Deferred costs and (fees)	500	30	135	28	14	707
Loans, held for investment, net	$2,075,012	$125,335	$558,316	$114,348	$56,404	$2,929,415

December 31, 2017	Commercial & Residential Real Estate	Construction	Commercial	Consumer	Other	Total
	(In thousands)
Non-classified	$1,964,934	$99,965	$513,563	$142,512	$57,256	$2,778,230
Substandard	12,497	-	9,792	554	4,726	27,569
Doubtful	-	-	-	-	-	-
Subtotal	1,977,431	99,965	523,355	143,066	61,982	2,805,799
Deferred (fees) and costs	(96)	(5)	(25)	(7)	(3)	(136)
Loans, held for investment, net	$1,977,335	$99,960	$523,330	$143,059	$61,979	$2,805,663

The book balance of TDRs at September 30, 2018 and December 31, 2017, was $16,175,000 and $19,256,000, respectively. Management established approximately $7,000 and $53,000 in specific reserves for these loans as of September 30, 2018 and December 31, 2017, respectively. The Company had an additional $3,027,000 and $4,181,000 committed on loans classified as TDRs at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, the terms of five loans totaling $1,064,000, were modified in troubled debt restructurings. The modifications of the terms of the five loans included four restructurings of payment terms and one renewal of a loan with a term more favorable to the borrower than would otherwise be available based on the borrower’s financial strength. During the three months ended September 30, 2018, no loans were modified in troubled debt restructurings.

During the nine months ended September 30, 2017, the terms of 23 loans totaling $4,543,000 were modified in troubled debt restructurings. The modification of the terms of such loans included 12 restructurings of payment terms and 11 loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower’s financial strength. During the three months ended September 30, 2017, the terms of four loans totaling $475,000, were modified in troubled debt restructurings. The modification of the terms of such loans included two restructurings of payment terms and two loan renewals with terms more favorable to the borrowers than would otherwise be available based on the borrower’s financial strength. There were no material charge-offs or provisions recorded during the three and nine months ended September 30, 2018 or September 30, 2017 on loans designated as TDRs.

For reporting purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was a single default on a TDR in the second quarter 2018 with a balance of $22,000. During the third quarter 2018, this defaulted TDR was charged-off. There were no defaults on TDRs during the nine months ended September 30, 2017.

(5)Goodwill and Other Intangible Assets

The Company recognized $2,811,000 in goodwill as a result of the January 16, 2018 Wagner acquisition, $8,702,000 in goodwill as a result of the Castle Rock transaction on October 27, 2017, and $56,404,000 in goodwill as a result of the Home State transaction on September 8, 2016.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2018, the Company’s intangible assets were comprised of its core deposit intangible assets, its customer relationship intangible assets and a non-compete intangible asset.

The following table presents the gross amounts of core deposit intangible assets and customer relationship intangible assets and the related accumulated amortization at the dates indicated:

		September 30,	December 31,
	Useful Life	2018	2017

		(In thousands)
Core deposit intangible assets	10 - 15 years	$75,956	$75,956
Core deposit intangible assets accumulated amortization		(66,900)	(65,272)
Core deposit intangible assets, net		9,056	10,684

Customer relationship intangible assets	10 - 13 years	$9,764	$6,243
Customer relationship intangible assets accumulated amortization		(3,493)	(2,486)
Customer relationship intangible assets, net		6,271	3,757

Non-compete agreements intangible asset	3 years	$640	$-
Non-compete agreements intangible asset accumulated amortization		(153)	-
Non-compete agreements intangible asset, net		487	-

Total other intangible assets, net		$15,814	$14,441

(6)Borrowings

A summary of borrowings is as follows:

	Principal	Interest Rate	Maturity Date	Total Committed
	(Dollars in thousands)
September 30, 2018
Short-term borrowings:
American Financial Exchange	$-	2.35%	overnight	$64,000
Bankers' Bank of the West	-	2.70%	overnight	10,000
Federal Reserve Bank	-	2.75%	overnight	821
U.S. Bank	-	2.75%	overnight	5,750
Wells Fargo	-	2.42%	overnight	10,000
Wells Fargo - Holding Company LOC	-	5.50%	overnight	10,000
Zions	-	2.39%	overnight	25,000
FHLB line of credit	183,060	2.35%	overnight	738,536
Total short-term borrowings	$183,060

Long-term borrowings:
FHLB term notes (variable rate)	$25,000	2.28%	March 7, 2019	738,536
FHLB term notes (variable rate)	25,000	2.33%	August 2, 2019	738,536
Total long-term borrowings	$50,000

Total borrowings	$233,060

December 31, 2017
Short-term borrowings:
Bankers' Bank of the West	$-	2.00%	overnight	$10,000
Federal Reserve Bank	-	2.00%	overnight	1,650
U.S. Bank	-	2.00%	overnight	5,750
Wells Fargo	-	1.85%	overnight	10,000
Wells Fargo - Holding Company LOC	-	4.75%	overnight	10,000
Zions	-	1.64%	overnight	25,000
FHLB line of credit	157,444	1.47%	overnight	706,251
Total short-term borrowings	$157,444

Long-term borrowings:
FHLB term notes (fixed rate)	$20,000	2.52%	January 23, 2018	706,251
FHLB term notes (variable rate)	25,000	1.48%	March 7, 2018	706,251
FHLB term notes (variable rate)	25,000	1.45%	August 3, 2018	706,251
Total long-term borrowings	$70,000

Total borrowings	$227,444

At September 30, 2018, the Company’s outstanding borrowings were $233,060,000 compared to $227,444,000 at December 31, 2017. These borrowings at September 30, 2018 consisted of $50,000,000 in term notes and $183,060,000 of advances on our line of credit, both with the Federal Home Loan Bank (the “FHLB”). At December 31, 2017, outstanding borrowings consisted of $70,000,000 of term notes and $157,444,000 in advances on our line of credit, both with the FHLB.

The interest rate on the FHLB line of credit varies with the federal funds rate and was 2.35% at September 30, 2018. The Company has two variable rate term notes with the FHLB. The term notes are each $25,000,000 that mature on March 7, 2019 and August 2, 2019 carry an interest rate that resets quarterly. As of September 30, 2018, the rates on our variable rate term notes were set at 2.28% and 2.33%, respectively.

The Company has an advance, pledge and security agreement with the FHLB and had pledged qualifying loans and securities in the amount of $738,536,000 at September 30, 2018 and $706,251,000 at December 31, 2017. The maximum credit allowance for future borrowings, including term notes and advances on the line of credit, was $505,476,000 at September 30, 2018 and $477,474,000 at December 31, 2017.

The Company had additional availability with correspondent banks of $125,571,000 and $62,400,000 at September 30, 2018 and December 31, 2017, respectively, as outlined in the table above.

In March 2018, the holding company renewed its agreement for a $10,000,000 secured line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 15, 2019. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of September 30, 2018,  no amounts had been borrowed on this line of credit.

(7)Subordinated Debentures and Trust Preferred Securities

At September 30, 2018, the Company’s outstanding subordinated debentures and notes (collectively, the “Debentures”) consisted of $65,774,000 in debt, partially offset by $647,000 in debt issuance costs. At December 31, 2017, the Company’s outstanding Debentures consisted of $65,774,000 in debt, partially offset by $709,000 in debt issuance costs. As of September 30, 2018, the Debentures carried a weighted average cost of funds of 5.52% compared to 5.14% at December 31, 2017.

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

In July 2016, the Company issued its third set of Debentures in anticipation of closing on the Home State transaction. This third issuance of $40,000,000 Fixed-to-Floating rate Subordinated Notes (the “Notes”) initially bear a fixed interest rate of 5.75% per annum, payable semi-annually in arrears and mature July 20, 2026. The carrying balance of the Notes at September 30, 2018 was comprised of the $40,000,000 face amount net of unamortized debt-issuance costs of $647,000. The terms of the Notes provide that on July 20, 2021, and, thereafter, the interest on the Notes will be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined by the applicable quarterly period, plus 4.73%.

As of September 30, 2018, the Company was in compliance with all financial covenants of all three of the Debentures.

At September 30, 2018, the Company had accrued, unpaid interest on all three series of Debentures of approximately $794,000 compared to $1,305,000 at December 31, 2017. Interest payable on Debentures is included in interest payable and other liabilities on the consolidated balance sheets.

Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, they are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $25,000,000 of TruPS issued by the trusts qualify as Tier 1 capital, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At both September 30, 2018 and December 31, 2017, the full $25,000,000 of the TruPS qualified as Tier 1 capital. The $40,000,000 issuance from July 2016 qualifies for inclusion in Tier 2 capital.

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

The following table summarizes the terms of each outstanding subordinated debenture issuance at September 30, 2018 (dollars in thousands):

	Date Issued	Amount	Maturity Date	Call Date *	Fixed or Variable	Rate Adjuster	Current Rate	Next Rate Reset Date**

CenBank Trust III	4/8/2004	15,464	4/15/2034	1/15/2019	Variable	LIBOR + 2.65%	4.99%	1/15/2019
Guaranty Capital Trust III	6/30/2003	10,310	7/7/2033	1/7/2019	Variable	LIBOR + 3.10%	5.44%	1/7/2019
Subordinated Note	7/18/2016	40,000	7/20/2026	N/A	Fixed	LIBOR + 4.73%	5.75%	7/20/2021

* Call date represents the earliest or next date the Company can call the debentures.

** On October 7, 2018, the rate on the Guaranty Capital Trust III subordinated debentures reset to 5.54%. On October 15, 2018, the rate on the CenBank Trust III subordinated debentures reset to 5.09%. The subordinated notes issued July 18, 2016 are fixed at 5.75% until July 20, 2021 at which point the terms of the notes provide that the notes convert to floating rate at three-month LIBOR plus 4.73%.

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

At the dates indicated, the following financial instruments were outstanding whose contract amounts represented credit risk:

	September 30, 2018	December 31, 2017

	(In thousands)
Commitments to extend credit:
Variable	$499,399	$508,186
Fixed	92,041	116,026
Total commitments to extend credit	$591,440	$624,212

Standby letters of credit	$11,192	$12,398

At September 30, 2018, the rates on the fixed rate commitments to extend credit ranged from 2.90% to 7.00%.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
	(In thousands)
Assets/(Liabilities) at September 30, 2018
State and municipal securities	$-	$71,004	$7,090	$78,094
Mortgage-backed securities – agency /
residential	-	156,476	-	156,476
Corporate securities	-	95,196	-	95,196
Collateralized loan obligations	-	5,259	-	5,259
Interest rate swap - cash flow hedge	-	176	-	176
Interest rate swap - cash flow hedge	-	(115)	-	(115)

Assets/(Liabilities) at December 31, 2017
State and municipal securities	$-	$75,162	$7,324	$82,486
Mortgage-backed securities – agency /
residential	-	131,180	-	131,180
Corporate securities	-	103,512	-	103,512
Collateralized loan obligations	-	12,799	-	12,799
Interest rate swaps - cash flow hedge	-	(1,010)	-	(1,010)

There were no transfers of financial assets and liabilities among Level 1, Level 2 and Level 3 during the nine months ended September 30, 2018.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and September 30, 2017:

	State and Municipal Securities
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

	(In thousands)
Beginning balance	$7,169	$7,324
Total unrealized gains (losses) included in:
Net income	1	7
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(80)	(241)
Transfers in and (out) of Level 3	-	-
Balance September 30, 2018	$7,090	$7,090

	State and Municipal Securities
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

	(In thousands)
Beginning balance	$31,595	$31,752
Total unrealized gains (losses) included in:
Net income	1	5
Other comprehensive income (loss)	-	-
Sales, calls and prepayments	(24,195)	(24,356)
Transfers in and (out) of Level 3	-	-
Balance September 30, 2017	$7,401	$7,401

For the three and nine months ended September 30, 2018 and September 30, 2017, there was no other comprehensive income or loss for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as a result of consistent mark-to-market valuation. For the three and nine months ended September 30, 2018 and September 30, 2017, the amounts included in net income in the above tables include accretion of any discount on these Level 3 bonds.

The following tables present quantitative information about Level 3 fair value measurements on the Company’s state and municipal securities at September 30, 2018 and December 31, 2017:

September 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,090	discounted cash flow	discount rate	2.90%-3.40%
Total	$7,090

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(In thousands)
State and municipal securities	$7,324	discounted cash flow	discount rate	2.50%-3.00%
Total	$7,324

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis were not material as of September 30, 2018 and December 31, 2017.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis were not material as of September 30, 2018 and December 31, 2017.

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2018:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$39,188	$39,188	$-	$-	$39,188
Time deposits with banks	254	254	-	-	254
Securities available for sale	335,025	-	327,935	7,090	335,025
Securities held to maturity	251,188	-	239,215	2,421	241,636
Bank stocks	26,021	n/a	n/a	n/a	n/a
Loans held for sale	2,228	2,451	-	-	2,451
Loans held for investment, net	2,905,665	-	-	2,814,414	2,814,414
Accrued interest receivable	13,091	-	13,091	-	13,091
Interest rate swap - cash flow hedge	176	-	176	-	176

Financial liabilities:
Deposits	$3,059,947	$-	$3,054,183	$-	$3,054,183
Federal funds purchased and sold under
agreements to repurchase	8,622	-	8,622	-	8,622
Short-term borrowings	183,060	-	183,060	-	183,060
Subordinated debentures	65,127	-	-	63,001	63,001
Long-term borrowings	50,000	-	49,859	-	49,859
Accrued interest payable	1,751	-	1,751	-	1,751
Interest rate swap - cash flow hedge	115	-	115	-	115

		Fair Value Measurements at December 31, 2017:
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$51,553	$51,553	$-	$-	$51,553
Time deposits with banks	254	254	-	-	254
Securities available for sale	329,977	-	322,653	7,324	329,977
Securities held to maturity	259,916	-	255,189	2,476	257,665
Bank stocks	24,419	n/a	n/a	n/a	n/a
Loans held for sale	1,725	1,898	-	-	1,898
Loans held for investment, net	2,782,413	-	-	2,771,262	2,771,262
Accrued interest receivable	11,441	-	11,441	-	11,441

Financial liabilities:
Deposits	$2,941,627	$-	$2,937,584	$-	$2,937,584
Federal funds purchased and sold under
agreements to repurchase	44,746	-	44,746	-	44,746
Short-term borrowings	157,444	-	157,444	-	157,444
Subordinated debentures	65,065	-	-	61,129	61,129
Long-term borrowings	70,000	-	70,141	-	70,141
Accrued interest payable	1,930	-	1,930	-	1,930
Interest rate swap - cash flow hedge	1,010	-	1,010	-	1,010

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

Beginning in the first quarter 2018, the fair value of loans was determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology. As a result, the fair value adjustments as of September 30, 2018 and December 31, 2017 are not comparable.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2018 and December 31, 2017:

	Balance	Fair Value
	Sheet	September 30,	December 31,
	Location	2018	2017

		(In thousands)
Derivatives designated as hedging instruments
Assets:
Interest rate swaps	Other assets	$176	$-
Liabilities:
Interest rate swaps	Other liabilities	$115	$1,010

The Company’s objectives in using interest rate derivatives are to add stability and predictability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments. As of September 30, 2018, and December 31, 2017, the Company had two forward-starting interest rate swaps with an aggregate notional amount of $50,000,000 that were each designated as cash flow hedges associated with the Company’s forecasted variable-rate borrowings. The first $25,000,000 swap became effective in June 2015 at a fixed rate of 2.46% and matures in June 2020. The second $25,000,000 swap became effective in March 2016 at a fixed rate of 3.00% and matures in March 2021.

Summary information about the interest-rate swaps designated as cash flow hedges as of September 30, 2018 and December 31, 2017 is included in the table below:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Notional amounts	$50,000	$50,000
Weighted average pay rates	2.73%	2.73%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	2.1 years	2.9 years
Unrealized gains (losses), net	$61	$(1,010)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedges are used to hedge the forecasted variable cash outflows associated with forecasted issuances of FHLB advances. During the nine months ended September 30, 2018 and September 30, 2017, the income statement effect of hedge ineffectiveness was not material.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. Management expects that, during the next 12 months, less than $1,000 will be reclassified from AOCI into interest expense.

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

The table below presents the effect of the Company’s derivative financial instruments on both comprehensive income and net income for the three and nine months ended September 30, 2018 and September 30, 2017:

	Income	Three Months Ended		Nine Months Ended
Interest Rate Swaps with	Statement	September 30,		September 30,
Hedge Designation	Location	2018	2017	2018	2017

		(In thousands)
Gain or (loss) recognized in OCI on
derivative - net of tax	Not applicable	$76	$20	$609	$(116)
(Gain) or loss reclassified from
accumulated OCI into income
(effective portion) - net of tax	Interest expense	39	118	198	378

The Company has agreements with its derivative counterparties that contain a cross-default provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2018 had posted $3,584,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

(11)Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2018 and September 30, 2017:

	Unrealized Gains and Losses on Available for Sale Securities	Unrealized Gains and Losses on Held to Maturity Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
	(In thousands)
Balance, July 1, 2017	$(2,575)	$(1,526)	$(1,011)	$(5,112)
Other comprehensive income (loss)
before reclassifications, net of tax	56	-	20	76
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	53	74	118	245
Net other comprehensive income (loss)	109	74	138	321
Balance, September 30, 2017	$(2,466)	$(1,452)	$(873)	$(4,791)

Balance, January 1, 2017	$(3,913)	$(1,678)	$(1,135)	$(6,726)
Other comprehensive income (loss)
before reclassifications, net of tax	1,394	-	(116)	1,278
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	53	226	378	657
Net other comprehensive income (loss)	1,447	226	262	1,935
Balance, September 30, 2017	$(2,466)	$(1,452)	$(873)	$(4,791)

Balance, July 1, 2018	$(8,249)	$(1,514)	$6	$(9,757)
Other comprehensive income (loss)
before reclassifications, net of tax	(1,952)	-	76	(1,876)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	-	77	39	116
Net other comprehensive income (loss)	(1,952)	77	115	(1,760)
Balance, September 30, 2018	$(10,201)	$(1,437)	$121	$(11,517)

Balance, January 1, 2018	$(2,751)	$(1,377)	$(566)	$(4,694)
Other comprehensive income (loss)
before reclassifications, net of tax	(6,845)	-	609	(6,236)
Net unrealized losses on securities transferred
from available for sale, to held to maturity
net of tax	-	-	-	-
Amounts reclassified from accumulated
other comprehensive income (loss), net of tax	(12)	238	198	424
Net other comprehensive income (loss)	(6,857)	238	807	(5,812)
Reclassification of stranded tax effect	(593)	(298)	(120)	(1,011)
Balance, September 30, 2018	$(10,201)	$(1,437)	$121	$(11,517)

The following table summarizes the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2018 and September 30, 2017:

Details about					Affected Income Statement
AOCI Components	Amount Reclassified from AOCI				Line Item
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Unrealized gains and losses on
available for sale securities	$-	$86	$(16)	$86	(Gain) loss on the sale of securities
	-	(33)	4	(33)	Income tax effect
	$-	$53	$(12)	$53	Net income
Unrealized gains and losses on
held to maturity securities	$102	$120	$316	$365	Interest income
	(25)	(46)	(78)	(139)	Income tax effect
	$77	$74	$238	$226	Net income
Unrealized gains and losses on
cash flow hedges	$52	$190	$263	$609	Interest expense
	(13)	(72)	(65)	(231)	Income tax effect
	$39	$118	$198	$378	Net income
Total reclassifications
for the period	$116	$245	$424	$657	Net income

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

Under the provisions of the 2015 Plan and the Incentive Plan, grants of stock-based compensation awards of 935,000 and 1,700,000 shares, respectively, were authorized, subject to adjustments upon the occurrence of certain events. As of September 30, 2018, there were 312,056 and 118,445 outstanding awards under the 2015 Plan and the Incentive Plan, respectively. As of September 30, 2018, there were 497,975 shares remaining available for grant under the 2015 Plan.

Of the 430,501 shares represented by unvested awards at September 30, 2018, approximately 417,000 shares are expected to vest. At September 30, 2018, there were 270,064 shares of restricted stock outstanding that were subject to a performance condition. As of September 30, 2018, management expects that approximately 264,000 of these shares will vest and that the remaining shares will expire unvested. The performance shares that are expected to vest relate to awards granted to various key employees from March 2014 through May 2018. The vesting of these performance shares is contingent upon meeting certain return on average asset performance measures. The performance-based shares awarded in 2014, 2016, 2017 and 2018 each include a “threshold” and “target” performance level, with vesting determined based on where actual performance falls in relation to the numeric range represented by these performance criteria. As of September 30, 2018, management expected that all of the performance awards made in 2014, 2016, 2017 and 2018 not forfeited from a failure by the grantee to provide the requisite service will vest, which is consistent with the level of expense currently being recognized over the vesting period. Should this expectation change, the recognition of compensation expense in future periods could be impacted.

A summary of the status of unearned stock awards and the change during the nine months ended September 30, 2018 is presented in the table below:

	Shares	Weighted Average Fair Value on Award Date
Unearned at January 1, 2018	434,149	$17.05
Awarded	135,038	27.95
Forfeited	(13,194)	23.95
Vested	(125,492)	16.44
Unearned at September 30, 2018	430,501	$20.44

The Company recognized $2,585,000 and  $2,272,000 in stock-based compensation expense for services rendered for the nine months ended September 30, 2018 and September 30, 2017, respectively. The total income tax benefit recognized on share-based compensation recorded during the nine months ended September 30, 2018 and September 30, 2017,  was $638,000 and $864,000, respectively. The Company recognized $819,000 and $769,000 in stock-based compensation expense for services rendered for the three months ended September 30, 2018 and September 30, 2017, respectively. The total income tax benefit recognized on share-based compensation recorded during the three months ended September 30, 2018 and September 30, 2017,  was $202,000 and $293,000, respectively. In addition to the tax benefit on recorded share-based compensation expense, the Company recognized an excess tax benefit of $356,000 and $582,000 during the nine months ended September 30, 2018 and September 30, 2017, respectively. Likewise, the excess tax benefit recognized during the third quarter 2018  and 2017 was $19,000 and $22,000, respectively. The excess tax benefit represents the tax effect of the appreciation of the stock price on vested restricted stock between the grant date and the vesting date multiplied by the number of shares vested during the period. The grant date fair value of restricted stock awards granted in the nine  months ended September 30, 2018 and September 30, 2017 was $3,774,000 and $2,845,000, respectively. The fair value of shares that vested in the nine months ended September 30, 2018 and September 30, 2017 was approximately $3,506,000 and $3,567,000, respectively. At September 30, 2018,  compensation cost of $4,253,000 related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of 1.1 years.

Pursuant to the terms of the reorganization agreement, upon closing of the merger, shares of restricted stock awarded under the Incentive Plan will vest immediately while shares of restricted stock awarded under the 2015 Plan, subject to certain exceptions, will be converted into restricted stock in Independent, with additional clarification added in the following sentence. For performance-based restricted stock awarded under the 2015 Plan, the related performance criteria will be deemed to have been satisfied at the target level and the restricted-stock will convert to time-based restricted stock in Independent set to vest according to the original vesting schedule.

(13)Capital Ratios

The following table provides the capital ratios of the Company and Bank as of the dates presented, along with the applicable regulatory capital requirements:

	Ratio at September 30, 2018	Ratio at December 31, 2017	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.98%	10.57%	7.00%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.75%	11.36%	8.50%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.71%	13.36%	10.50%	N/A
Guaranty Bank and Trust Company	13.20%	13.03%	10.50%	10.00%

Leverage Ratio
Consolidated	10.46%	10.21%	4.00%	N/A
Guaranty Bank and Trust Company	11.10%	11.05%	4.00%	5.00%

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

All of the Company’s revenue that is subject to ASC 606 is included in noninterest income, however not all noninterest income is subject to ASC 606. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2018 and September 30, 2017. Totals in the table may not agree to the amounts included in the Company’s consolidated statements of income as certain sources of revenue not subject to ASC 606 are excluded from the table.

A.

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

		(In thousands)
Overdraft related
income	Deposit service and other fees	$836	$875	$2,482	$2,603
Deposit service income	Deposit service and other fees	170	155	541	461
Analysis income	Deposit service and other fees	510	527	1,458	1,519
Wire fee income	Deposit service and other fees	88	59	253	168
Interchange income	Deposit service and other fees	1,798	1,688	5,161	4,919
Safe deposit box rental
income	Deposit service and other fees	57	54	180	176
Other fee income	Deposit service and other fees	54	126	160	216
Subtotal		$3,513	$3,484	$10,235	$10,062

Trust fee income	Investment management and trust	$784	$567	$1,922	$1,691
Investment advisory
income	Investment management and trust	1,966	911	5,592	2,791
Subtotal		$2,750	$1,478	$7,514	$4,482

Gain (loss) on sale of
assets	Other noninterest income	$681	$2	$954	$259
Other	Other noninterest income	112	200	359	420
Subtotal		$793	$202	$1,313	$679

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

Significant judgments made by the Company in recognizing revenue from contracts with customers include the estimation of variable consideration, primarily related to the refunding of deposit service fees and the recognition of investment management fees on a straight-line basis over time. The Company’s estimate for refund obligations is based on historical trends and was not material as of September 30, 2018 or December 31, 2017. Investment management fees are recognized over time on a straight-line basis because the provision of advisory services occurs evenly over time and the straight-line method depicts the satisfaction of the Company’s performance obligation to the customer.

With respect to deposit service charges, the deposit service charge is generated and revenue is recognized as customer activity occurs, which is also at the time the performance obligation is satisfied. As a result, the Company typically does not have contract liabilities, or unsatisfied performance obligations with deposit customers as of quarter-end. The majority of the Company's investment management fee revenue is billed quarterly in advance after each quarter end resulting in a contract liability balance being recorded as of the date of the billing. A limited amount of investment management fee revenue is billed in arrears, resulting in a contract asset being recorded as of quarter-end. The Company’s performance obligation for investment management contracts with customers is satisfied evenly over time on a straight-line basis as investment management services are provided to the customer. This pattern of revenue recognition reflects the underlying provision of investment management services to the customer throughout the quarter. Because investment management fees are billed quarterly and earned during the quarter, the Company typically does not have contract liabilities or unsatisfied performance obligations with investment management customers as of quarter-end.

As of both September 30, 2018 and December 31, 2017, the Company had an immaterial amount of contract assets outstanding.

(15)Legal Contingencies

The Company and the Bank are defendants, from time to time, in legal actions at various points of the legal process, including appeals, arising from transactions conducted in the ordinary course of business. Management believes, after consultation with legal counsel, that it is not probable that current legal actions will result in an unfavorable outcome that has a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

A putative securities class action complaint was filed in the United States District Court for the District of Colorado on August 22, 2018, against the Company, the members of the Company’s Board of Directors and Independent. The complaint alleged, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and certain rules and regulations promulgated thereunder by not disclosing certain allegedly material facts in the Joint Proxy Statement/Prospectus dated as of August 15, 2018 that was filed by the Company and Independent with the SEC on August 16, 2018.

The Company believes that the claims asserted in the lawsuit are without merit. However, to avoid the risk that the lawsuit may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending the lawsuit, on September 17, 2018, the Company filed a Current Report on Form 8-K in which it voluntarily made certain supplemental disclosures related to the Merger.

(16)Subsequent Events

On October 29, 2018 the Company’s Board of Directors declared a quarterly cash dividend of 16.25 cents per share, payable on November 15, 2018 to stockholders of record on November 8, 2018.

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

•	Failure, interruption or breach in security of our electronic communications, information systems and computer systems.
•	The effects of inflation and interest rate, securities market and monetary supply fluctuations.
•	Political instability, acts of war or terrorism and natural disasters.
•	Our ability to develop and promote customer acceptance of new products and services in a timely manner and customers perceived overall value of these products and services.
•	Changes in consumer spending, borrowings and savings habits.
•	Competition for loans and deposits and failure to attract or retain loans and deposits.
•	Changes in the financial performance or condition of the Bank’s borrowers and the ability of the Bank’s borrowers to perform under the terms of their loans and the terms of other credit agreements.
•	Our ability to receive regulatory approval for the Bank to declare and pay dividends to the holding company.
•	Our ability to acquire, operate and maintain cost effective and efficient systems.

•

The pendency of the proposed merger with Independent Bank Group, Inc. (“Independent”) pursuant to an Agreement and Plan of Reorganization dated May 22, 2018 (the “Reorganization Agreement”) and the related additional time that our management team spends on the proposed merger.

•	The business uncertainties and contractual restrictions while the Merger is pending and the impact of these factors on employee retention.
•	The possibility that the Reorganization Agreement with Independent is terminated or that the Merger does not close.
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

On May 22, 2018, the Company jointly announced with Independent the execution of the Reorganization Agreement, under which the Company would merge with and into Independent in an all-stock transaction. Independent’s Registration Statement on Form S-4, which registered the Independent shares to be issued in connection with the Merger, was filed with the Securities and Exchange Commission on August 15, 2018 and has been made effective. Independent’s shareholders approved the transaction at the special meeting of shareholders on September 24, 2018 and the Company’s stockholders approved the transaction at the Company’s special meeting of stockholders on September 25, 2018. Closing of the Merger remains subject to customary conditions, including the receipt of bank regulatory approvals and the satisfaction of other customary closing conditions. The Company expects the Merger to close late in the fourth quarter 2018.

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

Earnings Summary

The following table summarizes certain key financial results for the periods indicated:

Table 1

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change			Change
			Favorable			Favorable
	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)

	(In thousands, except for share data and ratios)
Results of Operations:
Interest income	$38,115	$34,688	$3,427	$112,214	$98,962	$13,252
Interest expense	5,325	3,354	(1,971)	14,453	9,957	(4,496)
Net interest income	32,790	31,334	1,456	97,761	89,005	8,756
Provision for loan losses	206	497	291	924	708	(216)
Net interest income after
provision for loan losses	32,584	30,837	1,747	96,837	88,297	8,540
Noninterest income	8,272	6,130	2,142	22,597	18,874	3,723
Noninterest expense	21,610	21,807	197	66,227	62,839	(3,388)
Income before income taxes	19,246	15,160	4,086	53,207	44,332	8,875
Income tax expense	4,302	5,106	804	11,443	14,313	2,870
Net income	$14,944	$10,054	$4,890	$41,764	$30,019	$11,745

Common Share Data:
Earnings per common
share–basic	$0.52	$0.36	$0.16	$1.45	$1.08	$0.37
Earnings per common
share–diluted	$0.51	$0.36	$0.15	$1.44	$1.07	$0.37
Weighted average common
shares outstanding–basic	28,868,984	27,920,658	948,326	28,851,952	27,900,627	951,325
Weighted average common
shares outstanding–diluted	29,068,332	28,120,111	948,221	29,083,965	28,140,332	943,633
Average equity to average assets	11.36%	10.89%	0.47%	11.17%	10.73%	0.44%
Return on average equity	13.93%	10.70%	3.23%	13.40%	10.99%	2.41%
Return on average assets	1.58%	1.17%	0.41%	1.50%	1.18%	0.32%
Dividend payout ratio	31.39%	34.71%	(3.32)%	33.69%	34.87%	(1.18)%

	September 30,	September 30,
	2018	2017	Change
Selected Balance Sheet Ratios:
Total risk-based capital to
risk-weighted assets	13.71%	13.50%	0.21%
Leverage ratio	10.46%	10.15%	0.31%
Loans(1), net of deferred costs and fees
to deposits	95.73%	91.84%	3.89%
Allowance for loan losses to loans (1),
net of deferred costs and fees	0.81%	0.86%	(0.05)%
Allowance for loan losses to
nonperforming loans	472.17%	482.72%	(10.55)%
Classified assets to allowance
and Tier 1 capital (2)	6.14%	7.57%	(1.43)%
Noninterest bearing deposits to
total deposits	31.40%	31.90%	(0.50)%
Time deposits to total deposits	15.20%	14.55%	0.65%
______________________
(1) Loans held for investment
(2) Based on Bank only Tier 1 capital

Third Quarter 2018 Compared to Second Quarter 2018

Net income for the third quarter 2018 was $14.9 million, or $0.51 per diluted common share, compared to net income of $13.3 million, or $0.46 per diluted common share in the second quarter 2018. The $1.7 million increase in net income in the third quarter 2018, compared to the second quarter 2018, was primarily due to a $0.9 million increase in noninterest income, a $1.1 million decline in noninterest expense and reduced provision for loan losses, partially offset by a $0.5 million increase in income tax expense, attributable to increased pre-tax income. The third quarter 2018 increase in noninterest income, compared to second quarter 2018 was mostly a result of a $0.7 million gain recognized on the sale of properties acquired in acquisitions. The third quarter 2018 decrease in noninterest expense, compared to the second quarter 2018, was primarily due to a $0.6 million decrease in merger-related expenses attributable to the pending merger with and into Independent. The increase in income tax expense in the third quarter 2018, compared to the second quarter 2018, was primarily a result of the increase in pre-tax income. Net interest income declined $0.1 million in the third quarter 2018, compared to the second quarter 2018, primarily as a result of the compression of net interest margin caused by the increasing cost of interest-bearing liabilities.

Third Quarter 2018 Compared to Third Quarter 2017

Net income for the third quarter 2018 was $14.9 million, or $0.51 per diluted common share, compared to net income of $10.1 million, or $0.36 per diluted common share in the third quarter 2017. The $4.9 million increase in net income in the third quarter 2018, compared to the third quarter 2017, was attributable to a $1.5 million increase in net interest income, a $0.3 million reduction in the provision for loan losses, a $2.1 million increase in noninterest income, a $0.2 million decrease in noninterest expense and a $0.8 million decrease in income tax expense. The $1.5 million increase in net interest income in the third quarter 2018, compared to the third quarter 2017, was attributable to a $3.4 million increase in interest income, partially offset by a $2.0 million increase in interest expense. The $2.1 million increase in noninterest income in the third quarter 2018, compared to the third quarter 2017, was primarily due to the $1.3 million increase in investment management and trust income, as a result of the first quarter 2018 purchase of the assets under management of Wagner, in addition to $0.7 million in gains recognized on the sale of properties acquired in acquisitions. The $0.8 million reduction in income tax expense was the result of the reduction of the federal corporate income tax rate from 35% to 21% due to the December 2017, Tax Cuts and Jobs Act (the “Tax Act”).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, net income was $41.8 million, or $1.44 per diluted common share, compared to $30.0 million, or $1.07 per diluted common share for the same period in 2017. The $11.7 million increase in net income during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily attributable to an $8.8 million increase in net interest income, a $3.7 million increase in noninterest income and a $2.9 million decrease in income tax expense, partially offset by a $0.2 million increase in the provision for loan losses and a $3.4 million increase in noninterest expense. The growth in net interest income was due to increases in average earning assets compounded by increased yield on earning assets, partially offset by an increase in the cost of interest-bearing liabilities. The $3.7 million increase in noninterest income was mostly due to a $3.0 million increase in investment management and trust income as a result of the Wagner acquisition. The $2.9 million decrease in income tax expense is a result of the reduced federal corporate income tax rate, which became effective January 1, 2018 following the December 2017 signing of the Tax Act. The $3.4 million increase in noninterest expense was mostly attributable to the increased personnel and occupancy expense related to growth of the Company through the Castle Rock and Wagner acquisitions, and a $1.2 million increase in merger-related expenses related to the pending merger with and into Independent, partially offset by a $1.6 million reduction in litigation-related settlements, compared to the same period in 2017.

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

The following table summarizes the Company’s net interest income and related spread and margin for the quarter ended September 30, 2018 and the prior four quarters:

Table 2

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(Dollars in thousands)
Net interest income	$32,790	$32,878	$32,093	$31,794	$31,334
Interest rate spread	3.44%	3.54%	3.54%	3.56%	3.71%
Net interest margin	3.74%	3.80%	3.77%	3.77%	3.91%
Net interest margin, fully tax
equivalent (1)	3.80%	3.87%	3.84%	3.89%	4.02%
Loan yield	4.67%	4.71%	4.59%	4.57%	4.73%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.64%	0.59%	0.52%	0.44%	0.44%
Average cost of deposits
(including noninterest-
bearing deposits)	0.42%	0.38%	0.31%	0.28%	0.27%
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

The following table summarizes the Company’s net interest income and related spread and margin for the nine months ended September 30, 2018 and September 30, 2017:

Table 3

	Nine Months Ended
	September 30,	September 30,
	2018	2017
	(Dollars in thousands)
Net interest income	$97,761	$89,005
Interest rate spread	3.51%	3.57%
Net interest margin	3.77%	3.77%
Net interest margin, fully tax
equivalent (1)	3.84%	3.88%
Loan yield	4.66%	4.54%
Average cost of interest-bearing
liabilities (including noninterest-
bearing deposits)	0.59%	0.44%
Average cost of deposits
(including noninterest-
bearing deposits)	0.37%	0.25%
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

Table 4

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,870,984	$33,825	4.67%	$2,593,667	$30,902	4.73%
Investment securities (1)
Taxable	366,464	2,652	2.87%	339,671	2,221	2.59%
Tax-exempt	214,143	1,206	2.23%	210,363	1,233	2.33%
Bank stocks (4)	26,060	406	6.18%	19,993	275	5.46%
Other earning assets	5,287	26	1.95%	18,060	57	1.25%
Total interest-earning assets	3,482,938	38,115	4.34%	3,181,754	34,688	4.33%
Non-earning assets:
Cash and due from banks	36,488			35,426
Other assets	226,837			206,044
Total assets	$3,746,263			$3,423,224

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$808,172	$485	0.24%	$850,670	$380	0.18%
Money market	542,557	1,026	0.75%	493,433	459	0.37%
Savings	209,856	64	0.12%	182,190	51	0.11%
Time certificates of deposit	463,183	1,611	1.38%	420,102	1,049	0.99%
Total interest-bearing deposits	2,023,768	3,186	0.62%	1,946,395	1,939	0.40%
Borrowings:
Repurchase agreements	55,016	23	0.17%	33,958	16	0.19%
Federal funds purchased	6,241	33	2.07%	1	-	1.46%
Subordinated debentures	65,119	937	5.71%	65,035	868	5.30%
Borrowings	193,921	1,146	2.34%	91,087	531	2.31%
Total interest-bearing liabilities	2,344,065	5,325	0.90%	2,136,476	3,354	0.62%
Noninterest bearing liabilities:
Demand deposits	960,347			898,262
Other liabilities	16,258			15,739
Total liabilities	3,320,670			3,050,477
Stockholders' equity	425,593			372,747
Total liabilities and stockholders' equity	$3,746,263			$3,423,224

Net interest income		$32,790			$31,334
Net interest margin			3.74%			3.91%
Net interest margin, fully tax
equivalent (2)			3.80%			4.02%

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

(4) Includes Bankers’ Bank of the West stock, Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers’ Bank stock.

Table 4 (continued)

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Gross loans, net of deferred costs
and fees (1)(3)	$2,855,181	$99,489	4.66%	$2,571,906	$87,270	4.54%
Investment securities (1)
Taxable	362,807	7,763	2.86%	351,818	6,892	2.62%
Tax-exempt	215,544	3,659	2.27%	204,814	3,713	2.42%
Bank stocks (4)	26,317	1,220	6.20%	22,572	1,011	5.99%
Other earning assets	6,250	83	1.78%	8,953	76	1.13%
Total interest-earning assets	3,466,099	112,214	4.33%	3,160,063	98,962	4.19%
Non-earning assets:
Cash and due from banks	36,014			35,224
Other assets	228,688			205,373
Total assets	$3,730,801			$3,400,660

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and NOW	$820,093	$1,340	0.22%	$810,763	$1,091	0.18%
Money market	532,590	2,456	0.62%	487,635	1,194	0.33%
Savings	207,748	178	0.11%	177,968	147	0.11%
Time certificates of deposit	462,550	4,260	1.23%	403,068	2,830	0.94%
Total interest-bearing deposits	2,022,981	8,234	0.54%	1,879,434	5,262	0.37%
Borrowings:
Repurchase agreements	51,403	71	0.18%	34,063	48	0.19%
Federal funds purchased	2,879	56	2.62%	1	-	1.46%
Subordinated debentures	65,098	2,759	5.67%	65,014	2,568	5.28%
Borrowings	211,872	3,333	2.10%	161,023	2,079	1.73%
Total interest-bearing liabilities	2,354,233	14,453	0.82%	2,139,535	9,957	0.62%
Noninterest bearing liabilities:
Demand deposits	943,743			881,017
Other liabilities	16,003			15,053
Total liabilities	3,313,979			3,035,605
Stockholders' equity	416,822			365,055
Total liabilities and stockholders' equity	$3,730,801			$3,400,660

Net interest income		$97,761			$89,005
Net interest margin			3.77%			3.77%
Net interest margin, fully tax
equivalent (2)			3.84%			3.88%

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

Table 5

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
	Net Change	Rate	Volume	Net Change	Rate	Volume

	(In thousands)			(In thousands)
Interest income:
Gross Loans, net of deferred
costs and fees	$2,923	$(340)	$3,263	$12,219	$2,399	$9,820
Investment Securities
Taxable	431	248	183	871	651	220
Tax-exempt	(27)	(50)	23	(54)	(306)	252
Bank Stocks	131	40	91	209	36	173
Other earning assets	(31)	116	(147)	7	15	(8)
Total interest income	3,427	14	3,413	13,252	2,795	10,457

Interest expense:
Deposits:
Interest-bearing demand
and NOW	105	123	(18)	249	236	13
Money market	567	517	50	1,262	1,143	119
Savings	13	5	8	31	6	25
Time certificates of deposit	562	446	116	1,430	971	459
Repurchase agreements	7	(2)	9	23	(1)	24
Federal funds purchased	33	-	33	56	-	56
Subordinated debentures	69	68	1	191	188	3
Borrowings	615	7	608	1,254	513	741
Total interest expense	1,971	1,164	807	4,496	3,056	1,440
Net interest income	$1,456	$(1,150)	$2,606	$8,756	$(261)	$9,017

Third Quarter 2018 Compared to Second Quarter 2018

Net interest income decreased to $32.8 million for the third quarter 2018 compared to $32.9 million in the second quarter 2018. The $0.1 million decrease in net interest income was attributable to a $0.4 million increase in interest income, offset by a $0.4 million increase in interest expense. Interest income increased in the third quarter 2018 primarily as a result of an increase in average earning asset balances. The increase in interest expense in the third quarter 2018, compared to the second quarter 2018, was primarily due to a seven basis point increase in the cost of interest-bearing liabilities.

Third Quarter 2018 Compared to Third Quarter 2017

Net interest income increased $1.5 million in the third quarter 2018, compared to the third quarter 2017, as a result of a $3.4 million increase in interest income, partially offset by a $2.0 million increase in interest expense over the same period. The increase in interest income was mostly the result of a $301.2 million increase in average interest earning assets in the third quarter 2018, compared to the third quarter 2017. The increase in interest expense was attributable to increases in deposits and borrowings in addition to increased interest costs on both deposits and borrowings.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

During the nine months ended September 30, 2018, net interest income increased $8.8 million, compared to the same period in 2017, primarily due to a $306.0 million increase in average earning assets, partially offset by a $214.7 million increase in interest-bearing liabilities.

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

In the third quarter 2018, we recorded a $0.2 million provision for loan losses, compared to a $0.5 million provision for loan losses in the second quarter 2018 and a $0.5 million provision for loan losses in the third quarter 2017. Management considered several factors in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2018.

Net charge-offs in the third quarter 2018 were $0.2 million, compared to net charge-offs of $0.1 million in the second quarter 2018 and $0.7 million of net charge-offs in the third quarter 2017.

For further discussion of the methodology and factors impacting management’s estimate of the allowance for loan losses, see “Balance Sheet Analysis — Allowance for Loan Losses” below. For a discussion of impaired loans and associated collateral values, see “Balance Sheet Analysis — Nonperforming Assets and Other Impaired Loans” below.

Noninterest Income

The following table presents the major categories of noninterest income for the current quarter and prior four quarters:

Table 6

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(In thousands)
Noninterest income:
Deposit service and other fees	$3,571	$3,646	$3,321	$3,546	$3,580
Investment management and trust	2,750	2,466	2,298	1,523	1,478
Increase in cash surrender value of
life insurance	670	661	670	675	674
Gain (loss) on sale of securities	-	16	-	80	(86)
Gain on sale of SBA loans	430	255	231	285	143
Other	851	311	450	461	341
Total noninterest income	$8,272	$7,355	$6,970	$6,570	$6,130

Third Quarter 2018 Compared to Second Quarter 2018

Noninterest income increased $0.9 million during the third quarter 2018, compared to the second quarter 2018, primarily as a result of a $0.7 million increase in gains recognized on the sale of long-lived assets due to the sale of certain properties obtained in recent acquisitions, included in other noninterest income.

Third Quarter 2018 Compared to Third Quarter 2017

Noninterest income increased $2.1 million during the third quarter 2018, compared to the same quarter in 2017, primarily as a result of an increase in investment management and trust income attributable to the first quarter 2018 Wagner acquisition, in addition to a $0.7 million increase in gains on the sale of long-lived assets.

The following table presents the major categories of noninterest income for the year-to-date periods presented:

Table 7

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
Noninterest income:
Deposit service and other fees	$10,538	$10,405
Investment management and trust	7,514	4,482
Increase in cash surrender value of
life insurance	2,001	1,884
Gain (loss) on sale of securities	16	(86)
Gain on sale of SBA loans	916	971
Other	1,612	1,218
Total noninterest income	$22,597	$18,874

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, noninterest income increased $3.7 million, compared to the same period in 2017, primarily due to increased investment management and trust income due to the first quarter 2018 Wagner acquisition, in addition to a $0.7 million increase in gains recognized on the sale of long-lived assets.

Noninterest Expense

The following table presents the major categories of noninterest expense for the current quarter and prior four quarters:

Table 8

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$12,617	$12,871	$12,903	$11,853	$11,736
Occupancy expense	1,667	1,681	1,738	1,724	1,714
Furniture and equipment	1,009	1,031	1,060	1,004	974
Amortization of intangible assets	924	952	912	776	672
Other real estate owned, net	19	2	39	-	(20)
Insurance and assessments	694	670	697	671	642
Professional fees	905	1,040	1,091	974	929
Impairment of long-lived assets	-	-	-	170	-
Other general and administrative	3,775	4,424	3,506	6,784	5,160
Total noninterest expense	$21,610	$22,671	$21,946	$23,956	$21,807

Third Quarter 2018 Compared to Second Quarter 2018

Third quarter 2018 noninterest expense decreased $1.1 million, compared to the second quarter 2018, primarily as a result of a $0.6 million decrease in merger-related expenses attributable to the pending merger with and into Independent. Merger-related expenses are included in other general and administrative expenses in table above.

Third Quarter 2018 Compared to Third Quarter 2017

Third quarter 2018 noninterest expense decreased $0.2 million compared to the third quarter 2017, mostly due to a $1.4 million decrease in other general and administrative expense, driven by a $1.6 million litigation-related settlement in the third quarter 2017. The decrease in other general and administrative expense was offset by smaller increases in several other categories of noninterest expense. Salaries and employee benefits increased $0.9 million in the third quarter 2018, compared to the third quarter 2017, primarily as a result of employees added in the fourth quarter 2017 Castle Rock acquisition and the first quarter 2018 Wagner acquisition. In the third quarter 2018, merger-related expenses were $0.4 million related to the pending merger with and into Independent compared to third quarter 2017 merger-related expenses of $0.3 million related to the Castle Rock acquisition.

The following table presents the major categories of noninterest expense for the year-to-date periods presented:

Table 9

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$38,391	$34,909
Occupancy expense	5,086	4,940
Furniture and equipment	3,100	2,894
Amortization of intangible assets	2,788	1,969
Other real estate owned, net	60	174
Insurance and assessment	2,061	1,995
Professional fees	3,036	3,155
Impairment of long-lived assets	-	224
Other general and administrative	11,705	12,579
Total noninterest expense	$66,227	$62,839

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, noninterest expense increased $3.4 million, compared to the same period in 2017, due to a $3.5 million increase in salaries and employee benefits primarily attributable to increases in compensation and the addition of staff in the fourth quarter 2017 Castle Rock acquisition and the first quarter 2018 Wagner acquisition, combined with a $1.2 million increase in merger-related expenses due to the pending merger with and into Independent, partially offset by the $1.6 million decrease in litigation-related settlements compared to the same period in 2017.

Income Taxes

The Company’s 2018 income tax expense has been favorably impacted by the Tax Act, which was signed into law in December 2017. This new tax law reduced the statutory federal corporate tax rate from 35.0% to 21.0%, beginning on January 1, 2018. The Company’s third quarter 2018 income tax expense and effective tax rate were $4.3 million and 22.4%, respectively, compared to second quarter 2018 income tax expense of $3.8 million and effective tax rate of 22.1%, and third quarter 2017 income tax expense of $5.1 million with an effective tax rate of 33.7%.

BALANCE SHEET ANALYSIS

The following sets forth certain key consolidated balance sheet data:

Table 10

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(In thousands)
Cash and cash equivalents	$39,188	$72,348	$44,340	$51,553	$64,388
Time deposits with banks	254	254	254	254	254
Total investments	612,234	598,316	598,391	614,312	576,459
Total loans (including loans held for sale)	2,931,643	2,876,721	2,847,465	2,807,388	2,661,866
Total assets	3,810,527	3,775,967	3,721,651	3,698,890	3,510,046
Earning assets	3,546,698	3,506,911	3,454,670	3,424,769	3,266,698
Deposits	3,059,947	2,947,795	3,031,714	2,941,627	2,898,060
FHLB Borrowings	233,060	270,700	158,100	227,444	121,182

At September 30, 2018, the Company had total assets of $3.8 billion, reflecting an increase of $111.6 million compared to December 31, 2017 and an increase of $300.5 million compared to September 30, 2017. The increase in total assets compared to December 31, 2017 was primarily due to a $124.3 million increase in total loans,  partially offset by a $2.1 million decrease in total investments and a $12.4 million decrease in cash. As of

September 30, 2018, deposits increased $118.3 million compared to December 31, 2017. The increase in total assets compared to September 30, 2017 was primarily due to a $269.8 million increase in total loans, a $35.8 million increase in investments, a $14.0 million increase in goodwill and intangible assets and a $5.7 million increase in bank owned life insurance. The increase in total assets compared to September 30, 2017 was funded by a $161.9 million increase in deposits, a $111.9 million increase in borrowings and a $53.1 million increase in stockholder’s equity. In Castle Rock transaction in the fourth quarter 2017 the Company acquired loans of $71.1 million and deposits of $128.4 million.

The following table sets forth the amount of our loans outstanding at the dates indicated:

Table 11

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(In thousands)
Loans held for sale	$2,228	$1,766	$1,940	$1,725	$314
Commercial and residential real estate	2,074,512	2,023,729	2,003,326	1,977,431	1,892,828
Construction	125,305	122,789	107,707	99,965	81,826
Commercial	558,181	547,206	543,818	523,355	499,936
Consumer	114,320	124,396	133,670	143,066	124,625
Other	56,390	56,502	57,123	61,982	62,277
Total gross loans	2,930,936	2,876,388	2,847,584	2,807,524	2,661,806
Deferred costs and (fees)	707	333	(119)	(136)	60
Loans, net	2,931,643	2,876,721	2,847,465	2,807,388	2,661,866
Less allowance for loan losses	(23,750)	(23,750)	(23,350)	(23,250)	(22,900)
Net loans	$2,907,893	$2,852,971	$2,824,115	$2,784,138	$2,638,966

The following table presents the changes in our loan balances (including loans held for sale) at the dates indicated:

Table 12

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(In thousands)
Beginning balance	$2,876,388	$2,847,584	$2,807,524	$2,661,806	$2,578,318
New credit extended	146,598	164,258	156,311	186,969	192,774
Acquisition of Castle Rock Bank	-	-	-	71,052	-
Net existing credit advanced	94,393	111,266	76,770	77,307	59,275
Net pay-downs and maturities	(186,159)	(246,108)	(192,986)	(191,624)	(165,520)
Other	(284)	(612)	(35)	2,014	(3,041)
Gross loans	2,930,936	2,876,388	2,847,584	2,807,524	2,661,806
Deferred costs and (fees)	707	333	(119)	(136)	60
Loans, net	$2,931,643	$2,876,721	$2,847,465	$2,807,388	$2,661,866

Net change - loans outstanding	$54,922	$29,256	$40,077	$145,522	$83,394

During the third quarter 2018, loans net of deferred costs and fees increased $54.9 million, comprised of $241.0 million in new loans and advances on existing loans, partially offset by $186.2 million in net pay-downs and maturities during the quarter. In addition to contractual loan principal payments and maturities, the third quarter 2018 included $54.9 million in early payoffs related to our borrowers selling their assets, $13.3 million in loan pay-downs related to fluctuations in loan balances of existing customers, and $8.7 million in loan payoffs related to our strategic decision not to match certain financing terms offered by competitors.

During the twelve months ended September 30, 2018, loans net of deferred costs and fees increased by $269.8 million, or 10.1%, despite $816.9 million in pay-downs and maturities during this period.

At September 30, 2018, our commercial and residential real estate portfolio included $477.0 million of 1-4 family residential loans. The utilization rate on commercial lines of credit was 36.9% at September 30, 2018, compared to 38.0% at December 31, 2017 and 38.2% as of September 30, 2017.

Under joint guidance from the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC”) on sound risk management practices for financial institutions with concentrations in commercial real estate lending, a financial institution may have elevated concentration risk if it has, among other factors, (i) total reported loans for construction, land development, and other land representing 100% or more of capital (CRE 1), or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, representing 300% or more of total capital (CRE 2) and an increase in its commercial real estate loan portfolio of 50% or more during the preceding 36 months. For the Bank, total loans for construction, land development and land represented 40% of capital at September 30, 2018,  compared to 41% at December 31, 2017 and 38% at September 30, 2017. For the Bank, total commercial real estate loans represented 339% of capital at September 30, 2018, compared to 328% at December 31, 2017 and 337% at September 30, 2017. Including $445.5 million in loans acquired in the Home State transaction and $71.1 million in loans acquired in the Castle Rock transaction, the Bank’s commercial real estate loan portfolio increased by 59.5% during the preceding 36 months. Excluding loans acquired in the Castle Rock and Home State transactions, the Bank’s commercial real estate loans increased by 32.8% during the preceding 36 months. Management employs heightened risk management practices with respect to commercial real estate lending, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Loans secured by commercial real estate are recorded on the balance sheet as either a commercial real estate loan or commercial loan depending on the purpose of the loan, regardless of the underlying collateral. We have concluded that we have an acceptable and well-managed concentration in commercial real estate lending under the foregoing standards.

With respect to geographic concentrations, most of our business activity is with customers in the state of Colorado. At September 30, 2018, we did not have any significant concentrations in any particular industry.

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

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments when due according to the contractual terms of the underlying loan agreement. Impaired loans consist of our nonaccrual loans, loans that are 90 days or more past due and other loans for which we determine that noncompliance with contractual terms of the loan agreement is probable. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows, discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

The following table summarizes the loans for which the accrual of interest has been discontinued, loans with payments more than 90 days past due and still accruing interest and OREO. For reporting purposes, OREO consists of real estate, owned or controlled by us, acquired through foreclosure.

Table 13

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
	(Dollars in thousands)

Originated nonaccrual loans	$3,970	$3,348	$3,696	$3,932	$3,935
Purchased credit impaired loans	1,060	1,157	1,495	1,622	809
Accruing loans past due 90 days or more (1)	-	370	-	-	-
Total nonperforming loans (NPLs)	$5,030	$4,875	$5,191	$5,554	$4,744

Other real estate owned and foreclosed
assets	596	629	629	761	-
Total nonperforming assets (NPAs)	$5,626	$5,504	$5,820	$6,315	$4,744

Total classified assets	$23,459	$25,552	$26,125	$28,330	$28,186

Nonperforming troubled debt
restructurings	$149	$208	$484	$1,190	$1,416
Other nonperforming loans	4,881	4,667	4,707	4,364	3,328
Performing troubled debt restructurings	16,026	16,769	18,411	18,066	10,989
Allocated allowance for loan losses	(2,351)	(2,157)	(1,408)	(1,122)	(698)
Net carrying amount of impaired loans	$18,705	$19,487	$22,194	$22,498	$15,035

Accruing loans past due 30-89 days (1)	$2,932	$2,546	$2,671	$2,869	$9,129

Allowance for loan losses	$23,750	$23,750	$23,350	$23,250	$22,900

Unaccreted loan discount (2)	$10,152	$10,939	$12,046	$13,049	$11,654

For the Three Months Ended:

Loans charged-off	$(245)	$(332)	$(261)	$(117)	$(970)
Recoveries	39	202	173	183	248
Net (charge-offs) recoveries	$(206)	$(130)	$(88)	$66	$(722)

Provision for loan losses	$206	$530	$188	$284	$497

Loan Portfolio Ratios:

Allowance for loan losses to loans, net
of deferred costs and fees (3)	0.81%	0.83%	0.82%	0.83%	0.86%
Allowance for loan losses to NPLs	472.17%	487.18%	449.82%	418.62%	482.72%
Annualized net (charge-offs) recoveries to
average loans	(0.03)%	(0.02)%	(0.01)%	0.01%	(0.11)%
Nonperforming assets to total assets	0.15%	0.15%	0.16%	0.17%	0.14%
Nonperforming loans to loans, net
of deferred costs and fees (3)	0.17%	0.17%	0.18%	0.20%	0.18%
Loans 30-89 days past due to loans, net
of deferred costs and fees (3)	0.10%	0.09%	0.09%	0.10%	0.34%
Texas ratio (4)	1.31%	1.33%	1.38%	1.53%	1.22%
Classified asset ratio (5)	6.14%	6.99%	6.73%	7.43%	7.57%
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

As of September 30, 2018, nonperforming loans decreased by $0.5 million, compared to December 31, 2017 and increased by $0.3 million compared to September 30, 2017. As a result of the Castle Rock transaction, the Company acquired $1.6 million of nonperforming loans and $0.8 million of other real estate owned. As of September 30, 2018, no additional funds were committed to be advanced in connection with non-performing loans.

Net charge-offs of $0.2 million were recognized during the third quarter 2018 compared to $0.1 million in net charge-offs in the second quarter 2018 and $0.7 million in net charge-offs during the third quarter 2017.

We categorize loans into risk categories of “pass”, “pass-watch”, “special mention”, “substandard”, “doubtful” and “loss”. These internal categories are based on the definitions in the Uniform Agreement on the Classification of Assets and Appraisal of Securities Held by Banks and Thrifts issued by the OCC, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. In particular, we consider loans that we have internally rated as substandard, doubtful or loss as adversely classified loans. The amount of accruing loans that we have internally considered to be adversely classified was $17.8 million at September 30, 2018, compared to $22.0 million at December 31, 2017 and $23.4 million at September 30, 2017.

At September 30, 2018, classified assets represented 6.1% of bank level capital and allowance for loan losses, compared to 7.4% as of December 31, 2017 and 7.6% as of September 30, 2017.

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

At September 30, 2018, the Company had $0.6 million of other real estate owned (OREO), compared to $0.8 million at December 31, 2017 and no OREO at September 30, 2017. The balance of OREO at September 30, 2018 was comprised of three properties categorized as vacant land, whereas at December 31, 2017, the Company’s OREO balance was comprised of four properties categorized as vacant land.

At September 30, 2018, we had $16.2 million of loans with terms that were modified in troubled debt restructurings (TDRs) with an immaterial allocated allowance for loan loss. At December 31, 2017, we had $19.3 million of loans with terms that were modified in TDRs with a total allocated allowance for loan loss of $0.1 million. At September 30, 2018,  we had $3.0 million of unfunded commitments to borrowers whose loans were classified as TDRs.

The following table provides the allowance for loan losses allocated to TDRs for the current quarter and the prior four quarters:

Table 14

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017

	(In thousands)
Troubled Debt Restructurings (TDRs):
Performing TDRs	$16,026	$16,769	$18,411	$18,066	$10,989
Allocated allowance for loan losses
on performing TDRs	(7)	(17)	(8)	(52)	(16)
Net investment in performing TDRs	$16,019	$16,752	$18,403	$18,014	$10,973

Nonperforming TDRs	$149	$208	$484	$1,190	$1,416
Allocated allowance for loan losses
on nonperforming TDRs	-	-	-	(1)	(125)
Net investment in nonperforming TDRs	$149	$208	$484	$1,189	$1,291

The following provides a rollforward of TDRs for the nine month periods ended September 30, 2018 and September 30, 2017:

Table 15

Troubled Debt Restructuring Rollforward:	Performing TDRs	Nonperforming TDRs	Total
	(In thousands)
Balance at January 1, 2017	$25,128	$91	$25,219
Principal repayments / advances	(16,272)	(46)	(16,318)
Charge-offs, net	-	(32)	(32)
New modifications	4,091	452	4,543
Loans removed from TDR Status	(1,007)	-	(1,007)
Transfers	(951)	951	-
Balance at September 30, 2017	$10,989	$1,416	$12,405

Balance at January 1, 2018	$18,066	$1,190	$19,256
Principal repayments / advances	(2,816)	(1,019)	(3,835)
Charge-offs, net	-	(22)	(22)
New modifications	1,064	-	1,064
Loans removed from TDR Status	(288)	-	(288)
Transfers	-	-	-
Balance at September 30, 2018	$16,026	$149	$16,175

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

The ratio of allowance for loan losses to total loans was 0.81% at September 30, 2018 compared to 0.83% at December 31, 2017 and 0.86% at September 30, 2017.

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

During the third quarter 2018, we recorded a $0.2 million provision for loan losses, compared to a $0.5 million provision for loan losses in the second quarter 2018 and a $0.5 million provision for loan losses in the third quarter 2017. Management considered net loan charge-offs, the level of nonperforming loans, loan portfolio composition and loan growth in its calculation of the adequacy of the allowance for loan losses and resulting provision required to absorb the probable incurred losses inherent in the loan portfolio as of September 30, 2018. For further discussion of the provision for loan losses, see “Provision for Loan Losses” above.

Approximately $2.4 million, or 9.9%, of the $23.8 million allowance for loan losses at September 30, 2018 relates to specific reserve allocations. This compares to a specific reserve of $1.1 million, or 4.8%, of the total allowance for loan losses at December 31, 2017.

The general component of the allowance as a percentage of overall loans, net of unearned costs and fees, was 0.73% at September 30, 2018, compared to 0.79% at December 31, 2017 and 0.83% at September 30, 2017. The decrease in the general reserve as a percentage of loans between September 30, 2017 and September 30, 2018 was primarily due to the impact of purchase accounting related to the Castle Rock transaction, reductions in the concentration risk and loan growth qualitative factors and a reduction in historical loss rates utilized in the calculation, reflecting management’s expectation that probable incurred losses as a percentage of loans had declined during the last twelve months.

We monitor the allowance for loan losses closely and adjust the allowance when necessary, based on our analysis, which includes an ongoing evaluation of substandard loans and their collateral positions.

The following table provides a summary of the activity within the allowance for loan losses account for the periods presented:

Table 16

	Nine Months Ended September 30,
	2018	2017

	(In thousands)
Balance, beginning of period	$23,250	$23,250
Loan charge-offs:
Commercial and residential real estate	(9)	(383)
Commercial	(58)	(582)
Consumer	(424)	(92)
Other	(347)	(376)
Total loan charge-offs	(838)	(1,433)

Loan recoveries:
Commercial and residential real estate	266	55
Construction	64	31
Commercial	11	20
Consumer	16	11
Other	57	258
Total loan recoveries	414	375
Net loan charge-offs	(424)	(1,058)
Provision for loan losses	924	708
Balance, end of period	$23,750	$22,900

Securities

We manage our investment portfolio principally to provide liquidity, balance our overall interest rate risk and to provide collateral for public deposits and customer repurchase agreements.

The carrying value of our portfolio of investment securities at the dates indicated were as follows:

Table 17

7

	September 30,	December 31,	Increase	Percent
	2018	2017	(Decrease)	Change
	(In thousands)
Securities available for sale:
State and municipal	$78,094	$82,486	$(4,392)	(5.3)%
Mortgage-backed - agency / residential	156,476	131,180	25,296	19.3%
Corporate	95,196	103,512	(8,316)	(8.0)%
Collateralized loan obligations	5,259	12,799	(7,540)	(58.9)%
Total securities available for sale	$335,025	$329,977	$5,048	1.5%

Securities held to maturity:
State and municipal	134,768	136,899	(2,131)	(1.6)%
Mortgage-backed - agency / residential	100,690	105,698	(5,008)	(4.7)%
Asset-backed	14,530	16,119	(1,589)	(9.9)%
Other	1,200	1,200	-	-%
Total securities held to maturity	$251,188	$259,916	$(8,728)	(3.4)%

The carrying value of our available for sale investment securities at September 30, 2018 was $335.0 million compared to the December 31, 2017 carrying value of $330.0 million. The $5.0 million increase in available for sale securities from December 31, 2017 was primarily a result of purchases of mortgage-backed securities, offset by maturities, calls and pay-downs.

The carrying value of our held to maturity securities at September 30,  2018 was $251.2 million compared to $259.9 million at December 31, 2017.

At September 30, 2018  and December 31, 2017, our investment securities portfolio had an average effective duration of approximately 4.5 years and 4.6 years, respectively.

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

At September 30, 2018, there were 346 individual securities in an unrealized loss position, including 225 individual securities that had been in a continuous unrealized loss position for 12 months or longer. We evaluated these securities, in addition to the remaining 121 securities in an unrealized loss position, and determined that the decline in value since their purchase dates was primarily attributable to fluctuations in market interest rates. At September 30, 2018, we did not intend to sell, and did not consider it likely that we would be required to sell, any of these securities prior to recovery of their fair value, which may be upon maturity.

At September 30, 2018 and December 31, 2017, we held $26.0 million and $24.4 million, respectively, of other equity securities consisting primarily of bank stocks with no maturity date, which are not reflected in Table 17 above. Bank stocks are comprised of stock of the Federal Reserve Bank of Kansas City, the Federal Home Loan Bank of Topeka, Bankers’ Bank of the West and Pacific Coast Bankers’ Bank. These stocks have restrictions placed on their transferability as only members of the entities can own the stock. We review the equity securities quarterly for potential impairment. No impairment has been recognized on these equity securities.

Deposits

The following table sets forth the amounts of our deposits outstanding at the dates indicated:

Table 18

	At September 30, 2018		At December 31, 2017
	Balance	% of Total	Balance	% of Total

	(Dollars in thousands)
Noninterest-bearing demand	$960,931	31.40%	$939,550	31.94%
Interest-bearing demand and NOW	850,848	27.81%	813,882	27.66%
Money market	570,995	18.66%	527,621	17.94%
Savings	211,996	6.93%	201,687	6.86%
Time	465,177	15.20%	458,887	15.60%
Total deposits	$3,059,947	100.00%	$2,941,627	100.00%

The $118.3 million increase in total deposits at September 30, 2018, compared to December 31, 2017, included a $43.4 million increase in money market, a $37.0 million increase in interest-bearing demand and NOW, a $21.4 million increase in noninterest-bearing demand, a $10.3 million increase in savings and a $6.3 million increase in time deposits.

Noninterest-bearing deposits as a percentage of total deposits were approximately 31.4% at September 30, 2018, compared to 31.9% at December 31, 2017. Noninterest-bearing deposits help reduce overall funding costs. With recent increases in the federal funds borrowing rate initiated by the Federal Reserve Board, these deposits have become more valuable.

Time deposit balances comprised 15.2% of total deposits at September 30, 2018. The majority of the time deposit balance was comprised of deposits of local customers, with $98.4 million representing brokered deposits, compared to $95.3 million at December 31, 2017. We monitor time deposit maturities and renewals on a daily basis and raise rates on local time deposits if necessary to grow such deposits.

Securities Sold under Agreement to Repurchase

At September 30, 2018, securities sold under agreements to repurchase were $8.6 million, compared to $44.7 million at December 31, 2017, and $37.9 million at September 30, 2017. Two customers transferred $42.4 million in repurchase agreement funding to deposit accounts in the third quarter 2018.

Borrowings and Subordinated Debentures

At September 30, 2018, our FHLB borrowings were $233.1 million, compared to $227.4 million at December 31, 2017 and $121.2 million at September 30, 2017. As of September 30, 2018, FHLB borrowings consisted of $183.1 million in line of credit advances and $50.0 million in term notes. At December 31, 2017, our FHLB borrowings consisted of $157.4 million in line of credit advances and $70.0 million in term notes. The total FHLB commitment, including balances outstanding, at September 30, 2018 and December 31, 2017 was $738.5 million and $706.3 million, respectively.

Under an advance, pledge and security agreement with the FHLB, the Bank had additional borrowing capacity of approximately $505.5 million at September 30, 2018 which can be utilized for term and/or line of credit advances.

The FHLB term borrowings at September 30, 2018 consisted of two variable-rate term notes. The variable-rate term notes of $25.0 million bore interest rates of 2.28% and 2.33% at September 30, 2018. These notes mature on March 7, 2019 and August 2, 2019 and will be renewed annually for the next two to three years under our five year forward starting balance sheet swaps initiated in March 2014 and June 2013.  The interest rate on our FHLB line of credit borrowing is variable and was 2.35% at September 30, 2018.

At both September 30, 2018 and December 31, 2017, the balance of the Company’s outstanding subordinated debentures (the “Debentures”) was $65.1 million, comprised of $65.8 million in debt, partially offset by $0.7 million in debt issuance costs. As of September 30, 2018, the Company's Debentures bore a weighted average rate of 5.52%.

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

In March 2018, we renewed our credit agreement for a $10.0 million holding company line of credit with Wells Fargo Bank, National Association. This line of credit is secured by the holding company’s stock in the Bank. The line of credit matures on March 15, 2019. Under the credit agreement, we can elect a fixed or floating interest rate on each advance. As of September 30, 2018,  no amounts had been borrowed on this line of credit.

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

For regulatory purposes, we maintain capital above the minimum core standards. We actively monitor our regulatory capital ratios to ensure that the Company and the Bank are more than “well capitalized” under the applicable regulatory framework. Under these regulations, a bank is considered “well capitalized” if the institution has a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. The Bank is required to maintain similar capital levels under capital adequacy guidelines. At September 30, 2018, each of the Bank’s capital ratios was above the regulatory capital threshold of “well capitalized”.

The following table provides the capital ratios of the Company and the Bank as of the dates presented, along with the applicable regulatory capital requirements.

Table 19

	Ratio at September 30, 2018	Ratio at December 31, 2017	Ratio at September 30, 2017	Minimum Requirement for “Adequately Capitalized” Institution plus fully phased in Capital Conservation Buffer	Minimum Requirement for "Well-Capitalized" Institution
Common Equity Tier 1 Risk-Based
Capital Ratio
Consolidated	10.98%	10.57%	10.56%	7.00%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	12.23%	7.00%	6.50%

Tier 1 Risk-Based Capital Ratio
Consolidated	11.75%	11.36%	11.40%	8.50%	N/A
Guaranty Bank and Trust Company	12.46%	12.29%	12.23%	8.50%	8.00%

Total Risk-Based Capital Ratio
Consolidated	13.71%	13.36%	13.50%	10.50%	N/A
Guaranty Bank and Trust Company	13.20%	13.03%	13.00%	10.50%	10.00%

Leverage Ratio
Consolidated	10.46%	10.21%	10.15%	4.00%	N/A
Guaranty Bank and Trust Company	11.10%	11.05%	10.89%	4.00%	5.00%

At September 30, 2018, all of our regulatory capital ratios remained well above minimum requirements for a “well-capitalized” institution. Our consolidated capital ratios increased compared to December 31, 2017, primarily due to 2018 earnings.

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

Under the terms of each of our two outstanding trust preferred financings, including our related subordinated debentures, which occurred on June 30, 2003 and April 8, 2004, respectively, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if (1) an event of default under any of the subordinated debenture agreements has occurred and is continuing, or (2) we defer payment of interest on the TruPS for a period of up to 60 consecutive months as long as we are in compliance with all covenants of the agreement. At September 30, 2018, interest payments on our two trust preferred financings were current.

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

At the dates indicated, the following commitments were outstanding:

Table 20

	September 30, 2018	December 31, 2017

	(In thousands)
Commitments to extend credit:
Variable	$499,399	$508,186
Fixed	92,041	116,026
Total commitments to extend credit	$591,440	$624,212

Standby letters of credit	$11,192	$12,398

Liquidity

The Bank relies upon deposits as its principal source of funds and therefore must be in a position to service depositors’ needs as they arise. Fluctuations in the account balances of a few large depositors may cause temporary increases and decreases in liquidity from time to time. We deal with such fluctuations by using other sources of liquidity, as discussed below.

The Bank’s initial sources of liquidity are its liquid assets. At September 30, 2018, the Company had $382.1 million in unencumbered securities, $39.2 million in cash and cash equivalents and $12.6 million in excess pledging related to customer accounts that required collateral.

When the level of our liquid assets does not meet our liquidity needs, other available sources of liquid assets, including the purchase of federal funds, sales of loans, including jumbo mortgage loans, brokered and internet certificates of deposit, one-way purchases of certificates of deposit through the Certificates of Deposit Account Registry Service, discount window borrowings from the Federal Reserve and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and presently anticipated funding needs. At September 30, 2018, the Bank had $505.5 million of availability on its FHLB line, $50.8 million of availability on its secured and unsecured federal funds lines with correspondent banks, $64.0 million in borrowing capacity through the American Financial Exchange, and $0.8 million of availability with the Federal Reserve discount window.

At September 30, 2018, the Bank had $123.4 million of brokered deposits, of which $25.1 million were money market accounts, $12.2 million will mature in the fourth quarter 2018, $39.7 million will mature during 2019, $25.1 million will mature during 2020 and $21.5 million will mature during 2021. As of December 31, 2017, the Bank maintained $120.3 million in brokered deposits. We continue to evaluate new brokered deposits as a source of low-cost, longer-term funding.

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

As of September 30, 2018, the holding company had approximately $17.2 million of cash on hand, primarily as a result of the $23.8 million dividend payment from the Bank made during the second quarter 2018 to fund stockholder dividends and debt servicing. In March 2018, the holding company renewed its credit agreement with Wells Fargo Bank, National Association for a $10.0 million secured line of credit. The line of credit is secured with the holding company’s stock in the Bank. At September 30, 2018, there were no funds drawn on the line of credit.

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

The following table shows the projected net interest income increase or decrease over the 12 months following September 30, 2018 and September 30, 2017:

Table 21

Market Risk:

	Annualized Net Interest Income
	September 30, 2018	September 30, 2017
	Amount of Change	Amount of Change
	(In thousands)
Rates in Basis Points
300	$3,351	$5,612
200	2,013	3,559
100	1,462	1,714
Static	-	-
(100)	(7,315)	(7,404)
(200)	(14,426)	(7,814)
(300)	(16,731)	N/M
N/M = not meaningful

Overall, we believe our balance sheet is asset sensitive; i.e. that a change in interest rates would have a greater impact on our assets than on our liabilities. At September 30, 2018, we are positioned to have a short-term favorable impact to net interest income in the event of an immediate 300, 200 or 100 basis point increase in market interest rates. Our asset sensitivity was mostly due to the amount of variable rate loans on the books and is partially mitigated by variable rate borrowings. At September 30, 2018, we have approximately $644.4 million in loans that are expected to reprice within thirty days of a change in the prime lending rate. For purposes of modeling interest rate risk, we assume that there is a simultaneous parallel shift in all interest rate curves increasing yields on all new loans. We also assume that deposit rates, other than time deposit rates, would increase immediately in a rising rate environment, but at a reduced magnitude of 11% to 65% depending upon the type of deposit. Further, the interest rates paid on our FHLB line of credit advances would increase immediately as well. In addition to performing net interest income modeling, we also monitor the impact an instantaneous change in interest rates would have on our economic value of equity. We anticipate a 4.1% reduction in the economic value of equity in the event of a 100 basis point rate increase as the reduction in the value of our fixed rate earning assets would outweigh the corresponding increase in value of our low cost deposits.

We estimate that our net interest income would decline in a 100, 200 or 300 basis point falling rate environment. This is consistent with our belief that our balance sheet is asset sensitive. At September 30, 2018, it is not possible for the majority of our deposit rates to fall 100 to 300 basis points since most deposit rates were already below 100 basis points. At September 30, 2018, the loss of gross interest income in a falling interest rate environment is expected to exceed the corresponding reduction in interest expense in a falling rate environment.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended [the “Exchange Act”] ) as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. The risks described below represent changes to the risk factors set forth in the above-referenced filing as of September 30, 2018.

The pendency of the Merger and the related attention from management, in addition to merger-related expenses may adversely affect our business and results of operations.

The Company’s management and Board of Directors have devoted, and will continue to devote, a significant amount of time and attention to the Merger. In addition, in connection with the Merger we have incurred, and will continue to incur, expenses which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the time and attention devoted by management to the proposed Merger in addition to the expenses incurred in connection with the Merger.

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

Completion of the Merger is subject to customary conditions, including (i) the receipt of bank regulatory approvals, and (ii) the satisfaction of other customary closing conditions. Further, the Reorganization Agreement may be terminated in certain circumstances. There can be no assurance that the Merger will be completed.

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

The value of the shares of Independent common stock to be received by the Company’s stockholders in the Merger is dependent upon the market price of Independent’s common stock, which is subject to fluctuation and may decline prior to the consummation of the Merger and reduce the economic benefits to be received by holders of the Company’s common stock upon completion of the Merger.

The value of each share of Independent common stock to be issued in connection with the Merger is subject to fluctuations in the marketplace, resulting in the possibility that its value could decrease before the date of the closing of the Merger. The Company has the ability to terminate the Reorganization Agreement, subject to certain terms and conditions, if the decline in Independent’s stock price (measured by dividing the Independent closing price per share on May 21, 2018 by the average closing price per share for the 20 trading days ending on and including the third trading day prior to the closing) is more than 15%, and the percentage decrease on an absolute basis exceeds the decline in the NASDAQ Bank Index during such period by more than 1500 basis points. The Reorganization Agreement further provides that, in the event that the Company notifies Independent of its intent to terminate the Reorganization Agreement pursuant to this right, Independent has the option to increase the exchange ratio as provided in the Reorganization Agreement. Because the exchange ratio for shares of Independent’s common stock is fixed, a reduction in the price of Independent’s stock price will directly reduce the economic benefits to be received by the Company’s stockholders in the Merger. Further, there can be no assurance that, if Independent’s stock price declines by more than 15%, the percentage decrease on an absolute basis will exceed the decline in the NASDAQ Bank Index during the applicable period by more than 1500 basis points and thus that the Company would have the ability to terminate the Reorganization Agreement. Further, if the Company terminates the Reorganization Agreement the Company could be negatively affected in other ways as set forth in the other risk factors included herein.

Changes in U.S. trade policies and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Following the U.S. presidential election in 2016, there have been changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China and retaliatory tariffs by China. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact our and our customers’ costs, demand for our customers’ products, and the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our voting common stock during the third quarter 2018.

			Shares Purchased	Remaining
			under	Repurchase
	Total Shares	Average Price	Publicly Announced	Authority
	Purchased (1)	Paid per Share	Repurchase Plan	in Shares
July 1 to July 31	143	$30.20	-	1,000,000
August 1 to August 31	-	-	-	1,000,000
September 1 to September 30	651	30.32	-	1,000,000
____________________	794	$30.30	-	1,000,000

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

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information

On October 29, 2018, the Company’s Board of Directors approved the participation of Anthony L. Pizzichini, Regional President of Guaranty Bank and Trust Company, in the Company’s Change in Control Severance Plan (the “Plan”). The Plan provides severance to participants in the event of termination without cause or for good reason within two years following a change in control. In connection with and as a condition to the Committee’s approval of Mr. Pizzichini’s participation in the Plan, Mr. Pizzichini agreed that any change in his title, position, duties, responsibilities and status or to his base salary or aggregate benefits with Independent immediately following the Merger would not constitute “good reason” under the Plan. A description of the Plan is included in the Company’s 2018 Proxy Statement filed on March 23, 2018 under “Executive Compensation — Potential Payments on Termination or Change in Control” and the Plan is filed as Exhibit 10.6 to the Company’s Form 8-K filed on May 19, 2015, each of which is incorporated herein by reference.

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

i

Dated: October 31, 2018	GUARANTY BANCORP

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)